Form 10-Q
period 1997-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 1997-12-17
CIK 1046203

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997
                                          ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

File number 0-23325
            -------

                        Guaranty Federal Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       43-1792717
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  1341 West Battlefield
  Springfield, Missouri                                           65807
  ---------------------                                           -----
(Address of principal executive offices)                        (Zip Code)


                        Telephone Number: (417) 889-2494
                                          --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                         No  X
                       ---                                       ---
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                               Outstanding on December 15, 1997
            -----                               --------------------------------

         Common Stock                                     0 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.


                                   Form 10-Q

                                TABLE OF CONTENTS

Item                                                                        Page

                         PART I. Financial Information
                         -----------------------------

1.  Financial Statements (Unaudited)                                          3

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                         4

2.  Changes in Securities and Use of Proceeds                                 4

3.  Defaults Upon Senior Securities                                           4

4.  Submission of Matters to Vote of Security Holders                         4

5.  Other Information                                                         4

6.  Exhibits and Reports on Form 8-K                                          4

    Signatures                                                                5

                                     PART I

The information as required by Part I of the Form 10-Q has been omitted because the conversion from the mutual to stock form of ownership of Guaranty Federal Savings Bank (the "Bank") and its acquisition by the registrant (the "Conversion"), as described in the Form S-1 (file no. 333-36141), has not yet occurred. It is anticipated that the Conversion will be completed on or about December 31, 1997. The financial statements of the Bank at and for the three months ended September 30, 1997 are included as Exhibit 99 to this Form 10-Q. The registrant had no assets, liabilities, equity, or operations at and during the three months ended September 30, 1997.

                                     PART II

Item 1.  Legal Proceedings
--------------------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

            None.

Item 5.  Other Information
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         99       Financial Statements of Guaranty Federal Savings Bank

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1997

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Guaranty Federal Bancshares, Inc.



                    Signatures                               Date
                    ----------                               ----

/s/  James E. Haseltine                               December 17, 1997
-------------------------------------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



/s/  Bruce Winston                                    December 17, 1997
-------------------------------------------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)