Form 10-Q
period 1997-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 1998-02-10
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended December 31, 1997
                                           -----------------

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                                -----------     ------------

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          43-1792717     .
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

      1341 West Battlefield
      Springfield, Missouri                              65807           .
-------------------------------------------            ----------
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

                  Yes   X                         No
                      ------                         ------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at February 10, 1998
             -----                          --------------------------------
    Common Stock, Par Value $0.10                   6,221,522 Shares

                        GUARANTY FEDERAL BANCSHARES, INC

                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statement (Unaudited):
         Statements of Financial Condition                                3

         Statements of Income                                             4

         Statements of Cash Flow                                          5

         Notes to Consolidated Financial Statement                        6

2.  Management's Discussion and Analysis of Financial Condition and       9
         Results of Operations

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                     16

2.  Changes in Securities and Use of Proceeds                             16

3.  Defaults Upon Senior Securities                                       17

4.  Submission of Matters to Vote of Security-holders                     17

5.  Other Information                                                     17

6.  Exhibits and Reports on Form 8-K                                      17

    Signatures                                                            18

PART I

Item 1.  Financial Statements
         --------------------

                        GUARANTY FEDERAL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 DECEMBER 31, 1997 (UNAUDITED) AND JUNE 30, 1997

                                     ASSETS
                                     ------

                                                                        December 31,       June 30,
                                                                            1997             1997
                                                                       -------------    -------------
                                                                         (Unaudited)
Cash                                                                   $     910,766    $     417,485
Interest-bearing deposits in other financial institutions                 20,307,148        3,399,866
                                                                       -------------    -------------
         Cash and cash equivalents                                        21,217,914        3,817,351

Available-for-sale securities                                              4,203,625        3,360,000
Held-to-maturity securities                                                6,477,317        8,585,753
Mortgage-backed securities, held-to-maturity                              14,120,442       15,813,890
Mortgage loans held for sale                                               6,369,428        5,903,002
Loans receivable, net                                                    166,863,350      152,232,295
Accrued interest receivable
         Loans                                                             1,043,335          996,014
         Investments                                                         147,886          165,949
         Mortgage-backed securities                                          155,777          149,598
Prepaid expenses and other assets                                          1,990,236        1,963,875
Foreclosed assets held for sale                                              488,155          210,155
Premises and equipment                                                     7,538,594        6,267,157
                                                                       -------------    -------------
                                                                       $ 230,616,059    $ 199,465,039
                                                                       =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
Deposits                                                               $ 143,601,343    $ 151,246,482
Federal Home Loan Bank advances                                           15,130,926       18,150,844
Advances from borrowers for taxes and insurance                              211,225          674,618
Accrued expenses and other liabilities                                       668,171          666,427
Accrued interest payable                                                      88,477          131,245
Income taxes payable                                                         261,174          289,268
Deferred income taxes                                                      1,114,165          816,000
                                                                       -------------    -------------
                  Total Liabilities                                      161,075,481      171,974,884
                                                                       -------------    -------------

STOCKHOLDERS' EQUITY
Capital Stock
        Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued and outstanding 6,221,522 shares                             622,152        3,125,000
Additional paid-in capital                                                48,962,954        3,687,356
Unearned ESOP shares                                                      (3,444,540)              --
Retained earnings, substantially restricted`                              20,886,991       18,620,219
                                                                       -------------    -------------
                                                                          67,027,557       25,432,575

Unrealized appreciation on available-for-sale securities,
     net of tax                                                            2,513,021        2,057,580
                                                                       -------------    -------------
                                                                          69,540,578       27,490,155
                                                                       -------------    -------------
                                                                       $ 230,616,059    $ 199,465,039
                                                                       =============    =============


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

        THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)

                                                    Three Months Ending          Six Months Ending
                                                -------------------------    -------------------------
                                                  12/31/97      12/31/96       12/31/97       12/31/96
                                                -----------    ----------    -----------     ----------
INTEREST INCOME
Loans                                           $ 3,646,258     3,069,726    $ 7,097,589     5,946,574
Investment securities                                96,043       138,166        193,293       282,910
Mortgage-backed securities                          267,442       385,660        565,340       777,856
Escrow Fund Deposits                                200,551        89,950        293,574       174,253
                                                -----------     ---------    -----------     ---------
       Total Interest Income                      4,210,294     3,683,502      8,149,796     7,181,593
                                                -----------     ---------    -----------     ---------

INTEREST EXPENSE
Deposits                                          1,776,873     1,882,123      3,607,586     3,796,052
Federal Home Loan Bank advances                     462,573       186,674        820,018       238,573
Other Deposits                                       79,043             0         79,043             0
                                                -----------     ---------    -----------     ---------
       Total Interest Expense                     2,318,489     2,068,797      4,506,647     4,034,625
                                                -----------     ---------    -----------     ---------

NET INTEREST INCOME                               1,891,805     1,614,705      3,643,149     3,146,968

PROVISION FOR LOAN LOSSES                            30,000             0         63,352             0
                                                -----------     ---------    -----------     ---------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                  1,861,805     1,614,705      3,579,797     3,146,968
                                                -----------     ---------    -----------     ---------

NONINTEREST INCOME (LOSS)
Service charges                                     153,730        53,629        274,625        95,817
Late charges and other fees                          28,224        19,775         53,486        39,082
Gain on loans, investment
    securities and mortgage-backed securities        19,240         2,832         57,371        28,010
Income (expense) on foreclosed assets                 2,178       (10,805)         2,086       (11,396)
Other income                                         35,800        22,757         63,070        46,281
                                                -----------     ---------    -----------     ---------
       Total Noninterest Income                     239,172        88,188        450,638       197,794
                                                -----------     ---------    -----------     ---------

NONINTEREST EXPENSE
Salaries and employee benefits                      501,791       483,886      1,083,065     1,112,681
Occupancy                                           185,607       141,884        348,863       306,055
SAIF deposit insurance premiums                      23,982        67,201         46,952     1,089,693
Data processing fees                                109,990        93,392        197,302       183,129
Advertising                                         101,704        49,558        188,746        92,624
Other expense                                       215,342       140,360        394,251       258,699
                                                -----------     ---------    -----------     ---------
       Total Noninterest Expense                  1,138,416       982,281      2,259,179     3,042,881
                                                -----------     ---------    -----------     ---------

INCOME BEFORE INCOME TAXES                          962,561       720,612      1,771,256       307,881
PROVISION FOR INCOME TAXES                          367,773       267,260        659,965        97,929
                                                -----------     ---------    -----------     ---------

NET INCOME                                      $   594,788       453,352    $ 1,111,291       203,952
                                                ===========     =========    ===========     =========

EARNINGS PER SHARE                              $       n/a           n/a    $       n/a           n/a
                                                ===========     =========    ===========     =========

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)



                                                                     1997             1996
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  1,111,291    $    203,952
   Items not requiring (providing) cash:
       Deferred income taxes                                           87,606          (3,712)
       Depreciation                                                   217,149         202,877
       Provision for loan losses                                            0
       Gain on loans, investment securities
         and mortgage-backed securities                               (57,371)        (28,010)
       Amortization of deferred income, premiums and discounts        (21,765)        (27,449)
       RRP expense                                                     47,979          73,138
   Origination of loans held for sale                              (4,920,734)     (2,545,899)
   Proceeds from sale of loans held for sale                        4,511,679       2,254,956
   Changes in:
       Accrued interest receivable                                    (35,437)        124,225
       Prepaid expenses and other assets                              (26,361)       (185,176)
       Accounts payable and accrued expenses                          (41,024)       (120,475)
       Income taxes payable                                           (43,094)          4,489
                                                                 ------------    ------------
         Net cash provided by (used in) operating activities          829,918         (47,084)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                          (14,884,525)    (12,260,138)
   Principal payments on mortgage-backed securities,
       held-to-maturity                                             1,693,448       2,158,417
   Purchase of premises and equipment                                (259,788)        (97,220)
   Proceeds from sale of available-for-sale securities                      0       5,277,109
   Proceeds from maturities of available-for-sale securities                0         500,000
   Proceeds from maturities or calls of
       held-to-maturity investments                                 2,044,433       1,222,025
   Capitalized costs on foreclosed assets                                   0         (44,377)
                                                                 ------------    ------------
         Net cash used in investing activities                    (11,406,432)     (3,244,184)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Tax benefit of vested RRP shares                                    32,229               0
   Proceeds from sale of common stock, net                         42,668,120               0
   Unearned ESOP shares                                            (3,444,540)              0
   Stock Options Exercised                                             18,516               0
   Cash dividends paid                                               (687,500)       (562,500)
   Cash dividends received on RRP Stock                                 5,905           3,493
   Net increase in demand deposits,
       NOW accounts and savings accounts                            5,384,078       1,583,221
   Net (decrease) in certificates of deposit                      (12,516,420)    (11,820,837)
   Proceeds from FHLB advances                                     30,000,000      24,163,750
   Repayments of FHLB advances                                    (33,019,918)     (8,000,000)
   Advances from borrowers for taxes and insurance                   (463,393)       (399,939)
   Reduction of shares in RRP Trust                                         0          13,358
                                                                 ------------    ------------
       Net cash provided by financing activities                   27,977,077       4,980,546
                                                                 ------------    ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                             17,400,563       1,689,278

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        3,817,351       2,674,557
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 21,217,914    $  4,363,835
                                                                 ============    ============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Conversion, Reorganization and Stock Issuance
         ---------------------------------------------

         Guaranty Federal Bancshares, Inc. completed the conversion from a federally chartered mutual holding company, (formerly Guaranty Federal Bancshares, M. H. C.) to a Delaware-chartered stock corporation on December 30, 1997. Stockholders' equity increased to $69.5 million primarily due to the conversion in which Guaranty Federal Bancshares, Inc. exchanged 1,880,710 shares of its common stock for all the Bank's common stock not held by Guaranty Federal Bancshares, M. H. C. This exchange ratio was 1.931. In addition 4,340,812 shares at $10.00 per share were sold in the stock offering, including 344,454 shares to the employee stock ownership plan ( the "ESOP"). Total shares of common stock outstanding following the offering and exchange is 6,221,522.

         In April 1995 Guaranty Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association into a federal mutual holding company, Guaranty Federal Bancshares,
M. H. C. (the "MHC"). As part of the reorganization, the Association incorporated a de novo federally chartered stock savings bank, Guaranty Federal Savings Bank (the "Bank") and transferred most of its assets and all its liabilities to the Bank. The Bank issued 3,125,000 shares of its common stock (par value $1.00) of which 972,365 shares were sold to parties other than the MHC, thus creating a minority ownership interest in the Bank. The shares had an initial public offering price of $8 per share, resulting in gross sales proceeds of $7,778,920. Costs related to the stock issuance, which have been applied to reduce the gross proceeds, were $654,388. Also $100,000 was transferred to the MHC for the initial capitalization in connection with reorganization.

Note 2:  Basis of Presentation
         ---------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

                        GUARANTY FEDERAL BANCSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2:  Basis of Presentation, continued
         --------------------------------

           Operating results for the six-month periods ended December 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the full year. During the quarter ended December 31, 1997, the Company engaged in no significant business activity other than formation activities prior to December 30, 1997. Between December 30, 1997 and December 31, 1997, the company engaged in no significant business activity other than ownership of the common stock of the Bank. Accordingly, all consolidated financial statements for periods prior to December 30, 1997, relate solely to the Bank and Guaranty Financial Services, Inc. of Springfield, a wholly owned subsidiary of the Bank.

Note 3:  Principles of Consolidation
         ---------------------------

         As more fully described in Note 1, the Company is a Delaware-chartered stock corporation organized to facilitate the conversion from the mutual holding company form of ownership of the Bank to the stock holding company form of ownership of the Bank and hold all of the capital stock of the Bank. In connection with the conversion, Guaranty Federal Bancshares, M. H. C., which had owned 69% of the common stock of the Bank, was merged with and into the Bank, and its shares of the Bank were canceled.

         The consolidated financial statements include the accounts of the Company, its wholly -owned subsidiary, Guaranty Federal Savings Bank and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Earnings Per Share
         ------------------

         The FASB recently adopted SFAS 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

                        GUARANTY FEDERAL BANCSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4:  Earnings Per Share, continued
         -----------------------------

         As more fully described in the preceding Notes, the Company had no operations prior to December 30, 1997 and earnings per share information for the common stock of the Company for the three months and six months ended December 31, 1996 and 1997 has not been presented because the information is not available or would not be meaningful. Earnings per share information for the Bank for the three and six months ended December 31, 1996 and 1997 has not been presented because the information that will be provided in future periods concerning the Company. The Company expects to provide earnings per share information for all periods beginning after December 31, 1997.

Note 5:  Benefit Plans
         -------------

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). The RRP authorized shares to be issued to directors, officers and employees of the Bank. As of December 31, 1997, all of the RRP shares have been purchased and awarded. The Bank is amortizing the RRP expense over each participant's vesting period and the financial statements reflect $47,979 RRP expense for the six month period ending December 31, 1997. The SOP authorized stock options on shares to be issued to officers and employees of the Bank, all of which have been granted. Both the RRP and SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At December 31, 1997, the were, outstanding , 184,690 options that have been granted at prices ranging from $5.83 to $6.08 per share and 47,208 RRP shares were unvested.

                        GUARANTY FEDERAL BANCSHARES, INC

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

         The accompanying Consolidated Financial Statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), and all accounts of its wholly owned subsidiary , Guaranty Federal Savings Bank (the "Bank") and all accounts of the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

         However, because the conversion, reorganization and stock issuance of the Company, the Bank and related entities did not occur until December 30, 1997, all results prior to that date reflect the accounts of the Bank and its subsidiary. The Company realized approximately $39.2 million in net process from the stock issuance of which the Company provided $19.9 million to the Bank as capital and the Company provided a loan of $3.44 million to fund the purchase of stock for the employee stock ownership plan. Other than the loan for the ESOP, most of the funds received are expected to remain in short term instruments until they are invested for longer term uses such as loans.

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at December 31, 1997, and the results of operations for the three and six months ended December 31, 1997 and 1996.

Financial Condition
-------------------

         The Company's total assets increased $31,151,020, or 15.6%, from $199,465,039 as of June 30, 1997, to $230,616,059 as of December 31, 1997.

         Cash and cash equivalents increased by $17,400,563, or 455.8% from $3,817,351 as of June 30, 1997, to $21,217,914 as of December 31, 1997. This is
a result of proceeds from the stock conversion being placed in interest-bearing deposits with other financial institutions.

                        GUARANTY FEDERAL BANCSHARES, INC

-------------------------------

         Available-for-sale securities increased $843,625 , or 25.1% from $3,360,000 as of June 30, 1997, to $4,203,625 as of December 31, 1997, and
held-to-maturity securities decreased $2,108,436, or 24.6%, from $8,585,753 as of June 30, 1997 to $6,477,317 as of December 31, 1997. The Bank deployed these funds to higher yielding loans. The Bank continues to hold 96,000 shares of Federal Home Mortgage Loan Corporation ("FHLMC") stock with a amortized cost of $94,000 in the available-for-sale category. As of December 31, 1997, the gross unrealized gain on the stock was $3,932,000 an increase from $3,266,000 as of June 30, 1997.

         Mortgage-backed securities, held-to-maturity, decreased $1,693,448 or 10.7%, from $15,813,890 as of June 30, 1997, to $14,120,442, as of December 31,
1997. The decrease is attributed to prepayments received on various pools of mortgage-backed securities during the six months ending December 31, 1997. As of December 31, 1997, and June 30, 1997, there were no mortgage-backed securities classified as available for sale.

         Net loans receivable increased by $14,631,055, or 9.6%, from $152,323,295, as of June 30, 1997, to $166,863,350, as of December 31, 1997, and
loans held-for-sale increased by $466,426, or 7.9% from $5,903,002 as of June 30, 1997 to $6,369,428 as of December 31, 1997. Growth consisted primarily of loans secured by both owner and non-owner occupied residential real estate, which increased by $9,700,000. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned asset growth.

         Allowance for loan losses decreased $3,207 or 0.1% from $2,177,009 as of June 30, 1997, to $2,173,802 as of December 31, 1997. The allowance decreased due to charge-offs in excess of recoveries for the period. The allowance for loan losses as of December 31, 1997 and June 30, 1997 was 1.3%, and 1.4% of total loans outstanding. As of December 31, 1997, the allowance for loan losses was 237.1% of loans past due 90 days or more versus 262.8% as of June 30, 1997.

         Fair value of foreclosed assets held-for-sale increased $278,000, from $210,155 as of June 30, 1997 to $488,155 as of December 31, 1997. The properties in this category include a duplex acquired in July 1996, a single family residence acquired in June 1997, a four-plex and a six-plex acquired in November 1997, and two automobiles acquired in November 1997. Management believes that these assets be sold with no further loss to the Bank.

                        GUARANTY FEDERAL BANCSHARES, INC

-------------------------------

         Premises and equipment increased $1,271,437, or 20.3%, from $6,267,157 as of June 30, 1997, to $7,538,594 as of December 31, 1997. The Bank opened a new branch office in the southern section of Springfield in December 1997. This branch is located on a site of land purchased by the MHC, and subsequently transferred to the Company in connection with its Plan of Conversion and Reorganization. The land was transferred at a fair value of $1,228,798. The branch office is currently housed in a modular building which is leased for a two year period. During the two year lease, the Bank intends to examine whether to extend the lease of the modular office, or commence construction of a permanent branch office facility.

         Deposits decreased $7,645,139 or 5.1%, from $151,246,482 as of June 30, 1997, to $143,601,343 as of December 31, 1997. For the six months ending December 31, 1997, checking and passbook accounts increased by $4,871,281, or 17.0% while certificates of deposits decreased by $12,516,420, or 10.2%. The majority of this decrease can be attributed to the management's decision to allow high cost certificate of deposit accounts to run off and replace these funds with FHLB advances at an overall lower cost. In addition, approximately $1.5 million was withdrawn from accounts to purchase stock in the recent offering.

         FHLB advances decreased to $3,019,918 or 16.6%, from $18,150,844 as of June 30, 1997 to $15,130,926 as of December 31, 1997. There was a total of $18,000,000 in FHLB advances which were paid of with the proceeds from the stock conversion. As of December 31, 1997 the Bank had the ability to borrow an additional $60.0 million from the FHLB.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $42,050,423, or 153.0%, from
$27,490,155 as of June 30, 1997, to  $69,540,578  as of December 31, 1997.  This
increase was primarily due to the sale of $39,963,580 of common stock in connection with the Plan of Conversion and Reorganization. Unrealized appreciation on securities available-for-sale, net of tax, contributed $455,441 to stockholders' equity for the quarter. On October 18, 1997 a cash dividend of $0.22 per share was paid to the stockholders of record of the Bank as of September 12, 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

              Results of Operations - Comparison of Three Month and
               Six Month Periods Ended December 31, 1997 and 1996

         Net income for the three months and six months ended December 31, 1997 was $594,788 and $1,111,291, as compared to $453,352 and $203,952 for the three months and six months ended December 31, 1996 which represents an increase in earnings of $141,436 or 31.2% for the three month period, and a increase in earnings of $907,339 or 444.9% for the six month period. The increase in earnings for the three month and six month period ending December 31, 1997, was primarily due to increases in net interest income and non interest income as well as a decrease in premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") on Savings Association Insurance Fund ("SAIF") assessable deposits. Legislation was signed into law on September 30, 1996, requiring all SAIF-insured institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits. This special assessment decreased net income for the quarter ended September 30, 1996 by approximately $559,000.

Interest Income
---------------

         Total interest income for the three months and six months ended December 31, 1997, increased $526,792 or 14.3% and $968,203 or 13.5% as compared to the three months and six months ended December 31, 1996. For the six month period ended December 31, 1997 the average yield on interest earning assets of 8.13% remained the same, while the average balance of interest earnings assets increased $24,000,000 over the same period one year ago.

Interest Expense
----------------

         Total interest expense for the three months and six months ended December 31, 1996, increased $249,692 or 12.1% and $472,022 or 11.7% when compared to the three months and six months ended December 31, 1996. For the six month period ended December 31, 1997, the average cost of interest bearing liabilities decreased 14 basis points to 5.11% while the average balance increased $23,000,000, when compared to the same period in 1996.

Net Interest Income
-------------------

         Net interest income for the three months and six months ended December 31, 1997, increased $277,100, or 17.2% and $496,181, or 15.8% when compared to the same period in 1996. This is due primarily to a increase in the spread between the average yield on interest earning assets, and the average cost of interest bearing liabilities. This spread increased by 14 basis points to 3.02% for the six month period ending December 31, 1997, when compared to the same period in 1996. In addition, average interest earning assets increased by $1,000,000 more than average interest bearing liabilities did for the six month period ended December 31, 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

Provision for Loan Losses
-------------------------

         Based  primarily  on  the  continued   growth  of  the  loan  portfolio
management decided to increase the allowance for loan loss reserve through a provision for loan loss of $30,000 and $63,352 for the three months and six months ended December 31, 1997, respectively. There was no provision for loan losses recorded for the three months and six months ended December 31, 1996. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income increased $150,984, or 171.2% and $252,844, or 127.8% for the three months and six months ended December 31, 1997, when compared to the three months and six months ended December 31, 1996. The increase was primarily due to a increase in checking account service charges, which increased $100,101 or 186.7% and $178,808 or 186.6% for the three months and six months ended December 31, 1997, when compared to the same period in 1996.

Noninterest Expense
-------------------

         Noninterest expense increased $156,135, or 15.9% for the three months ended December 31, 1997, and decreased $783,702, or 25.8% for the six month period ending December 31, 1997 when compared to the three months and six months ended December 31, 1996. The primary cause for the decrease for the six month period ended December 31, 1997 was the one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") on all SAIF assessable deposits as of March 31, 1995. This assessment resulted in a $931,989 addition to SAIF premiums during the six month period ended December 31, 1996. The total SAIF premiums for the six month period ending December 31, 1996, was $1,089,693, as compared to $46,952 for the six month period ending December 31, 1997.

           Advertising expense increased $52,146, or 105.2% for the three months ended December 31, 1996, and increased $96,122, or 103.8% for the six months ended December 31, 1997, when compared to the same period in 1996. The primary reason for this increase was the additional expense in connection with the marketing campaign designed to attract checking accounts which was initiated in early 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

------------------------------

         The ESOP was implemented at the time of the stock conversion at December 30, 1997. In addition, the Company intends to adopt a stock option plan and a restricted stock plan if stockholder approvals are received. The cost associated with these benefit plans as well as costs associated with the Company being a public company are expected to increase noninterest expense in future periods.

Provision for Income Taxes
--------------------------

         There was a $100,513 and $562,036 increase in the provision for income taxes for the three months and six months ended December 31, 1997, as compared to the same period in 1996. The large increase for the three months ended December 31, 1997, was primarily due to the increase in pre-tax income when compared to the same period in 1996. The increase for the six months ended December 31, 1997, was primarily due to the increase in pre-tax income due to the FDIC special assessment made September 30, 1996.

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of December 31, 1997, was $2,173,802 or 1.3% of loans receivable. Total assets classified as substandard, doubtful, or loss as of December 31, 1997, were $1,902,414 or 0.8% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

                       GUARANTY FEDERAL BANCSHARES, INC.

-------------------------------

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.


                                                  12/31/97         6/30/97              12/31/96
                                                  --------         -------              --------
                                                            (Dollars In Thousands)

   Nonperforming loans                           $    1,392       $    1,257          $      172
   Real estate acquired in
   settlement of loans                                  488              210                 453
                                                 ----------       ----------          ----------

   Total Nonperforming Assets                    $    1,808       $    1,467          $      625
                                                 ==========       ==========          ==========
   Total Nonperforming Assets
   as a Percentage of Total
   Assets                                              0.81%            0.74%               0.33%
   Allowance for loan losses                        $ 2,173          $ 2,177             $ 2,078
   Allowance for loan losses as a
         Percentage of average loans, net              1.36%            1.49%               1.41%


Liquidity and Capital Resources
-------------------------------

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1997, the Bank's liquidity ratio was 28.7%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At December 31, 1997, the Bank had approximately $2,900,000 in commitments to originate mortgage loans and $11,438,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                     PART II

Item 1.  Legal Proceedings
--------------------------

         None.

Item 2.  Changes in Securities and use of proceeds
--------------------------------------------------

         The registrant filed a registration statement on Form S-1 (Commission file no. 333-36141) that was declared effective on November 12, 1997. On December 30, 1997, Guaranty Federal Bancshares, Inc. completed the conversion and reorganization of Guaranty Federal Savings Bank and its former mutual holding company by selling 4,340,812 shares of common stock to certain depositors of the Bank and a benefit plan of the Bank at a price of $10.00 per share. In addition approximately 1,880,710 shares of common stock of the Bank held by public stockholders were exchanged for common stock of Guaranty Federal Bancshares, Inc. at a ratio of 1.931 shares of common stock of the Company for each share of the Bank. The only class of securities registered pursuant to the offering was common stock, par value $0.10 per share, and all 6,221,522 shares registered were issued.

         The Offering commenced on November 21, 1997 and was terminated on December 16, 1997, after the sale of all of the Common stock registered under the Offering at $10.00 per share. Friedman, Billings, Ramsey & Co., Inc. assisted the registrant as the sole underwriter on a best effort basis.

         Of the 6,221,522 shares registered and issued: (1) 3,996,358 shares were sold (at $10.00 per share), resulting in cash proceeds to the Company of $39,963,580, (2) 344,454 shares were sold (at $10.00 per share) to the trust of the employee stock ownership plan of the Bank (the "ESOP") and funded by a direct loan (with proceeds used from the offering) from the Company to the trust, an affiliate of the Company, in the amount of $3,444,540 and (3) 1,880,710 shares (minus a certain de minimum number of fractional shares for which cash will be paid) issued in exchange for the common stock of the Bank. The expenses for the offering were $740,000 resulting in net proceeds of $42,668,000 ($43,408,000 minus $740,000) of which $19,981,790 was directly contributed to the Bank, and $22,686,030 was retained by the Company. Of the $740,000 in expenses, $150,000 in underwriting commissions and $40,000 in fees were paid to Friedman, Billings, Ramsey & Co., Inc.

         There has been no material change in the use of the net proceeds from the disclosures set forth in the prospectus filed in connection with the Offering. The Company used a portion of the proceeds it retained to loan the Company's Employee Stock Ownership Plan approximately $3.4 million at a rate of 8.5%, to be repaid over 15 years. The Bank has used the $19,981,790 proceeds contributed by the Company to repay outstanding FHLB advances. The remainder of the proceeds have been loaned to the Bank to fund its general business operations.

         The only direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company, and to affiliates of the Company were: (1) the contribution of the Company to the Bank, (2) the loan to the Bank, and (3) the loan to the trust of the ESOP. The only direct or indirect payment to others was the $740,000 in expenses. The $740,000 in expenses, the contribution by the Company to the Bank and the amount lent to the Bank by the Company are reasonable estimates.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                     PART II

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

         At the annual meeting of stockholders of the subsidiary bank of the registrant, held on October 18, 1997, the stockholders elected Gary Lipscomb and George Hall to three-year terms as director of the Savings Bank, while Jack L. Barham, Wayne V. Barnes and Ivy Rogers and James E. Haseltine continue to serve as directors. Also at that meeting, Baird, Kurtz, & Dobson was ratified as Independent Certified Public Accountant. These same entities serve in identical capacities with the registrant.

         At a special meeting, held December 19, 1997, Members of the Mutual Holding Company and the Public stockholders' of the Bank, approved the Plan of Conversion and Reorganization.

Item 5.  Other Information
--------------------------

         At the December 17, 1997 board meeting, Gerald L. Bos was appointed to the Board of Directors, for a three-year term.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a)       Exhibits

                  None.

         b)       Reports on Form 8-K

                  None.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Guaranty Federal Bancshares, Inc.


              Signatures                                        Date
              ----------                                        ----

        \S\  James E. Haseltine                               2/10/98
     ------------------------------------------------      --------------
        James E. Haseltine
        President and Chief Executive Officer
        (Duly authorized officer)



        \S\  Bruce Winston                                     2/10/98
     -----------------------------------------------      ----------------
        Bruce Winston
        Vice President and Chief Financial Officer
        (Principal Financial and Accounting Officer)