Form 10-Q
period 1998-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 1998-05-15
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MarkOne)  [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                      For the quarter ended March 31, 1998
                                            --------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              43-1792717
       --------                                              ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

    1341 West Battlefield
  Springfield, Missouri                                         65807
  ---------------------                                         -----
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

                  Yes   X                        No___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                        Outstanding at May 11, 1998
                  -----                        ---------------------------

         Common Stock, Par Value $0.10               6,225,817 Shares

                        GUARANTY FEDERAL BANCSHARES, INC

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                    Page
----                                                                    ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statement (Unaudited):
         Statements of Financial Condition                                3

         Statements of Income                                             4

         Statements of Cash Flow                                          5

         Notes to Consolidated Financial Statement                        6

2.  Management's Discussion and Analysis of Financial Condition and       9
         Results of Operations

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                    17

2.  Changes in Securities and Use of Proceeds                            17

3.  Defaults Upon Senior Securities                                      18

4.  Submission of Matters to Vote of Security-holders                    18

5.  Other Information                                                    18

6.  Exhibits and Reports on Form 8-K                                     18

    Signatures                                                           19

PART I

Item 1.  Financial Statements
         --------------------

                        GUARANTY FEDERAL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997

                                     ASSETS
                                     ------

                                                                           March 31,       June 30,
                                                                            1998             1997
                                                                       -------------    -------------
                                                                                        (Unaudited)
Cash                                                                   $     887,404    $     417,485
Interest-bearing deposits in other financial institutions                 17,130,088        3,399,866
                                                                       -------------    -------------
         Cash and cash equivalents                                        18,017,492        3,817,351

Available-for-sale securities                                              4,829,266        3,360,000
Held-to-maturity securities                                                9,070,423        8,585,753
Mortgage-backed securities, held-to-maturity                              12,888,531       15,813,890
Mortgage loans held for sale                                               5,911,556        5,903,002
Loans receivable, net                                                    184,461,863      152,232,295
Accrued interest receivable
         Loans                                                             1,105,129          996,014
         Investments                                                         164,918          165,949
         Mortgage-backed securities                                          123,306          149,598
Prepaid expenses and other assets                                          2,046,216        1,963,875
Foreclosed assets held for sale                                              224,155          210,155
Premises and equipment                                                     7,482,395        6,267,157
                                                                       -------------    -------------
                                                                       $ 246,325,250    $ 199,465,039
                                                                       =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
Deposits                                                               $ 144,432,638    $ 151,246,482
Federal Home Loan Bank advances                                           27,861,206       18,150,844
Advances from borrowers for taxes and insurance                              545,815          674,618
Accrued expenses and other liabilities                                     1,705,850          666,427
Accrued interest payable                                                     186,543          131,245
Income taxes payable                                                         466,665          289,268
Deferred income taxes                                                      1,330,000          816,000
                                                                       -------------    -------------
                  Total Liabilities                                      176,528,717      171,974,884
                                                                       -------------    -------------

STOCKHOLDERS' EQUITY
Capital Stock
        Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued and outstanding 6,225,817 shares                             622,582        3,125,000
Additional paid-in capital                                                48,998,665        3,687,356
Unearned ESOP shares                                                      (3,444,540)            --
Retained earnings, substantially restricted`                              20,775,301       18,620,219
                                                                       -------------    -------------
                                                                          69,952,008       25,432,575

Unrealized appreciation on available-for-sale securities,
     net of tax                                                            2,844,525        2,057,580
                                                                       -------------    -------------
                                                                          69,796,533       27,490,155
                                                                       -------------    -------------
                                                                       $ 246,325,250    $ 199,465,039
                                                                       =============    =============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

         THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                    Three Months Ending           Nine Months Ending
                                                 ------------------------     ---------------------------
                                                   3/31/98        3/31/97        3/31/98      3/31/97
                                                   -------        -------        -------      -------
INTEREST INCOME
Loans                                           $  3,696,895    3,136,573      $10,794,484      9,083,147
Investment securities                                 95,928      121,217          289,221        404,127
Mortgage-backed securities                           242,033      327,691          807,373      1,105,547
Other                                                348,943       96,911          642,517        271,164
                                                 -----------  -----------       ----------    -----------
       Total Interest Income                       4,383,799   3,682,392        12,533,595     10,863,985
                                                 -----------  -----------       ----------    -----------

INTEREST EXPENSE
Deposits                                           1,688,787    1,811,745        5,296,373      5,607,797
Federal Home Loan Bank advances                      339,326      293,406        1,159,344        531,979
Other deposits                                             0            0           79,043              0
                                                 -----------  -----------       ----------    -----------
       Total Interest Expense                      2,028,113    2,105,151        6,534,760      6,139,776
                                                 -----------  -----------       ----------    -----------

NET INTEREST INCOME                                2,355,686    1,577,241        5,998,835      4,724,209

PROVISION FOR LOAN LOSSES                             30,000            0           93,352              0
                                                 -----------  -----------       ----------    -----------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                   2,325,686    1,577,241        5,905,483      4,724,209
                                                 -----------  -----------       ----------    -----------

NONINTEREST INCOME (LOSS)
Service charges                                      150,430       69,999          425,055        165,816
Late charges and other fees                           28,224       22,334           81,710         61,416
Gain (loss) on loans, investment
    securities and mortgage-backed securities         12,295       (5,736)          69,666         22,274
Income on foreclosed assets                            8,525       28,001           10,611         16,605
Other income                                          53,001       21,249          116,071         67,530
                                                 -----------  -----------       ----------    -----------
       Total Noninterest Income                      252,475      135,847          703,113        333,641
                                                 -----------  -----------       ----------    -----------

NONINTEREST EXPENSE
Salaries and employee benefits                       591,973      490,643        1,675,038      1,603,324
Occupancy                                            202,054      167,897          550,917        473,952
SAIF deposit insurance premiums                       23,164       27,617           70,116      1,117,310
Data processing fees                                 105,547       97,588          302,849        280,717
Advertising                                          108,300       99,296          297,046        191,920
Other expense                                        214,442      124,434          608,693        383,133
                                                 -----------  -----------       ----------    -----------
       Total Noninterest Expense                   1,245,480    1,007,475        3,504,659      4,050,356
                                                 -----------  -----------       ----------    -----------

INCOME BEFORE INCOME TAXES                         1,332,681      705,613        3,103,937      1,007,494
PROVISION FOR INCOME TAXES                           489,438      253,797        1,149,403        351,726
                                                 -----------  -----------       ----------    -----------

NET INCOME                                      $    843,243      451,816    $    1,954,534       655,768
                                                 ===========  ===========     =============   ===========

EARNINGS PER SHARE BASIC                        $       0.14          n/a    $          n/a           n/a
                                                 ===========  ===========      ============   ===========
EARNINGS PER SHARE DILUTED                      $       0.14          n/a    $          n/a           n/a
                                                 ===========  ===========      ============   ===========

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                              1998             1997
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $  1,954,534     $   655,768
   Items not requiring (providing) cash:
       Deferred income taxes                                                  51,504          (59,643)
       Depreciation                                                          331,393          314,074
       Provision for loan losses                                              93,352                0
       (Gain) loss on loans, investment securities
         and mortgage-backed securities                                      (69,666)         (22,274)
       Amortization of deferred income, premiums and discounts                79,965          (23,806)
       RRP expense                                                            74,470           90,036
   Origination of loans held for sale                                     (5,686,116)      (5,129,632)
   Proceeds from sale of loans held for sale                               5,743,616        3,603,783
   Changes in:
       Accrued interest receivable                                           (81,792)         103,546
       Prepaid expenses and other assets                                     (81,657)        (237,343)
       Accounts payable and accrued expenses                               1,095,043           38,448
       Income taxes payable                                                   194,626           87,741
                                                                         ------------     ------------
         Net cash provided by  (used in) operating activities              3,699,272         (579,302)
                                                                         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                 (32,420,629)     (14,475,154)
   Principal payments on mortgage-backed securities,
       held-to-maturity                                                    2,925,359        2,956,242
   Purchase of premises and equipment                                       (317,833)         (94,039)
   Proceeds from sale of available-for-sale securities                             0        5,318,175
   Purchase of held-to-maturity securities                                (4,855,431)               0
   Proceeds from sale of real estate owned                                    14,000                0
   Proceeds from maturities or calls of
       available-for-sale securities                                               0          733,464
   Proceeds from maturities or calls of
       held-to-maturity investments                                        4,259,673        1,000,000
   Capitalized costs on foreclosed assets                                          0          169,334
                                                                         -----------      -------------
Net cash used in investing activities                                    (30,394,861)      (4,391,978)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net                                42,628,054                0
   Unearned ESOP shares                                                   (3,444,540)               0
   Stock options exercised                                                    44,372                0
   Cash dividends paid                                                    (1,621,372)        (562,500)
   Cash dividends received on RRP stock                                        8,704            7,649
   Net increase in demand deposits,
       NOW accounts and savings accounts                                   8,044,921        1,752,269
   Net increase (decrease) in certificates of deposit                    (14,345,968)     (12,693,977)
   Proceeds from FHLB advances                                            43,750,000       31,163,750
   Repayments of FHLB advances                                           (34,039,638)     (10,003,199)
   Advances from borrowers for taxes and insurance                          (128,803)        (187,289)
   Reduction of shares in RRP trust                                                0           13,358
                                                                         -----------      ------------
     Net cash provided by financing activities                            40,895,730        9,490,061
                                                                         -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                     14,200,141        4,518,781

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,817,351        2,674,557
                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  18,017,492    $   7,193,338
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

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Conversion, Reorganization and Stock Issuance
         ---------------------------------------------

         Guaranty Federal Bancshares, Inc. completed the conversion from a federally chartered mutual holding company, (formerly Guaranty Federal Bancshares, M. H. C.) to a Delaware-chartered stock corporation on December 30, 1997. Guaranty Federal Bancshares, Inc. exchanged 1,880,710 shares of its common stock for all the Bank's common stock not held by Guaranty Federal Bancshares,
M. H. C. This exchange ratio was 1.931. In addition 4,340,812 shares at $10.00 per share were sold in the stock offering, including 344,454 shares to the employee stock ownership plan ( the "ESOP"). Costs related to the stock issuance have been applied to reduce the gross proceeds, resulting in net proceeds from the offering of $39.2 million. Total shares of common stock outstanding following the offering and exchange was 6,221,522.

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

                        GUARANTY FEDERAL BANCSHARES, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2:  Basis of Presentation, continued
         --------------------------------

           Operating results for the nine-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results that may be expected for the full year. Prior to December 30, 1997, the Company engaged in no significant business activity other than formation activities. Between December 30, 1997 and March 31, 1998, the Company engaged in no significant business activity other than ownership of the common stock of the Bank. Accordingly, all consolidated financial statements for periods prior to December 30, 1997, relate solely to the Bank and Guaranty Financial Services, Inc. of Springfield, a wholly owned subsidiary of the Bank. For further information refer to the Savings Bank's June 30, 1997, Form 10-KSB which was filed with the Office of Thrift Supervision and includes a complete set of audited financial statements through June 30, 1997.

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

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4:  Earnings Per Share, continued
         -----------------------------

         As more fully described in the preceding Notes, the Company had no operations prior to December 30, 1997 and earnings per share information for the common stock of the Company for the nine months ended March 31, 1998 and the three months and nine months ended March 31, 1997 has not been presented because the information is not available or would not be meaningful.

                                                                 For three months ended March 31, 1998
                                                                 -------------------------------------
                                                                   Income         Shares      Per-share

Basic EPS
Income available to common stockholders                            $843,243      5,877,527      $0.14
                                                                                                =====

Effect of Dilutive Securities
Stock options                                                                       75,059
RRP shares                                                                          25,013
                                                                  ---------       --------
Income available to common stockholders                            $843,243      5,974,753      $0.14
                                                                   ========      =========      =====

Options to purchase 5,000 shares of common stock at $12.63 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 5:  Benefit Plans
         -------------

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). The RRP authorized shares to be issued to directors, officers and employees of the Bank. As of March 31, 1998, all of the RRP shares have been purchased and awarded. The Bank is amortizing the RRP expense over each participant's vesting period and the financial statements reflect $74,470 RRP expense for the nine month period ending March 31, 1998. The SOP authorized stock options on shares to be issued to officers and employees of the Bank, all of which have been granted. Both the RRP and SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At March 31, 1998, there were 180,395 unexercised options that have been granted at prices ranging from $5.83 to $12.63 per share and 47,163 RRP shares were unvested.

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

         However, because the conversion, reorganization and stock issuance of the Company, the Bank and related entities did not occur until December 30, 1997, all results prior to that date reflect the accounts of the Bank and its subsidiary. The Company realized approximately $39.2 million in net proceeds from the stock issuance of which the Company provided $19.9 million to the Bank as capital and the Company provided a loan of $3.44 million to fund the purchase of stock for the employee stock ownership plan. Other than the loan for the ESOP, most of the funds received have been invested in loans.

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at March 31, 1998, and the results of operations for the three and nine months ended March 31, 1998 and 1997.

Financial Condition
-------------------

         The Company's total assets increased $46,860,211, or 23.5%, from $199,465,039 as of June 30, 1997, to $246,325,250 as of March 31, 1998.

         Cash and cash equivalents increased by $14,200,141, or 372.0% from $3,817,351 as of June 30, 1997, to $18,017,492 as of March 31, 1998. This is a
result of proceeds from the stock conversion being placed in interest-bearing deposits with other financial institutions.

                        GUARANTY FEDERAL BANCSHARES, INC

-------------------------------

         Available-for-sale securities increased $1,469,266 , or 43.7% from $3,360,000 as of June 30, 1997, to $4,829,266 as of March 31, 1998, and
held-to-maturity securities increased $484,670, or 5.6%, from $8,585,753 as of June 30, 1997 to $9,070,423 as of March 31, 1998. The Bank continues to hold 96,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with a amortized cost of $94,000 in the available-for-sale category. As of March 31, 1998, the gross unrealized gain on the stock was $3,932,000 an increase from $3,266,000 as of June 30, 1997.

         Mortgage-backed securities, held-to-maturity, decreased $2,925,359 or 18.5%, from $15,813,890 as of June 30, 1997, to $12,888,531, as of March 31,
1998. The decrease is attributed to prepayments received on various pools of mortgage-backed securities during the nine months ending March 31, 1998. As of March 31, 1998, and June 30, 1997, there were no mortgage-backed securities classified as available for sale.

         Net loans receivable increased by $32,229,568, or 21.2%, from $152,232,295, as of June 30, 1997, to $184,461,863, as of March 31, 1998, and
loans held-for-sale increased by $8,554, or 0.1% from $5,903,002 as of June 30, 1997 to $5,911,556 as of March 31, 1998. Growth consisted primarily of loans secured by both owner and non-owner occupied residential real estate, which increased by $26,000,000, of which approximately $19,000,000 were in fixed rate loans. The Bank has adopted a strategy, whereby fixed rate loans are being held in the portfolio and funded with FHLB advances. The Bank has been able to obtain a positive spread of approximately 125 basis points using this funding method. However, this strategy has increased the interest rate risk of the Bank. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned asset growth.

         Allowance for loan losses increased $23,672 or 1.1% from $2,177,009 as of June 30, 1997, to $2,200,681 as of March 31, 1998. The allowance increased due to increases in the loan loss provision for the period. The allowance for loan losses as of March 31, 1998 and June 30, 1997 was 1.3%, and 1.4% of total loans outstanding. As of March 31, 1998, the allowance for loan losses was 180.5% of loans past due 90 days or more versus 262.8% as of June 30, 1997.

         Fair value of foreclosed assets held-for-sale increased $14,000, from $210,155 as of June 30, 1997 to $224,155 as of March 31, 1998. This increase is the net difference between property repossessed and property sold during this period. During this period there were sales of a four-plex and six-plex and one automobile previously held for sale. The remaining properties in this category include a duplex acquired in July 1996, a single family residence acquired in June 1997, and one automobile acquired in November 1997. Management believes that these assets can be sold with no further loss to the Bank.

                        GUARANTY FEDERAL BANCSHARES, INC

-------------------------------

         Premises and equipment increased $1,215,238, or 19.4%, from $6,267,157 as of June 30, 1997, to $7,482,395 as of March 31, 1998. The Bank opened a new branch office in the southern section of Springfield in December 1997. This branch is located on a site of land purchased by the MHC, and subsequently transferred to the Company in connection with its Plan of Conversion and Reorganization. The land was transferred at a fair value of $1,228,798. The branch office is currently housed in a modular building which is leased for a two year period. During the two year lease, the Bank intends to examine whether to extend the lease of the modular office, or commence construction of a permanent branch office facility.

         Deposits decreased $6,813,844 or 4.5%, from $151,246,482 as of June 30, 1997, to $144,432,638 as of March 31, 1998. For the nine months ending March 31, 1998, checking and passbook accounts increased by $8,044,921, or 28.1% while certificates of deposits decreased by $14,345,968, or 11.7%. The majority of this decrease can be attributed to the management's decision to allow high cost certificate of deposit accounts to run off and replace these funds with FHLB advances at an overall lower cost. In addition approximately $1.5 million was withdrawn from accounts to purchase stock in the Company.

         FHLB advances increased $9,710,362 or 53.5%, from $18,150,844 as of June 30, 1997 to $27,861,206 as of March 31, 1998. This increase is due to the management's decision to fund fixed rate loans with FHLB advances, as well as replacing certificate run off with FHLB advances. As of March 31, 1998 the Bank had the ability to borrow an additional $74.0 million from the FHLB.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $42,306,378, or 153.9%, from $27,490,155 as of June 30, 1997, to $69,796,533 as of March 31, 1998. This
increase was primarily due to the sale of $39,963,580 of common stock in connection with the Plan of Conversion and Reorganization. Unrealized appreciation on securities available-for-sale, net of tax, contributed $786,945 to stockholders' equity for the nine months ended March 31, 1998. On March 19, 1998 a cash dividend of $0.15 per share was declared. This dividend was payable on April 30, 1998 to stockholders of record on April 2, 1998. The total amount of the dividend was $933,841.50 which represents a reduction in stockholders' equity.

                        GUARANTY FEDERAL BANCSHARES, INC

              Results of Operations - Comparison of Three Month and
                Nine Month Periods Ended March 31, 1998 and 1997

         Net income for the three months and nine months ended March 31, 1998 was $843,243 and $1,954,534, as compared to $451,816 and $655,768 for the three months and nine months ended March 31, 1997 which represents an increase in earnings of $391,427 or 86.6% for the three month period, and a increase in earnings of $1,298,766 or 198.1% for the nine month period. The increase in earnings for the three month and nine month period ending March 31, 1998, was primarily due to increases in net interest income and non interest income as well as a decrease in premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") on Savings Association Insurance Fund ("SAIF") assessable deposits. Legislation was signed into law on September 30, 1996, requiring all SAIF-insured institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits. This special assessment decreased net income for the quarter ended September 30, 1996 by approximately $559,000.

Interest Income
---------------

         Total interest income for the three months and nine months ended March 31, 1998, increased $701,407 or 19.0% and $1,669,610 or 15.4% as compared to the three months and nine months ended March 31, 1997. For the nine month period ended March 31, 1998 the average yield on interest earning assets decreased 11 basis points to
 8.00%, while the average balance of interest earnings assets increased $30,000,000 over the same period one year ago.

Interest Expense
----------------

         Total interest expense for the three months ended March 31, 1998, decreased $77,038 or 3.7%, when compared to the three months ended March 31, 1997 and increased $394,984, or 6.4% for the nine months ended March 31, 1998, when compared to the nine months ended March 31, 1997. For the nine month period ended March 31, 1998, the average cost of interest bearing liabilities decreased 15 basis points to 5.1% while the average balance increased $15,000,000, when compared to the same period in 1997.

                  GUARANTY FEDERAL BANCSHARES, INC.

Net Interest Income
-------------------

         Net interest income for the three months and nine months ended March 31, 1998, increased $778,445, or 49.4% and $1,274,626, or 27.0% when compared to the same period in 1997. This is due primarily to a increase in the difference between average earnings assets and average interest bearing liabilities. Average interest earning assets increased by $30,000,000 to $209,000,000 for the nine month period ended March 31, 1998, when compared to the same period in 1997, while average interest bearing liabilities increased by $15,000,000 to $171,500,000 for the nine month period ended March 31, 1998, when compared to the same period in 1997. This is a result of $18,000,000 from the proceeds from the stock conversion being used to pay off FHLB advances, while the remaining $21,200,000 was placed into interest earning assets.

Provision for Loan Losses
-------------------------

         Based  primarily  on  the  continued   growth  of  the  loan  portfolio
management decided to increase the allowance for loan loss reserve through a provision for loan loss of $30,000 and $93,352 for the three months and nine months ended March 31, 1998, respectively. There was no provision for loan losses recorded for the three months and nine months ended March 31, 1997. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income increased $116,628, or 85.9% and $369,472, or 110.7% for the three months and nine months ended March 31, 1998, when compared to the three months and nine months ended March 31, 1997. The increase was primarily due to a increase in checking account service charges, which increased $80,431 or 114.9% and $259,239 or 156.3% for the three months and nine months ended March 31, 1998, when compared to the same period in 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

Noninterest Expense
-------------------

         Noninterest expense increased $238,005, or 23.6% for the three months ended March 31, 1998, and decreased $545,697, or 13.5% for the nine month period ending March 31, 1998 when compared to the three months and nine months ended March 31, 1997. The primary cause for the decrease for the nine month period ended March 31, 1998 was the one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") on all SAIF assessable deposits as of March 31, 1995. This assessment resulted in a $931,989 addition to SAIF premiums during the nine month period ended March 31, 1997. The total SAIF premiums for the nine month period ending March 31, 1997, was $1,117,310, as compared to $70,116 for the nine month period ending March 31, 1998.

           Advertising expense increased $9,004, or 9.1% for the three months ended March 31, 1998, and increased $105,126, or 54.8% for the nine months ended March 31, 1998, when compared to the same period in 1997. The primary reason for this increase was the additional expense in connection with the marketing campaign designed to attract checking accounts which was initiated in early 1997.

         Other expense increased $90,008, or 72.3% for the three months ended March 31, 1998, and increased $225,560, or 58.9% for the nine months ended March 31, 1998. The largest increase within this category was for office supplies. This increase was due to the increased number of customer accounts which in turn require more forms, etc. to service, as well as the equipping of a new office with supplies during the nine month period ended March 31, 1998.

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

Provision for Income Taxes
--------------------------

         There was a $235,641 and $797,677 increase in the provision for income taxes for the three months and nine months ended March 31, 1998, as compared to the same period in 1997. The large increase for the three months ended March 31, 1998, was primarily due to the increase in pre-tax income when compared to the same period in 1997. The increase for the nine months ended March 31, 1998, was primarily due to the increase in pre-tax income due to the FDIC special assessment made September 30, 1996.

                        GUARANTY FEDERAL BANCSHARES, INC.

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of March 31, 1998, was $2,200,681 or 1.3% of loans receivable. Total assets classified as substandard, doubtful, or loss as of March 31, 1998, were $2,072,282 or 0.8% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                    3/31/98          6/30/97            3/31/97
                                                    -------          -------            -------
                                                                (Dollars In Thousands)
   Nonperforming loans                           $    1,691       $    1,257          $      594
   Real estate acquired in
   settlement of loans                                  224              210                 246
                                                 ----------       ----------          ----------

   Total Nonperforming Assets                    $    1,915       $    1,467          $      840
                                                  ==========       =========           =========
   Total Nonperforming Assets
   as a Percentage of Total
   Assets                                             0.78%            0.74%               0.43%
   Allowance for loan losses                        $ 2,201          $ 2,177             $ 2,175
   Allowance for loan losses as a
         Percentage of  loans, net                    1.14%            1.36%               1.44%

Liquidity and Capital Resources
-------------------------------

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1998, the Bank's liquidity ratio was 16.5%, which exceeded the minimum regulatory requirement.

                        GUARANTY FEDERAL BANCSHARES, INC.

-------------------------------------------

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At March 31, 1998, the Bank had approximately $6,325,000 in commitments to originate mortgage loans and $11,040,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

The Year 2000 issue
-------------------

         A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to to unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies.

         The Board of  Directors  of the Bank  adopted  a Year  2000  Compliance
Policy which mandates to senior management and all employees, full compliance with the time frames dictated by sound business practice and the Federal Financial Institutions Examination Council. The Bank's Year 2000 Compliance Project is an ongoing process and the Bank expects to be in compliance by December 31, 1998.

         The Bank has experienced considerable growth in recent years which, independent of the year 2000 issue, has created the need to upgrade the core data processing system. Management is currently receiving proposals and attending presentations of core data processing systems. One of the main items included in the proposal is written certification of compliance with the year 2000 issue. At this time a new core data processing system has not been selected.

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

         The Offering commenced on November 21, 1997 and was terminated on December 16, 1997, and the sale of all of the Common stock registered under the Offering at $10.00 per share was completed on December 30, 1997. Friedman, Billings, Ramsey & Co., Inc. assisted the registrant as the sole underwriter on a best effort basis.

         Of the 6,221,522 shares registered and issued: (1) 3,996,358 shares were sold (at $10.00 per share), resulting in cash proceeds to the Company of $39,963,580, (2) 344,454 shares were sold (at $10.00 per share) to the trust of the employee stock ownership plan of the Bank ( the "ESOP") and funded by a direct loan (with proceeds used from the offering) from the Company to the trust, an affiliate of the Company, in the amount of $3,444,540, and (3) 1,880,710 shares (minus a certain de minimus number of fractional shares for which cash will be paid) issued in exchange for the common stock of the Bank. The expenses for the offering were $778,000 resulting in net proceeds of $42,630,000 ($43,408,000 minus $778,000) of which $19,981,790 was directly contributed to the Bank, and $22,648,210 was retained by the Company. Of the $778,000 in expenses, $150,000 in underwriting commissions and $40,000 in fees were paid to Friedman, Billings, Ramsey & Co., Inc.

                        GUARANTY FEDERAL BANCSHARES, INC.

Item 2.  Changes in Securities and use of proceeds, continued
-------------------------------------------------------------

         There has been no material change in the use of the net proceeds from the disclosures set forth in the prospectus filed in connection with the Offering. The Company used a portion of the proceeds it retained to loan the Company's Employee Stock Ownership Plan approximately $3.4 million at a rate of 8.5%, to be repaid over 15 years. The Bank has used the $19,981,790 proceeds contributed by the Company to repay outstanding FHLB advances. The remainder of the proceeds have been loaned by the Company to the Bank to fund its general business operations.

         The only direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company, and to affiliates of the Company were: (1) the contribution of the Company to the Bank, (2) the loan to the Bank, and (3) the loan to the trust of the ESOP. The only direct or indirect payment to others was the $778,000 in expenses.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

         Not applicable

Item 5.  Other Information
--------------------------

         Not applicable

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
                                               Guaranty Federal Bancshares, Inc.


         Signatures                                         Date
         ----------                                         ----

        \S\  James E. Haseltine                            5/11/98
------------------------------------------                 -------
      James E. Haseltine
     President and Chief Executive Officer
     (Duly authorized officer)



       \S\  Bruce Winston                                  5/11/98
------------------------------------------                 -------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)