Form 10-K405
period 1998-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 1998-09-28
CIK 1046203

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998

                                     - or -

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934For the transition period from            to
                                                        ----------    ---------

         Commission File Number:      0-23325
                                      -------

                        GUARANTY FEDERAL BANCSHARES, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        43-1792717
----------------------------------          ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

1341 West Battlefield, Springfield, Missouri             65807
--------------------------------------------             -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:     (417) 889-2494
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.10 per share
         (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X       NO
                                              ---         ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on September 23, 1998, was $55.9 million.

         As of September 8, 1998 there were outstanding 5,916,745 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998. (Parts II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1998  Annual   Meeting  of
     Stockholders. (Part III)

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-K

                                TABLE OF CONTENTS

Item     Page

         PART I

         1.       Business

         2.       Properties

         3.       Legal Proceedings

         4.       Submission of Matters to a Vote of Security Holders

         PART II

         5.       Market for Registrant's Common Equity and Related Stockholder
                  Matters

         6.       Selected Financial Data

         7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         7A.      Quantitative and Qualitative Disclosures About Market Risk

         8.       Financial Statements and Supplementary Data

         9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         PART III

         10.      Directors and Executive Officers of the Registrant

         11.      Executive Compensation

         12.      Security Ownership of Certain Beneficial Owners and Management

         13.      Certain Relationships and Related Transactions

         14.      Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

Signatures

PART I

         GUARANTY FEDERAL BANCSHARES, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS RESULTING FROM THESE FACTORS.

         THE COMPANY CAUTIONS THAT THE LISTED FACTORS ARE NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business

Business of the Company

         The Company is a Delaware-chartered corporation that was created in September 1997 at the direction of Guaranty Federal Savings Bank (the "Bank"). The Company became the holding company for the Bank on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company. The mutual holding company structure had been created in April 1995 (the "Conversion") at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remainder were sold in a public offering. In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company and the shares of the Bank held by the public were exchanged for shares of the Company. Additional shares of the Company were issued on December 30, 1997.

         The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank include the Company unless the context otherwise indicates.

Business of the Bank

         The Bank is a Federally-chartered stock savings bank that obtained its current name in April 1995 at the time it reorganized from a mutual savings association known as "Guaranty Federal Savings and Loan Association" into a mutual holding company structure.

         The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in both permanent and construction one-to four-family residential mortgage loans, multi-family residential mortgage loans, commercial real estate loans, and consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its investments and fees charged for services provided. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturing of mortgage-backed securities.

         The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

Market Area

         The Bank's primary market area is Greene County, which is in the southwestern corner of Missouri. While the population of Greene County increased 12.4% between 1980 and 1990 and its per capita income grew approximately 32% between 1985 and 1990, the average per capita income in 1990 still was lower than the average per capita income for Missouri and the United States.
Springfield has a Metropolitan Statistical Area population of approximately 250,000. The local economy is well diversified with the majority of jobs in light manufacturing and service industries. There is a large regional health care presence with two large regional hospitals employing over 8,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of Greene County's growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and receives between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

         Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated:


Composition of Loan Portfolio

                                                                               At June 30,
                                                                               -----------
                                          1998                 1997               1996                1995                1994
                                          ----                 ----               ----                ----                ----
                                    Dollars   Percent   Dollars   Percent   Dollars   Percent   Dollars   Percent   Dollars  Percent
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------  -------
                                                                         (Dollars in Thousands)
Mortgage loans (includes loans
held for sale):
  One to four units                $ 148,396   66.27% $ 116,441    68.11%  $ 98,918    68.26%  $ 92,104    71.84%  $ 84,669   73.38%
  Multi-family                        21,536    9.62%    15,457     9.04%    13,701     9.45%    12,169     9.49%    12,306   10.67%
  Construction                        34,729   15.51%    25,149    14.71%    21,729    14.99%    17,887    13.95%    12,895   11.18%
  Commercial real estate              12,721    5.68%     8,323     4.87%     8,739     6.03%     5,162     4.03%     4,746    4.11%
                                   ---------  ------  ---------   ------   --------   ------   --------   ------   --------  ------
Total mortgage loans                 217,382   97.08%   165,370    96.73%   143,087    98.73%   127,322    99.30%   114,616   99.34%
                                   ---------  ------  ---------   ------   --------   ------   --------   ------   --------  ------
  Commercial business loans              646    0.29%       383     0.22%       255     0.18%       219     0.17%        99    0.09%
  Share loans                            623    0.28%       720     0.42%       530     0.37%       522     0.41%       421    0.36%
  Automobile                           2,018    0.90%     1,765     1.03%     1,005     0.69%       106     0.08%        86    0.07%
  Other                                3,251    1.45%     2,727     1.60%        48     0.03%        45     0.04%       158    0.14%
                                   ---------  ------  ---------   ------   --------   ------   --------   ------   --------  ------
Total consumer and other loans         6,538    2.92%     5,595     3.27%     1,838     1.27%       892     0.70%       764    0.66%
                                   ---------  ------  ---------   ------   --------   ------   --------   ------   --------  ------
Total loans                          223,920  100.00%   170,965   100.00%   144,925   100.00%   128,214   100.00%   115,380  100.00%
                                              ======              ======              ======              ======             ======
Less:
  Loans in process                    15,235             10,476               7,572               6,537               8,498
  Deferred loan fees/costs, net           84                (39)                (22)               (116)                (87)
  Unearned discounts                     190                216                 238                 233                   1
  Allowance for loan losses            2,191              2,177               2,108               1,718               1,703
                                   ---------          ---------           ---------           ---------           ---------
Total Loans, Net                   $ 206,220          $ 158,135           $ 135,029           $ 119,842           $ 105,265
                                   =========          =========           =========           =========           =========



         The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, at June 30, 1998 of all loans due after June 30, 1999, which have pre-determined interest rates and which have adjustable interest rates.


Fixed and Adjustable Rate Loans by Type

                                                         Adjustable
                                         Fixed Rates       Rates          Total
                                         -----------       -----         -------
                                                    (Dollars in Thousands)
One-to four-family ................        $37,450        106,334        143,784
Multi-family ......................          5,942         14,769         20,711
Construction ......................            678            953          1,631
Commercial real estate ............          4,275          5,864         10,139
Consumer & other loans ............          1,683          2,750          4,433
                                           -------        -------        -------
Total loans (1) ...................        $50,028        130,670        180,698
                                           =======        =======        =======

(1) Before deductions for unearned discounts, deferred loan fees/costs, net and allowances for loan losses.

         The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments.


Origination, Purchase and Sale of Loans


                                             Year ended June 30,
                                             -------------------
                                      1998          1997           1996
                                      ----          ----           ----
                                           (Dollars in Thousands)
Total gross loans receivable at
     beginning of period          $ 170,965       144,925        127,981
                                  ---------       -------        -------

Loans originated:
   One- to- four-family              66,385        47,942         32,448
   Multi-family                          19         2,259          2,903
   Construction                      35,800        28,863         26,680
   Commercial real estate             7,793         3,398          7,053
   Consumer and other                 6,008         4,499          3,521
                                  ---------       -------        -------
Total loans originated              116,005        86,961         72,605

Loans purchased:
Total loans purchased                     -             -              -

Loans sold:
Whole loans                          (6,364)       (4,134)        (5,319)
Loan principal repayments           (53,684)      (45,924)       (41,867)
other items, net (1)                 (3,002)      (10,863)        (8,475)
                                  ---------       -------        -------
Net loan activity                    52,955        26,040         16,944

Total gross loans receivable at
     end of period                $ 223,920       170,965        144,925
                                  =========       =======        =======

(1)  Includes non-cash portion of loan originations.

         The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1998. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal repayments on loans totaled $53.7 million for the year ended June 30, 1998.

Loan Maturities

                                                        Due After
                                  Due One Year         One Through          Due After
                                    or Less             Five Years          Five Years             Total
                                    -------             ----------          ----------             -----
                                                             (Dollars in Thousands)
One to four family                  $  4,612              15,847             127,937             148,396
Multi family                             825               3,949              16,762              21,536
Construction                          18,187                 483               1,148              19,818
Commercial real estate                 2,258               5,247               4,892              12,397
Consumer and other loans               2,105               4,398                  35               6,538
                                    --------              ------             -------             -------
  Total loans (1)                   $ 27,987              29,924             150,774             208,685
                                    --------              ------             -------             -------
Less:
Deferred loan fees/costs                                                                              84
Unearned discounts                                                                                   190
Allowance for loan losses                                                                          2,191
                                                                                                 -------
Loans receivable net                                                                             206,220
                                                                                                 =======

(1) Includes mortgage loans held for sale.

         One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a significant number of loans originated by the Bank which are secured by non-owner occupied properties due to the large student population and high number of service sector jobs. Loan originations are generally obtained from existing or past customers, members of the local community, referrals from attorneys, established builders, and realtors within the Bank's market area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

         As of June 30, 1998, 66.3% of loans receivable consisted of one- to four-family residential loans, of which 73.2% were ARM loans. The Bank currently offers ARM loans that have fixed interest rates for either one, three or five years and, following that initial fixed period, adjust annually. The Bank has also offered ARM loans for which interest rates adjust every one, three or five years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.5% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds. The Bank's fixed-rate mortgage loans currently are made for terms of 15 and 30 years.

         Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank does not originate ARM loans which provide for negative amortization.

         The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the mortgaged property, whichever is lower. However, mortgage loans secured by non-owner occupied, one- to four-family residential properties typically do not exceed 75% of the appraised value or the selling price of the mortgaged property, whichever is lower. The Bank may on occasion make loans up to 95% of appraised value or the selling price of the mortgage property, whichever is lower, however, the Bank typically requires private mortgage insurance for the excess percentage over 80% for mortgage loans with loan to value percentages over 80%.

         Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 1998, $21.5 million or 9.6% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as security interest in real estate. Multi-family mortgage loans are generally originated in amounts of up to 75% of the appraised value of the property. The loan-to-one-borrower limitation, $8.1 million as of June 30, 1998, is the maximum the Bank will lend on a multi-family real estate loan. Loans above $500,000 require Board of Director approval on a case-by-case basis.

         Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Construction Loans. As of June 30, 1998, construction loans totaled $34.7 million or 15.5% of the Bank's total loans outstanding. Construction loans are made to certain builders for construction of single family homes for resale, as well as to individuals in connection with long-term, permanent loans to be made upon completion of the construction. This portfolio predominantly consists of speculative loans i.e. loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

         The Bank principally finances the construction of single-family homes. Construction loans are made to contractors who have sufficient financial strength and a proven track record, for the purpose of resale, as well as on a "pre-sold" basis. Construction loans made for the purpose of resale generally provide for interest only payments at fixed rates and have terms of six months to one year. Construction loans on "pre-sold" homes may convert into a permanent ARM loan upon completion of construction. Construction loans to a borrower who will occupy a home, or to a builder who has pre-sold the home, typically have loan to value ratios of up to 85%. Construction loans for speculative purposes, models, and commercial properties typically have loan to value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank employs inspectors rather than paying title companies for construction disbursement purposes.

         Construction lending by its nature entails significant additional risks as compared with one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of the prospective construction loan projects require an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank has attempted to address these risks through its underwriting procedures.

         Commercial Real Estate. As of June 30, 1998, the Bank had commercial real estate loans totaling $12.7 million or 5.7% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value of the mortgaged property. The Bank's commercial real estate loans are generally permanent, adjustable rate loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings. Less than $4 million in commercial real estate loans are located outside the Bank's market area.

         To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $8.1 million as of June 30, 1998, as its maximum commercial real estate loan amount. Commercial loans above $500,000 require Board of Director approval on a case-by-case basis. Because of the small number of commercial real estate loans made, and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by careful underwriting, requiring personal guaranty, lending only to established customers and borrowers otherwise known to the Bank, and generally restricting such loans to its primary market area.

         At June 30, 1998, the Bank also included approximately $2.6 million in loans to develop land into residential lots and loans on completed lots in the commercial real estate loan portfolio. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost, and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 70% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

         Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 1998, $6.5 million or 2.9%, of the Bank's loan portfolio consisted of such loans. The Bank will continue to expand its consumer lending as opportunities present themselves.

         Loan Approval Authority and Underwriting. All loans must have the approval of the members of the loan committee which consists of six senior officers. The loan committee meets periodically to review and approve loans made within the scope of its authority. Real estate loans in excess of $500,000 require prior approval by the Board of Directors.

         For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets, and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is generally required, which currently is performed by certified appraisers designated and approved by the Board of Directors. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans. Borrowers generally must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

Delinquencies and Problem Assets.

         Delinquent Loans. As of June 30, 1998, the Bank had no loans 90 days or more past due and nine loans with total principal balances of $389,000 between 30 and 89 days past due. The Bank generally does not accrue interest on loans past due more than 90 days unless they are well secured and the Bank expects that the account will be collected within 30 days.

         The following table sets forth the Bank's loans that are 90 days or more delinquent.

Delinquency Summary

                                                                                        At June 30,
                                                                                        -----------
                                                            1998            1997           1996         1995            1994
                                                            ----            ----           ----         ----            ----
                                                                                 (Dollars in Thousands)
Loans contractually past due 90 days or more
     accounted for on a non-accrual basis:
Mortgage Loans:
     One- to four-family                                 $       -           279              -             -              -
     Multi-family                                                -           286              -             -              -
     Construction                                                -           190            273             -              -
     Commercial real estate                                      -             -              -         1,882          2,013
                                                         ---------       -------        -------        ------         ------
Total mortgage loans                                             -           755            273         1,882          2,013
                                                         ---------       -------        -------        ------         ------
Non-mortgage loans:
     Commercial loans                                            -             -            120             -              -
     Consumer and other loans                                    -             -              -             -              6
                                                         ---------       -------        -------        ------         ------
Total non-mortgage loans                                         -             -            120             -              6
                                                         ---------       -------        -------        ------         ------
Total 90 days or more past due non-accrual loans                 -           755            393         1,882          2,019
                                                         ---------       -------        -------        ------         ------
Accruing loans which are contractually past
due 90 days or more:
Mortgage Loans:
     One to four family                                          -             -            246             -              -
     Multi family                                                -             -              -             -              -
     Construction                                                -           113          1,047             -              -
     Commercial real estate                                      -             -             91             -              -
                                                         ---------       -------        -------        ------         ------
Total mortgage loans                                             -           113          1,384             -              -
                                                         ---------       -------        -------        ------         ------
Non-mortgage loans:
     Commercial loans                                            -             -              -             -              -
     Consumer and other loans                                    -             -              -             -              -
                                                         ---------       -------        -------        ------         ------
Total non-mortgage loans                                         -             -              -             -              -
                                                         ---------       -------        -------        ------         ------
Total 90 days or more past due accruing loans                    -           113          1,384             -              -
                                                         ---------       -------        -------        ------         ------
Total 90 days or more past due loans                     $       -           868          1,777         1,882          2,019
                                                         =========       =======        =======        ======         ======
Total 90 days or more past due loans as a percentage
of net loans                                                     -          0.55%          1.32%         1.57%          1.92%
                                                         =========       =======        =======        ======         ======
Total 90 days or more past due loans as a percentage
of total assets                                                  -          0.44%          0.96%         1.10%          1.27%
                                                         =========       =======        =======        ======         ======


         Non-Performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due. At June 30, 1998, management has classified four mortgage loans and six consumer loans as nonaccrual although the loans are not contractually past due 90 days or more. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed a foreclosed asset held for sale until such time as it is sold. When a foreclosed asset held for sale is acquired it is recorded at its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

         As of July 1, 1995, the Bank implemented Statement of Financial Accounting Standards No. 114 (SFAS 114). In accordance with the pronouncement, loans totaling $851,818, net of the valuation allowance, which were previously classified as in-substance foreclosures, and reported as part of foreclosed assets held-for-sale have been reclassified to loans along with $199,033 of related allowances for collectibility.

         Prior to the implementation of SFAS 114, the Bank considered collateral for a loan to be in-substance foreclosed if: (1) the borrower had little or no equity in the collateral; (ii) proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral; and (iii) the borrower had either formally or effectively abandoned control of the collateral to the Bank, or retained control of the collateral but was unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures was used to reduce the carrying value of the collateral.

         The following table shows the principal amount of non-performing assets and the resulting impact on interest income for the periods then ended.


Non-Performing Assets


                                                                    As of June 30,
                                                                    --------------
                                                     1998      1997      1996      1995      1994
                                                   ------    ------    ------    ------    ------
                                                                 (Dollars in Thousands)
Mortgage Loans:
     One-to four-family                            $  213       279        --        --        --
     Multi family                                     775       286        --        --        --
     Construction                                      --       190       273        --        --
     Commercial real estate                            --       502        --     1,882     2,013
                                                   ------    ------    ------    ------    ------
Total mortgage loans                                  988     1,257       273     1,882     2,013
                                                   ------    ------    ------    ------    ------
Non-mortgage loans:
     Commercial loans                                  --        --       120        --        --
     Consumer and other loans                          24        --        --        --         6
                                                   ------    ------    ------    ------    ------
Total non-mortgage loans                               24        --       120        --         6
                                                   ------    ------    ------    ------    ------
Total non-performing loans                          1,012     1,257       393     1,882     2,019
Real estate acquired in settlement of loans           286       210         2         4         6
Non-performing loans classified as in-substance
foreclosures                                           --        --        --       698       846
                                                   ------    ------    ------    ------    ------
Total non-performing assets                        $1,298     1,467       395     2,584     2,871
                                                   ======    ======    ======    ======    ======
Total non-performing loans as a percentage of
 net loans                                           0.63%     0.93%     0.29%     1.57%     1.92%
Total non-performing assets as a percentage of
total assets                                         0.50%     0.74%     0.21%     1.51%     2.02%
Impact on interest income for the period
Interest income that would have been recorded on
non-accruing loans                                 $    4    $   31    $   15    $   --    $   --



                  Problem  Assets.  Federal  regulations  require  that the Bank review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowance for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         As of June 30, 1998, the Bank had total classified assets of $2.2 million of which $1.4 million were considered substandard and $152,000 were classified as loss. Special mention assets totaled $693,000 as of June 30, 1998.

                  One borrower had 11 loans past due less than 30 days that were classified as special mention as of June 30, 1998. These loans, aggregating approximately $545,000, were secured by first deeds on three single family residences and 13 duplex units. This borrower also holds loans from the Bank on nine condominium units secured by first and second deeds of trust, aggregating approximately $305,000 at June 30, 1998 and current at that date. This same borrower also owes the Bank approximately $469,000 through a first deed of trust on a multi-family dwelling. This loan was also current at June 30, 1998. The Bank considers the loans secured by the condominium units and apartments as impaired. Based on the information provided by the borrower, these properties did not generate sufficient cash flow to service the debt during 1998.

         As of June 30, 1998, the Bank had $286,000 in real estate obtained through foreclosure. Subsequently the property has been sold with no further loss.

         The  following  table  shows  the  aggregate   amounts  of  the  Bank's
classified assets as of June 30, 1998.

Classification of Assets

                                                                       As of June 30, 1998
                                                                       -------------------
                                         Substandard              Doubtful                   Loss               Special Mention
                                         -----------              --------                   ----               ---------------
                                      Number     Amount      Number       Amount      Number      Amount      Number       Amount
                                      ------     ------      ------       ------      ------      ------      ------       ------
                                                                         (Dollars in Thousands)
Loans:
  One- to four-family                    11     $   392           -            -           -           -          13          693
  Multi-family                            2         628           -            -           3         146           -            -
  Commercial real estate                  -           -           -            -           -           -           -            -
  Construction and land                   1           -           -            -           -           -           -            -
  Other loans                             9          75           -            -           5           6           -            -
                                      -----     -------       -----        -----       -----       -----       -----          ---
       Total loans                       23     $ 1,095           -            -           8         152          13          693
                                      =====     =======       =====        =====       =====       =====       =====         ====
Foreclosed assets held-for-sale:
  One- to four-family                     2       $ 286           -            -           -           -           -            -
  Commercial real estate                  -           -           -            -           -           -           -            -
  Land and other loans                    -           -           -            -           -           -           -            -
                                      -----     -------       -----        -----       -----       -----       -----          ---
       Total foreclosed assets            2         286           -            -           -           -           -            -
                                      -----     -------       -----        -----       -----       -----       -----          ---
       Total                             25     $ 1,381           -            -           8         152          13          693
                                      =====     =======       =====        =====       =====       =====       =====         ====

Allowance for Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         As of June 30, 1998, the Bank's total allowance for loan losses was $2.2 million which amounted to 0.98% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

         In March 1996 the Bank had $1.2 million of loan recovery on a commercial loan which was previously partially charged off. The loan recovery represents amounts recovered in excess of the carrying balance of the loan as reflected by the original terms of the loan, including accrued interest and previously charged-off principal. Consequently, the Bank determined that the allowance for loan losses was sufficient prior to the recovery, and credited the provision for loan losses. During fiscal year 1997, the Bank again experienced a net recovery and based on a review discussed above, elected to make no further addition to the allowance. During fiscal year 1998, the Bank experienced loan charge-offs in excess of recoveries of $108,804, and based on a review discussed above, elected to add $123,352 to the allowance. Management anticipates the need to continue adding to loss reserves through charges to provision for loan losses if growth in the loan portfolio continues as anticipated.

         The following tables set forth certain information concerning the Bank's allowance for loan losses at the dates indicated.



Allowance for Loan Losses

                                                                                       Year Ended June 30,
                                                                                 ----------------------------
                                                                 1998          1997           1996          1995          1994
                                                                 ----          ----           ----          ----          ----
                                                                                      (Dollars in Thousands)
Allowance for loan losses:
Beginning balance                                             $ 2,177         2,108          1,718         1,703         1,687
                                                              -------         -----          -----         -----         -----
Gross loan charge offs
(non-residential commercial
residential one to four-family)                                  (151)          (63)            (4)           (5)           (2)
Recoveries
(residential one to four-family)                                   42           132          1,407             4             4
                                                              -------         -----          -----         -----         -----
Net loans recoveries (charge-offs)                               (109)           69          1,403            (1)            2
Provision (credit) for loan losses
(charged to expense)                                              123             -         (1,212)           16            14
Allowance reclassified to loans which were previously
    classified as insubstance foreclosures                         -             -             199            -             -
                                                              -------         -----          -----         -----         -----
Ending balance                                                $ 2,191         2,177          2,108         1,718         1,703
                                                              =======         =====          =====         =====         =====
Net charge-offs as a percentage
of average loans, net                                           -0.06%         0.05%          1.10%         0.00%         0.00%
Allowance for loan losses as a
percentage of average loans, net                                 1.24%         1.49%          1.66%         1.52%         1.62%
Allowance for loan losses as a
percentage to total non-performing loans                       216.50%       173.19%        536.39%        91.29%        84.35%



Allocation of Allowance for Loan Losses

         The following table shows the amount of the allowance allocated to each loan category and the percent of loans in that loan category to total loans.

                                                                       At June 30,
                                                                       -----------
                                     1998              1997              1996              1995               1994
                                     ----              ----              ----              ----               ----
                               Amount      %      Amount     %     Amount      %     Amount      %       Amount     %
                                                                (Dollars in Thousands)
Mortgage Loans                $ 2,185    99.08%   2,099    96.73%   2,071    98.73%   1,700    99.30%       -     99.34%
Consumer and other loans            6     2.92%      78     3.27%      37     1.27%      18     0.70%       -      0.66%
                              -------   ------    -----   ------    -----   ------    -----   ------     ------  ------
      Total                   $ 2,191   100.00%   2,177   100.00%   2,108   100.00%   1,718   100.00%       -    100.00%
                              =======   ======    =====   ======    =====   ======    =====   ======     ======  ======

Mortgage-Backed Securities

         The Bank has significant investments in mortgage-backed securities and has at times utilized such investments to complement its mortgage lending activities. As of June 30, 1998, the Bank held mortgage-backed securities totaling $21.0 million or 8.1%, of total assets. The estimated fair value of such securities totaled $21.5 million as of June 30, 1998. All of the Bank's mortgage-backed securities are insured and are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Bank ("GNMA"), or the Federal National Mortgage Association ("FNMA").

         The following table sets forth the Bank's mortgage-backed  portfolio by
the  amount  of  such  securities  backed  by  fixed-rate  and   adjustable-rate
mortgages.

Fixed and Adjustable Mortgage-Backed Securities by Type

                                                     At June 30,1998
                                                     ---------------
                                                       Adjustable
                                     Fixed Rates         Rates            Total
                                     -----------         -----            -----
                                                 (Dollars in Thousands)
Held-to-maturity:
GNMA                                 $ 3,106            1,644             4,750
FNMA                                     600              487             1,087
FHLMC                                  2,446            3,665             6,111
                                     -------           ------            ------
                                       6,152            5,796            11,948
                                     -------           ------            ------

Available-for-sale:
FNMA                                       -            9,056             9,056
                                     -------           ------            ------
Total                                $ 6,152           14,852            21,004
                                     =======           ======            ======

                                                     At June 30,1997
                                                     ---------------
                                                       Adjustable
                                     Fixed Rates         Rates            Total
                                     -----------         -----            -----
                                                 (Dollars in Thousands)
Held-to-maturity:
GNMA                                 $ 3,748            2,194             5,942
FNMA                                     609            1,074             1,683
FHLMC                                  3,014            5,175             8,189
                                     -------           ------            ------
Total                                $ 7,371            8,443            15,814
                                     =======            =====            ======

                                                     At June 30,1996
                                                     ---------------
                                                       Adjustable
                                     Fixed Rates         Rates            Total
                                     -----------         -----            -----
                                                 (Dollars in Thousands)
Held-to-maturity:
GNMA                                 $ 7,317                -             7,317
FNMA                                     925            1,606             2,531
FHLMC                                  3,585            6,634            10,219
                                     -------           ------            ------

Total                                $11,827            8,240            20,067
                                     =======            =====            ======

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities portfolio, indicating the amortized cost, percent of portfolio and estimated fair value.


Composition of Mortgage-Backed Securities by Cost and Fair Value

                                                    At June 30, 1998
                                                    ----------------
                                                          Percent      Estimated
                                      Amortized              of          Fair
                                        Cost              Portfolio      Value
                                        ----              ---------      -----
Held-to-maturity:                             (Dollars in Thousands)
GNMA                                  $ 4,750               22.62%        5,083
FNMA                                    1,087                5.18%        1,136
FHLMC                                   6,111               29.11%        6,230
                                     --------              ------        ------
                                       11,948               56.91        12,449
                                     --------              ------        ------

Available-for-sale:
FNMA                                    9,048               43.09%        9,056
                                     --------              ------        ------
Total                                $ 20,996              100.00%       21,505
                                     ========              ======        ======

                                                    At June 30, 1997
                                                    ----------------
                                                          Percent     Estimated
                                     Amortized               of          Fair
                                       Cost               Portfolio      Value
                                       ----               ---------      -----
Held-to-maturity:                             (Dollars in Thousands)
GNMA                                  $ 5,942               37.58%        6,312
FNMA                                    1,683               10.64%        1,719
FHLMC                                   8,189               51.78%        8,060
                                     --------              ------        ------
Total                                $ 15,814              100.00%       16,091
                                     ========              ======        ======

                                                     At June 30, 1996
                                                     ----------------
                                                           Percent     Estimated
                                     Amortized               of          Fair
                                        Cost              Portfolio      Value
                                        ----              ---------      -----
Held-to-maturity:                             (Dollars in Thousands)
GNMA                                    7,317               36.47%        7,672
FNMA                                    2,531               12.61%        2,480
FHLMC                                  10,219               50.92%       10,189
                                     --------              ------        ------
Total                                $ 20,067              100.00%       20,341
                                     ========              ======        ======

         The   following   table  sets  forth  the   maturities  of  the  Bank's
mortgage-backed securities and the weighted yields of those securities at June 30, 1998.


  Maturities and Average Weighted Yields of Mortgage-Backed Securities

                              One               After One Year    After Five Years to         After
                          Year or Less           to Five Years         Ten Years            Ten Years     Total Amounts
                          ------------           -------------         ---------            ---------     -------------

                      Carrying               Carrying               Carrying            Carrying        Carrying
                       Amount      Yield      Amount    Yield        Amount   Yield      Amount   Yield  Amount     Yield
                       ------      -----      ------    -----        ------   -----      ------   -----  ------     -----

                                                                   (Dollars in Thousands)
Held-to-maturity:
GNMA                     $ -       0.00%           -    0.00%          -      0.00%       4,750   8.75%   4,750      8.75%
FNMA                       -       0.00%           -    0.00%          -      0.00%       1,087   6.50%   1,087      6.50%
FHLMC                      -       0.00%       1,552    6.00%          4      8.10%       4,555   7.75%   6,111      7.31%
Available-for-sale:
FNMA                       -       0.00%           -    0.00%         --      0.00%       9,056   6.46%   9,056      6.46%
                         ----      ----        -----    ----         ---      ----       ------   ----   ------      ----
Total                    $ -       0.00%       1,552    6.00%          4      8.10%      19,448   7.32%  21,004      7.23%
                         ====      ====        =====    ====          ==      ====       ======   ====   ======      ====

         The following table sets forth the Bank's mortgage-backed securities purchases, sales and principal repayments.

Mortgage-Backed Securities Activity

                                                                   1998            1997            1996
                                                                   ----            ----            ----
                                                                       (Dollars in Thousands)
Beginning balance                                               $ 15,814          20,067          13,855

Purchases                                                          9,063               -          10,834

Sales                                                                  -               -               -

Principal payments                                                (3,881)         (4,300)         (4,628)

Unrealized appreciation on
      available for sale mortgage backed securities                    8

Amortization and accretion, net                                       -               47               6
                                                                --------          ------          ------
     Ending balance                                             $ 21,004          15,814          20,067
                                                                ========          ======          ======


Investment Activities

         The investment policy of the Bank, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Bank has adopted an investment policy which strictly prohibits speculation in investment securities. The Bank does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 1998, the investment policy of the Company is not as restrictive and allows for the purchase and retention of equity securities. At June 30, 1998 the investment securities portfolio of the Company, on an unaggregated basis, consisted of $247,000 of securities classified as available-for-sale. On an aggregate basis (the Company and the Bank), the Company had investment securities with an estimated fair value of $13.6 million and a carrying value of $13.7 million. Of those securities $4.8 million were classified as available- for-sale.

         The Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and loans on federal funds.

         The following table sets forth the composition of the Company's investment securities portfolio.

Composition of Investment Securities

                                                                                 At June 30,
                                                                                 -----------
                                                                     1998             1997             1996
                                                                     ----             ----             ----
                                                                            (Dollars in Thousands)
Investment Securities:
U. S. Treasury and government securities                           $ 8,922            8,586           15,656
Obligations of state and political subdivisions                          -                -                -
Corporate notes and  bonds                                               -                -                -
Other securities (1)                                                 4,765            3,360            2,052
                                                                  --------           ------           ------
     Total Investment Securities                                    13,687           11,946           17,708
Interest Bearing Deposits                                            6,458            3,400            2,373
FHLB Stock                                                           2,254            1,734            1,734
                                                                  --------           ------           ------
     Total Investments                                            $ 22,399           17,080           41,882
                                                                  ========           ======           ======



(1) Consists of FHLMC stock and various other equities.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at June 30, 1998.

Investment Portfolio Maturities and Average Weighted Yields

                                                                 As of June 30, 1998
                                                                 -------------------
                       One year or less After One to Five Years After Five to Ten Years After Ten Years  Total Investment Securities
                       ---------------- ----------------------- ----------------------- ---------------  ---------------------------
                    Carrying Average    Carrying       Average  Carrying       Average  Carrying  Average  Carrying Average   Market
                     Amount   Yield      Amount         Yield    Amount         Yield    Amount    Yield    Amount   Yield     Value
                     ------   -----      ------         -----    ------         -----    ------    -----    ------   -----     -----
                                                                   (Dollars in Thousands)
U. S. Treasury and
government agencies    $ -      -       $ 7,784         6.12%      $ -             -    $ 1,138     6.50%  $ 8,922    6.17%  $ 8,861
                       --     ---       -------         ----       ---           ---    -------     ----   -------    ----   -------

Total                  $ -      -       $ 7,784         6.12%      $ -           ---    $ 1,138     6.50%  $ 8,922    6.17%  $ 8,861
                       ===    ===       =======         ====       ===          ====    =======     ====   =======    ====   =======


Sources of Funds

         General. The Bank's primary sources of funds are deposits, borrowings, amortization and prepayments on loans and mortgage-backed securities.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, passbook savings, money market, individual retirement accounts ("IRAs") and NOW (checking) accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the thrift industry, changes in money market and prevailing interest rates and competition. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

         The Bank seeks to maintain a high level of stable core deposits by providing convenient and high quality service through its offices.

         The following table sets forth the distribution of the Bank's deposit accounts.

Deposit Account Types

                                                                                 As of June 30,
                                          ------------------------------------------------------------------------------------------
                                                     1998                           1997                            1996
                                                     ----                           ----                            ----
                                          Average            Percentage  Average             Percentage   Average         Percentage
                                          Interest            of Total   Interest             of Total   Interest           of Total
Category                   Term             Rate     Amount   Deposits     Rate     Amount    Deposits     Rate    Amount   Deposits
--------                   ----             ----     ------   --------     ----     ------    --------     ----    ------   --------
                                                                       (Dollars in Thousands)
NOW accounts               None             2.24%  $ 14,468    10.26%      2.05%  $  9,386      6.21%      2.05%    6,625     4.22%
Savings accounts           None             2.68%     8,658     6.14%      2.80%     8,621      5.70%      2.80%   10,262     6.54%
Money Market accounts      None             3.64%    10,587     7.51%      2.98%     8,288      5.48%      2.98%    5,264     3.35%
Non-interest bearing
     demand accounts       None             0.00%     3,142     2.23%      0.00%     2,334      1.54%      0.00%    1,534     0.98%
                                                  ---------   ------               -------    ------              -------   ------
        Total                                        36,855    26.14%               28,629     18.93%              23,685    15.09%
                                                  ---------   ------               -------    ------              -------   ------
Certificate of Deposit:
Fixed-rate, fixed-term     1-11 months      5.00%    14,169    10.05%      4.96%    16,846     11.14%      4.96%   33,300    21.21%
Fixed-rate, fixed-term     12-23 months     5.19%    38,059    27.00%      5.29%    47,682     31.53%      5.29%   44,699    28.47%
Fixed-rate, fixed-term     24-35 months     5.64%    26,415    18.74%      5.63%    28,485     18.83%      5.63%   24,684    15.72%
Fixed-rate, fixed-term     36-47 months     5.71%    10,147     7.20%      5.77%    12,013      7.94%      5.77%   12,474     7.94%
Fixed-rate, fixed-term     48-59 months     5.98%     1,789     1.27%      5.87%     1,718      1.14%      5.87%    1,818     1.16%
Fixed-rate, fixed-term     60-71 months     6.04%     8,354     5.93%      5.92%    10,615      7.02%      5.92%   11,205     7.14%
Fixed-rate, fixed-term     72-95 months     6.28%     5,187     3.68%      5.92%     5,258      3.48%      5.92%    5,143     3.28%
                                                  ---------   ------               -------    ------              -------   ------
Total                                               104,120    73.86%              122,617     81.07%             133,323    84.91%
                                                  ---------   ------               -------    ------              -------   ------
Total Deposits (2)                                $ 140,975   100.00%              151,246    100.00%             157,008   100.00%
                                                  =========   ======               =======    ======              =======   ======


         The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 1998.


Maturities of Certificates of Deposit of $100,000 or More

                                                      At June 30, 1998
                                                      ----------------
Maturity Period                                   (Dollars in Thousands)

Three months or less                                    $ 1,491,286
Over three through six months                             1,103,188
Over six through twelve months                            1,562,404
Over twelve months                                        1,715,256
                                                        -----------
Total                                                   $ 5,872,134
                                                        ===========

Borrowings

         Deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when supply of lendable funds cannot meet the demand for such loans, the FHLB System makes available, subject to compliance eligibility standards, a portion of the funds necessary through loans (advances) to its members.

         As of June 30, 1998, 1997 and 1996 there were $45.1, $18.2 million and $0 outstanding advances from the FHLB, respectively. The weighted average interest rate on such advances at June 30, 1998 and 1997 was 6.08% and 6.12%, respectively. The average balance of outstanding advances during 1998, 1997 and 1996, was $27.6 million, $13.8 million and $690,000, respectively, and the approximate average interest rate was 6.13%, 6.09% and 5.65%, respectively. During 1998, 1997 and 1996, the maximum outstanding at any month end was $45.1, $21.2 million and $3.0 million, respectively.

Subsidiary Activity

         The Bank is a subsidiary of the Company. The Bank has one service corporation, Guaranty Financial Services of Springfield, Inc. The Bank had an investment of $55,000 in its service corporation as of June 30, 1998. The service corporation sells mutual funds, fixed and variable annuities, unit investment trusts, individual stocks and bonds and life insurance. Such sales are completed through an agreement with "INVEST" for providing brokerage services. In addition, the service corporation acts as a real estate broker for properties owned by the Bank.

Employees

         Substantially, all of the activities of the Company are conducted through the Bank. At June 30, 1998, the Company had no salaried employees.

         As of June 30, 1998, the Bank had 71 full-time employees and 12 part time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Competition

         The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.

         Direct competition for savings accounts comes from other savings institutions, credit unions, regional bank and thrift holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

         The Bank's primary competition comprises the financial institutions near each of the Bank's branch offices. In Springfield, where the Bank's main office and three branch offices are located, primary competition consists of one thrift institution, 20 commercial banks and 13 credit unions.

         The Bank believes it is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a variety of deposit products, and by emphasizing personal customer service.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualifies as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements). In contrast, the Company has fewer restrictions on dividends.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. A bank must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months.

         Federal Reserve System. The Board of Governors of the Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.

Executive Officers of the Registrant

         Set forth below is information concerning the three executive officers of the Company.

         James E. Haseltine joined the Bank in 1983, and has served as Director, president and Chief Executive Officer since 1990. Mr. Haseltine has held the same positions with the Company since its formation in September 1997. After graduating Drury College in 1968, he entered military service with the U.S. Army and served in the Republic of Vietnam. He has served as a founding member and Chairman of the Affordable Housing Action Board of Springfield, Inc., an organization serving low to moderate income families. He is a licensed real estate broker.

         He is a past president of the Rotary club of Springfield, serves as director of the Springfield Business and Development Corporation and the Springfield Finance and Development Corporation (not for profit community organizations), and is a member of First and Calvary Presbyterian Church.

         William B. Williams joined the Bank in 1995 as Executive Vice President and Chief Operating Officer. Mr. Williams has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, Mr. Williams worked as a consultant to Midland Loan Services, L.P., a commercial mortgage banker in Kansas City, Missouri. From 1987 to 1994, Mr. Williams worked for North American Savings Bank in Grandview, Missouri, most recently as Executive Vice President and Chief Financial Officer. Mr. Williams received a BSBA degree from the University of Arkansas in 1969 and after serving as an officer in the U.S.
Navy, he received a MBA degree from Tulane University in 1974. He is a CPA.

         Bruce Winston is Vice President and Chief Financial Officer of the Bank. He joined the Bank in 1992. Mr. Winston has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, he served in various other capacities with two other financial institutions over a period of 20 years. He is a graduate of Southwest Missouri State University, and is a member of First Presbyterian Church, where he has served as an Elder and Treasurer.

         At June 30, 1998, the years of age of these individuals was 51 for Mr. Haseltine, 51 for Mr. Williams and 50 for Mr. Winston.

Item 2. Properties

         The offices of the Company are located in the main office of the Bank.

         The Bank's office facilities currently consist of the main office in Springfield, Greene County, Missouri and four full-service branch offices in Springfield. The Bank constructed a new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace. Guaranty has also recently completed additional investment in certain of the branch offices to upgrade and improve the facilities.

Item 3. Legal Proceedings

         The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. At June 30, 1998, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

         PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information on page 2 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 1998 (the "1998 Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained on page 4 of the 1998 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The information contained on pages 5 through 16 of the 1998 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information contained on pages 11 and 12 under the headings "ASSET/ LIABILITY MANAGEMENT" and "INTEREST RATE SENSITIVITY ANALYSIS" of the 1998 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

         The financial statements set forth on pages 17 to 46 of the 1998 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         Not applicable.

         PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "First Proposal, Election of Directors" in the proxy statement for the Annual Meeting of Stockholders to be held October 28, 1998 (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and under "Executive Officers of the Registrant" in Item 1 of this report.

Item 11.  Executive Compensation

         The information contained on pages 6-8 and page 10 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

         Information required by this item is incorporated herein by reference to the second chart in the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (c)      Not applicable.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Certain Related Persons" in the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants included in the 1998 Annual Report are incorporated herein by reference and also in Item 8 of this report.

         Independent Accountants' Report

         Consolidated Balance Sheets as of June 30, 1998 and 1997.

         Consolidated Statements of Income for the Years Ended June 30, 1998, 1997, and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997, and 1996.

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996.

         Notes to Consolidated Financial Statements.

              2.  Financial  Statement  Schedules for which  provision is   made
in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

              3. The   following  exhibits  are  included  in  this  Report   or
incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Certificate of Incorporation of Guaranty Federal Bancshares, Inc.

                   3(ii)   Bylaws of Guaranty Federal Bancshares, Inc.

                  10.1     1994 Stock Option Plan*

                  10.2     Recognition and Retention Plan**

                  10.3     1998 Stock Option Plan**

                  10.4     Restricted Stock Plan**

                  13       Annual Report to Stockholders for the fiscal year ended June 30, 1998

                  21       Subsidiaries of the Registrant

                  23       Consent of Baird Kurtz & Dobson

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


---------------------
* Incorporated by reference to the identically numbered Exhibit of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC file number 333-36141).
** Incorporated by reference to the exhibits to the proxy statement filed by the Registrant on June 15, 1998 (SEC file number 0-23325).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GUARANTY FEDERAL BANCSHARES, INC.



Dated: September 24, 1998         By:      /s/James E. Haseltine
                                           James E. Haseltine
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/James E. Haseltine                       By:    /s/Ivy L. Rogers
         James E. Haseltine                                 Ivy L. Rogers
         President and Chief Executive Officer              Director
         (Principal Executive Officer)

Date:    September 24, 1998                          Date:  September 24, 1998


By:      /s/Bruce Winston                            By:    ____________________
         Bruce Winston                                      Gary Lipscomb
         Vice President and Chief Financial Officer         Director
         (Principal Accounting and
         Financial Officer)

Date:    September 24, 1998                          Date:  September 24, 1998


By:      /s/Wayne V. Barnes                          By:     /s/Jack L. Barham
         Wayne V. Barnes                                     Jack L. Barham
         Director                                            Chairman of the Board and Director

Date:    September 24, 1998                          Date:  September 24, 1998


By:      /s/George L. Hall
         George L. Hall
         Director

Date:    September 24, 1998
