Form 10-Q
period 1998-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 1998-11-19
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325
                  -------
                        Guaranty Federal Bancshares, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         43-1792717
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

  1341 West Battlefield
  Springfield, Missouri                                       65807
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)


                        Telephone Number: (417) 889-2494

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                     No
                     -------                      ------
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                        Outstanding at November 12, 1998
                  -----                        --------------------------------
         Common Stock, Par Value $0.10                 5,916,745 Shares

                        GUARANTY FEDERAL BANCSHARES, INC

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                    Page
                          PART I. Financial Information

1.  Consolidated Financial Statements (Unaudited):
         Statements of Financial Condition                               3

         Statements of Income                                            4

         Statements of Cash Flow                                         5

         Notes to Consolidated Financial Statements                      6

2.  Management's Discussion and Analysis of Financial Condition and      9
         Results of Operations

3. Quantitative and Qualitative Disclosures about Market Risk           16

                           PART II. Other Information

1.  Legal Proceedings                                                   20

2.  Changes in Securities and Use of Proceeds                           20

3.  Defaults Upon Senior Securities                                     20

4.  Submission of Matters to Vote of Security-holders                   20

5.  Other Information                                                   20

6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                              21

PART I

Item 1.  Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998

                                     ASSETS

                                                                September 30,         June 30,
                                                                    1998                1998
                                                               ------------       -------------
Cash                                                         $    1,154,447      $      846,691
Interest-bearing deposits in other financial institutions         4,198,745           6,458,232
                                                               ------------        ------------
         Cash and cash equivalents                                5,353,192           7,304,923

Available-for-sale securities                                     5,311,570           4,765,021
Held-to-maturity securities                                       8,766,345           8,922,389
Mortgage-backed securities, held-to-maturity                     10,572,092          11,948,654
Mortgage-backed securities, available-for-sale                    8,905,766           9,055,658
Mortgage loans held for sale                                      1,382,581             805,183
Loans receivable, net                                           223,458,624         205,414,561
Accrued interest receivable:
         Loans                                                    1,252,297           1,188,162
         Investments                                                119,632             252,865
         Mortgage-backed securities                                 148,784             163,117
Prepaid expenses and other assets                                 3,910,653           2,503,055
Foreclosed assets held for sale                                       7,300             286,000
Premises and equipment                                            7,361,818           7,432,971
                                                               ------------        ------------
                                                             $  276,550,654      $  260,042,559
                                                               ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                     $  134,346,556      $  140,975,336
Federal Home Loan Bank advances                                  72,709,434          45,081,028
Advances from borrowers for taxes and insurance                   1,309,475             870,476
Accrued expenses and other liabilities                            1,657,452             513,943
Accrued interest payable                                            391,681             256,975
Income taxes payable                                                785,249             417,532
Deferred income taxes                                             1,215,737           1,237,171
                                                               ------------        ------------
         Total Liabilities                                      212,415,584         189,352,461
                                                               ------------        ------------

STOCKHOLDERS' EQUITY
Capital Stock
      Common stock, $0.10 par value; authorized
      10,000,000 shares; issued 6,228,035 shares                    622,804             622,804
Additional paid-in capital                                       46,777,412          49,016,992
Unearned ESOP shares                                             (3,444,540)         (3,444,540)
Retained earnings, substantially restricted`                     21,534,374          21,682,950
Accumulated other comprehensive income
      Unrealized appreciation on available-for-sale
      securities, net of income taxes of $1,718,009
      and $1,651,429 at September 30, 1998 and
      June 30, 1998, respectively                                 2,925,258           2,811,892
                                                               ------------        ------------
                                                                 68,415,308          70,690,098
      Treasury stock, at cost - 311,290 shares                   (4,280,238)                 --
                                                               -------------       ------------
         Total Stockholders' Equity                              64,135,070          70,690,098
                                                               ------------        ------------
                                                             $  276,550,654      $  260,042,559
                                                               ============        ============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC

                        CONSOLIDATED STATEMENTS OF INCOME

           THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                            1998                1997
                                                         ------------    ------------
INTEREST INCOME
Loans                                                   $   4,383,216   $   3,451,331
Investment securities                                          84,446          97,250
Mortgage-backed securities                                    348,157         297,898
Other                                                         118,070          93,023
                                                        -------------    ------------
       Total Interest Income                                4,933,889       3,939,502
                                                        -------------    ------------

INTEREST EXPENSE
Deposits                                                    1,586,184       1,830,713
Federal Home Loan Bank advances                               915,979         357,445
                                                        -------------    ------------
       Total Interest Expense                               2,502,163       2,188,158
                                                        -------------    ------------
Net Interest Income                                         2,431,726       1,751,344
Provision for Loan Losses                                      45,000          33,352
                                                        -------------    ------------
Net Interest Income after
       Provision for Loan Losses                            2,386,726       1,717,992
                                                        -------------    ------------

NONINTEREST INCOME (LOSS)
Service charges                                               205,900         120,895
Late charges and other fees                                    25,388          25,262
Gain on loans, investment
    securities and mortgage-backed securities                   9,750          38,131
Expense on foreclosed assets                                   (6,170)            (92)
Other income                                                   36,040          27,270
                                                        -------------    ------------
       Total Noninterest Income                               270,908         211,466
                                                        -------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits                                773,845         581,274
Occupancy                                                     174,330         163,256
SAIF deposit insurance premiums                                22,374          22,970
Data processing fees                                          116,318          87,312
Advertising                                                   107,896          87,042
Other expense                                                 215,034         178,909
                                                        -------------    ------------
       Total Noninterest Expense                            1,409,797       1,120,763
                                                        -------------    ------------
Income before Income Taxes                                  1,247,837         808,695
Provision for Income Taxes                                    449,734         292,192
                                                        -------------    ------------
NET INCOME                                                    798,103         516,503

OTHER COMPREHENSIVE INCOME
       Unrealized appreciation on available-for-sale
          securities, net of income taxes of  $66,580
          and $8,880 for 1998 and 1997, respectively          113,366          15,120
                                                        -------------    ------------
COMPREHENSIVE INCOME                                    $     911,469   $     531,623
                                                        =============    ============
BASIC AND DILUTED
       EARNINGS PER SHARE                               $        0.14   $         n/a
                                                        =============    ============


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                           1998               1997
                                                        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $    798,103      $    516,503
   Items not requiring (providing) cash:
       Deferred income taxes                               (92,984)            1,192
       Depreciation                                         97,240           109,435
       Gain on loans, investment securities
         and mortgage-backed securities                     (9,750)          (38,131)
       Gain of sale of foreclosed assets                      (138)                0
       Amortization of deferred income, premiums
          and discounts                                      1,438            (2,318)
       Provision for loan losses                            45,000            33,352
   Origination of loans held for sale                   (2,316,051)       (1,832,623)
   Proceeds from sale of loans held for sale             1,748,403         2,632,509
   RRP/RSP expense                                         133,485            22,247
   Changes in:
       Accrued interest receivable                          83,431            24,397
       Prepaid expenses and other assets                (1,407,598)          (88,030)
       Accounts payable and accrued expenses               331,536           615,276
       Income taxes payable                                367,717           165,913
                                                        ----------      ------------
         Net cash provided by (used in)
           operating activities                           (220,168)        2,159,722
                                                        ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                               (18,073,801)      (10,502,891)
   Principal payments on mortgage-backed securities,
       available-for-sale                                  121,110                 0
   Principal payments on mortgage-backed securities,
       held-to-maturity                                  1,376,562           796,912
   Purchase of premises and equipment                      (26,087)          (78,974)
   Purchase of available-for-sale securities              (345,176)                0
   Proceeds from maturities of
       held-to-maturity securities                         168,369         2,090,310
   Proceeds from sale of foreclosed assets                 262,138                 0
                                                       -----------      ------------
         Net cash used in investing activities         (16,516,885)       (7,694,643)
                                                       ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                           0          (687,500)
   Cash dividends received on RRP stock                          0             1,842
   Net increase in demand deposits,
       NOW accounts and savings accounts                 1,507,899         3,878,115
   Net decrease in certificates of deposit              (8,136,679)       (8,046,119)
Proceeds from FHLB advances                             29,840,000        18,000,000
   Repayments of FHLB advances                          (2,211,594)       (4,009,874)
   Advances from borrowers for taxes and insurance         438,999           190,162
   RSP stock purchased                                  (2,373,065)                0
   Treasury stock purchased                             (4,280,238)                0
   Stock options exercised                                       0             1,788
                                                       -----------       -----------
       Net cash provided by financing activities        14,785,322         9,328,414
                                                       -----------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,951,731)        3,793,493

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           7,304,923         3,817,351
                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  5,353,192      $  7,610,844
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

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2:  Basis of Presentation, continued

           Operating results for the three-month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results that may be expected for the full year. Prior to December 30, 1997, the Company engaged in no significant business activity other than formation activities. Between December 30, 1997 and September 30, 1998, the Company engaged in no significant business activity other than ownership of the common stock of the Bank. Accordingly, all consolidated financial statements for periods prior to December 30, 1997, relate solely to the Bank and Guaranty Financial Services, Inc. of Springfield, a wholly owned subsidiary of the Bank. For further information refer to the Company's June 30, 1998, Form 10-K which was filed with the Securities and Exchange Commission and includes a complete set of audited financial statements through June 30, 1998.

Note 3:  Principles of Consolidation

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

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Guaranty Federal Savings Bank and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Earnings Per Share

         As more fully described in the preceding Notes, the Company had no operations prior to December 30, 1997 and earnings per share information for the common stock of the Company for the three months ended September 30, 1997 has not been presented because the information would not be meaningful.

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 4: Earnings Per Share,continued
                                      For three months ended September 30, 1998
                                           Income        Shares     Per-share
                                           --------      ------     ---------
Basic EPS
Income available to common stockholders    $798,103      5,683,949    $0.14
                                                                      =====

Effect of Dilutive Securities
Stock options                                               70,265
RRP/RSP shares                                              19,011
                                          ---------       --------
Income available to common stockholders    $798,103      5,773,225    $0.14
                                           ========      =========    =====

Options to purchase 5,000 shares and 436,347 shares of common stock at $12.63 per share and $13.44 per share, respectively were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 5:  Benefit Plans

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve the 1998 Restricted Stock Plan (" RSP") and 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of September 30, 1998, all of the RRP and RSP shares have been purchased and all except 9,338 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect RRP and RSP expense of $133,485 and $22,247 for the three month periods ended September 30, 1998 and 1997, respectively. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of September 30, 1998, all options except those on 32,295 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At September 30, 1998, there were 579,756 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 213,612 RRP and RSP shares were unvested.

Note 6:  New Accounting Pronouncements

         During the quarter ending September 30, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a set of financial statements.

                        GUARANTY FEDERAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

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

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 1998, and the results of operations for the three months ended September 30, 1998 and 1997.

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. Actual results of the
Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but limited to; changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; and the ability to discover and correct potential Year 2000 problem, which is discussed later.

                        GUARANTY FEDERAL BANCSHARES, INC.

Financial Condition

         The Company's total assets increased $16,508,095, or 6.3%, from $260,042,559 as of June 30, 1998, to $276,550,654 as of September 30, 1998.

         Interest-bearing deposits in other financial institutions decreased $2,259,487, or 35.0% from $6,458,232 as of June 30, 1998, to $4,198,745 as of
September 30, 1998. This was due to funds being invested in other interest earning assets, primarily loans.

         Securities available-for-sale increased $546,549, or 11.5% from $4,765,021 as of June 30, 1998, to $5,311,570 as of September 30, 1998,
primarily due to the purchase of various equity securities. Securities held-to-maturity decreased due to principal repayments, by $156,044, or 1.7%, from $8,922,389 as of June 30, 1998 to
 $8,766,345 as of September 30, 1998. The Bank continues to hold 96,000 shares of Federal Home Loan Corporation ("FHLMC") stock with a amortized cost of $94,000 in the available-for-sale category. As of September 30, 1998, the gross unrealized gain on the stock was $4,652,240 an increase from $4,424,000 as of June 30, 1998.

         Mortgage-backed securities, held-to-maturity, decreased $1,376,562, or 11.5%, from $11,948,654 as of June 30, 1998, to $10,572,092, as of September 30,
1998. Mortgage-backed securities, available-for-sale, decreased $149,892, or 1.7% from $9,055,658 as of June 30, 1998, to $8,905,766 as of September 30,
1998. The decrease is attributable to prepayments received on various pools of mortgage-backed securities during the three months ending September 30, 1998.

         Net loans receivable increased by $18,044,063, or 8.8%, from $205,414,561, as of June 30, 1998, to $223,458,624, as of September 30, 1998,
and loans held-for-sale increased by $577,398, or 71.7%, from $805,183 as of June 30, 1998 to $1,382,581 as of September 30, 1998. Growth consisted primarily of loans secured by both owner and non-owner occupied residential real estate, which increased by $14,096,000. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned assets growth.

         Allowance for loan losses increased $56,693 or 2.6% from $2,191,557 as of June 30, 1998, to $2,248,250 as of September 30, 1998. The allowance increased due to an increase in the provision for loan losses, as well as experiencing recoveries in excess of charge-offs for the period. The allowance for loan losses as of September 30, 1998 and June 30, 1998 was 1.0%, and 1.1% respectively, of net loans outstanding. As of September 30, 1998, the allowance for loan losses was 281.4% of nonperforming loans versus 216.6% as of June 30, 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

         Fair value of foreclosed assets held-for-sale decreased $278,700 or 97.4% from $286,000 as of June 30, 1998, to $7,300 as of September 30, 1998.
This decrease was due to the sale of three duplexes and a partially constructed single-family residence. These properties were sold at their book value.

         Premises and equipment decreased $71,153, or 1.0%, from $7,432,971 as of June 30, 1998, to $7,361,818 as of September 30, 1998, primarily due to the depreciation recorded for the period ended September 30, 1998.

         Deposits decreased $6,628,780, or 4.7%, from $140,975,336 as of June 30, 1998, to $134,346,556 as of September 30, 1998. For the three months ending September 30, 1998, checking and passbook accounts increased by $1,507,899, or 4.1%, while certificates of deposits decreased by $8,136,679, or 7.8%. The majority of this increase in checking and passbook accounts can be attributed to an aggressive marketing campaign initiated in early 1997 designed to attract checking deposit customers. The decrease in certificates of deposit can be attributed to management's decision to allow high cost certificates of deposit accounts to run off and replace these funds with FHLB advances at an overall lower marginal cost.

         As a result of the decrease in deposits, and the continued increase in loan demand, FHLB advances increased $27,628,406 or 61.3%, from $45,081,028 as of June 30, 1998, to $72,709,434 as of September 30, 1998. As of September 30, 1998, the Bank had the ability to borrow an additional $70.0 million from the FHLB.

         Accrued expenses and other liabilities increased $1,143,509 or 222.5% from $513,943 as of June 30, 1998, to $1,657,452 as of September 30, 1998. The
majority of this increase is due to a $0.16 per share dividend payable on October 15, 1998 to stockholders of record September 8, 1998, totaling $946,679.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $6,555,028, or 9.3%, from $70,690,098 as of June 30, 1998, to $64,135,070 as of September 30, 1998. This decrease was due to several factors. In connection with the RSP, $2,373,065 was contributed to purchase 173,632 shares of Company stock, which was accounted for as a reduction of stockholders' equity. In addition, a total of 311,290 shares of treasury stock were purchased in the open market at a cost of $4,280,238. Finally, dividends in the amount of $946,679 ($0.16 per share) were declared as discussed above. On a per share basis, stockholders' equity decreased from $12.01 as of June 30, 1998 to $11.51 as of September 30, 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

Results of Operations - Comparison of Three Month Periods
Ended September 30, 1998 and 1997

         Net income for the three months ended September 30, 1998 was $798,103, as compared to net income of $516,503 for the three months ended September 30, 1997 which represents a increase in earnings of $281,600, or 54.5%, for the three month period.

Interest Income

         Total interest income for the three months ended September 30, 1998, increased $994,387 or 25.2% as compared to the three months ended September 30, 1997. For the three month period, the average yield on interest earning assets decreased 52 basis points to 7.71% and the average balance outstanding increased $64,541,000.

Interest Expense

         Total interest expense for the three months ended September 30, 1998, increased $314,005 or 14.4% when compared to the three months ended September 30, 1997. For the three month period, the average cost of interest bearing liabilities decreased 4 basis points to 5.18% while the average balance outstanding increased $25,399,000.

Net Interest Income

         Net interest income for the three months ended September 30, 1998, increased $680,382, or 38.8% when compared to the three months ended September 30, 1997. The increase in net interest income was the result of the greater increase in interest earning assets of $64,541,000, compared to the increase in interest bearing liabilities of $25,399,000. This difference was primarily due to the inflow of cash from the stock conversion, which was converted to interest earning assets, primarily in the form of loans originated by the Bank. This resulted in an increase in net interest income even though the yield on interest earning assets decreased by 52 basis points, compared to the decrease of 4 basis points on interest bearing liabilities.

                        GUARANTY FEDERAL BANCSHARES, INC.

Provision for Loan Losses

          Based primarily on the continued growth of the loan portfolio, management decided to increase the loan loss reserve through a provision for loan loss of $45,000 for the three months ended September 30, 1998, compared to $33,352 for the three months ended September 30, 1997. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

         Noninterest income increased $59,442 for the three months ended September 30, 1998, or 28.1% compared to the three months ended September 30, 1997. The increase was primarily due to the increase in checking account customers which has resulted in more service charge income. Service charges on checking accounts increased $85,005 for the three months ended September 30, 1998, or 70.3% compared to the three months ended September 30, 1997.

Noninterest Expense

         Noninterest expense increased $289,034 for the three months ended September 30, 1998, or 25.8%, as compared to the three months ended September 30, 1997. In general this increase can be attributed to the overall increase in accounts served, in addition to the added costs associated with the ESOP and RSP that were formed in connection with the conversion.

          Salaries and employee benefits increased $192,571 for the three months ended September 30, 1998, or 33.1%, when compared to the same period in 1997. This included an increase in RRP/RSP expense of $111,238 for the three months ended September 30, 1998, or 500.0%, when compared to the same period in 1997, as well as the addition of $70,410 for the ESOP expense. There was no ESOP expense for the same period in 1997. Data processing expenses increased $29,006, or 33.2%, and advertising expense increased $20,854, or 24.0%, for the three months ended September 30, 1998, when compared to the same period in 1997. These increases in data processing and advertising expenses for the period were primarily due to the increased volume of transactions handled and increased promotional activities, respectively.

                        GUARANTY FEDERAL BANCSHARES, INC.

Provision for Income Taxes

         There was a $157,542 increase in the provision for income taxes for the three months ended September 30, 1998, as compared to the same period in 1997. This increase was due to the increase in before tax income for the three months ended September 30, 1998, compared to the same period in 1997.

Nonperforming Assets

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of September 30, 1998, was $2,248,250 or 1.0% of loans receivable. Total assets classified as substandard or loss as of September 30, 1998, were $1,455,645 or 0.5% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.
         .
                                           9/30/98      6/30/98      6/30/97
                                           -------      -------      -------
                                                  (Dollars In Thousands)
   Nonperforming loans                    $   799       $  1,012     $   1,257
   Real estate acquired in
   settlement of loans                          7            286           210
                                           -------       --------      -------

   Total Nonperforming Assets             $   806       $  1,298     $   1,467
                                          =======        =======       =======
   Total Nonperforming Assets
   as a Percentage of Total
   Assets                                    0.29%          0.50%          .74%
   Allowance for loan losses              $ 2,248       $  2,191     $   2,177
   Allowance for loan losses as a
   Percentage of average loans, net          1.04%          1.24%         1.49%

                        GUARANTY FEDERAL BANCSHARES, INC.

Asset/Liability Management

         The goal of the Bank's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Bank's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates that maximize net interest income. Management also attempts to fund the Bank's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank's net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1998, ARMs constituted 71.0% of the Bank's mortgage loan portfolio. However during the first quarter of fiscal year 1999, the general level of long-term interest rates dropped and borrowers opted for fixed rate mortgages. As of September 30, 1998, ARMs represent 66.9% of the loan portfolio. Of the ARMs originated during the first quarter of fiscal year 1999, borrowers preferred initial fixed rate periods of three or five years. In response to this shift in customer preference, the Bank has continued a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 1998, such loans made up 14.9% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1998, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $36,855,202 or 26.1% of its total deposits. As of September 30, 1998, these accounts totaled $38,363,101 or 28.5% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

                       GUARANTY FEDERAL BANCSHARES, INC.
Interest Rate Sensitivity Analysis

         The following table sets forth as of June 30, 1998 (the most recent available), OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, 300, and 400 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change       Estimated Net Portfolio Value        NPV as % of PV Assets
in Rates       $ Amount   $ Change    % Change       NPV Ratio  BP Change
----------     --------    --------    --------      ---------  ---------

+400 bp      $   49,632  $ (7,222)     -13%            20.4%     -122 bp
+300             52,616    (4,238)      -7%            21.2%      -48 bp
+200             54,977    (1,877)      -3%            21.7%        0 bp
+100             56,440      (414)      -1%            21.8%      +18 bp
NC               56,854                                21.7%
-100             56,296      (558)      -1%            21.2%      -48 bp
-200             54,719    (2,135)      -4%            20.4%     -131 bp
-300             53,423    (3,431)      -6%            19.6%     -206 bp
-400             52,107    (4,747)      -8%            18.8%     -283 bp

         Computations of prospective effects of hypothetical interest rate changes are calculated by the OTS from data provided by the Bank and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

         Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Bank's primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain or decrease in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

                       GUARANTY FEDERAL BANCSHARES, INC.

         The Bank's Board of Directors is responsible for reviewing the asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. Management expects that the Bank's asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1998, the Bank's liquidity ratio was 17.6%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At September 30, 1998, the Bank had approximately $4,568,000 in commitments to originate mortgage loans and $14,785,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                        GUARANTY FEDERAL BANCSHARES, INC.

Impact of Year 2000

         Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as the year 1980 and incorrectly attempt to compute payments, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., telephone systems, vault timers, security systems and elevator controls). We have evaluated our risk in three areas: (1) our own computers, (2) computers of others used by our borrowers, depositors, and business partners, and (3) computers of others who provide us with data processing services.

         Our own computers. The Bank expects to spend approximately $190,000 ($137,000 for hardware, $38,000 for software and $15,000 in consulting fees) through June 30, 1999 to upgrade our computer systems. These upgrades are expected to eliminate the Year 2000 risk in our computers. We do not expect to have material costs to address this risk area after December 31, 1998. As of September 30, 1998, the Bank has spent approximately $25,500 ($22,500 for hardware and $3,000 for software) to fix Year 2000 problems. We expect to be Year 2000 compliant in this risk area by June 30, 1999.

         Computers of others used by borrowers, depositors, and business partners. The Bank has evaluated most of our material borrowers and depositors and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to make payments or deposits to the Bank. We believe that most of our residential customers are not dependent on their home computers for income and that none of our commercial customers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to do business with the Bank. We have solicited our material business partners regarding their Year 2000 readiness and are currently evaluating their responses.

         Computers of others who provide us with data processing services. This risk is primarily focused on one third-party service bureau that provides all of the Bank's core data processing. This service bureau advises that it has completed program changes required for Year 2000 processing. If these program changes are not correct before the year 2000, the Bank would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Bank's financial condition and results of operations.

                        GUARANTY FEDERAL BANCSHARES, INC.

         Contingency Plan. The Bank is monitoring our service bureau to evaluate whether our data processing system will fail. We are serving as a "proxy" Year 2000 test site for other financial institutions on the same system. Such tests are scheduled to end before October 31, 1998. After our experience with these tests, we will develop a contingency plan including a range of alternatives depending on the results of the tests. The alternatives could range from shifting to a compliant system to back-up for unforeseen contingencies on our current system. We currently utilize many spreadsheet programs to compute and store data. Should our core system fail, we will enter deposit and loan transactions in spreadsheets in order to conduct business until the core system is corrected. If this labor-intensive approach is necessary, management and our employees will become much less efficient. However, we believe that we would be able to operate in this manner until our existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus are operating in the year 2000, our replacement costs, assuming we could negotiate an agreement, could be material.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                     PART II

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders

          A special meeting of stockholders was held on July 22, 1998 to consider two benefit plans. At the meeting, stockholders approved the Guaranty Federal Bancshares, Inc. 1998 Stock Option Plan by a vote of 3,375,805 shares for, 819,786 shares against, 63,992 shares abstaining, with 13,731 broker non-votes. Stockholders also approved the Guaranty Federal Savings Bank Restricted Stock Plan by a vote of 3,268,072 shares for, 930,887 shares against, 73,355 shares abstaining, with no broker non-votes.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  None.

         b)       Reports on Form 8-K

                  None.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Guaranty Federal Bancshares, Inc.



              Signatures                                 Date
              ----------                                 ----

 \S\  James E. Haseltine                              November 12, 1998
--------------------------------------        ----------------------------------
James E. Haseltine
President and Chief Executive Officer
(Principal Executive Officer)



\S\  Bruce Winston                                    November 12, 1998
--------------------------------------        ----------------------------------
Bruce Winston
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)