Form 10-Q
period 1998-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 1999-02-16
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998
                                           -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         43-1792717             .
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    1341 West Battlefield                                 65807
-------------------------------                 -----------------------
  Springfield, Missouri                                 (Zip Code)             .
(Address of principal executive offices)


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

                  Yes   X                              No
                      ----                                ----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding at February 12, 1999
                  -----                     --------------------------------

         Common Stock, Par Value $0.10                5,742,138 Shares

                        GUARANTY FEDERAL BANCSHARES, INC

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                       Page
----                                                                       ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statements (Unaudited):
         Statements of Financial Condition                                   3

         Statements of Income                                                4

         Statements of Changes in Stockholders' Equity                       5
         Statements of Cash Flow                                             7

         Notes to Consolidated Financial Statements                          8

2.  Management's Discussion and Analysis of Financial Condition and         11
         Results of Operations

3.  Quantitative and Qualitative Disclosures about Market Risk              20

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                        24

2.  Changes in Securities and Use of Proceeds                                24

3.  Defaults Upon Senior Securities                                          24

4.  Submission of Matters to Vote of Security-holders                        24

5.  Other Information                                                        25

6.  Exhibits and Reports on Form 8-K                                         25

    Signatures                                                               26

PART I

Item 1.  Financial Statements
         --------------------

                        GUARANTY FEDERAL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998

                                     ASSETS
                                     ------

                                                                                 December 31,       June 30,
                                                                                      1998            1998
                                                                                -------------    -------------
                                                                                   (Unaudited)
Cash                                                                            $   1,031,468    $     846,691
Interest-bearing deposits in other financial institutions                           7,429,930        6,458,232
                                                                                -------------    -------------
         Cash and cash equivalents                                                  8,461,398        7,304,923

Available-for-sale securities                                                       6,803,988        4,765,021
Held-to-maturity securities                                                         7,736,251        8,922,389
Mortgage-backed securities, held-to-maturity                                        9,657,993       11,948,654
Mortgage-backed securities, available-for-sale                                      8,299,848        9,055,658
Mortgage loans held for sale                                                        3,276,101          805,183
Loans receivable, net                                                             230,800,228      205,414,561
Accrued interest receivable
         Loans                                                                      1,287,459        1,188,162
         Investments                                                                  205,864          252,865
         Mortgage-backed securities                                                   136,880          163,117
Prepaid expenses and other assets                                                   4,455,798        2,503,055
Foreclosed assets held for sale                                                        31,236          286,000
Premises and equipment                                                              7,284,911        7,432,971
                                                                                -------------    -------------
                                                                                $ 288,437,955    $ 260,042,559
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
Deposits                                                                        $ 136,809,516    $ 140,975,336
Federal Home Loan Bank advances                                                    81,827,988       45,081,028
Advances from borrowers for taxes and insurance                                       369,325          870,476
Accrued expenses and other liabilities                                                626,922          513,943
Accrued interest payable                                                              425,195          256,975
Income taxes payable                                                                  180,823          417,532
Deferred income taxes                                                               1,769,221        1,237,171
                                                                                -------------    -------------
         Total Liabilities                                                        222,008,990      189,352,461
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY
Capital Stock
        Common stock, $0.10 par value;  authorized 10,000,000 shares;
         issued and outstanding 6,228,698 shares - December 31;
         issued and outstanding 6,228,035 shares - June 30                            622,870          622,804
Additional paid-in capital                                                         46,995,257       49,016,992
Unearned ESOP shares                                                               (3,214,900)      (3,444,540)
Retained earnings, substantially restricted`                                       22,461,583       21,682,950
Accumulated other comprehensive income
         Unrealized appreciation on available-for-sale securities,
         net of income taxes of $2,257,818 and $1,651,429
         at December 31, 1998 and June 30, 1998, respectively                       3,844,393        2,811,892
                                                                                -------------    -------------
                                                                                   70,709,203       70,690,098
Treasury stock, at cost,  - 311,390 shares                                         (4,280,238)            --
                                                                                -------------    -------------
         Total Stockholders' Equity                                                66,428,965       70,690,098
                                                                                -------------    -------------
                                                                                $ 288,437,955    $ 260,042,559
                                                                                =============    =============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997(UNAUDITED)


                                                    Three Months Ending             Six Months Ending
                                                    -------------------             -----------------
                                                   12/31/98        12/31/97       12/31/98        12/31/97
                                                   --------        --------       --------        --------

INTEREST INCOME
Loans                                           $  4,590,813       3,646,258   $  8,974,029       7,097,589
Investment securities                                123,535          96,043        207,981         193,293
Mortgage-backed securities                           318,438         267,442        666,595         565,340
Other                                                150,205         200,551        268,275         293,574
                                                ------------    ------------   ------------    ------------
       Total Interest Income                       5,182,991       4,210,294     10,116,880       8,149,796
                                                ------------    ------------   ------------    ------------

INTEREST EXPENSE
Deposits                                           1,516,084       1,776,873      3,102,268       3,607,586
Federal Home Loan Bank advances                    1,173,633         462,573      2,089,612         820,018
Other borrowed funds                                    --            79,043           --            79,043
                                                ------------    ------------   ------------    ------------
       Total Interest Expense                      2,689,717       2,318,489      5,191,880       4,506,647
                                                                ------------   ------------    ------------
Net Interest Income                                2,493,274       1,891,805      4,925,000       3,643,149
Provision for Loan Losses                             45,000          30,000         90,000          63,352
                                                ------------    ------------   ------------    ------------
Net Interest Income after
       Provision for Loan Losses                   2,448,274       1,861,805      4,835,000       3,579,797
                                                                ------------   ------------    ------------

NONINTEREST INCOME (LOSS)
Service charges                                      221,252         153,730        427,152         274,625
Late charges and other fees                           25,909          28,224         51,297          53,486
Gain on loans, investment
    securities and mortgage-backed securities         28,953          19,240         38,703          57,371
Income (expense) on foreclosed assets                   (820)          2,178         (6,990)          2,086
Other income                                          28,126          35,800         64,166          63,070
                                                ------------    ------------   ------------    ------------
Total Noninterest Income                             303,420         239,172        574,328         450,638
                                                ------------    ------------   ------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits                       711,315         501,791      1,485,160       1,083,065
Occupancy                                            198,175         185,607        372,505         348,863
SAIF deposit insurance premiums                       20,702          23,982         43,076          46,952
Data processing fees                                 128,099         109,990        244,417         197,302
Advertising                                          116,955         101,704        224,851         188,746
Other expense                                        329,857         215,342        544,891         394,251
                                                ------------    ------------   ------------    ------------
       Total Noninterest Expense                   1,505,103       1,138,416      2,914,900       2,259,179
                                                ------------    ------------   ------------    ------------
Income before Income Taxes                         1,246,591         962,561      2,494,428       1,771,256
Provision for Income Taxes                           426,162         367,773        875,896         659,965
                                                ------------    ------------   ------------    ------------
NET INCOME                                           820,429         594,788      1,618,532       1,111,291

OTHER COMPREHENSIVE INCOME
       Unrealized appreciation on available-
            for-sale securities                      919,135         440,321      1,032,501         455,441
                                                ------------    ------------   ------------    ------------
COMPREHENSIVE INCOME                            $  1,739,564    $  1,035,109   $  2,651,033    $  1,566,732
                                                ============    ============   ============    ============

BASIC EARNINGS PER SHARE                        $        .15             n/a   $        .29             n/a
                                                ============    ============   ============    ============
DILUTED EARNINGS PER SHARE                      $        .14             n/a   $        .28             n/a
                                                ============    ============   ============    ============

See Notes to Consolidated Financial Statement

                        GUARANTY FEDERAL BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                                                                     Accumulated
                                                                                                        Other
                                                                                                     Comprehensive
                                                                                                        Income
                                                                                                       Unrealized
                                                                                                      Appreciation
                                          Additional         Unearned                                 on Available-
                                  Common   Paid-In            ESOP         Treasury       Retained      for-Sale
                                   Stock   Capital           Shares          Stock        Earnings    Securities, Net      Total
                               --------   ------------    ------------  ------------    ------------   -------------   ------------
Balance, June 30, 1998         $622,804   $ 49,016,992    ($ 3,444,540)         --      $ 21,682,950    $  2,811,892   $ 70,690,098
Net Income                         --             --              --            --         1,618,532            --        1,618,532
Dividends on common stock,
($0.16 per share)                  --             --              --            --          (839,899)           --         (839,899)
Dividends on RRP stock             --            7,500            --            --              --              --            7,500
Recognition and Retention Plan
   (RRP) expense &
    Restricted Stock
    Plan (RSP) expense             --          263,534            --            --              --              --          263,534
Stock options exercised              66          3,925            --            --              --              --            3,991
RSP stock purchased                --       (2,373,065)           --            --              --              --       (2,373,065)
Treasury stock purchased           --             --              --      (4,280,238)           --              --       (4,280,238)
Release of ESOP shares             --           52,817         229,640          --              --              --          282,457
Tax benefit of RRP/RSP shares      --           23,554            --            --              --              --           23,554
Change in unrealized
   appreciation on
   available-for-sale
   securities, net of
   income taxes of $606,389        --             --              --            --              --         1,032,501      1,032,501
                               --------   ------------    ------------  ------------    ------------   -------------   ------------
Balance, December 31, 1998     $622,870   $ 46,995,257    ($ 3,214,900) ($ 4,280,238)   $ 22,461,583   $   3,844,393   $ 66,428,965
                               ========   ============    ============  ============    ============   =============   ============


                        GUARANTY FEDERAL BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                       Comprehensive
                                                                                                         Income
                                                                                                        Unrealized
                                                                                                       Appreciation
                                                          Additional     Unearned                      on Available-
                                           Common           Paid-In        ESOP           Retained       for-Sale
                                            Stock           Capital       Shares          Earnings    Securities, Net    Total
                                        ------------    ------------   ------------    ------------    ------------   -----------
Balance, June 30, 1997                  $  3,125,000    $  3,687,356           --      $ 18,620,219    $  2,057,580   $ 27,490,155
Net Income                                      --              --             --         1,111,291            --        1,111,291
Dividends on common stock,
($0.22 per share on 3,125,000 shares)           --              --             --          (687,500)           --         (687,500)
Dividends on RRP stock                          --             5,905           --              --              --            5,905
Recognition and Retention Plan
   (RRP) expense                                --            47,979           --              --              --           47,979
Stock options exercised                         --            18,516           --              --              --           18,516
Transfer from MHC                               --              --             --         1,842,981            --        1,842,981
Stock redeemed and stock issued under
    plan of conversion to stock
    ownership, net                        (2,502,848)     45,170,969     (3,444,540)           --              --       39,223,581
Tax benefit of RRP/RSP shares                   --            32,229           --              --              --           32,229
Change in unrealized appreciation on
   available-for-sale securities, net
   of income taxes of $267,481                  --              --             --              --           455,441        455,441
                                        ------------    ------------   ------------    ------------    ------------   ------------
Balance, December 31, 1997              $    622,152    $ 48,962,954   ($ 3,444,540)   $ 20,886,991    $  2,513,021   $ 69,540,578
                                        ============    ============   ============    ============    ============   ============


                        GUARANTY FEDERAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)


                                                                      1998            1997
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  1,618,532    $  1,111,291
   Items not requiring (providing) cash:
       Deferred income taxes                                          (74,339)         87,606
       Depreciation                                                   200,386         217,149
       Provision for loan losses                                       90,000          63,352
       Gain on loans, investment securities
         and mortgage-backed securities                               (38,703)        (57,371)
       Gain on sale of foreclosed assets                                 (138)           --
       Amortization of deferred income, premiums and discounts         67,416         (21,765)
       RRP/RSP expense                                                263,534          47,979
   Origination of loans held for sale                              (8,443,733)     (4,920,734)
   Proceeds from sale of loans held for sale                        6,011,518       4,511,679
   Changes in:
       Accrued interest receivable                                    (26,059)        (35,437)
       Prepaid expenses and other assets                             (115,443)        (26,361)
       Accounts payable and accrued expenses                          281,199         (41,024)
       Income taxes payable                                          (236,709)        (43,094)
                                                                 ------------    ------------
         Net cash provided by (used in) operating activities         (402,539)        893,270
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                          (25,536,974)    (14,947,877)
   Principal payments on mortgage-backed securities,
       Available-for-sale                                             737,963            --
   Principal payments on mortgage-backed securities,
       held-to-maturity                                             2,290,661       1,693,448
   Purchase of premises and equipment                                 (52,326)       (259,788)
   Purchase of available-for-sale securities                         (394,554)           --
   Proceeds from maturities or calls of
       held-to-maturity securities                                  1,144,371       2,044,433
   Purchase of FHLB stock                                          (1,837,300)           --
   Proceeds from sale of foreclosed assets                            302,562            --
   Capitalized costs on foreclosed assets                                 322            --
                                                                 ------------    ------------
Net cash used in investing activities                             (23,345,275)    (11,469,784)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Tax benefit of vested RRP shares                                    23,554          32,229
   Proceeds from sale of common stock, net                               --        42,668,120
   Release of ESOP shares                                             282,457      (3,444,540)
   Stock options exercised                                              3,991          18,516
   Cash dividends paid                                               (839,899)       (687,500)
   Cash dividends received on RRP Stock                                 7,500           5,905
   Net increase in demand deposits,
       NOW accounts and savings accounts                            4,924,655       5,384,078
   Net decrease in certificates of deposit                         (9,090,475)    (12,516,420)
   Proceeds from FHLB advances                                     40,302,500      30,000,000
   Repayments of FHLB advances                                     (3,555,540)    (33,019,918)
   Advances from borrowers for taxes and insurance                   (501,151)       (463,393)
   RSP stock purchased                                             (2,373,065)           --
   Treasury stock purchased                                        (4,280,238)           --
                                                                 ------------    ------------
       Net cash provided by financing activities                   24,904,289      27,977,077
                                                                 ------------    ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                              1,156,475      17,400,563
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      7,304,923       3,817,351
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  8,461,398    $ 21,217,914
                                                                 ============    ============


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Conversion, Reorganization and Stock Issuance
         ---------------------------------------------

     On December 30, 1997, Guaranty Federal Bancshares, Inc. completed the conversion from a federally chartered mutual holding company, (formerly Guaranty Federal Bancshares, M. H. C.) to a Delaware-chartered stock corporation. Stockholders' equity increased to $69.5 million primarily due to the conversion in which Guaranty Federal Bancshares, Inc. exchanged 1,880,710 shares of its common stock for all the Bank's common stock not held by Guaranty Federal Bancshares, M. H. C. This exchange ratio was 1.931. In addition 4,340,812 shares at $10.00 per share were sold in the stock offering, including 344,454 shares to the employee stock ownership plan ( the "ESOP"). Total shares of common stock outstanding following the offering and exchange was 6,221,522.

     In April 1995 Guaranty Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association into a federal mutual holding company, Guaranty Federal Bancshares,
M. H. C. (the "MHC"). As part of the reorganization, the Association incorporated a de novo federally chartered stock savings bank, Guaranty Federal Savings Bank (the "Bank") and transferred most of its assets and all its liabilities to the Bank. The Bank issued 3,125,000 shares of its common stock (par value $1.00) of which 972,365 shares were sold to parties other than the MHC, thus creating a minority ownership interest in the Bank. The shares had an initial public offering price of $8 per share, resulting in gross sales proceeds of $7,778,920. Costs related to the stock issuance of $654,388 were applied to reduce the gross proceeds. Also $100,000 was transferred to the MHC for the initial capitalization in connection with reorganization.

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

                        GUARANTY FEDERAL BANCSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2:  Basis of Presentation, continued
         --------------------------------

           Operating results for the three-month and six-month periods ended December 31, 1998 and 1997, are not necessarily indicative of the results that may be expected for the full year. The Company engaged in no significant business activity other than formation activities prior to December 30, 1997. Between December 30, 1997 and December 31, 1998, the company engaged in no significant business activity other than ownership of the common stock of the Bank. Accordingly, all consolidated financial statements for periods prior to December 30, 1997, relate solely to the Bank and Guaranty Financial Services, Inc. of Springfield, a wholly owned subsidiary of the Bank.

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

Note 4:  Earnings Per Share
         ------------------

         As more fully described in the preceding Notes, the Company had no operations prior to December 30, 1997 and earnings per share information for the common stock of the Company for the three months and six months ended December 31, 1997 has not been presented because the information is not available or would not be meaningful.

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4:  Earnings Per Share, continued

                                                  Three months ended                      Six months ended
                                                  December 31, 1998                       December 31, 1998
                                                  -----------------                       -----------------
                                            Income      Shares  Per-share     Income       Shares    Per-share
                                            ------      ------  ---------     ------       ------    ---------
Basic EPS
Income available to common stockholders    $820,429    5,572,548   $0.15    $1,618,532    5,628,249     $0.29
                                                                   =====                                =====

Effect of Dilutive Securities
Stock Options                                             66,226                             68,289
Income available to common stockholders    $820,429    5,638,774   $0.14    $1,618,532    5,696,538     $0.28
                                           ========    =========   =====    ==========    =========     =====

         Options to purchase 5,000 shares and 436,347 shares of common stock at $12.63 per share and $13.44 per share, respectively were outstanding during the three months and six months ended December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 5:  Benefit Plans
         -------------

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve the 1998 Restricted Stock Plan (" RSP") and 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of December 31, 1998, all of the RRP and RSP shares have been purchased and all except 9,338 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect RRP and RSP expense of $263,534 and $47,979 for the six month periods ended December 31, 1998 and 1997, respectively. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of December 31, 1998, all options except those on 33,995 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At December 31, 1998, there were 577,393 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 200,351 RRP and RSP shares were unvested.

Note 6:  New Accounting Pronouncements
         -----------------------------

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

                        GUARANTY FEDERAL BANCSHARES, INC

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

         The accompanying Consolidated Financial Statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), and all accounts of its wholly owned subsidiary, Guaranty Federal Savings Bank (the "Bank") and all accounts of the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at December 31, 1998, and the results of operations for the three and six months ended December 31, 1998 and 1997.

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

                        GUARANTY FEDERAL BANCSHARES, INC

Financial Condition
-------------------

         The  Bank's  total  assets  increased   $28,395,396,   or  10.9%,  from
$260,042,559 as of June 30, 1998, to $288,437,955 as of December 31, 1998.

         Cash  and  cash  equivalents  increased   $1,156,475,   or  15.8%  from
$7,304,923 as of June 30, 1998, to $8,461,398 as of December 31, 1998.

         Securities available-for-sale increased $2,038,967, or 42.8% from $4,765,021 as of June 30, 1998, to $6,803,988 as of December 31, 1998, this is primarily due to the increase in value of Federal Home Loan Corporation ("FHLMC") stock. The Bank continues to hold 96,000 shares of FHLMC stock with a amortized cost of $94,000 in the available-for-sale category. As of December 31, 1998, the gross unrealized gain on the stock was $6,092,000 an increase from $4,424,000 as of June 30, 1998. Securities held-to-maturity decreased due to principal repayments, by $1,186,138, or 13.3%, from $8,922,389 as of June 30, 1998 to $7,736,251 as of December 31, 1998.

         Mortgage-backed securities, held-to-maturity, decreased $2,290,661, or 19.2%, from $11,948,654 as of June 30, 1998, to $9,657,993, as of December 31,
1998. The decrease is attributable to prepayments received on various pools of mortgage-backed securities during the three months ending December 31, 1998. Mortgage-backed securities, available-for-sale, decreased $755,810, or 8.3% from $9,055,658 as if June 30, 1998, to $8,299,848 as of December 31, 1998. The
decrease is attributable to a decrease in the market value of these securities during this period, as well as prepayments.

         Net loans receivable increased by $25,385,667, or 12.4%, from $205,414,561, as of June 30, 1998, to $230,800,228, as of December 31, 1998, and
loans held-for-sale increased by $2,470,918, or 306.9%, from $805,183 as of June 30, 1998 to $3,276,101 as of December 31, 1998. Growth consisted primarily of loans secured by both owner and non-owner occupied residential real estate, which increased by $23,472,000. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned assets growth.

         Allowance for loan losses increased $98,489 or 4.5% from $2,191,557 as of June 30, 1998, to $2,290,046 as of December 31, 1998. The allowance increased due to an increase in the provision for loan losses, as well as experiencing recoveries in excess of charge-offs for the period. The allowance for loan losses as of December 31, 1998 and June 30, 1998 was 1.0%, and 1.1% respectively, of net loans outstanding. As of December 31, 1998, the allowance for loan losses was 231.8% of nonperforming loans versus 216.6% as of June 30, 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

         Fair value of foreclosed assets held-for-sale decreased $254,764 or 89.1% from $286,000 as of June 30, 1998, to $31,236 as of December 31, 1998.
This decrease was due to the sale of three duplexes and a partially constructed single-family residence. These properties were sold at their book value.

         Premises and equipment decreased $148,060, or 2.0%, from $7,432,971 as of June 30, 1998, to $7,284,911 as of December 31, 1998, primarily due to the depreciation recorded for the period ended December 31, 1998.

         Deposits decreased $4,165,820, or 3.0%, from $140,975,336 as of June 30, 1998, to $136,809,516 as of December 31, 1998. For the six months ending December 31, 1998, checking and passbook accounts increased by $4,924,655, or 13.4%, while certificates of deposits decreased by $9,090,475, or 8.7%. The majority of this increase in checking and passbook accounts can be attributed to an aggressive marketing campaign initiated in early 1997 designed to attract checking deposit customers. The decrease in certificates of deposit can be attributed to management's decision to allow high cost certificates of deposit accounts to run off and replace these funds with FHLB advances at an overall lower marginal cost.

         As a result of the decrease in deposits, and the continued increase in loan demand, FHLB advances increased $36,746,960 or 81.5%, from $45,081,028 as of June 30, 1998, to $81,827,988 as of December 31, 1998. As of December 31, 1998, the Bank had the ability to borrow an additional $67.9 million from the FHLB.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $4,261,133, or 6.0%, from $70,690,098 as of June 30, 1998, to $66,428,965 as of December 31, 1998. This decrease was due to several factors. In connection with the RSP, $2,373,065 was contributed to purchase 173,632 shares of Company stock, which was accounted for as a reduction of stockholders' equity. In addition, a total of 311,290 shares of treasury stock were purchased in the open market at a cost of $4,280,238. Finally, dividends in the amount of $839,899 ($0.16 per share) were declared as discussed above. On a per share basis, stockholders' equity decreased from $12.01 as of June 30, 1998 to $11.87 as of December 31, 1998.

                        GUARANTY FEDERAL BANCSHARES, INC

Analysis of core earnings

          The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, MBSs and debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense and income taxes.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.



                                       Six months ended                        Six months ended
                                       December 31, 1998                      December 31, 1997
                                       -----------------                      -----------------
                                Average                 Yield/         Average                  Yield/
                                Balance    Interest     Cost           Balance     Interest     Cost
                                -------    --------     ----           -------     --------     ----

ASSETS
Interest-earning:
Loans                          $222,614    $8,974         8.06%       $166,163      $7,098       8.54%
Investment securities             8,422       208         4.39%          6,575         193       5.30%
Mortgage-backed Securities       19,595       667         6.80%         14,901         565       7.59%
Other assets                     13,208       268         2.91%         12,792         294       2.77%
                               --------    ------         -----         ------      ------       -----
Total interest-earning          263,839    10,117         7.67%        200,431       8,150       8.13%
Noninterest-earning               7,468                                  6,557
                               --------                                -------
                               $271,307                               $206,988
                               ========                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                 $8,371       110         2.63%         $8,883         124       2.79%
Transaction accounts             26,892       378         2.81%         20,602         301       2.92%
Certificates of Deposit          96,884     2,614         5.40%        114,361       3,182       5.57%
FHLB Advances                    69,274     2,090         6.03%         26,797         820       6.12%
Other Borrowed Funds                 --        --            --          5,747          79       2.75%
                               --------    ------       -------        -------      ------      ------
Total interest-bearing          201,421     5,192         5.16%        176,390       4,507       5.11%
Noninterest-bearing               3,618                                  2,503
                               --------                                -------
Total liabilities               205,039                                178,893
Stockholders' equity             66,268                                 28,095
                               --------                                -------
                               $271,307                               $206,988
                               ========                               ========
Net earning balance            $ 62,418                                $ 24,041
                               ========                                =========
Earning yield less costing rate                           2.51%                                  3.02%
                                                          ====                                   ====
Net interest income, and
     net yield spread on
     interest earning assets               $4,925         3.73%                     $3,643       3.64%
                                           ======       =======                     ======      ======
Ratio on interest-earning assets to
     interest-bearing liabilities             131%                                    114%
                                              ====                                    ===


                        GUARANTY FEDERAL BANCSHARES, INC.

              Results of Operations - Comparison of Three Month and
               Six Month Periods Ended December 31, 1998 and 1997

         Net income for the three months and six months ended December 31, 1998 was $820,429 and $1,618,532, as compared to $594,788 and $1,111,291 for the three months and six months ended December 31, 1997 which represents an increase in earnings of $225,641 or 37.9% for the three month period, and a increase in earnings of $507,241 or 45.6% for the six month period.

Interest Income
---------------

         Total interest income for the three months and six months ended December 31, 1998, increased $972,697 or 23.1% and $1,967,084 or 24.1% as compared to the three months and six months ended December 31, 1997. For the six month period ended December 31, 1998 compared to the same period in 1997, the average yield on interest earning assets decreased 46 basis points to 7.67%, while the average balance of interest earnings assets increased $63,400,000 over the same period one year ago.

Interest Expense
----------------

         Total interest expense for the three months and six months ended December 31, 1998, increased $371,228 or 16.0% and $685,233 or 15.2% when compared to the three months and six months ended December 31, 1997. For the six month period ended December 31, 1998, the average cost of interest bearing liabilities increased 5 basis points to 5.16% while the average balance increased $25,031,000, when compared to the same period in 1997.

Net Interest Income
-------------------

         Net interest income for the three months and six months ended December 31, 1998, increased $601,469, or 31.8% and $1,281,851, or 35.2% when compared to the same period in 1997. The increase in net interest income for the six months ended December 31, 1998 was the result of a $38,377,000 increase in average net interest earnings assets offset by a 51 basis point decrease in net interest margin compared to the same period in 1997. This increase in net interest earning assets was primarily due to the inflow of cash from the stock conversion, which was converted to interest earning assets, primarily in the form of loans originated by the Bank. This resulted in an increase in net interest income for the six month period ended December 31, 1998 even though the yield on interest earning assets decreased by 46 basis points, compared to an increase of 6 basis points on interest bearing liabilities, when compared to the same period in 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

Provision for Loan Losses
-------------------------

         Based  primarily  on  the  continued   growth  of  the  loan  portfolio
management decided to increase the allowance for loan loss reserve through a provision for loan loss of $45,000 and $90,000 for the three months and six months ended December 31, 1998, respectively, compared to $30,000 and $63,352 for the same period in 1997. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income increased $64,248, or 26.9% and $123,690, or 27.4% for the three months and six months ended December 31, 1998, when compared to the three months and six months ended December 31, 1997. The increase was primarily due to a increase in checking account service charges, which increased $67,522 or 43.9% and $152,527 or 55.5% for the three months and six months ended December 31, 1998, when compared to the same period in 1997.

Noninterest Expense
-------------------

         Noninterest expense increased $366,687, or 32.2% for the three months ended December 31, 1998, and increased $655,721, or 29.0% for the six month period ending December 31, 1998 when compared to the three months and six months ended December 31, 1997. In general this increase can be attributed to the overall increase in accounts served, in addition to the added costs associated with the ESOP and RSP that were formed in connection with the conversion.

         Salaries and employee benefits increased $209,524, or 41.8% for the three months ended December 31, 1998, and increased $402,095, or 37.1% for the six months ended December 31, 1998, when compared to the same period in 1997. This included an increase in RRP/RSP expense of $77,233, or 374.0% for the three months ended December 31, 1998, and an increase of $161,978, or 549.6% for the six months ended December 31, 1998, when compared to the same period in 1997, as well as the addition of $65,896 for the three months ended December 31, 1998, and $136,306 for the six months ended December 31, 1998, for the ESOP expense. There was no ESOP expense for the same period in 1997.

                        GUARANTY FEDERAL BANCSHARES, INC

------------------------------

         Advertising expense increased $15,251, or 15.0% for the three months ended December 31, 1998, and increased $36,105, or 19.1% for the six months ended December 31, 1998, when compared to the same period in 1997. The primary reason for this increase was the additional expense in connection with the marketing campaign designed to attract checking accounts.

         Data processing fees increased $18,109, or 16.5%, for the three months ended December 31, 1998, and increased $47,115, or 23.9% for the six months ended December 31, 1998, when compared to the same period in 1997. These increases in data processing were primarily due to the increases in accounts serviced and the volume of transactions handled.

Provision for Income Taxes
--------------------------

         There was a $58,389 and $215,931 increase in the provision for income taxes for the three months and six months ended December 31, 1998, as compared to the same period in 1997. This increase was due to the increase in before tax income for the three months and six months ended December 31, 1998, compared to the same period in 1997.

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of December 31, 1998, was $2,290,046 or 1.0% of loans receivable. Total assets classified as substandard or loss as of December 31, 1998, were $1,345,671 or 0.5% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                        GUARANTY FEDERAL BANCSHARES, INC.

Nonperforming Assets, continued
-------------------------------

                                                   12/31/98         6/30/98            6/30/97
                                                            (Dollars In Thousands)
   Nonperforming loans                           $      988      $     1,012         $     1,257
   Real estate acquired in
   settlement of loans                                   31              286                 210
                                                 ----------      -----------            --------

   Total Nonperforming Assets                     $   1,019      $     1,298          $    1,467
                                                   ========       ==========           =========
   Total Nonperforming Assets
   as a Percentage of Total
   Assets                                              0.35%            0.50%                .74%
   Allowance for loan losses                      $   2,290      $     2,191          $    2,177
   Allowance for loan losses as a
   Percentage of average loans, net                    1.03%            1.24%               1.49%

Asset/Liability Management
--------------------------

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

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1998, ARMs constituted 71.0% of the Bank's mortgage loan portfolio. However during the first and second quarter of fiscal year 1999, the general level of long-term interest rates dropped and borrowers opted for fixed rate mortgages. As of December 31, 1998, ARMs represent 61.6% of the loan portfolio. Of the ARMs originated during the first and second quarter of fiscal year 1999, borrowers preferred initial fixed rate periods of three or five years. In response to this shift in customer preference, the Bank has continued a program of borrowing longer-term funds from the FHLB.

                       GUARANTY FEDERAL BANCSHARES, INC..

         The Bank is also managing interest rate risk by the origination of construction loans. As of December 31, 1998, such loans made up 9.5% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1998, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $36,855,202 or 26.1% of its total deposits. As of December 31, 1998, these accounts totaled $41,779,857 or 29.6% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

                        GUARANTY FEDERAL BANCSHARES, INC.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of September 30, 1998 (the most recent available), OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, 300, and 400 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

                  Estimated Net Portfolio Value          NPV as % of PV Assets
BP Change         -----------------------------          ---------------------
 in Rates        $ Amount      $ Change  % Change        NPV Ratio  BP Change
--------------   --------      --------  --------        ---------  ---------

+400 bp          $ 53,455      $ (1,793)    -3%            20.6%       +80 bp
+300               55,548           300     +1%            21.0%      +114 bp
+200               56,722         1,474     +3%            21.0%      +116 bp
+100               56,616         1,368     +2%            20.6%       +78 bp
NC                 55,248                                  19.8%
-100               52,607        (2,641)    -5%            18.7%      -115 bp
-200               49,805        (5,443)   -10%            17.5%      -237 bp
-300               47,113        (8,135)   -15%            16.3%      -355 bp
-400               44,176       (11,072)   -20%            15.0%      -481 bp

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

                        GUARANTY FEDERAL BANCSHARES, INC.

---------------------------------------------

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

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1998, the Bank's liquidity ratio was 23.4%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of December 31, 1998, the Bank had approximately $4,382,000 in commitments to originate mortgage loans and $13,375,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                        GUARANTY FEDERAL BANCSHARES, INC.

Impact of Year 2000
-------------------

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

         Our own computers. The Bank expects to spend approximately $205,000 ($111,000 for hardware, $74,000 for software and $20,000 in consulting fees) through June 30, 1999 to upgrade our computer systems. These upgrades are expected to eliminate the Year 2000 risk in our computers. We do not expect to have material costs to address this risk area after June30, 1999. As of December31, 1998, the Bank has spent approximately $55,000 ($41,200 for hardware, $10,000 for software, and $3,800 for consultants) to fix Year 2000 problems. We expect to be Year 2000 compliant in this risk area by June 30, 1999.

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

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

         Contingency Plan. The Bank is monitoring our service bureau to evaluate whether our data processing system achieve compliance. We are serving as a "proxy" Year 2000 test site for other financial institutions on the same system. Such tests were completed on October 31, 1998. Currently we are reviewing the results of our testing, Upon completion of this step we will develop a contingency plan including a range of alternatives depending on the results of the tests. The alternatives could range from shifting to a compliant system to back-up for unforeseen contingencies on our current system. We currently utilize many spreadsheet programs to compute and store data. Should our core system fail, we will rely on paper reports generated prior to the failure by our service bureau, as well as enter deposit and loan transactions in spreadsheets in order to conduct business until the core system is corrected. If this labor-intensive approach is necessary, management and our employees will become much less efficient. However, we believe that we would be able to operate in this manner until our existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus are operating in the year 2000, our replacement costs, assuming we could negotiate an agreement, could be material.

         This discussion of the impact of the Year 2000 is a Year 2000 readiness disclosure within the meaning of the Year 2000 Readiness and Disclosure Act.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                     PART II

Item 1.  Legal Proceedings
-------  -----------------

         None.

Item 2.  Changes in Securities
-------  ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders
-------  ----------------------------------------------------

         The annual meeting of stockholders of the registrant was held on October 28, 1998. At the meeting the stockholders elected Jack L. Barham, James
E. Haseltine and Raymond Tripp to three-year terms as director of the Savings Bank, while Gary Lipscomb, George Hall, Ivy Rogers and Wayne V. Barnes continue to serve as directors. Also at that meeting, Baird, Kurtz & Dobson was ratified as Independent Certified Public Accountant. These same entities serve in identical capacities for the subsidiary bank of the registrant.

The results of voting are shown for each matter considered.

Director election:

Nominee                 votes for   votes withheld

Jack Barham             5,280,321      46,634

James Haseltine         5,280,564      46,391

Raymond Tripp           5,276,708      50,247

Auditor ratification:

votes for               5,293,681

votes against              27,035

abstentions                 6,239

Item 5.  Other Information
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

                        Guaranty Federal Bancshares, Inc.



                    Signatures                                      Date

              \S\  James E. Haseltine                        February 12, 1999
-----------------------------------------------------       --------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



                \S\  Bruce Winston                            February 12, 1999
-----------------------------------------------------       --------------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)