Form 10-Q
period 1999-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 1999-05-17
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999
                                            --------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   43-1792717
--------                                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1341 West Battlefield
Springfield, Missouri                                          65807
----------------------------------------                  ----------------
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

                  Yes   X                                     No
                      -----                                      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                       Outstanding at May 14, 1999
-----                                       ---------------------------

Common Stock, Par Value $0.10                    5,638,648 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                      Page
----                                                                      ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statements (Unaudited)
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

PART I

Item 1.  Financial Statements
         --------------------
                        GUARANTY FEDERAL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  March 31, 1999 (UNAUDITED) AND JUNE 30, 1998

                                     ASSETS
                                     ------

                                                                                March 31,         June 30,
                                                                                  1999              1998
                                                                              -------------    -------------
                                                                                          (Unaudited)
Cash                                                                          $   1,245,430          846,691
Interest-bearing deposits in other financial institutions                         6,457,317        6,458,232
                                                                              -------------    -------------
         Cash and cash equivalents                                                7,702,747        7,304,923

Available-for-sale securities                                                     6,193,832        4,765,021
Held-to-maturity securities                                                       7,529,958        8,922,389
Mortgage-backed securities, held-to-maturity                                      4,424,109       11,948,654
Mortgage-backed securities, available-for-sale                                    8,772,108        9,055,658
Mortgage loans held for sale                                                      1,444,598          805,183
Loans receivable, net                                                           245,407,643      205,414,561
Accrued interest receivable
         Loans                                                                    1,329,861        1,188,162
         Investments                                                                135,758          252,865
         Mortgage-backed securities                                                 105,860          163,117
Prepaid expenses and other assets                                                 4,964,158        2,503,055
Foreclosed assets held for sale                                                       2,500          286,000
Premises and equipment                                                            7,436,113        7,432,971
                                                                              -------------    -------------
                                                                              $ 295,449,245      260,042,559
                                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
Deposits                                                                      $ 137,305,983      140,975,336
Federal Home Loan Bank advances                                                  90,228,371       45,081,028
Advances from borrowers for taxes and insurance                                     789,938          870,476
Accrued expenses and other liabilities                                            1,428,229          513,943
Accrued interest payable                                                            500,504          256,975
Income taxes payable                                                                501,670
                                                                                                     417,532
Deferred income taxes                                                             1,491,911        1,237,171
                                                                              -------------    -------------
         Total Liabilities                                                      232,246,606      189,352,461
                                                                              -------------    -------------
STOCKHOLDERS' EQUITY
Capital Stock
        Common stock, $0.10 par value; authorized 10,000,000 shares;
        issued 6,242,888 shares - March 31;
         6,228,035 shares - June 30                                                 624,289          622,804
Additional paid-in capital                                                       47,215,113       49,016,992
Unearned ESOP shares                                                             (3,157,490)      (3,444,540)
Retained earnings, substantially restricted`                                     22,320,036       21,682,950
Accumulated other comprehensive income
         Unrealized appreciation on available-for-sale securities,
         net of income taxes of $1,992,692 and $1,651,429
         at March  31, 1999 and June 30, 1998, respectively                       3,392,962        2,811,892
                                                                              -------------    -------------
                                                                                 70,394,910       70,690,098
Treasury stock, at cost,  - 559,340 shares                                       (7,192,271)            --
                                                                              -------------    -------------
         Total Stockholders' Equity                                              63,202,639       70,690,098
                                                                              -------------    -------------
                                                                              $ 295,449,245      260,042,559
                                                                              =============    =============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998(UNAUDITED)

                                                    Three Months Ending            Nine Months Ending
                                                    -------------------            ------------------
                                                   3/31/99      3/31/98          3/31/99       3/31/98
                                                   -------      -------          -------       -------
INTEREST INCOME
Loans                                            $ 4,689,386    3,696,895       13,663,415    10,794,484
Investment securities                                151,586       95,928          359,567       289,221
Mortgage-backed securities                           264,899      242,033          931,494       807,373
Other                                                139,829      348,943          408,104       642,517
                                                 ----------- ------------      -----------  ------------
       Total Interest Income                       5,245,700    4,383,799       15,362,580    12,533,595
                                                 -----------  -----------      -----------    ----------

INTEREST EXPENSE
Deposits                                           1,433,321    1,688,787        4,535,589     5,296,373
Federal Home Loan Bank advances                    1,239,382      339,326        3,328,994     1,159,344
Other borrowed funds                                      --           --               --        79,043
                                                 -----------   ----------        ---------    ----------
       Total Interest Expense                      2,672,703    2,028,113        7,864,583     6,534,760
                                                 -----------   ----------        ---------    ----------
Net Interest Income                                2,572,997    2,355,686        7,497,997     5,998,835
Provision for Loan Losses                             45,000       30,000          135,000        93,352
                                                 -----------   ----------        ---------    ----------
Net Interest Income after
       Provision for Loan Losses                  2,527,997     2,325,686        7,362,997     5,905,483
                                                 ----------    ----------        ---------     ---------

NONINTEREST INCOME (LOSS)
Service charges                                      199,084      150,430          626,236       425,055
Late charges and other fees                           32,570       28,224           83,867        81,710
Gain on loans, investment
    securities and mortgage-backed securities          8,535       12,295           47,238        69,666
Income (expense) on foreclosed assets                 (4,291)       8,525          (11,281)       10,611
Other income                                          34,884       53,001           99,050       116,071
Total Noninterest Income                             270,782      252,475          845,110       703,113
                                                  ----------   ----------        ---------     ---------

NONINTEREST EXPENSE
Salaries and employee benefits                       802,633      587,781        2,287,793     1,658,897
Occupancy                                            205,476      202,054          577,981       550,917
SAIF deposit insurance premiums                       20,783       23,164           63,859        70,116
Data processing fees                                 132,873      105,547          377,290       302,849
Advertising                                          107,916      108,300          332,767       297,046
Other expense                                        246,927      218,634          791,818       624,834
                                                 ----------    ----------        ---------     ---------
       Total Noninterest Expense                   1,516,608    1,245,480        4,431,508     3,504,659
                                                 ----------    ----------        ---------     ---------
Income before Income Taxes                         1,282,171    1,332,681        3,776,599     3,103,937
Provision for Income Taxes                           458,548      489,438        1,334,444     1,149,403
                                                 -----------   ----------        ---------     ---------
NET INCOME                                           823,623      843,243        2,442,155     1,954,534

OTHER COMPREHENSIVE INCOME
       Unrealized appreciation (depreciation)
          on available-for-sale securities          (451,431)     331,504          581,070       786,945
                                                 -----------   ----------        ---------     ---------
COMPREHENSIVE INCOME                             $   372,192    1,174,747        3,023,225     2,741,479
                                                 ===========  ===========        =========     =========

BASIC EARNINGS PER SHARE                         $       .15          .14              .44           n/a
                                                 ===========  ===========        =========     =========
DILUTED EARNINGS PER SHARE                       $       .15          .14              .43           n/a
                                                 ===========  ===========        =========     =========


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

                                                                               Accumulated
                                                                                  Other
                                                                              Comprehensive
                                                                                 Income
                                                                              ---------------
                                                                               Unrealized
                                                                               Appreciation
                                                      Additional     Unearned  on Available-
                                            Common      Paid-In        ESOP      for-Sale        Retained     Treasury
                                             Stock      Capital       Shares  Securities, Net    Earnings       Stock      Total
                                             -----      -------       ------  ---------------    --------       -----      -----

Balance, June 30, 1998                    $ 622,804   49,016,992   (3,444,540)   2,811,892     21,682,950           --   70,690,098
Net Income                                       --           --           --           --      2,442,155           --    2,442,155
Dividends on common stock,
($0.34 per share)                                --           --           --           --     (1,805,069)          --   (1,805,069)
Dividends on RRP stock                           --        7,500           --           --             --           --        7,500
Recognition and Retention Plan
   (RRP) expense & Restricted Stock
     Plan (RSP) expense                          --      389,338           --           --             --           --      389,338
Stock options exercised                       1,485       87,930           --           --             --           --       89,415
RSP stock purchased                              --   (2,373,065)          --           --             --           --   (2,373,065)
Treasury stock purchased                         --           --           --           --             --   (7,192,271)  (7,192,271)
Release of ESOP shares                           --       62,864      287,050           --             --           --      349,914
Tax benefit of RRP/RSP shares                    --       23,554           --           --             --           --       23,554
Change in unrealized appreciation on
   available-for-sale securities, net of
    income taxes of $341,263                     --           --           --      581,070             --           --      581,070
                                          ---------   ----------  -----------  -----------    -----------   ----------  -----------
Balance, March 31, 1999                   $ 624,289   47,215,113   (3,157,490)   3,392,962     22,320,036   (7,192,271)  63,202,639
                                          =========   ==========  ===========  ===========    ===========   ==========  ===========

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

                                                                                                   Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                                                                                     Income
                                                                                                  ---------------
                                                                                                    Unrealized
                                                                                                   Appreciation
                                                        Additional    Unearned                     on Available-
                                              Common      Paid-In       ESOP       Retained          for-Sale
                                               Stock      Capital      Shares      Earnings       Securities, Net        Total
                                               -----      -------      ------      --------       ---------------        -----

Balance, June 30, 1997                     $3,125,000    3,687,356          --    18,620,219        2,057,580        27,490,155
Net Income                                         --           --          --     1,954,534               --         1,954,534
Dividends on common stock,
($0.22 per share on 3,125,000 shares
     and $.15 per share on 6,225,610 shares)       --           --          --    (1,621,372)              --        (1,621,372)
Dividends on RRP stock                             --        8,704          --            --               --             8,704
Recognition and Retention Plan
   (RRP) expense                                   --       74,470          --            --               --            74,470
Stock options exercised                           450       43,922          --            --               --            44,372
Transfer from MHC                                  --           --          --     1,842,982               --         1,842,982
Stock redeemed and stock issued under
    plan of conversion to stock
    ownership, net                         (2,502,868)  43,130,922  (3,444,540)           --               --        39,183,514
Tax benefit of RRP/RSP shares                      --       32,229          --            --               --            32,229
Change in unrealized appreciation on
   available-for-sale securities, net of
    income taxes of $462,174                       --           --          --            --          786,945           786,945
                                           ----------   ----------  ----------    ----------        ---------       -----------
Balance, March 31, 1998                   $   622,582   48,977,603  (3,444,540)   20,796,363        2,844,525        69,796,533
                                           ==========  ===========  ===========   ==========        =========       ===========


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED MARCH 31, 1999 AND 1998(UNAUDITED)

                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $ 2,442,155        1,954,534
   Items not requiring (providing) cash:
       Deferred income taxes                                                 (86,523)          51,504
       Depreciation                                                          315,209          331,393
       Provision for loan losses                                             135,000           93,352
       Gain on loans, investment securities
         and mortgage-backed securities                                      (47,238)         (69,666)
       Loss on sale of foreclosed assets                                       3,295               --
       Amortization of deferred income, premiums and discounts                66,695           79,965
       RRP/ RSP expense                                                      389,338           74,470
   Origination of loans held for sale                                     (8,213,377)      (5,686,116)
   Proceeds from sale of loans held for sale                               7,621,200        5,743,616
   Changes in:
       Accrued interest receivable                                            32,665          (81,792)
       Prepaid expenses and other assets                                    (203,703)         (81,657)
       Accounts payable and accrued expenses                                 192,645        1,095,043
       Income taxes payable                                                  107,692          194,626
                                                                         -----------      -----------
         Net cash provided by operating activities                         2,755,053        3,699,272
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                 (40,182,514)     (32,420,629)
   Principal payments on mortgage-backed securities,
       available-for-sale                                                  4,585,363               --
   Principal payments on mortgage-backed securities,
       held-to-maturity                                                    3,217,266        2,925,359
   Purchase of premises and equipment                                       (318,351)        (317,833)
   Purchase of available-for-sale securities                                (501,561)              --
   Purchase of held-to-maturity securities                                        --       (4,855,431)
       Proceeds from maturities or calls of
       held-to-maturity investments                                        1,330,235        4,259,673
   Purchase of FHLB stock                                                 (2,257,400)
   Proceeds from sale of foreclosed assets                                   330,641           14,000
   Capitalized costs on foreclosed assets                                         46               --
                                                                         -----------      -----------
Net cash used in investing activities                                    (33,796,275)     (30,394,861)
                                                                         ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net                                        --       42,628,054
   Unearned ESOP shares                                                      349,914       (3,444,540)
   Stock options exercised                                                    89,415           44,372
   Cash dividends paid                                                      (839,899)      (1,621,372)
   Cash dividends received on RRP stock                                        7,500            8,704
   Net increase in demand deposits,
       NOW accounts and savings accounts                                   6,493,972        8,044,921
   Net decrease in certificates of deposit                               (10,163,325)     (14,345,968)
Proceeds from FHLB advances                                               49,092,500       43,750,000
   Repayments of FHLB advances                                            (3,945,157)     (34,039,638)
   Advances from borrowers for taxes and insurance                           (80,538)        (128,803)
   RSP stock purchased                                                    (2,373,065)              --
   Treasury stock purchased                                               (7,192,271)              --
                                                                         -----------      -----------
     Net cash provided by financing activities                            31,439,046       40,895,730
                                                                         -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                        397,824       14,200,141

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,304,923        3,817,351
                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,702,747       18,017,492
                                                                          ==========      ===========

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

                        GUARANTY FEDERAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2:  Basis of Presentation, continued
         --------------------------------

     Operating results for the three-month and nine-month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results that may be expected for the full year. The Company engaged in no significant business activity other than formation activities prior to December 30, 1997. Between December 30, 1997 and March 31, 1999, the company engaged in no significant business activity other than ownership of the common stock of the Bank. Accordingly, all consolidated financial statements for periods prior to December 30, 1997, relate solely to the Bank and Guaranty Financial Services, Inc. of Springfield, a wholly owned subsidiary of the Bank.

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

Note 4:  Earnings Per Share
         ------------------

     As more fully described in the preceding Notes, the Company had no operations prior to December 30, 1997 and earnings per share information for the common stock of the Company for the nine months ended March 31, 1998 has not been presented because the information is not available or would not be meaningful.

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4:  Earnings Per Share, continued
         -----------------------------

                                                Three months ended                Nine months ended
                                                  March 31, 1999                   March  31, 1999
                                           ----------------------------    ---------------------------------
                                             Income   Shares  Per-share      Income      Shares    Per-Share
Basic EPS
Income available to common stockholders    $823,623  5,459,586   $0.15     $2,442,155   5,572,849     $0.44
                                                                 =====                                =====
Effect of Dilutive Securities
Stock Options                                           59,808                             60,618
                                                     ---------                          ---------
Income available to common stockholders    $823,623  5,519,394   $0.15     $2,442,155   5,633,467     $0.43
                                           ========  =========   =====     ==========   =========     =====

     Options to purchase 5,000 shares and 436,347 shares of common stock at $12.63 per share and $13.44 per share, respectively were outstanding during the three months and nine months ended March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 5:  Benefit Plans
         -------------

     On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve the 1998 Restricted Stock Plan (" RSP") and 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of March 31, 1999, all of the RRP and RSP shares have been purchased and all except 9,338 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect RRP and RSP expense of $389,338 and $74,470 for the nine month periods ended March 31, 1999 and 1998, respectively. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of March 31, 1999, all options except those on 34,439 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At March 31, 1998, there were 562,759 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 200,351 RRP and RSP shares were unvested.

Note 6:  New Accounting Pronouncements
         -----------------------------

     During the quarter ending September 30, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a set of financial statements.
                                       10

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

     The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at March 31, 1999, and the results of operations for the three and nine months ended March 31, 1999 and 1998.

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

                        GUARANTY FEDERAL BANCSHARES, INC.

Financial Condition
-------------------

     The Bank's total assets increased $35,406,686, or 13.6%, from $260,042,559 as of June 30, 1998, to $295,449,245 as of March 31, 1999.

     Cash and cash equivalents increased $397,824, or 5.4% from $7,304,923 as of June 30, 1998, to $7,702,747 as of March 31, 1999.

     Securities available-for-sale increased $1,428,811, or 30.0% from $4,765,021 as of June 30, 1998, to $6,193,832 as of March 31, 1999, this is primarily due to the increase in value of Federal Home Loan Corporation ("FHLMC") stock. The Bank continues to hold 96,000 shares of FHLMC stock with a amortized cost of $94,000 in the available-for-sale category. As of March 31, 1999, the gross unrealized gain on the stock was $5,390,000 an increase from $4,424,000 as of June 30, 1998. Securities held-to-maturity decreased due to principal repayments, by $1,392,431, or 15.6%, from $8,922,389 as of June 30, 1998 to $7,529,958 as of March 31, 1999.

     Mortgage-backed securities, held-to-maturity, decreased $7,524,545, or 63.0%, from $11,948,654 as of June 30, 1998, to $4,424,109, as of March 31,
1999. The decrease is attributable to prepayments received on various pools of mortgage-backed securities during the nine months ending March 31, 1999. Mortgage-backed securities, available-for-sale, decreased $283,550, or 3.1% from $9,055,658 as if June 30, 1998, to $8,772,108 of March 31, 1998. The decrease is attributable to a decrease in the market value of these securities during this period, as well as prepayments.

     Net loans receivable increased by $39,993,082, or 19.5%, from $205,414,561, as of June 30, 1998, to $245,407,643, as of March 31, 1999, and loans held-for-sale increased by $639,415, or 79.4%, from $805,183 as of June 30, 1998 to $1,444,598 as of March 31, 1999. Growth consisted primarily of loans secured by both owner and non-owner occupied residential real estate, which increased by $32,326,000. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned assets growth.

     Allowance for loan losses increased $147,852 or 6.7% from $2,191,557 as of June 30, 1998, to $2,339,409 as of March 31, 1999. The allowance increased due to an increase in the provision for loan losses, as well as experiencing recoveries in excess of charge-offs for the period. The allowance for loan losses as of March 31, 1999 and June 30, 1998 was 0.9%, and 1.1% respectively, of net loans outstanding. As of March 31, 1999, the allowance for loan losses was 228.2% of nonperforming loans versus 216.6% as of June 30, 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

     Fair value of foreclosed assets held-for-sale decreased $283,500 or 99.1% from $286,000 as of June 30, 1998, to $2,500 as of March 31, 1999. This decrease is due to the sale of all foreclosed assets held with the exception of one vehicle.

     Premises and equipment increased $3,142, or 0.1%, from $7,432,971 as of June 30, 1998, to $7,436,113 as of March 31, 1999. The Bank opened a new "in-store" branch in a Walmart Super Center, located in Nixa, Missouri, in January 1999. The increase in premises and equipment was primarily due to cost of establishing this branch net of depreciation.

     Deposits decreased $3,669,353, or 2.6%, from $140,975,336 as of June 30, 1998, to $137,305,983 as of March 31, 1999. For the nine months ending March 31, 1999, checking and passbook accounts increased by $6,493,972, or 17.6%, while certificates of deposits decreased by $10,163,325, or 9.8%. The majority of this increase in checking and passbook accounts can be attributed to an aggressive marketing campaign initiated in early 1997 designed to attract checking deposit customers, as well as the opening of a new "in-store" branch located in the Walmart Super Center in Nixa, Mo. The decrease in certificates of deposit can be attributed to management's decision to allow high cost certificates of deposit accounts to run off and replace these funds with FHLB advances at an overall lower marginal cost.

     As a result of the decrease in deposits, and the continued increase in loan demand, FHLB advances increased $45,147,343 or 100.1%, from $45,081,028 as of June 30, 1998, to $90,228,371 as of March 31, 1999. As of March 31, 1999, the
Bank had the ability to borrow an additional $66.0 million from the FHLB.

     Accrued expenses and other liabilities increased $914,286 or 177.9% from $513,943 as of June 30, 1998, to $1,428,229 as of March 31, 1999. The majority of this increase is due to a $0.18 per share dividend payable to stockholders of record March 31, 1999, totaling $965,170.

     Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $7,487,459, or 10.6%, from $70,690,098 as of June 30, 1998, to $63,202,639 as of March 31, 1999. This decrease was due to several factors. In connection with the RSP, $2,373,065 was contributed to purchase 173,632 shares of Company stock, which was accounted for as a reduction of stockholders' equity. In addition, a total of 559,340 shares of treasury stock were purchased in the open market at a cost of $7,192,271. Finally, semi-annual dividends in the amount of $1,805,069 ($0.16 and $0.18 per share, respectively) were declared and/or paid. On a per share basis, stockholders' equity decreased from $12.01 as of June 30, 1998 to $11.77 as of March 31, 1999.

                        GUARANTY FEDERAL BANCSHARES, INC.

Analysis of core earnings
-------------------------

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

                                         Nine months ended                      Nine months ended
                                          March 31, 1999                         March 31, 1998
                                          --------------                         --------------
                                Average                 Yield/         Average                  Yield/
                                Balance    Interest     Cost           Balance     Interest     Cost
                                -------    --------     ----           -------     --------     ----
                                        (In Thousands)                       (In Thousands)
ASSETS
Interest-earning:
Loans                          $228,377   $13,663         7.98%       $170,199     $10,794       8.46%
Investment securities             8,179       360         5.87%          6,512         289       5.92%
Mortgage-backed securities       18,274       931         6.79%         14,442         807       7.45%
Other assets                     13,844       408         3.93%         17,663         643       4.85%
                               --------    ------         -----        -------      ------       -----
Total interest-earning          268,674    15,362         7.62%        208,816      12,533       8.00%
Noninterest-earning               7,650                                  6,993
                               --------                                -------
                               $276,324                               $215,809
                               ========                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                 $8,414       157         2.49%         $8,796         183       2.77%
Transaction accounts             27,743       570         2.74%         21,037         455       2.88%
Certificates of deposit          95,927     3,808         5.29%        112,503       4,658       5.52%
FHLB advances                    74,627     3,329         5.95%         25,282       1,159       6.11%
Other borrowed funds                 --        --            --          3,859          79       2.73%
                               --------    ------       -------        -------      ------      ------
Total interest-bearing          206,711     7,864         5.07%        171,477       6,534       5.08%
Noninterest-bearing               3,741                                  2,400
                               --------                                -------
Total liabilities               210,452                                173,877
Stockholders' equity             65,872                                 41,932
                               --------                                -------
                               $276,324                               $215,809
                                =======                               ========
Net earning balance            $ 61,963                               $ 37,339
                               ========                               ========
Earning yield less costing rate                           2.55%                                  2.92%
Net interest income, and
     net yield spread on
     interest earning assets               $7,498         3.71%                     $5,999       3.83%
                                           ======       =======                     ======      ======
Ratio on interest-earning assets to
     interest-bearing liabilities                          130%            122%
                                                        ======        ========

                        GUARANTY FEDERAL BANCSHARES, INC.

              Results of Operations - Comparison of Three Month and
                Nine Month Periods Ended March 31, 1999 and 1998

     Net income for the three months and nine months ended March 31, 1999 was $823,623 and $2,442,155, as compared to $843,243 and $1,954,534 for the three months and nine months ended March 31, 1998 which represents an decrease in earnings of $19,620 or 2.3% for the three month period, and a increase in earnings of $487,621 or 24.9% for the nine month period.

Interest Income
---------------

     Total interest income for the three months and nine months ended March 31, 1999, increased $861,901 or 19.7% and $2,828,985 or 22.6% as compared to the three months and nine months ended March 31, 1998. For the nine month period ended March 31, 1999 compared to the same period in 1998, the average yield on interest earning assets decreased 38 basis points to 7.62%, while the average balance of interest earnings assets increased $59,858,000 over the same period one year ago.

Interest Expense
----------------

     Total interest expense for the three months and nine months ended March 31, 1999, increased $644,590 or 31.8% and $1,329,823 or 20.3% when compared to the three months and nine months ended March 31, 1998. For the nine month period ended March 31, 1999, the average cost of interest bearing liabilities decreased 1 basis point to 5.07% while the average balance increased $35,234,000 when compared to the same period in 1998.

Net Interest Income
-------------------

     Net interest income for the three months and nine months ended March 31, 1999, increased $217,311, or 9.2% and $1,499,162, or 25.0% when compared to the same period in 1998. The increase in net interest income for the nine months ended March 31, 1999 was the result of a $24,624,000 increase in average net interest earnings assets offset by a 37 basis point decrease in net interest margin compared to the same period in 1998. This increase in net interest earning assets was primarily due to the inflow of cash from the stock conversion, which was converted to interest earning assets, primarily in the form of loans originated by the Bank. This resulted in an increase in net interest income for the nine month period ended March 31, 1999 even though the yield on interest earning assets decreased by 38 basis points, compared to a decrease of 1 basis point on interest bearing liabilities, when compared to the same period in 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

Provision for Loan Losses
-------------------------

     Based primarily on the continued growth of the loan portfolio management decided to increase the allowance for loan loss reserve through a provision for loan loss of $45,000 and $135,000 for the three months and nine months ended March 31, 1999, respectively, compared to $30,000 and $93,352 for the same period in 1998. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

     Noninterest income increased $18,307 or 7.3% and $141,997, or 20.2% for the three months and nine months ended March 31, 1999, when compared to the three months and nine months ended March 31, 1998. The increase was primarily due to an increase in checking account service charges, which increased $48,654 or 32.3% and $201,181 or 47.3% for the three months and nine months ended March 31, 1999, when compared to the same period in 1998.

Noninterest Expense
-------------------

     Noninterest expense increased $271,128, or 21.8% for the three months ended March 31, 1999, and increased $926,849, or 26.4% for the nine month period ending March 31, 1999 when compared to the three months and nine months ended March 31, 1998. In general this increase can be attributed to the overall increase in accounts served, in addition to the added costs associated with the ESOP and RSP that were formed in connection with the conversion.

     Salaries and employee benefits increased $214,852, or 36.6% for the three months ended March 31, 1999, and increased $628,896, or 37.9% for the nine months ended March 31, 1999, when compared to the same period in 1998. This included an increase in RRP/RSP expense of $99,313, or 374.9% for the three months ended March 31, 1999, and an increase of $314,868, or 422.8% for the nine months ended March 31, 1999, when compared to the same period in 1998, as well as a decrease of $4,363, or 6.1% for the three months ended March 31, 1999, and an increase of $155,610 or 113.9% for the nine months ended March 31, 1999, for the ESOP expense.

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

     Advertising expense decreased $384, or 0.4% for the three months ended March 31, 1999, and increased $35,721 or 12.0% for the nine months ended March 31, 1999, when compared to the same period in 1998. The primary reason for this increase was the additional expense in connection with the marketing campaign designed to attract checking accounts.

     Data processing fees increased $27,326, or 25.9%, for the three months ended March 31, 1999, and increased $74,441, or 24.6% for the nine months ended March 31, 1999, when compared to the same period in 1998. These increases in data processing were primarily due to the increases in accounts serviced and the volume of transactions handled.

Provision for Income Taxes
--------------------------

     There was a $30,890 decrease and $185,041 increase in the provision for income taxes for the three months and nine months ended March 31, 1999, as compared to the same period in 1998. These changes were due to the changes in before tax income for the three months and nine months ended March 31, 1999, compared to the same period in 1998. . Nonperforming Assets

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of March 31, 1999, was $2,339,409 or 0.9% of loans receivable. Total assets classified as substandard or loss as of March 31, 1999, were $1,198,495 or 0.4% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

     The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                        GUARANTY FEDERAL BANCSHARES, INC.

-------------------------------
                                         3/31/99       6/30/98       6/30/97
                                         -------       -------       -------
                                                (Dollars In Thousands)
   Nonperforming loans                   $   1,025    $   1,012     $    1,257
   Real estate and other assets
   acquired in settlement of loans               3          286            210
                                        ----------     --------       --------

   Total Nonperforming Assets            $   1,028    $   1,298     $    1,467
                                          ========     ========      =========
   Total Nonperforming Assets
   as a Percentage of Total
   Assets                                    0.35%        0.50%           .74%
   Allowance for loan losses             $   2,339    $   2,191     $    2,177
   Allowance for loan losses as a
   Percentage of average loans, net          1.02%        1.24%          1.49%

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

     The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1998, ARMs constituted 71.0% of the Bank's mortgage loan portfolio. However during the first and second quarter of fiscal year 1999, the general level of long-term interest rates dropped and borrowers opted for fixed rate mortgages. As of March 31, 1999, ARMs represent 60.3% of the loan portfolio. Of the ARMs originated during the first and second quarter of fiscal year 1999, borrowers preferred initial fixed rate periods of three or five years. In response to this shift in customer preference, the Bank has continued a program of borrowing longer-term funds from the FHLB.

                        GUARANTY FEDERAL BANCSHARES, INC.

     The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 1999, such loans made up 8.1% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

     The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1998, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $36,855,202 or 26.1% of its total deposits. As of March 31, 1999, these accounts totaled $43,349,174 or 31.6% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

     The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

                        GUARANTY FEDERAL BANCSHARES, INC.

Interest Rate Sensitivity Analysis
----------------------------------

     The following table sets forth as of December 31, 1998 (the most recent available), OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, 300, and 400 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.
                                             NPV as %
BP Change  Estimated Net Portfolio Value   of PV Assets
in Rates       $ Amount      $ Change      % Change      NPV Ratio  BP Change
---------       --------      --------      --------     ---------  ---------

+400 bp      $   57,819      $   (941)        -2%          21.3%      +118 bp
+300             59,791         1,030         +2%          21.6%      +143 bp
+200             60,764         2,003         +3%          21.5%      +135 bp
+100             60,506         1,746         +3%          21.0%       +90 bp
NC               58,760                                    20.1%
-100             55,641        (3,120)        -5%          18.9%      -129 bp
-200             51,948        (6,812)       -12%          17.4%      -275 bp
-300             48,261       (10,499)       -18%          15.9%      -421 bp
-400             43,946       (14,814)       -25%          14.3%      -584 bp

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

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1999, the Bank's liquidity ratio was 19.4%, which exceeded the minimum regulatory requirement.

     The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 1999, the Bank had approximately $6,038,000 in commitments to originate mortgage loans and $13,832,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                        GUARANTY FEDERAL BANCSHARES, INC.

Impact of Year 2000

     As with all financial institutions, the Year 2000 issue is considered high priority. Through much evaluation and testing, the banking industry is being regarded as one of the most prepared. We have evaluated and tested all systems we consider mission-critical. Mission-critical systems are defined as systems that the Bank considers being crucial to the basic daily operation. Core business processes have also been evaluated.

     In addition to our own in-house testing, the Bank participated as a proxy institution in testing services and applications provided by our online service bureau. This means our actual data in regards to accounts and balances, date specific processes, as well as calculations were used in the testing process. It was our opinion that actually using our own data for testing was more important than relying on other institutions' results-based reports.

     The Bank has also been reviewed in two separate phases by our regulatory agency, the Office of Thrift Supervision. It has been determined in each phase of examination that we are following all guidelines and meeting the specific time deadlines.

     The evaluation of risk was categorized into three areas: (1) our own systems, (2) systems used by borrowers, depositors, and business partners, and
(3) systems provided by data processing services.

     Our own systems. The Bank has developed an expenditure plan of approximately $235,000 ($175,000 for hardware/software upgrades and $60,000 in consultant and employee costs). As of March 31, 1999, the Bank has spent approximately $87,000 of the plan ($61,000 in hardware/software upgrades and $26,000 in consultant and employee costs). These systems are scheduled for completion by June 30, 1999.

     Systems used by borrowers, depositors, and business partners. The Bank has evaluated most of our material borrowers and depositors and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to make payments or deposits to the Bank. We feel that most of our residential customers are not dependent on their individual home computers for income and that none of our commercial customers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to do business with the Bank. We have solicited our material business partners regarding their Year 2000 readiness and favorably evaluated the responses.

                        GUARANTY FEDERAL BANCSHARES, INC.

     Systems provided by data processing services. This category is the most vital to the core business processes the Bank performs. We use an online data service bureau and other third-party vendors to process all transactional and reporting business. As mentioned, we have participated as a proxy institution in testing the core processing system with our service bureau. A crew of several key employees of the Bank went through the processes of gathering pertinent account information and test transactions, entering data in a staged post-Year2000 environment, documenting information, and reviewing testing results. Our findings were addressed by the service bureau, and corrections made where applicable. Other third-party vendors have also been tested, either directly by us or, when applicable, in conjunction with our service bureau. In the aggregate, testing has been completed on these systems, and the Bank is reviewing the testing results provided.

     Contingency planning. Although the majority of information we have compiled through testing and evaluation has indicated that the Bank should experience none, or very minimal issues with the Year 2000, we still must prepare for more severe circumstances. In contingency planning, the Bank must assess how to continue providing what is considered core business processes if the usual process is found to be unrecoverable. The Bank is currently developing a plan in conjunction with our online data service bureau and with independent consultation. Categorically, core business processes will be recovered in alternative forms, either by bringing the process in-house or manually processing business transactions on a temporary basis until solutions can be provided.

     This discussion of the impact of the Year 2000 is a Year 2000 readiness disclosure within the meaning of the Year 2000 Readiness and Disclosure Act.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                     PART II

Item 1.  Legal Proceedings
--------------------------

         None.

Item 2.  Changes in Securities
------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders
-------------------------------------------------------------

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



       Signatures                                               Date

/s/ James E. Haseltine                                       May 14, 1999
-------------------------                            -------------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



/s/ Bruce Winston                                            May 14, 1999
-------------------------                            -------------------------
    Bruce Winston
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)