Form 10-K
period 1999-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 1999-09-28
CIK 1046203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     June 30, 1999
                          --------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------

                         Commission File Number: 0-23325
                                                ---------

                        GUARANTY FEDERAL BANCSHARES, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                                 43-1792717
--------------------------                                  -------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
  or Organization)                                           Identification No.)

 1341 West Battlefield, Springfield, Missouri                       65807
--------------------------------------------                     ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:     (417) 889-2494
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                             --------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on September 23, 1999, was $56.4 million (4,908,632 shares at $11.50 per share).

     As of September 23, 1999 there were outstanding 5,495,246 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999. (Parts II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1999  Annual   Meeting  of
     Stockholders. (Part III)

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-K

                                TABLE OF CONTENTS

Item                                                                                                           Page
----                                                                                                           ----

                                     PART I


         1.       Business.......................................................................................4

         2.       Properties....................................................................................30

         3.       Legal Proceedings.............................................................................30

         4.       Submission of Matters to a Vote of Security Holders...........................................30

                                     PART II

         5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................30

         6.       Selected Financial Data.......................................................................30

         7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........30

         7A.      Quantitative and Qualitative Disclosures About Market Risk....................................30

         8.       Financial Statements and Supplementary Data...................................................31

         9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........31

                                    PART III

         10.      Directors and Executive Officers of the Registrant............................................31

         11.      Executive Compensation........................................................................31

         12.      Security Ownership of Certain Beneficial Owners and Management

         13.      Certain Relationships and Related Transactions................................................32

         14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................32

Signatures

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

     THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; DISRUPTION DATA PROCESSING CAUSED BY COMPUTER MALFUNCTIONS ASSOCIATED WITH THE YEAR 2000 PROBLEM; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS RESULTING FROM THESE FACTORS.

     THE COMPANY CAUTIONS THAT THE LISTED FACTORS ARE NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

Item 1.  Business
-----------------

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

     The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in both permanent and construction one-to four-family residential mortgage loans, multi-family residential mortgage loans, commercial real estate loans, and consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturing of mortgage-backed securities.

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

Lending Activities

     Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated:



     The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, at June 30, 1999 of all loans due after June 30, 2000, which have pre-determined interest rates and which have adjustable interest rates.

Composition of Loan Portfolio

                                                                    At June 30,
                                                                    -----------
                                    1999              1998              1997             1996             1995
                                    ----              ----              ----             ----             ----
                              Dollars  Percent  Dollars  Percent  Dollars  Percent Dollars  Percent  Dollars  Percent
                              -------  -------  -------  -------  -------  ------- -------  -------  -------  -------
                                                            (Dollars in Thousands)
Mortgage loans (includes loans held for sale):
  One to four units           $178,680   63.28% $148,396  66.27%  $116,441   68.11% $ 98,918  68.26%  $ 92,104  71.84%
  Multi-family                  35,795   12.68%   21,536   9.62%    15,457    9.04%   13,701   9.45%    12,169   9.49%
  Construction                  38,605   13.67%   34,729  15.51%    25,149   14.71%   21,729  14.99%    17,887  13.95%
  Commercial real estate        20,771    7.36%   12,721   5.68%     8,323    4.87%    8,739   6.03%     5,162   4.03%
                               -------  ------   ------- ------    -------  ------   ------- ------    ------- ------
Total mortgage loans           273,851   96.99%  217,382   97.08%  165,370   96.73%  143,087  98.73%   127,322  99.30%
                               -------  ------   ------- ------    -------  ------   ------- ------    ------- ------
  Commercial business loans        544    0.19%      646   0.29%       383    0.22%      255   0.18%       219   0.17%
  Share loans                      573    0.20%      623   0.28%       720    0.42%      530   0.37%       522   0.41%
  Automobile                     2,016    0.71%    2,018   0.90%     1,765    1.03%    1,005   0.69%       106   0.08%
  Other                          5,389    1.91%    3,251   1.45%     2,727    1.60%       48   0.03%        45   0.04%
                               -------  ------   ------- ------    -------  ------   ------- ------    ------- ------
Total consumer and other loans   8,522    3.01%    6,538   2.92%     5,595    3.27%    1,838   1.27%       892   0.70%
                               -------  ------   ------- ------    -------  ------   ------- ------    ------- ------
Total loans                    282,373  100.00%  223,920 100.00%   170,965  100.00%  144,925 100.00%   128,214 100.00%
                                        ======           ======             ======           ======            ======
Less:
  Loans in process              15,466            15,235            10,476            7,572              6,537
  Deferred loan fees/costs, net    180                84               (39)             (22)              (116)
  Unearned discounts               109               190               216              238                233
  Allowance for loan losses      2,349             2,191             2,177            2,108              1,718
Total Loans, Net              $264,269          $206,220          $158,135         $135,029           $119,842
                               =======           =======           =======          =======            =======

     The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, at June 30, 1999 of all loans due after June 2000, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type

                                               Adjustable
                           Fixed Rates           Rates               Total
                           -----------           -----               -----
                                          (Dollars in Thousands)
One-to four-family           $ 56,568            115,267             171,835
Multi-family                   10,919             23,707              34,626
Construction                      239              2,198               2,437
Commercial real estate          5,151              8,837              13,988
Consumer & other loans          1,349                  -               1,349
                              -------            -------             -------
Total loans (1)              $ 74,226            150,009             224,235

------------------
(1) Before deductions for unearned discounts, deferred loan costs, net and allowances for loan losses.

         The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments.

Origination, Purchase and Sale of Loans

                                                    Year ended June 30,
                                                    -------------------
                                             1999           1998          1997
                                             ----           ----          ----
                                                   (Dollars in Thousands)
Total gross loans receivable at
     beginning of period                  $ 223,920     $ 170,965       144,925

Loans originated:
   One- to- four-family                      66,282        66,385        47,942
   Multi-family                               8,444            19         2,259
   Construction                              44,503        35,800        28,863
   Commercial real estate                    10,440         7,793         3,398
   Consumer and other                         7,643         6,008         4,499
                                           --------       -------       -------
Total loans originated                      137,312       116,005        86,961

Loans purchased:
Total loans purchased                         7,896          --            --

Loans sold:
Whole loans                                 (10,376)       (6,364)       (4,134)
Loan principal repayments                   (61,734)      (53,684)      (45,924)
other items, net (1)                        (14,647)       (3,002)      (10,863)
                                           --------       -------       -------
Net loan activity                            58,451        52,955        26,040
Total gross loans receivable at
     end of period                        $ 282,371     $ 223,920       170,965
                                           ========      ========       =======
--------------------
(1)  Includes non-cash portion of loan originations.

     The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1999. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal repayments on loans totaled $61.7 million for the year ended June 30, 1999.

Loan Maturities

                                              Due After
                              Due One Year   One Through  Due After
                                 or Less     Five Years   Five Years   Total
                                 -------     ----------   ----------   -----
                                         (Dollars in thousands)
One to four family              $ 6,816         18,896    152,939     178,651
Multi family                      1,169          9,929     24,697      35,795
Construction                     22,344            818      1,619      24,781
Commercial real estate            5,170          5,355      8,633      19,158
Consumer and other loans          7,173          1,293         56       8,522
                                -------        -------    -------     -------
  Total loans (1)              $ 42,672         36,291    187,944     266,907
                                -------        -------    -------     -------
Less:
Deferred loan fees/costs                                                  180
Unearned discounts                                                        109
Allowance for loan losses                                               2,349
                                                                      -------
Loans receivable net                                                  264,269
                                                                      =======

--------------------
(1)  Includes mortgage loans held for sale

     One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a significant number of loans originated by the Bank which are secured by non-owner occupied properties. Loan originations are generally obtained from existing or past customers, members of the local community, referrals from attorneys, established builders, and realtors within the Bank's market area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

     As of June 30, 1999, 63.3% of mortgage loans receivable consisted of one- to four-family residential loans, of which 65.7% were ARM loans. The Bank currently offers ARM loans that have fixed interest rates for either one, three or five years and, following that initial fixed period, adjust annually. The Bank has also offered ARM loans for which interest rates adjust every one, three or five years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.5% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans currently are made for terms of 15 and 30 years.

     Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank does not originate ARM loans that provide for negative amortization.

     The Bank generally originates both owner occupied and non-owner occupied one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the mortgaged property, whichever is lower. The Bank may on occasion make loans up to 95% of appraised value or the selling price of the mortgage property, whichever is lower, however, the Bank typically requires private mortgage insurance for the excess percentage over 80% for mortgage loans with loan to value percentages over 80%.

     Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 1999, $35.8 million or 12.7% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as security interest in real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank's multi-family mortgage loans have been originated with adjustable rate of interest, the majority of which are tied to the Bank's prime rate. The loan-to-one-borrower limitation, $8.2 million as of June 30, 1999, is the maximum the Bank will lend on a multi-family real estate loan. Loans above $500,000 require Board of Directors approval on a case-by-case basis.

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

     Construction Loans. As of June 30, 1999, construction loans totaled $38.6 million or 13.7% of the Bank's total loans outstanding. Construction loans are made to certain builders for construction of single family homes for resale, as well as to individuals in connection with long-term, permanent loans to be made upon completion of the construction. This portfolio predominantly consists of speculative loans i.e. loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

     Commercial Real Estate. As of June 30, 1999, the Bank had commercial real estate loans totaling $20.8 million or 7.4% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank's commercial real estate loans have been originated with adjustable rate of interest, the majority of which are tied to the Bank's prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings. Less than $4 million in commercial real estate loans are located outside the Bank's market area.

     To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $8.2 million as of June 30, 1999, as its maximum commercial real estate loan amount. Commercial loans above $500,000 require Board of Directors approval on a case-by-case basis. Because of the small number of commercial real estate loans made, and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

     At June 30, 1999, the Bank also included approximately $5.0 million in loans to develop land into residential lots and loans on completed lots in the commercial real estate loan portfolio. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost, and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 1999, $8.5 million or 3.1%, of the Bank's loan portfolio consisted of such loans. The Bank will continue to expand its consumer lending as opportunities present themselves.

     Loan Approval Authority and Underwriting. All loans must have the approval of the members of the loan committee which consists of six senior officers. The loan committee meets periodically to review and approve loans made within the scope of its authority. Real estate loans in excess of $500,000 require prior approval by the Board of Directors.

     For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets, and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is generally required, which currently is performed by certified appraisers. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans. Borrowers generally must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

Delinquencies and Problem Assets.

     Delinquent Loans. As of June 30, 1999, the Bank had two loans with total principal blances of $212,000 that were 90 days or more past due and twelve loans with total principal balances of $665,000 between 30 and 89 days past due. The Bank generally does not accrue interest on loans past due more than 90 days.

     The following table sets forth the Bank's loans that were 90 days or more delinquent at the dates indicated.

Delinquency Summary

                                                                                     At June 30,
                                                                 1999       1998        1997        1996        1995
                                                                 ----       ----        ----        ----        ----
                                                                                (Dollars in Thousands)
Loans contractually past due 90 days or more
     accounted for on a non-accrual basis:
Mortgage Loans:
     One- to four-family                                        $ 110           -         279           -          -
     Multi-family                                                   -           -         286           -          -
     Construction                                                   -           -         190         273          -
     Commercial real estate                                         -           -           -           -      1,882
                                                                 ----        ----        ----       -----      -----
Total mortgage loans                                              110           -         755         273      1,882
                                                                 ----        ----        ----       -----      -----
Non-mortgage loans:
     Commercial loans                                               -           -           -         120          -
     Consumer and other loans                                       -           -           -           -          -
                                                                 ----        ----        ----       -----      -----
Total non-mortgage loans                                            -           -           -         120          -
                                                                 ----        ----        ----       -----      -----
Total 90 days or more past due non-accrual loans                  110           -         755         393      1,882
Accruing loans which are contractually past
due 90 days or more:
Mortgage Loans:
     One to four family                                             -           -           -         246          -
     Multi family                                                   -           -           -           -          -
     Construction                                                 102         121         113       1,047          -
     Commercial real estate                                         -           -           -          91          -
                                                                 ----        ----        ----       -----      -----
Total mortgage loans                                              102         121         113       1,384          -
                                                                 ----        ----        ----       -----      -----
Non-mortgage loans:
     Commercial loans                                               -           -           -           -          -
     Consumer and other loans                                       -           -           -           -          -
Total non-mortgage loans                                            -           -           -           -          -
                                                                 ----        ----        ----       -----      -----
Total 90 days or more past due accruing loans                     102         121         113       1,384          -
                                                                 ----        ----        ----       -----      -----
Total 90 days or more past due loans                            $ 212         121         868       1,777      1,882
                                                                 ====        ====        ====       =====      =====
Total 90 days or more past due loans as a percentage
of net loans                                                     0.08%       0.06%       0.55%       1.32%      1.57%
                                                                 ====        ====        ====       =====      =====
Total 90 days or more past due loans as a percentage
of total assets                                                  0.07%       0.05%       0.44%       0.96%      1.10%
                                                                 ====        ====        ====       =====      =====

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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

     As of July 1, 1995, the Bank implemented Statement of Financial Accounting Standards No. 114 (SFAS 114). While implementation had no material effect on net income, in accordance with the pronouncement, loans totaling $851,818, net of the valuation allowance, which were previously classified as in-substance foreclosures, and reported as part of foreclosed assets held-for-sale were reclassified to loans along with $199,033 of related allowances for collectibility.

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

Non-Performing Assets

                                                                   As of June 30,
                                                                   --------------
                                                    1999      1998      1997      1996      1995
                                                    ----      ----      ----      ----      ----
                                                                (Dollars in Thousands)
Mortgage Loans:
     One-to four-family                            $  151       213       279        --        --
     Multi family                                     751       775       286        --        --
     Construction                                      --        --       190       273        --
     Commercial real estate                            --        --       502        --     1,882
                                                    -----     -----     -----      ----     -----
Total mortgage loans                                  902       988     1,257       273     1,882
                                                    -----     -----     -----      ----     -----
Non-mortgage loans:
     Commercial loans                                  --        --        --       120        --
     Consumer and other loans                           4        24        --        --        --
                                                    -----     -----     -----      ----     -----
Total non-mortgage loans                                4        24        --       120        --
                                                    -----     -----     -----      ----     -----
Total non-performing loans                            906     1,012     1,257       393     1,882
Real estate acquired in settlement of loans           102       286       210         2         2
Non-performing loans classified as in-substance
foreclosures                                           --        --        --        --       698
                                                    -----     -----     -----      ----     -----
Total non-performing assets                        $1,008     1,298     1,467       395     2,584
                                                    =====     =====     =====      ====     =====
Total non-performing loans as a percentage of
 net loans                                           0.34%     0.49%     0.79%     0.29%     1.57%
Total non-performing assets as a percentage of
total assets                                         0.32%     0.50%     0.74%     0.21%     1.51%
Impact on interest income for the period
Interest income that would have been recorded on
non-accruing loans                                 $   10    $   16    $   31    $   15    $   --


     Problem  Assets.  Federal  regulations  require  that the Bank  review  and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three  classifications  for problem  assets:  substandard,  doubtful,  and loss.
"Substandard   assets"  must  have  one  or  more  defined  weaknesses  and  are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     As of June 30, 1999, the Bank had total classified assets of $2.5 million of which $1.1 million was considered substandard and $124,000 was classified as loss. Special mention assets totaled $1.3 million as of June 30, 1999.

     One borrower is obligated to the Bank on loans secured by first and second deeds of trust on nine condominium units aggregating approximately $296,000 as of June 30, 1999. This same borrower also owes the Bank approximately $456,000 secured by a first deed of trust on a multi-family dwelling. Each of these loans was current as of June 30, 1999. The Bank considers these as impaired because these properties have not historically generated sufficient cash flow to properly maintain the properties and service the debt.

     As of June 30, 1999, the Bank had $98,000 in real estate obtained through foreclosure, and $3,000 in other repossessed property. Subsequent to June 30, 1999 both assets were sold with net proceeds in excess of book value.

     The following table shows the aggregate amounts of the Bank's classified assets as of June 30, 1999.

Classification of Assets

                                                        As of June 30, 1999
                                                        --------------------
                                     Substandard        Doubtful        Loss      Special Mention
                                     -----------        --------        ----      ---------------
                                  Number   Amount   Number  Amount  Number  Amount Number  Amount
                                  ------   ------   ------  ------  ------  ------ ------  ------
                                                                (Dollars in Thousands)

Loans:
  One- to four-family                8      $ 227      -       -       -       -     21    1,182
  Multi-family                       3        680      -       -       3     124      -        -
  Commercial real estate             -          -      -       -       -       -      1      123
  Construction and land              -          -      -       -       -       -      -        -
  Other loans                        7         65      -       -       -       -      -        -
                                  ----       ----   ----    ----    ----    ----   ----    -----
       Total loans                  18      $ 972      -       -       3     124     22    1,305
                                  ====       ====   ====    ====    ====    ====   ====    =====
Foreclosed assets held-for-sale:
  One- to four-family                1       $ 98      -       -       -       -      -        -
  Commercial real estate             -          -      -       -       -       -      -        -
  Land and other loans               1          4      -       -       -       -      -        -
                                  ----       ----   ----    ----    ----    ----   ----    -----
       Total foreclosed assets       2        102      -       -       -       -      -        -
                                  ----       ----   ----    ----    ----    ----   ----    -----
       Total                        20    $ 1,074      -       -       3     124     22    1,305
                                  ====       ====   ====    ====    ====    ====   ====    =====

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

     As of June 30, 1999, the Bank's total allowance for loan losses was $2.3 million that amounted to 0.83% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

     In March 1996 the Bank had $1.2 million of loan recovery on a commercial loan which was previously partially charged off. The loan recovery represents amounts recovered in excess of the carrying balance of the loan as reflected by the original terms of the loan, including accrued interest and previously charged-off principal. Consequently, the Bank determined that the allowance for loan losses was sufficient prior to the recovery, and credited the provision for loan losses. During fiscal year 1997, the Bank again experienced a net recovery and based on a review discussed above, elected to make no further addition to the allowance. During fiscal year 1999, the Bank experienced loan charge-offs in excess of recoveries of $22,000, and based on a review discussed above, elected to add $180,000 to the allowance. Management anticipates the need to continue adding to loss reserves through charges to provision for loan losses if growth in the loan portfolio continues as anticipated.

     The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

Allowance for Loan Losses

                                                                                          Year Ended June 30,
                                                                                          -------------------
                                                                       1999          1998        1997         1996      1995
                                                                       ----          ----        ----         ----      ----
                                                                                        (Dollars in Thousands)
Allowance for loan losses:
Beginning balance                                                    $ 2,191        2,177        2,108        1,718     1,703
                                                                      ------        -----        -----        -----     -----
Gross loan charge offs
(non-residential commercial
residential one to four-family)                                          (29)        (151)         (63)          (4)       (5)
Recoveries
(residential one to four-family and commercial)                            7           42          132        1,407         4
                                                                      ------        -----        -----        -----     -----
Net loans recoveries (charge-offs)                                       (22)        (109)          69        1,403        (1)
Provision for loan losses
(charged to expense)                                                     180          123            -       (1,212)       16
Allowance reclassified to loans which were previously
    classified as insubstance foreclosures                                 -            -            -          199         -
                                                                      ------        -----        -----        -----     -----
Ending balance                                                       $ 2,349        2,191        2,177        2,108     1,718
                                                                      ======        =====        =====        =====     =====
Net charge-offs as a percentage
of average loans, net                                                  -0.01%       -0.06%        0.05%        1.10%     0.00%
Allowance for loan losses as a
percentage of average loans, net                                        1.00%        1.24%        1.49%        1.66%     1.52%
Allowance for loan losses as a
percentage to total non-performing loans                              259.35%      216.50%      173.19%      536.39%    91.29%

Allocation of Allowance for Loan Losses

     The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.

Allocation of Allowance for Loan Losses

                                                                           At June 30,
                                                                           -----------
                                   1999                 1998                  1997                  1996                 1995
                                   ----                 ----                  ----                  ----                 ----
                            Amount        %      Amount        %       Amount        %       Amount       %       Amount       %
                           --------    -------  --------    -------   -------    --------   -------    -------   -------    -------
                             (Dollars in thousands)
Mortgage Loans             $ 2,341      96.99%    2,185      97.08%     2,099      96.73%     2,071      98.73%    1,700      99.30%
Consumer and other loans         8       3.01%        6       2.92%        78       3.27%        37       1.27%       18       0.70%
                            ------     ------     -----     ------      -----     ------      -----     ------     -----     ------
      Total                $ 2,349     100.00%    2,191     100.00%     2,177     100.00%     2,108     100.00%    1,718     100.00%
                            ======     ======     =====     ======      =====     ======      =====     ======     =====     ======

Investment Activities

     The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 1999, the Company had investment securities with an estimated fair value of $24.6 million and a carrying value of $24.3 million. Of those securities $8.9 million, or 36.8%, of the Company's investment securities portfolio was available-for-sale.

     The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and loans on federal funds.

     The following  tables set forth the  amortized  cost and  approximate  fair
market  values  of  the   available-for-sale   securities  and  held-to-maturity
securities:

Composition of Investment Portfolio

                                                                           June 30, 1999
                                                                           -------------
                                                                      Gross             Gross
                                                   Amortized        Unrealized         Unrealized      Approximate
                                                      Cost             Gains             (Losses)      Fair Value
                                                   ----------       ----------         -----------    ------------
 AVAILABLE-FOR-SALE SECURITIES:
                  FHLMC stock                        $ 94,000         5,474,000                -        5,568,000
                  Other stock                         735,762           106,973           (72,700)        770,035
                  Mortgage-backed securities        2,644,526             7,168           (38,554)      2,613,140

 HELD-TO-MATURITY SECURITIES:
                     U. S. government agencies      7,442,210                32            (6,800)      7,435,442
                  Mortgage-backed securities        7,952,433           300,020           (63,913)      8,188,540
                                                  -----------         ---------          --------      ----------
                                                 $ 18,868,931         5,888,193          (181,967)     24,575,157
                                                  ===========         =========          ========      ==========

                                                                           June 30, 1998
                                                                           -------------
 AVAILABLE-FOR-SALE SECURITIES:
                  FHLMC stock                        $ 94,000         4,424,000                 -       4,518,000
                  Other stock                         215,697            32,522            (1,198)        247,021
                  Mortgage-backed securities        9,047,661             7,997                 -       9,055,658

 HELD-TO-MATURITY SECURITIES:
                     U. S. government agencies      8,922,389            14,358           (75,747)      8,861,000
                  Mortgage-backed securities       11,948,654           522,116           (21,770)     12,449,000
                                                  -----------         ---------          --------      ----------
                                                 $ 30,228,401         5,000,993           (98,715)     35,130,679
                                                  ===========         =========          ========      ==========

                                                                           June 30, 1997
                                                                           -------------
 AVAILABLE-FOR-SALE SECURITIES:
                  FHLMC stock                        $ 94,000         3,266,000                 -       3,360,000

 HELD-TO-MATURITY SECURITIES:
                     U. S. government agencies      8,585,753             5,143          (217,896)      8,373,000
                  Mortgage-backed securities       15,813,890           511,722          (234,612)     16,091,000
                                                  -----------         ---------          --------      ----------
                                                 $ 24,493,643         3,782,865          (452,508)     27,824,000
                                                  ===========         =========          ========      ==========

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at June 30, 1999:

Investment Portfolio Maturities and Average Weighted Yields

                                                           Weighted
                                              Amortized     Average     Approximate
                                                 Cost        Yield       Fair Value
                                              ----------   --------   -------------
 Due in less than one year (1)              $  6,701,362       7.06%      6,694,562
 Due after ten years (1)                         740,848       6.00%        740,880
 Equity securities not due on
      a single maturity date                     829,762       0.00%      6,338,035
 Mortgage-backed securities not due on a
       single maturity date                   10,596,959       7.35%     10,801,680
                                             -----------      -----      ----------
                                            $ 18,868,931       6.87%     24,575,157
                                             ===========      =====      ==========

--------------------
(1)  Consists of U. S. government agencies

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

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.

Deposit Account Types

                                                                                As of June 30,
                                        -------------------------------------------------------------------------------------------
                                                     1999                            1998                          1997
                                                     ----                            ----                          ----
                                        Average               Percentage  Average            Percentage Average          Percentage
                                        Interest               of Total   Interest            of Total  Interest          of Total
Category                  Term            Rate      Amount     Deposits     Rate    Amount    Deposits   Rate     Amount  Deposits
--------                 ------                                             (Dollars in Thousands)
NOW accounts              None             1.91%    $ 18,068     12.80%    2.24%  $ 14,468     10.26%    2.05%     9,386    6.21%
Savings accounts          None             2.23%       8,751      6.20%    2.68%     8,658      6.14%    2.80%     8,621    5.70%
Money Market accounts     None             3.81%      15,546     11.01%    3.64%    10,587      7.51%    2.98%     8,288    5.48%
Non-interest bearing
     demand accounts      None             0.00%       4,371      3.10%    0.00%     3,142      2.23%    0.00%     2,334    1.54%
                                                     -------     -----             -------    ------             -------  ------
        Total                                         46,736     33.11%             36,855     26.14%             28,629   18.93%
                                                     -------     -----             -------    ------             -------  ------
Certificate of Deposit:
Fixed-rate, fixed-term    1-11 months      4.40%     $15,041     10.66%    5.00%    14,169     10.05%    4.96%    16,846   11.14%
Fixed-rate, fixed-term    12-23 months     4.71%      34,874     24.71%    5.19%    38,059     27.00%    5.29%    47,682   31.53%
Fixed-rate, fixed-term    24-35 months     5.14%      21,545     15.27%    5.64%    26,415     18.74%    5.63%    28,485   18.83%
Fixed-rate, fixed-term    36-47 months     5.48%       8,862      6.28%    5.71%    10,147      7.20%    5.77%    12,013    7.94%
Fixed-rate, fixed-term    48-59 months     5.73%       1,784      1.26%    5.98%     1,789      1.27%    5.87%     1,718    1.14%
Fixed-rate, fixed-term    60-71 months     6.09%       7,752      5.49%    6.04%     8,354      5.93%    5.92%    10,615    7.02%
Fixed-rate, fixed-term    72-95 months     6.24%       4,543      3.22%    6.28%     5,187      3.68%    5.92%     5,258    3.48%
                                                     -------     -----             -------    ------             -------  ------
Total                                                 94,401     66.89%            104,120     73.86%            122,617   81.07%
                                                     -------     -----             -------    ------             -------  ------
Total Deposits                                     $ 141,137    100.00%            140,975    100.00%            151,246  100.00%
                                                     =======    ======             =======    ======             =======  ======

     The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 1999.

Maturities of Certificates of Deposit of $100,000 or More


                                 At June 30, 1999
                              ----------------------
Maturity Period               (Dollars in Thousands)
---------------
Three months or less                $ 1,679
Over three through six months           835
Over six through twelve months        2,448
Over twelve months                    2,277
                                     ------
Total                               $ 7,239
                                     ======

Borrowings

     Deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when supply of lendable funds cannot meet the demand for such loans, the FHLB System makes available, subject to compliance eligibility standards, a portion of the funds necessary through loans (advances) to its members.

     As of June 30,  1999,  1998 and 1997 there were  $104.8,  $45.1,  and $18.2 million outstanding advances from the FHLB, respectively. The weighted average interest rate on such advances at June 30, 1999 was 5.71%. The average balance of outstanding advances during 1999, 1998 and 1997, was $80.0 million, $27.6 million and $13.8 million, respectively, and the approximate average interest rate was 5.90%, 6.13% and 6.09%, respectively. During 1999, 1998 and 1997, the maximum outstanding at any month end was $104.8, $45.1 million and $21.2 million, respectively.

Subsidiary Activity

     The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank had an investment of $44,000 in its service corporation as of June 30, 1999. The service corporation sells mutual funds, fixed and variable annuities, unit investment trusts, individual stocks and bonds and life insurance. Such sales are completed through an agreement with "INVEST" for providing brokerage services. In addition, the service corporation acts as a real estate broker for properties owned by the Bank.

Financial Highlights

                                       Year Ended June 30,
                                       -------------------
                                    1999       1998       1997
                                    ----       ----       ----

Dividend Payout Ratio
   Since conversion December 1997     56%        52%        n/a

Return of Average Assets            1.19%      1.25%      0.60%

Return of Average Equity            5.15%      5.81%      4.30%

Stockholders' Equity to Assets     20.25%     27.20%     13.80%


Employees

     Substantially, all of the activities of the Company are conducted through the Bank. At June 30, 1999 the Company had no salaried employees.

     As of June 30, 1999, the Bank had 72 full-time employees and 22 part time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     The Bank's primary competition comprises the financial institutions near each of the Bank's branch offices. In the Springfield metropolitan area, where the Bank's main office and four branch offices are located, primary competition consists of one thrift institution and 25 commercial banks and 13 credit unions.

     The Bank believes it is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a variety of deposit products, and by emphasizing personal customer service.

Regulation

     Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings bank subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

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

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. Regulations that enable the OTS to take prompt and corrective action against savings associations effectively impose higher capital requirements on savings associations.

     Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on the payment of dividends.

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

     At June 30, 1999, the years of age of these individuals was 52 for Mr. Haseltine, 52 for Mr. Williams and 51 for Mr. Winston.

Item 2. Properties
------------------

     The offices of the Company are located in the main office of the Bank.

     The Bank's office facilities currently consist of the main office in Springfield, Greene County, Missouri and three full-service branch offices in Springfield and one in-store branch located in the Walmart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects

Item 3. Legal Proceedings
-------------------------

     The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. At June 30, 1999, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

     The information on page 1 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 1999 (the "1999 Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained on page 3 of the 1999 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

     The information contained on pages 4 through 14 of the 1999 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The   information   contained  on  pages  10  and  11  under  the  headings
"Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 1999 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements set forth on pages 15 to 44 of the 1999 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "First Proposal, Election of Directors" in the proxy statement for the Annual Meeting of Stockholders to be held October 27, 1999 (the "Proxy Statement") is incorporated herein by reference.

     Additional information concerning executive officers and directors is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and under "Executive Officers of the Registrant" in Item 1 of this report.

Item 11.  Executive Compensation
--------------------------------

     The information contained in the sections captioned "Directors Compensation", "Executive Compensation" "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Employment Agreements," "Option /SAR Grants in Last Fiscal Year," and "Aggregated Option/SAR Exercises and Fiscal Year end Option/SAR Values," in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

     (c)  Not applicable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions with Related Persons" in the Proxy Statement.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

     (a)  The following documents are filed as a part of this report:

     1. The following financial statements and the report of independent accountants included in the 1999 Annual Report are incorporated herein by reference and also in Item 8 of this report.

          Independent Accountants' Report

          Consolidated Balance Sheets as of June 30, 1999 and 1998.

          Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997.

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

          3(i) Certificate  of  Incorporation  of Guaranty  Federal  Bancshares,
               Inc.*

          3(ii) Bylaws of Guaranty Federal Bancshares, Inc.*

          10.1 1994 Stock Option Plan**

          10.2 Recognition and Retention Plan***

          10.3 1998 Stock Option Plan****

          10.4 Restricted Stock Plan*****

          10.5 Employment Agreements

          13   Annual Report to Stockholders  for the fiscal year ended June 30,
               1999

          21   Subsidiaries of the Registrant*

          23   Consent of Baird Kurtz & Dobson

          27   Financial Data Schedule (Electronic Filing only)

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

---------------------

* Incorporated by reference to the identically numbered exhibit of the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC file number 0-23325).
** Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC file number 333-36141).
*** Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC file number 333-36141).
**** Incorporated by reference to Exhibit A of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC file number 0-23325). *****Incorporated by reference to Exhibit B of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC file number 0-23325).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUARANTY FEDERAL BANCSHARES, INC.



Dated:  September 23, 1999         By: /s/James E. Haseltine
                                       -----------------------------------------
                                       James E. Haseltine
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/James E. Haseltine                       By:      /s/Ivy L. Rogers
   -------------------------------------                ---------------------------------
         James E. Haseltine                                   Ivy L. Rogers
         President and Chief Executive Officer                Director
         (Principal Executive Officer)

Date:    September 23, 1999                                   Date:    September 23, 1999

By:      /s/Bruce Winston                            By:      /s/Gary Lipscomb
   -------------------------------------                ---------------------------------
         Bruce Winston                                        Gary Lipscomb
         Vice President and Chief Financial Officer           Director
         (Principal Accounting and
         Financial Officer)

Date:    September 23, 1999                                   Date:    September 23, 1999

By:      /s/Wayne V. Barnes                          By:      /s/Jack L. Barham
   -------------------------------------                ---------------------------------
         Wayne V. Barnes                                      Jack L. Barham
         Director                                             Chairman of the Board and Director

Date:    September 23, 1999                                   Date:    September 23, 1999

By:      /s/George L. Hall                           By:      /s/Raymond D. Tripp
   -------------------------------------                ---------------------------------
         George L. Hall                                       Raymond D. Tripp
         Director                                             Director

Date:    September 23, 1999                                   Date:    September 23, 1999

By:      /s/Gregory V. Ostergren
   -------------------------------------
         Gregory V. Ostergren
         Director

Date:    September 23, 1999
