Form 10-Q
period 1999-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 1999-11-15
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           43-1792717
       --------                                           ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    1341 West Battlefield
    ---------------------
  Springfield, Missouri                             65807
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

                  Yes   X                                     No
                       ---                                       ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 12, 1999
                  -----                         --------------------------------

         Common Stock, Par Value $0.10                 5,457,746 Shares

                        GUARANTY FEDERAL BANCSHARES, INC



                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                       Page
----                                                                       ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statement (Unaudited):
         Statements of Financial Condition                                    3

         Statements of Income                                                 4

         Statements of Changes in Stockholders' Equity                        5

         Statements of Cash Flow                                              7

         Notes to Consolidated Financial Statement                            8

2.  Management's Discussion and Analysis of Financial Condition and          11
         Results of Operations

3. Quantitative and Qualitative Disclosures about Market Risk                19

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                        23

2.  Changes in Securities and Use of Proceeds                                23

3.  Defaults Upon Senior Securities                                          23

4.  Submission of Matters to Vote of Security-holders                        23

5.  Other Information                                                        23

6.  Exhibits and Reports on Form 8-K                                         23

Signatures                                                                   24

PART I

Item 1.  Financial Statements
         ---------------------

                    GUARANTY FEDERAL SAVINGS BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999

                          ASSETS                                             9/30/99           6/30/99
                                                                           ----------        ----------
 Cash                                                                     $ 1,467,815         1,656,648
 Interest-bearing deposits in other financial institutions                 4,270,083         8,032,473
                                                                          -----------       -----------
 Cash and cash equivalents                                                  5,737,898         9,689,121

 Available-for-sale securities                                              8,060,096         8,951,175
 Held-to-maturity securities                                               10,015,085        15,394,643
 Mortgage loans held for sale                                                 628,653           769,074
 Loans receivable, net                                                    274,189,244       263,499,778
 Accrued interest receivable:
 Loans                                                                      1,489,599         1,459,508
 Investments                                                                  130,853           297,431
 Prepaid expenses and other assets                                          5,740,625         5,671,845
 Foreclosed assets held for sale                                                    -           101,546
 Premises and equipment                                                     7,359,161         7,365,392
                                                                          -----------       -----------
                                                                         $313,351,214       313,199,513
                                                                         ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
 Deposits                                                                $143,168,633       141,137,154
 Federal Home Loan Bank advances                                          103,334,272       104,794,640
 Advances from borrowers for taxes and insurance                            1,666,593         1,195,545
 Accrued expenses and other liabilities                                     1,457,508           499,221
 Accrued interest payable                                                     551,599           543,641
 Income taxes payable                                                         652,092           235,587
 Deferred income taxes                                                      1,229,480         1,360,503
                                                                          -----------       -----------
                                                                          252,060,177       249,766,291
                                                                          -----------       -----------
 STOCKHOLDERS' EQUITY
 Common Stock:
 $0.10 par value; authorized 10,000,000 shares;
 issued; 9/30/99 - 6,246,273 shares, 6/30/99 - 6,245,775 shares               624,627           624,578
 Additional paid-in capital                                                47,482,357        47,366,264
 Unearned ESOP shares                                                      (3,042,670)       (3,100,080)
 Retained earnings, substantially restricted                               23,068,857        23,236,009

 Accumulated other comprehensive income
         Unrealized appreciation on available-for-sale securities,
         net of income taxes;  9/30/99 - $1,799,944,
         6/30/99 - $2,026,448                                               3,064,770         3,438,826
                                                                          -----------       -----------
                                                                           71,197,941        71,565,597

 Treasury stock, at cost - 9/30/99 - 788,527 shares,
     6/30/99 - 642,127 shares                                              (9,906,904)       (8,132,375)
                                                                          ------------      ------------
                                                                           61,291,037        63,433,222
                                                                        $ 313,351,214       313,199,513
                                                                        =============      ============

See Notes to Consolidated Financial Statements

                 GUARANTY FEDERAL SAVINGS BANCSHARES, INC
         CONSOLIDATED STATEMENTS OF INCOME
        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                             9/30/99        9/30/98
                                                                             -------        -------
 INTEREST INCOME
 Loans                                                                    $ 5,179,899      4,383,216
 Investment securities                                                        211,967        432,603
 Other                                                                        169,928        118,070
                                                                          -----------    -----------
                                                                            5,561,794      4,933,889
                                                                          -----------    -----------
 INTEREST EXPENSE
 Deposits                                                                   1,499,578      1,586,184
 Federal Home Loan Bank advances                                            1,485,396        915,979
                                                                          -----------    -----------
                                                                            2,984,974      2,502,163
                                                                          -----------    -----------
 NET INTEREST INCOME                                                        2,576,820      2,431,726
 PROVISION FOR LOAN LOSSES                                                     45,000         45,000
                                                                          -----------    -----------
 NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                              2,531,820      2,386,726
                                                                          -----------    -----------
 NONINTEREST INCOME (LOSS)
 Service charges                                                              272,417        205,900
 Late charges and other fees                                                   56,611         25,388
 Gain (loss) on loans and investment securities                               (14,586)         9,750
 Income (expense) on foreclosed assets                                         13,372         (6,170)
 Other income                                                                  45,524         36,040
                                                                          -----------    -----------
                                                                              373,338        270,908
                                                                          -----------    -----------
 NONINTEREST EXPENSE
 Salaries and employee benefits                                               807,058        740,490
 Occupancy                                                                    205,092        174,330
 SAIF deposit insurance                                                        20,072         22,374
 Data processing                                                              113,739        116,318
 Advertising                                                                   90,331        107,896
 Other expense                                                                296,609        248,389
                                                                          -----------    -----------
                                                                            1,532,901      1,409,797
                                                                          -----------    -----------
 INCOME BEFORE INCOME TAXES                                                 1,372,257      1,247,837
 PROVISION FOR INCOME TAXES                                                   512,159        449,734
                                                                          -----------    -----------
 NET INCOME                                                                   860,098        798,103
 OTHER COMPREHENSIVE INCOME (LOSS)
           Unrealized appreciation (depreciation)  on
                available-for-sale securities, net of taxes of $219,684
                and $66,580 for 1999 and 1998, respectively                  (374,056)       113,366
                                                                          -----------    -----------
 COMPREHENSIVE INCOME                                                     $   486,042        911,469
                                                                          ===========    ===========
 BASIC EARNINGS PER SHARE                                                 $      0.16           0.14
                                                                          ===========    ===========
 DILUTED EARNINGS PER SHARE                                               $      0.16           0.14
                                                                          ===========    ===========

                        GUARANTY FEDERAL BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                        Comprehensive
                                                                                                           Income
                                                                                                           ------
                                                                                                          Unrealized
                                                                                                         Appreciation on
                                                Additional       Unearned                               Available-for-Sale
                                 Common        Paid-In          ESOP         Treasury      Retained       Securities
                                  tock         Capital         Shares         Stock        Earnings          Net          Total
                                  ----         -------         ------         -----        --------          ---       -----------
 Balance, June 30, 1999          $624,578    47,366,264     (3,100,080)    (8,132,375)    23,236,009      3,438,826     63,433,222
 Net income                          --            --             --             --          860,098           --          860,098
 Dividends on common stock,
   ($0.20 per share on
   5,136,256 shares)                 --            --             --             --       (1,027,250)          --       (1,027,250)
 Recognition and Retention Plan
 (RRP) expense & Restricted Stock
       Plan (RSP) expense            --         121,336           --             --             --             --          121,336
 Stock options exercised               49         2,949           --             --             --             --            2,998
 Treasury stock purchased            --            --             --       (1,774,529)          --             --       (1,774,529)
 Release of ESOP shares              --          11,247         57,410           --             --             --           68,657
 Tax liability of RRP shares         --         (19,439)          --             --             --             --          (19,439)
 Change in unrealized
 appreciation on
 available-for-sale
 securitites, net of
 income taxes of $219,684            --            --             --             --             --         (374,056)      (374,056)
                                 --------   -----------    -----------    -----------    -----------    -----------    -----------
 Balance, September 30, 1999     $624,627    47,482,357     (3,042,670)    (9,906,904)    23,068,857      3,064,770     61,291,037
                                 ========   ===========    ===========    ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                        Comprehensive
                                                                                                           Income
                                                                                                           ------
                                                                                                          Unrealized
                                                                                                         Appreciation on
                                                Additional       Unearned                               Available-for-Sale
                                    Common        Paid-In          ESOP         Treasury      Retained       Securities
                                    Stock         Capital         Shares         Stock        Earnings          Net          Total
                                     ----         -------         ------         -----        --------          ---       ---------
Balance, June 30, 1998           $   622,804     49,016,992    (3,444,540)          --       21,682,950      2,811,892   70,690,098
Net income                              --             --            --             --          798,103           --        798,103
Dividends on common stock,
  ($0.16 per share)                     --             --            --             --         (946,679)          --       (946,679)
Recognition and Retention Plan
(RRP) expense & Restricted
      Stock Plan (RSP) expense          --          133,485          --             --             --             --        133,485
RSP stock purchased                     --       (2,373,065)         --             --             --             --     (2,373,065)
Treasury stock purchased                --             --            --       (4,280,238)          --             --     (4,280,238)
Change in unrealized appreciation
on available-for-sale securitites,
net of income taxes of $66,580          --             --            --             --             --          113,366      113,366
                                 -----------     ----------    ----------     ----------     ----------      ---------   ----------
Balance, September 30, 1998      $   622,804     46,777,412    (3,444,540)    (4,280,238)    21,534,374      2,925,258   64,135,070
                                 ===========     ==========    ==========     ==========     ==========      =========   ==========


See Notes to Consolidated Financial Statements

                    GUARANTY FEDERAL SAVINGS BANCSHARES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                   1999              1998
                                                               ------------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $    860,098         798,103
Items not requiring (providing) cash:
     Deferred income taxes                                           88,661         (92,984)
     Depreciation                                                   104,523          97,240
     Provision for loan losses                                       45,000          45,000
     (Gain) loss on loans and investment securities                  14,586          (9,750)
     Gain on sale of foreclosed assets                              (13,372)           (138)
     Amortization of deferred income, premiums and discounts         24,086           1,438
     RRP/RSP expense                                                121,336         133,485
     Origination of loans held for sale                            (570,534)     (2,316,051)
     Proceeds from sale of loans held for sale                      696,369       1,748,403
     Release of ESOP shares                                          68,657            --
Changes in:
     Accrued interest receivable                                    136,487          83,431
     Prepaid expenses and other assets                               50,720      (1,407,598)
     Accounts payable and accrued expenses                          (61,005)        331,536
     Income taxes payable                                           397,066         367,717
                                                               ------------       ---------
Net cash provided by (used in) operating activities               1,962,678        (220,168)
                                                               ------------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans                                          (10,752,440)    (18,073,801)
 Principal payments on available-for-sale securities                296,260         121,110
 Principal payments held-to-maturity securities                     674,525       1,376,562
 Purchase of premises and equipment                                 (98,292)        (26,087)
 Purchase of available-for-sale securities                             --          (345,176)
 Proceeds from maturities of held-to-maturity securities          4,700,000         168,369
 Purchase of FHLB stock                                            (119,500)           --
 Proceeds from sale of foreclosed assets                            114,918         262,138
                                                               ------------       ---------
Net cash used in investing activities                            (5,184,529)    (16,516,885)
                                                               ------------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Stock options exercised                                              2,998            --
 Net increase (decrease) in demand deposits,
 NOW accounts and savings accounts                                  (66,696)      1,507,899
 Net increase (decrease) in certificates of deposit               2,098,175      (8,136,679)
 Proceeds from FHLB advances                                      3,019,600      29,840,000
 Repayments of FHLB advances                                     (4,479,968)     (2,211,594)
 Advances from borrowers for taxes and insurance                    471,048         438,999
 RSP stock purchased                                                   --        (2,373,065)
 Treasury stock purchased                                        (1,774,529)     (4,280,238)
                                                               ------------       ---------
 Net cash provided by (used in) financing activities               (729,372)     14,785,322
                                                               ------------       ---------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (3,951,223)     (1,951,731)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     9,689,121       7,304,923
                                                               ------------       ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  5,737,898       5,353,192
                                                               ============       =========

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

Note 4: Earnings Per Share
        ------------------

                                                            For three months ended September 30, 1999
                                                        ---------------------------------------------------
                                                           Income              Shares              Per-share
Basic EPS
Income available to common stockholders                   $ 860,098           5,216,265              $ 0.16
                                                                                                      ======
Effect of Dilutive Securities
Stock Options                                                                    57,869
                                                          ---------           ---------
Income available to common stockholders                   $ 860,098           5,274,134               $ 0.16
                                                          =========           =========               ======


                                                            For three months ended September 30, 1998
                                                        ---------------------------------------------------
                                                         Income              Shares              Per-share
Basic EPS
Income available to common stockholders                   $ 798,103           5,683,949              $ 0.14
                                                                                                      ======
Effect of Dilutive Securities
Stock Options                                                                    70,265
                                                          ---------           ---------
Income available to common stockholders                   $ 798,103           5,754,214               $ 0.14
                                                          =========           =========               ======


         Options to purchase 16,704 shares, 5,000 shares and 426,515 shares of common stock at $12.25, $12.63 per share and $13.44 per share, respectively were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5:  Benefit Plans
         -------------

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan (" RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of September 30, 1999, all of the RRP and RSP shares have been purchased and all except 2,925 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect $121,336 RRP and RSP expense for the three month period ending September 30, 1999. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank, as of September 30, 1999 all options except those on 24,231 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At September 30, 1999, there were 569,582 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 161,869 RRP and RSP shares were unvested.

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

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operation of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 1999, and the results of operations for the three months ended September 30, 1999 and 1998.

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

                        GUARANTY FEDERAL BANCSHARES, INC.

Financial Condition
-------------------

         The Bank's total assets increased $151,701, or 0.1%, from $313,199,513 as of June 30, 1999, to $313,351,214 as of September 30, 1999.

         Interest-bearing deposits in other financial institutions decreased $3,762,390, or 46.8% from $8,032,473 as of June 30, 1999, to $4,270,083 as of
September 30, 1999.

         Securities available-for-sale decreased $891,079, or 10.0% from $8,951,175 as of June 30, 1999, to $8,060,096 as of September 30, 1999, this is primarily due to the decrease in fair value of various equity securities. Securities held-to-maturity decreased due to maturities and principal repayments, by $5,379,558, or 34.9%, from $15,394,643 as of June 30, 1999, to
$10,015,085 as of September 30, 1999. The Bank continues to hold 96,000 shares of Federal Home Loan Corporation ("FHLMC") stock with a amortized cost of $94,000 in the available-for-sale category. As of September 30, 1999, the gross unrealized gain on the stock was $4,898,000 a decrease from $5,474,000 as of June 30, 1999.

         Net loans receivable increased by $10,689,466, or 4.1%, from $263,499,778, as of June 30, 1999, to $274,189,244, as of September 30, 1999,
and loans held-for-sale decreased by $140,421, or 18.3% from $769,074 as of June 30, 1999 to $628,653 as of September 30, 1999. Growth consisted of loans secured by both owner and non-owner occupied residential real estate, which increased by $4,068,000. In addition construction loans increased by $2,185,000, this was primarily due to an increase of $2,873,000 on loans for the construction of 1-4 family units. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned assets growth.

         Allowance for loan losses increased $45,000 or 1.9% from $2,349,328 of June 30, 1999, to $2,394,328 as of September 30, 1999. The allowance increased due to an increase in the provision for loan losses. The allowance for loan losses as of September 30, 1999 and June 30, 1999 was .85%, and .89% respectively, of net loans outstanding. As of September 30, 1999, the allowance for loan losses was 275.2% of impaired loans versus 259.3% as of June 30, 1999.

         Fair value of foreclosed assets held-for-sale decreased $101,546 from $101,546 as of June 30, 1999, to $0 as of September 30, 1999. This decrease was due to the sale of all foreclosed assets. The Bank recorded a gain of $13,372 on the sale of these assets.

         Deposits increased $2,031,479 or 1.4%, from $141,137,154 as of June 30, 1999, to $143,168,633 as of September 30, 1999. For the three months ending September 30, 1999, checking and passbook accounts decreased by $66,696, or 0.1% while certificates of deposits increased by $2,098,175 or 2.2%.

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

         As a result of the increase in deposits, and decrease in loan demand, FHLB advances decreased $1,460,368 or 1.4%, from $104,794,640 as of June 30, 1999, to $103,334,272 of September 30, 1999. As of September 30, 1999, the Bank had the ability to borrow an additional $72.3 million from the FHLB.

         Accrued expenses and other liabilities increased $958,287 or 192.0% from $499,221 as of June 30, 1999, to $1,457,508 as of September 30, 1999. The
majority of this increase is due to a $0.20 per share dividend payable to stockholders of record September 7, 1999, totaling $1,027,250.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $2,142,185, or 3.4%, from $63,433,222 as of June 30, 1999, to $61,291,037 as of September 30, 1999. This decrease was due to several factors. During this period a total of 146,400 shares of Company stock were repurchased in the open market at a cost of $1,774,529. In addition, dividends in the amount of $1,027,250 ($0.20 per share) were declared and payable, at September 30, 1999, to stockholders' of record as of September 7, 1999. There was also a decrease in the unrealized appreciation on available-for-sale securities of $374,056. On a per share basis, stockholders' equity decreased from $11.98 as of June 30, 1999 to $11.89 as of September 30, 1999.

Analysis of core earnings
-------------------------

          The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense and income taxes.

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

                                           Three months ended                      Three months ended
                                           September 30, 1999                      September 30, 1998
                                     --------------------------------        ----------------------------------
                                     Average       Yield/     Average        Average       Yield/     Average
                                     Balance      Interest     Cost          Balance      Interest     Cost
                                     -------      --------     ----          -------      --------     ----
                                               (In Thousands)                          (In Thousands)
ASSETS
Interest-earning:
Loans                                 $  268,378       5,180     7.72%         $ 215,962       4,383     8.12%
Investment securities                     13,141         212     6.45%            29,182         433     5.94%
Other assets                             17,403          170     3.91%            10,957         118     4.31%
                                         -------        ----     -----           -------        ----     -----
Total interest-earning                   298,922       5,562     7.44%           256,101       4,934     7.71%
                                                      ------     -----                        ------     -----
Noninterest-earning                       8,161                                    7,537
                                        --------                                --------
                                      $ 307,083                                $ 263,638
                                      ==========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                         $ 8,526          48     2.25%           $ 8,366          57     2.73%
Transaction accounts                      34,077         243     2.85%            26,026         183     2.81%
Certificates of deposit                   95,570       1,209     5.06%            98,950       1,346     5.44%
FHLB advances                            101,464       1,485     5.85%            59,801         916     6.13%
                                        --------      ------     -----           -------        ----     -----
Total interest-bearing                   239,637       2,985     4.98%           193,143       2,502     5.18%
                                                      ------     -----                        ------     -----
Noninterest-bearing                        4,130                                   3,104
                                          ------                                  ------
Total liabilities                        243,767                                 196,247
Stockholders' equity                      63,316                                  67,390
                                         -------                                 -------
                                       $ 307,083                               $ 263,637
                                       =========                               =========
Net earning balance                       59,285                                  62,958
                                         =======                                 =======
Earning yield less costing rate                                  2.46%                                   2.53%
                                                                 =====                                   =====
Net interest income, and
     net yield spread on
     interest earning assets                        $ 2,577      3.45%                         2,432     3.80%
                                                    ========     =====                        ======     =====
Ratio on interest-earning assets to
     interest-bearing liabilities                                 125%                                    133%
                                                                  ====                                    ====

                        GUARANTY FEDERAL BANCSHARES, INC.

Results of Operations - Comparison of Three Month Periods
Ended September 30, 1999 and 1998

         Net income for the three months ended September 30, 1999 was $860,098, compared to net income of $798,103 for the three months ended September 30, 1998 which represents a increase in earnings of $61,995, or 7.8% for the three month period.

Interest Income
---------------

         Total interest income for the three months ended September 30, 1999, increased $627,905 or 12.7% as compared to the three months ended September 30, 1998. For the three month period, the average yield on interest earning assets decreased 27 basis points to 7.44% and the average balance outstanding increased $42,821,000.

Interest Expense
----------------

         Total interest expense for the three months ended September 30, 1999, increased $482,811 or 19.3% when compared to the three months ended September 30, 1998. For the three month period, the average cost of interest bearing liabilities decreased 20 basis points to 4.98% while the average balance outstanding increased $46,494,000.

Net Interest Income
-------------------

         Net interest income for the three months ended September 30, 1999, increased $145,094, or 6.0% when compared to the three months ended September 30, 1998. The increases in average balances of interest earning assets and interest bearing liabilities discussed above contributed to the increase in net interest income by approximately $227,000. This was offset by the decrease in net earning yield by 7 basis points which resulted in a decrease in net interest income of approximately $82,000.

Provision for Loan Losses
-------------------------

          Based primarily on the continued growth of the loan portfolio, management decided to increase the loan loss reserve through a provision for loan loss of $45,000 for the three months ended September 30, 1999, compared to $45,000 for the three months ended September 30, 1998. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

                        GUARANTY FEDERAL BANCSHARES, INC.

Noninterest Income
------------------

         Noninterest income increased $102,430 for the three months ended September 30, 1999, or 37.8% compared to the three months ended September 30, 1998. The increase was primarily due to the increase in checking account customers which has resulted in more service charge income. Service charges on checking accounts increased $66,517 for the three months ended September 30, 1999, or 32.3% compared to the three months ended September 30, 1998.

Noninterest Expense
-------------------

         Noninterest expense increased $123,104 for the three months ended September 30, 1999 or 8.7% as compared to the three months ended September 30, 1998. In general this increase can be attributed to the overall increase in accounts served. There were no significant changes in any individual expense category.

Provision for Income Taxes
--------------------------

         There was a $62,245 increase in the provision for income taxes for the three months ended September 30, 1999, as compared to the same period in 1998. This increase was due to the increase in before tax income for the three months ended September 30, 1999, compared to the same period in 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of September 30, 1999, was $2,394,328 or 0.9% of loans receivable. Total assets classified as substandard or loss as of September 30, 1999, were $1,063,685 or 0.3% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.


                                          9/30/99       6/30/99        6/30/98
                                               (Dollars In Thousands)
Nonperforming loans                        $ 870           906          1,012
Real estate acquired in
settlement of loans                            -           101            286
                                           -----         -----          -----
Total Nonperforming Assets                 $ 870         1,007          1,298
                                           =====         =====          =====
Total Nonperforming Assets
as a Percentage of Total
Assets                                      0.28%         0.32%          0.50%
   Allowance for loan losses               $2,394         2,349          2,191
   Allowance for loan losses as a
   Percentage of average loans, net         0.89%         1.00%          1.24%



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

                        GUARANTY FEDERAL BANCSHARES, INC.

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1999, ARMs constituted 59.3% of the Bank's mortgage loan portfolio. As of September 30, 1999, ARMs represent 60.3% of the loan portfolio. Of the ARMs originated during the first quarter of fiscal year 2000, borrowers preferred initial fixed rate periods of three or five years. The Bank has continued to fund fixed rate loans through a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 1999, such loans made up 9.7% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1999, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $46,736,183 or 33.1% of its total deposits. As of September 30,1999, these accounts totaled $46,669,487 or 32.6% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

                        GUARANTY FEDERAL BANCSHARES, INC.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of June 30, 1999 (the most recent available), OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200 and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change                           Estimated Net Portfolio Value                    NPV as % of PV of Assets
---------                  ----------------------------------------------            ------------------------
in Rates                    $ Amount          $ Change          % Change          NPV Ratio         BP Change
+300                          60,719            (4,307)              -7%             20.5%            -18 bp
+200                          63,314            (1,712)              -3%             20.9%            +22 bp
+100                          64,873              (153)               0%             21.0%            +31 bp
   NC                         65,026                                                 20.7%
 -100                         63,517            (1,509)              -2%             19.9%            -75 bp
 -200                         60,740            (4,286)              -7%             18.9%           -184 bp
 -300                         57,751            (7,275)             -11%             17.7%           -298 bp


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

                        GUARANTY FEDERAL BANCSHARES, INC.

Interest Rate Sensitivity Analysis, continued
---------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1999, the Bank's liquidity ratio was 11.6%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 1999, the Bank had approximately $4,448,000 in commitments to originate mortgage loans and $16,685,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

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

         Our own systems. The Bank has spent $175,000 for hardware and software upgrades to our computer systems. We do not expect any further material costs. We believe our computers are Year 2000 compliant in all material respects.

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

                        GUARANTY FEDERAL BANCSHARES, INC.

         Systems provided by data processing services. This category is the most vital to the core business processes the Bank performs. We use an online data service bureau and other third-party vendors to process all transactional and reporting business. As mentioned, we have participated as a proxy institution in testing the core processing system with our service bureau. The Bank went through the processes of gathering pertinent account information and test transactions, entering data in a staged post-Year2000 environment, documenting information, and reviewing testing results. Our findings were addressed by the service bureau, and corrections made where applicable. Other third-party vendors have also been tested, either directly by us or, when applicable, in conjunction with our service bureau. In the aggregate, testing has been completed on these systems.

         Contingency planning. We have identified potential points of failure for each of our mission critical systems. For each potential failure we have developed contingency plans. We have tested these plans and intend to evaluate and update these plans as more information becomes available regarding the potential risks of the Year 2000 event. Such plans are labor-intensive causing us to be much less efficient. However, we believe that we would be able to operate in this manner, with reduced levels of customer service, until our existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus are operating in the year 2000, our replacement costs, assuming we could negotiate an agreement, could be material.

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

         None.

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

                                     Guaranty Federal Bancshares, Inc.

                    Signatures                                Date
                    ----------                                ----

  /s/ James E. Haseltine                                 November 12, 1999
-------------------------                            ---------------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



  /s/ Bruce Winston                                      November 12, 1999
-------------------------                            ---------------------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)