Form 10-Q
period 1999-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2000-02-10
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999
                                           -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            43-1792717
------------------------                       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    1341 West Battlefield
  Springfield, Missouri                                     65807
-------------------------                            ---------------------
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

                  Yes   X                                     No___
                      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at February 4, 2000
           -----                          -------------------------------
  Common Stock, Par Value $0.10                  5,252,777 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                        Page
----                                                                        ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statements (Unaudited):
         Statements of Financial Condition                                    3

         Statements of Income                                                 4

         Statements of Changes in Stockholders' Equity                        5

         Statements of Cash Flow                                              7

         Notes to Consolidated Financial Statements                           8

2.  Management's Discussion and Analysis of Financial Condition and           11
         Results of Operations

3. Quantitative and Qualitative Disclosures about Market Risk                 19

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                         21

2.  Changes in Securities and Use of Proceeds                                 21

3.  Defaults Upon Senior Securities                                           21

4.  Submission of Matters to Vote of Security-holders                         21

5.  Other Information                                                         22

6.  Exhibits and Reports on Form 8-K                                          22

    Signatures                                                                23

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 DECEMBER 31, 1999 (UNAUDITED) AND JUNE 30, 1999

                           ASSETS                                                  12/31/99           6/30/99
                           ------                                                  --------           -------
Cash                                                                           $   2,399,141         1,656,648
Interest-bearing deposits in other financial institutions                          3,918,829         8,032,473
                                                                               -------------         ---------
Cash and cash equivalents                                                          6,317,970         9,689,121
Available-for-sale securities                                                      7,415,065         8,951,175
Held-to-maturity securities                                                        9,571,276        15,394,643
Mortgage loans held for sale                                                         495,933           769,074
Loans receivable, net                                                            284,446,254       263,499,778
Accrued interest receivable:
Loans                                                                              1,550,749         1,459,508
Investments                                                                          118,570           297,431
Prepaid expenses and other assets                                                  6,328,065         5,671,845
Foreclosed assets held for sale                                                         --             101,546
Premises and equipment                                                             6,360,380         7,365,392
                                                                               -------------         ---------
                                                                               $ 322,604,262       313,199,513
                                                                               =============       ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

LIABILITIES
Deposits                                                                       $ 143,196,344       141,137,154
Federal Home Loan Bank advances                                                  115,835,718       104,794,640
Advances from borrowers for taxes and insurance                                      449,201         1,195,545
Accrued expenses and other liabilities                                               466,060           499,221
Accrued interest payable                                                             560,661           543,641
Income taxes payable                                                                 425,800           235,587
                                                                               -------------         ---------
Deferred income taxes                                                                980,780         1,360,503
                                                                               -------------         ---------
                                                                                 261,914,564       249,766,291
                                                                               -------------         ---------
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued; 12/31/99 - 6,247,329 shares, 6/30/99 - 6,245,775 shares                      624,733           624,578
Additional paid-in capital                                                        47,651,050        47,366,264
Unearned ESOP shares                                                              (2,985,260)       (3,100,080)
Retained earnings, substantially restricted                                       23,906,375        23,236,009
Accumulated other comprehensive income
        Unrealized appreciation on available-for-sale securities,
     net of income taxes;  12/31/99 - $1,577,514, 6/30/99 - $2,026,448         2,022,686,038         3,438,826
                                                                               -------------         ---------
                                                                                  71,882,936        71,565,597
Treasury stock, at cost - 12/31/99 - 898,752 shares, 6/30/99- 64                 (11,193,238)       (8,132,375)
                                                                               -------------         ---------
                                                                                  60,689,698        63,433,222
                                                                               -------------         ---------
                                                                               $ 322,604,262       313,199,513
                                                                               =============       ===========

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998(UNAUDITED)

                                     Three Months Ending            Six Months Ending
                                     -------------------            -----------------
                                   12/31/1999    12/31/1998    12/31/1999      12/31/1998
                                   -----------   -----------   ------------    ------------
INTEREST INCOME
Loans                              $ 5,381,790    4,590,813     10,561,689       8,974,029
Investment securities                 199,704       441,973        411,671         874,576
Other                                 150,609       150,205        320,537         268,275
                                   -----------   -----------   ------------    ------------
                                    5,732,103     5,182,991     11,293,897      10,116,880
                                   -----------   -----------   ------------    ------------
INTEREST EXPENSE
Deposits                            1,511,475     1,516,084      3,011,053       3,102,268
Federal Home Loan Bank advances     1,609,334     1,173,633      3,094,730       2,089,612
                                   -----------   -----------   ------------    ------------
                                    3,120,809     2,689,717      6,105,783       5,191,880
                                   -----------   -----------   ------------    ------------
Net Interest Income                 2,611,294     2,493,274      5,188,114       4,925,000
Provision for Loan Losses              45,000        45,000         90,000          90,000
                                   -----------   -----------   ------------    ------------
Net Interest Income after
     Provision for Loan Losses      2,566,294     2,448,274      5,098,114       4,835,000
                                   -----------   -----------   ------------    ------------
NONINTEREST INCOME (LOSS)
Service charges                       287,372       221,252        559,789         427,152
Late charges and other fees            27,301        25,909         83,912          51,297
Gain (loss) on loans
  and investment securities            12,737        28,953         (1,849)         38,703
Income (expense) on
  foreclosed assets                      (431)         (820)        12,941          (6,990)
Other income (expense)                (34,166)       28,126         11,358          64,166
                                   -----------   -----------   ------------    ------------
                                      292,813       303,420        666,151         574,328
                                   -----------   -----------   ------------    ------------
NONINTEREST EXPENSE
Salaries and employee benefits        879,155       711,315      1,686,213       1,485,160
Occupancy                             191,178       198,175        396,270         372,505
SAIF deposit insurance premiums        21,062        20,702         41,134          43,076
Data processing fees                  133,560       128,099        247,299         244,417
Advertising                            66,011       116,955        156,342         224,851
Other expense                         257,605       329,857        554,214         544,891
                                   -----------   -----------   ------------    ------------
                                    1,548,571     1,505,103      3,081,472       2,914,900
                                   -----------   -----------   ------------    ------------
Income before Income Taxes          1,310,536     1,246,591      2,682,793       2,494,428
Provision for Income Taxes            469,017       426,162        981,176         875,896
                                   -----------   -----------   ------------    ------------
NET INCOME                            841,519       820,429      1,701,617       1,618,532

OTHER COMPREHENSIVE INCOME
Unrealized appreciation on available-
     for-sale securities             (378,732)      919,135       (752,788)      1,032,501
                                   -----------   -----------   ------------    ------------
COMPREHENSIVE INCOME                $ 462,787     1,739,564        948,829       2,651,033
                                   ===========   ===========   ============    ============
BASIC EARNINGS PER SHARE               $ 0.17        $ 0.15         $ 0.33          $ 0.29
                                   ===========   ===========   ============    ============
DILUTED EARNINGS PER SHARE             $ 0.16        $ 0.14         $ 0.33          $ 0.28
                                   ===========   ===========   ============    ============

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                                                                        Accumulated Other
                                                                                                         Comprehensive
                                                                                                            Income
                                                                                                        ------------------
                                                  Additional      Unearned                               Appreciation on
                                      Common        Paid In         ESOP      Treasury       Retained   Available-for-Sale
                                      Stock         Capital        Shares      Stock         Earnings    Securities, Net   Total
                                    ---------    ----------     ----------    ----------    ----------  ----------------- --------
 Balance, June 30, 1999             $ 624,578    47,366,264     (3,100,080)   (8,132,375)   23,236,009    3,438,826     63,433,222
 Net income                                 -             -              -             -     1,701,617            -      1,701,617
 Dividends on common stock,
   ($0.20 per share on
   5,156,256 shares)                        -             -              -             -    (1,031,251)           -     (1,031,251)
 Recognition and Retention Plan
 (RRP) expense & Restricted Stock
       Plan (RSP) expense                   -       247,395              -             -             -            -        247,395
 Stock options exercised                  155         9,200              -             -             -            -          9,355
 Dividends on RRP Stock                               6,567                                                                  6,567
 Treasury stock purchased                   -             -              -    (3,060,863)            -            -     (3,060,863)
 Release of ESOP shares                     -        17,499        114,820             -             -            -        132,319
 Tax liability of RRP shares                -         4,125                            -             -            -          4,125
 Change in unrealized
 appreciation on available-
 for-sale securitites, net
 of income taxes of $442,114                -             -              -             -             -      (752,788)      (752,788)
                                    ---------    ----------     ----------    ----------    ----------     ---------     ----------
 Balance, December 31, 1999         $ 624,733    47,651,050      (2,985,260)  (11,193,238)  23,906,375     2,686,038     60,689,698
                                    =========    ==========      ==========   ===========   ==========     =========     ==========

See Notes to Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                                                                        Accumulated Other
                                                                                                         Comprehensive
                                                                                                            Income
                                                                                                        ------------------
                                                  Additional      Unearned                               Appreciation on
                                      Common        Paid In         ESOP      Treasury       Retained   Available-for-Sale
                                      Stock         Capital        Shares      Stock         Earnings    Securities, Net   Total
                                    ---------    ----------     ----------    ----------    ----------  ----------------- --------

Balance, June 30, 1998             $ 622,804    49,016,992     (3,444,540)            -    21,682,950      2,811,892    70,690,098
Net Income                                 -             -              -             -     1,618,532              -     1,618,532
Dividends on common stock,
($0.16 per share)                          -             -              -             -      (839,899)             -      (839,899)
Dividends on RRP stock                     -         7,500              -             -             -              -         7,500
Recognition and
   Retention Plan
   (RRP) expense
   & Restricted Stock
   Plan (RSP) expense                      -       263,534              -             -             -              -       263,534
Stock options exercised                   66         3,925              -             -             -              -         3,991
RSP stock purchased                        -    (2,373,065)             -             -             -              -    (2,373,065)
Treasury stock purchased                   -             -              -    (4,280,238)            -              -    (4,280,238)
Release of ESOP shares                     -        52,817        229,640             -             -              -       282,457
Tax benefit of RRP/RSP shares              -        23,554              -             -             -              -        23,554
Change in unrealized
   appreciation on available-
   for-sale securities, net of
    income taxes of $606,389               -             -              -             -             -      1,032,501     1,032,501
                                   ---------    ----------     ----------    ----------    ----------      ---------    ----------
Balance, December 31, 1998         $ 622,870    46,995,257     (3,214,900)   (4,280,238)   22,461,583      3,844,393    66,428,965
                                   =========    ==========     ==========    ==========    ==========      =========    ==========

                        GUARANTY FEDERAL BANCSHARES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)

                                                                              1999              1998
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 1,701,617        1,618,532
Items not requiring (providing) cash:
 Deferred income taxes                                                            80,825          (74,339)
 Depreciation                                                                    215,073          200,386
 Provision for loan losses                                                        90,000           90,000
 (Gain) loss  on loans and investment securities                                   3,975          (38,703)
 Loss on sale of premises and equipment                                           64,298                -
 Gain on sale of foreclosed assets                                               (13,372)            (138)
 Amortization of deferred income, premiums and discounts                          44,519           67,416
 RRP/RSP expense                                                                 247,395          263,534
Origination of loans held for sale                                            (2,047,971)      (8,443,733)
Proceeds from sale of loans held for sale                                      2,317,137        6,011,518
Release of ESOP shares                                                           132,318          282,457
Changes in:
 Accrued interest receivable                                                      87,620          (26,059)
 Prepaid expenses and other assets                                              (104,220)        (115,443)
 Accounts payable and accrued expenses                                           (16,141)         281,199
 Income taxes payable                                                            190,213         (236,709)
                                                                        -----------------   --------------
 Net cash provided by (used in) operating activities                           2,993,286         (120,082)
                                                                        -----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                        (21,073,389)     (25,536,974)
Principal payments on available-for-sale securities                              335,414          737,963
Principal payments on held-to-maturity securities                              1,116,999        2,290,661
Purchase of premises and equipment                                              (256,532)         (52,326)
Proceeds from sale of premises and equipment                                     982,174                -
Purchase of available-for-sale securities                                        (13,878)        (394,554)
Proceeds from maturities of held-to-maturity securities                        4,700,000        1,144,371
Purchase of FHLB stock                                                          (552,000)      (1,837,300)
Proceeds from sale of foreclosed assets                                          114,918          302,562
Capitalized costs on foreclosed assets                                                 -              322
                                                                        -----------------   --------------
       Net cash used in investing activities                                 (14,646,294)     (23,345,275)
                                                                        -----------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
Tax benefit of vested RRP shares                                                   4,125           23,554
Stock options exercised                                                            9,355            3,991
Cash dividends paid                                                           (1,031,251)        (839,899)
Cash dividends received on RRP Stock                                               6,567            7,500
Net increase in demand deposits,
 NOW accounts and savings accounts                                             1,007,366        4,924,655
Net increase (decrease) in certificates of deposit                             1,051,824       (9,090,475)
Proceeds from FHLB advances                                                   19,686,124       40,302,500
Repayments of FHLB advances                                                   (8,645,046)      (3,555,540)
Advances from borrowers for taxes and insurance                                 (746,344)        (501,151)
RSP stock purchased                                                                    -       (2,373,065)
Treasury stock purchased                                                      (3,060,863)      (4,280,238)
                                                                        -----------------   --------------
 Net cash provided by financing activities                                     8,281,857       24,621,832
                                                                        -----------------   --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         (3,371,151)       1,156,475
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 9,689,121        7,304,923
                                                                        -----------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 6,317,970        8,461,398
                                                                        =================   ==============

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

Note 4: Earnings Per Share
        ------------------

                                           For three months ended December 31, 1999   For six months ended December 31, 1999
                                           ----------------------------------------   --------------------------------------
                                             Income        Shares        Per-share      Income        Shares       Per-share
Basic EPS
Income available to common stockholders      $ 841,519     5,083,805        $ 0.17    $ 1,701,617     5,150,035         $ 0.33
                                                                            ======
Effect of Dilutive Securities
Stock Options                                                 53,264                                     54,599
                                             ---------     ---------                                  ---------
Income available to common stockholders      $ 841,519     5,137,069         $ 0.16   $ 1,701,617     5,204,634         $ 0.33
                                             =========     =========         ======   ===========     =========         ======

                                           For three months ended December 31, 1998   For six months ended December 31, 1998
                                           ----------------------------------------   --------------------------------------
                                             Income        Shares       Per-share       Income        Shares       Per-share
Basic EPS
Income available to common stockholders      $ 820,429     5,572,548         $ 0.15   $ 1,618,532     5,628,249         $ 0.29

Effect of Dilutive Securities
Stock Options                                                 66,226                                     68,289
                                                           ---------                                  ---------
Income available to common stockholders      $ 820,429     5,638,774         $ 0.14   $ 1,618,532     5,696,538         $ 0.28
                                             =========     =========         ======   ===========     =========         ======

         Options to purchase 5,000, 16,704, 5,000 and 426,515 shares of common stock at $11.75, $12.25, $12.63 and $13.44 per share, respectively, were outstanding during the three months and six months ended December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                        GUARANTY FEDERAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5:  Benefit Plans
         -------------

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan (" RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of December 31, 1999, all of the RRP and RSP shares have been purchased and all except 2,925 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect $247,395 RRP and RSP expense for the six month period ending December 31, 1999. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank, as of December 31, 1999 all options except those on 25,263 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting periods remaining unchanged. At December 31, 1999, there were 567,494 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 158,095 RRP and RSP shares were unvested.

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

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at December 31, 1999 and the results of operations for the three months and six months ended December 31, 1999 and 1998.

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. Actual results of the
Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but limited to; changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; and changes in the general level of interest rates.

                        GUARANTY FEDERAL BANCSHARES, INC.

Financial Condition
-------------------

         The  Bank's  total  assets   increased   $9,404,749,   or  3.0%,   from
$313,199,513 as of June 30, 1999, to $322,604,262 as of December 31, 1999.

         Interest-bearing deposits in other financial institutions decreased $4,113,644, or 51.2% from $8,032,473 as of June 30, 1999, to $3,918,829 as of
December 31, 1999, as the funds were used to fund new loans.

         Securities available-for-sale decreased $1,536,110, or 17.2% from $8,951,175 as of June 30, 1999, to $7,415,065 as of December 31, 1999. This is
primarily due to the decrease in fair value of various equity securities. Securities held-to-maturity decreased due to maturities and principal repayments, by $5,823,367, or 37.8%, from $15,394,643 as of June 30, 1999, to
$9,571,276 as of December 31, 1999. The Bank continues to hold 96,000 shares of Federal Home Loan Corporation ("FHLMC") stock with a amortized cost of $94,000 in the available-for-sale category. As of December 31, 1999, the gross unrealized gain on the stock was $4,518,000, a decrease from $5,474,000 as of June 30, 1999.

         Net loans receivable increased by $20,946,476, or 7.9%, from $263,499,778, as of June 30, 1999, to $284,446,254, as of December 31, 1999, and
loans held-for-sale decreased by $273,141, or 35.5% from $769,074 as of June 30, 1999 to $495,933 as of December 31, 1999. Growth consisted of loans secured by both owner and non-owner occupied residential real estate, which increased by $10,293,000. In addition construction loans increased by $3,831,000. This was primarily due to an increase of $4,457,000 in loans for the construction of 1-4 family units. Growth in loans receivable is anticipated to continue and represents a major part of the Bank's planned assets growth.

         Allowance for loan losses increased $85,554 or 3.6% from $2,349,328 of June 30, 1999, to $2,434,882 as of December 31, 1999. The allowance increased mainly due to an increase in the provision for loan losses. The allowance for loan losses as of December 31, 1999 and June 30, 1999 was .86%, and .89% respectively, of net loans outstanding. As of December 31, 1999, the allowance for loan losses was 167.6% of impaired loans versus 259.3% as of June 30, 1999.

         Fair value of foreclosed assets held-for-sale decreased $101,546 from $101,546 as of June 30, 1999, to $0 as of December 31, 1999. This decrease was due to the sale of all foreclosed assets. The Bank recorded a gain of $13,372 on the sale of these assets.

         Deposits increased $2,059,190 or 1.5%, from $141,137,154 as of June 30, 1999, to $143,196,344 as of December 31, 1999. For the six months ended December 31, 1999, checking and passbook accounts increased by $1,007,366, or 2.1% while certificates of deposits increased by $1,051,824 or 1.1%.

                        GUARANTY FEDERAL BANCSHARES, INC.

------------------------------

         As a result of the increase in loan demand and the repurchase of Company stock, FHLB advances increased $11,041,078 or 10.5%, from $104,794,640 as of June 30, 1999, to $115,835,718 of December 31, 1999. As of December 31, 1999, the Bank had the ability to borrow an additional $70 million from the FHLB.

         Advances from borrowers for taxes and insurance decreased $746,344 or 62.4% from $1,195,545 as of June 30, 1999, to $449,201 as of December 31, 1999.
The majority of this decrease is due to the payment of 1999 real estate taxes from borrower's escrow accounts.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $2,743,524, or 4.3%, from $63,433,222 as of June 30, 1999, to $60,689,698 as of December 31, 1999. This decrease was due to several factors. During this period a total of 256,625 shares of Company stock were repurchased in the open market at a cost of $3,060,863. In addition, dividends in the amount of $1,031,250 ($0.20 per share) were declared and payable, at September 30, 1999, to stockholders' of record as of September 7, 1999. There was also a decrease in the unrealized appreciation on available-for-sale securities of $752,788. On a per share basis, stockholders' equity increased from $11.98 as of June 30, 1999 to $12.02 as of December 31, 1999.

Analysis of Core Earnings
-------------------------

         The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by non-interest income, non-interest expense, and income taxes.

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

                                                   Six months ended                               Six months ended
                                                   December 31, 1999                              December 31, 1998
                                                   -----------------                              -----------------
                                      Average                       Yield/            Average                       Yield/
                                      Balance          Interest      Cost             Balance         Interest       Cost
                                      -------          --------      ----             -------         --------       ----

ASSETS
Interest-earning:
Loans                                $ 273,485          10,562        7.72%          $ 222,614          8,974        8.06%
Investment securities                   12,644             412        6.52%             28,017            875        6.25%
Other assets                            15,541             320        4.12%             13,208            268        4.06%
                              -----------------  -------------- ------------ ------------------ -------------- ------------
Total interest-earning                 301,670          11,294        7.49%            263,839         10,117        7.67%
Noninterest-earning                      8,146                                           7,468
                              -----------------                              ------------------
                                     $ 309,816                                       $ 271,307
                              =================                              ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                       $ 8,478              97        2.29%            $ 8,371            110        2.63%
Transaction accounts                    34,467             483        2.80%             26,892            378        2.81%
Certificates of Deposit                 95,482           2,431        5.09%             96,884          2,614        5.40%
FHLB Advances                          105,062           3,095        5.89%             69,274          2,090        6.03%
                              -----------------  -------------- ------------ ------------------ -------------- ------------
Total interest-bearing                 243,489           6,106        5.02%            201,421          5,192        5.16%
Noninterest-bearing                      4,691                                           3,618
                              -----------------                              ------------------
Total liabilities                      248,180                                         205,039
Stockholders' equity                    61,636                                          66,268
                              -----------------                              ------------------
                                     $ 309,816                                       $ 271,307
                              =================                              ==================
Net earning balance                   $ 58,181                                        $ 62,418
                              =================                              ==================
Earning yield less costing rate                                       2.47%                                          2.51%
                                                                ============                                   ============
Net interest income, and
     net yield spread on
     interest earning assets                           $ 5,188        3.44%                           $ 4,925        3.73%
                                                 ============== ============                    ============== ============
Ratio on interest-earning assets to
     interest-bearing liabilities                         124%                                           131%
                                                 ==============                                 ==============

                        GUARANTY FEDERAL BANCSHARES, INC.

              Results of Operations - Comparison of Three Month and
               Six Month Periods Ended December 31, 1999 and 1998

         Net income for the three months and six months ended December 31, 1999 was $841,519 and $1,701,617 as compared to $820,429 and $1,618,532 for the three months and six months ended December 31, 1998 which represents an increase in earnings of $21,090 or 2.6% for the three month period, and a increase in earnings of $83,085 or 5.1% for the six month period.

Interest Income
---------------

         Total interest income for the three months and six months ended December 31, 1999, increased $549,112 or 10.6% and $1,177,017 or 11.6% as compared to the three months and six months ended December 31, 1998. For the six month period ended December 31, 1999 compared to the same period in 1998, the average yield on interest earning assets decreased 18 basis points to 7.49%, while the average balance of interest earnings assets increased $37,831,000 over the same period one year ago.

Interest Expense
----------------

         Total interest expense for the three months and six months ended December 31, 1999, increased $431,092 or 16.0% and $913,903 or 17.6% when compared to the three months and six months ended December 31, 1998. For the six month period ended December 31, 1999 the average cost of interest bearing liabilities decreased 14 basis points to 5.02% while the average balance increased $42,068,000, when compared to the same period in 1998.

Net Interest Income
-------------------

         Net interest income for the three months and six months ended December 31, 1999, increased $118,020, or 4.7% and $263,114, or 5.3% when compared to the same period in 1998. For the six month period ended December 31, 1999 the increases in average balances of interest earning assets and interest bearing liabilities discussed above contributed to the increase in net interest income by approximately $366,000. This was offset by the decrease in net earning yield by 4 basis points which resulted in a decrease in net interest income of approximately $103,000 for the same period.

                        GUARANTY FEDERAL BANCSHARES, INC.

Provision for Loan Losses
-------------------------

         Based  primarily  on  the  continued   growth  of  the  loan  portfolio
management decided to increase the allowance for loan loss reserve through a provision for loan loss of $45,000 and $90,000 for the three months and six months ended December 31, 1999, respectively, compared to $45,000 and $90,000 for the same period in 1998. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income decreased $10,607, or 3.5% and increased $91,823, or 16.0% for the three months and six months ended December 31, 1999, when compared to the three months and six months ended December 31, 1998. The decrease for the three months ended December 31, 1999 was primarily due to losses on sale of premises and equipment during the period of $64,000, the increase for the six ended was primarily due to a increase in checking account service charges, which increased $132,637 or 31.1% for the six months ended December 31, 1999, when compared to the same period in 1998.

Noninterest Expense
-------------------

         Noninterest expense increased $43,468, or 2.9% for the three months ended December 31, 1999, and increased $166,572, or 5.7% for the six months ending December 31, 1999 when compared to the three months and six months ended December 31, 1998. In general this increase can be attributed to the overall increase in accounts served. There were no significant changes in any individual expense category.

Provision for Income Taxes
--------------------------

         There was a $42,855 and $105,280 increase in the provision for income taxes for the three months and six months ended December 31, 1999, as compared to the same period in 1998. This increase was due to the increase in before tax income for the three months and six months ended December 31, 1999, compared to the same period in 1998.

                        GUARANTY FEDERAL BANCSHARES, INC.

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of December 31, 1999, was $2,434,882 or 0.9% of loans receivable. Total assets classified as substandard or loss as of December 31, 1999, were $3,324,400 or 1.0% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                        12/31/1999    06/30/1999    06/30/1998
                                                   (Dollars In Thousands)
Nonperforming loans                        $ 1,455           906         1,012
Real estate acquired in
settlement of loans                              -           101           286
                                           -------         -----         -----
Total Nonperforming Assets                 $ 1,455         1,007         1,298
                                           =======         =====         =====
Total Nonperforming Assets
as a Percentage of Total
Assets                                        0.46%         0.32%         0.50%
   Allowance for loan losses               $ 2,435         2,349         2,191
   Allowance for loan losses as a
   Percentage of average loans, net          0.89%         1.00%         1.24%


Asset/Liability Management
--------------------------

         The goal of the Bank's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Bank's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates designed to maximize net interest income. Management also attempts to fund the Bank's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank's net interest income. Since the relative spread

                        GUARANTY FEDERAL BANCSHARES, INC.

between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1999, ARMs constituted 59.3% of the Bank's mortgage loan portfolio. As of December 31, 1999, ARMs represent 60.5% of the loan portfolio. Of the ARMs originated during the first quarter of fiscal year 2000, borrowers preferred initial fixed rate periods of three or five years. The Bank has continued to fund fixed rate loans through a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of December 31, 1999, such loans made up 10.1% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1999, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $46,736,183 or 33.1% of its total deposits. As of December 31,1999, these accounts totaled $47,743,549 or 33.4% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

                        GUARANTY FEDERAL BANCSHARES, INC.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of September 30, 1999 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

                     Estimated Net Portfolio Value      NPV as % of PV of Assets
    BP Change        -----------------------------      ------------------------
     in Rates       $ Amount          $Change   %Change     NPV Ratio BP Change
     --------       --------          -------    -------     --------- ---------
+300                 60,278            (5,023)     -8%        20.5%      -37 bp
+200                 63,083            (2,218)     -3%        21.0%       +9 bp
+100                 64,880              (421)     -1%        21.1%      +24 bp
  NC                 65,301                                   20.9%
-100                 64,002            (1,299)     -2%        20.2%      -70 bp
-200                 61,315            (3,987)     -7%        19.1%     -177 bp
-300                 58,308            (6,993)    -11%        18.0%     -292 bp

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

Liquidity and Capital Resources
-------------------------------

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1999, the Bank's liquidity ratio was 10.6%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of December 31, 1999, the Bank had approximately $2,354,000 in commitments to originate mortgage loans and $15,260,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

         The Company believes successful remediation of mission-critical systems has been completed in a timely manner. The Company has not experienced any significant operational or financial problems related to the Year 2000 compliance. Management presently believes that the Year 2000 Issue will not pose any future operational problems.

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

         The annual meeting of stockholders of the registrant was held on October 27, 1999. At the meeting the stockholders elected Wayne Barnes, Ivy Rogers, and Gregory Ostergren to three-year terms as director of the Savings Bank, while Gary Lipscomb, George Hall, Jack Barham, James Haseltine and Raymond Tripp continue to serve as directors. Also at that meeting, Baird, Kurtz & Dobson was ratified as Independent Certified Public Accountant. These same entities serve in identical capacities for the subsidiary bank of the registrant.

The results of voting are shown for each matter considered.

Director election:

Nominee                    Votes For                 Votes Withheld
-------                    ---------                 --------------

Wayne Barnes               4,889,524                    130,776

Ivy Rogers                 4,877,627                    152,673

Gregory Ostergren          4,886,365                    143,935

Auditor ratification:

Votes For                  4,941,317

Votes Against                 68,580

Abstentions                   20,403

Item 5.  Other Information
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         a)       Exhibits

4 Preferred Share Purchase Rights. Incorporated by reference to the Form 8-A filed on January 22, 1999 with the U.S. Securities and Exchange Commission (File No. 0-23325).

10.5     Change in Control Severance Agreements.

         b)       Reports on Form 8-K

                  None.

                        GUARANTY FEDERAL BANCSHARES, INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Guaranty Federal Bancshares, Inc.



        Signatures                                        Date
        ----------                                        ----

  /s/ James E. Haseltine                             February 4, 2000
------------------------------------------           ---------------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



  /s/ Bruce Winston                                  February 4, 2000
------------------------------------------           ---------------------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)