Form 10-Q
period 2000-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2000-05-12
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -----------

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
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


                 Telephone Number: (417) 520-4333

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X    No___
                      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 4, 2000
                  -----                              --------------------------
         Common Stock, Par Value $0.10                    4,921,216 Shares

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS
Item                                                                      Page
----                                                                      ----
                          PART I. Financial Information
                          -----------------------------

1.  Consolidated Financial Statements (Unaudited):
         Statements of Financial Condition                                   3

         Statements of Income                                                4

         Statements of Changes in Stockholders' Equity                       5

         Statements of Cash Flow                                             7

         Notes to Consolidated Financial Statements                          8

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    9

3. Quantitative and Qualitative Disclosures about Market Risk               12

                           PART II. Other Information
                           --------------------------

1.  Legal Proceedings                                                       15

2.  Changes in Securities and Use of Proceeds                               15

3.  Defaults Upon Senior Securities                                         15

4.  Submission of Matters to Vote of Security-holders                       15

5.  Other Information                                                       15

6.  Exhibits and Reports on Form 8-K                                        15

Signatures                                                                  16

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                                     PART I

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999

                            ASSETS                                3/31/2000        6/30/1999
                                                                  ---------        ---------
 Cash                                                          $   1,675,379        1,656,648
 Interest-bearing deposits in other financial institutions         4,716,726        8,032,473
                                                               -------------    -------------
   Cash and cash equivalents                                       6,392,105        9,689,121

 Available-for-sale securities                                     7,826,733        8,951,175
 Held-to-maturity securities                                       8,569,036       15,394,643
 Mortgage loans held for sale                                        673,835          769,074
 Loans receivable, less allowance for loan losses of
   3/31/00 - $2,474,972; 6/30/99 - $2,349,328                    289,594,407      263,499,778
 Accrued interest receivable:
   Loans                                                           1,650,174        1,459,508
   Investments                                                       111,531          297,431
 Prepaid expenses and other assets                                 6,889,931        5,671,845
 Foreclosed assets held for sale                                       1,200          101,546
 Premises and equipment, net                                       6,309,481        7,365,392
                                                               -------------    -------------
                                                               $ 328,018,433      313,199,513
                                                               =============    =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
 Deposits                                                      $ 144,855,339      141,137,154
 Federal Home Loan Bank advances                                 121,150,087      104,794,640
 Advances from borrowers for taxes and insurance                     944,670        1,195,545
 Accrued expenses and other liabilities                            1,324,772          499,221
 Accrued interest payable                                            714,358          543,641
 Income taxes payable                                                382,590          235,587
 Deferred income taxes                                               775,021        1,360,503
                                                               -------------    -------------
                                                                 270,146,837      249,766,291
                                                               -------------    -------------
 STOCKHOLDERS' EQUITY
 Common Stock:
   $0.10 par value; authorized 10,000,000 shares;
   issued;  3/31/00 - 6,249,737 shares,
   6/30/99 - 6,245,775 shares                                        624,974          624,578
 Additional paid-in capital                                       47,791,341       47,366,264
 Unearned ESOP shares                                             (2,927,850)      (3,100,080)
 Retained earnings, substantially restricted                      23,749,118       23,236,009

 Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
   net of income taxes;  3/31/00 - $1,452,692,
   6/30/99 - $2,026,448                                            2,473,502        3,438,826
                                                               -------------    -------------
                                                                  71,711,085       71,565,597

 Treasury stock, at cost - 3/31/00 - 1,153,052 shares,
   6/30/99- 642,127 shares                                       (13,839,489)      (8,132,375)
                                                               -------------    -------------
                                                                  57,871,596       63,433,222
                                                               -------------    -------------
                                                               $ 328,018,433      313,199,513
                                                               =============    =============

            See Notes to Condensed Consolidated Financial Statements
                                       3

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                    Three Months Ending            Nine Months Ending
                                                 --------------------------     -------------------------
                                                  03/31/2000     03/31/1999     03/31/2000     03/31/1999
                                                  ----------     ----------     ----------     ----------
INTEREST INCOME
Loans                                            $ 5,679,216      4,689,386     16,240,905     13,663,415
Investment securities                                218,118        416,485        629,789      1,291,061
Other                                                154,294        139,829        474,831        408,104
                                                                -----------    -----------    -----------
     Total Interest Income                         6,051,628      5,245,700     17,345,525     15,362,580
                                                 -----------    -----------    -----------    -----------

INTEREST EXPENSE
Deposits                                           1,548,637      1,433,321      4,559,690      4,535,589
Federal Home Loan Bank advances                    1,752,297      1,239,382      4,847,027      3,328,994
                                                 -----------    -----------    -----------    -----------
     Total Interest Expense                        3,300,934      2,672,703      9,406,717      7,864,583
                                                 -----------    -----------    -----------    -----------
Net Interest Income                                2,750,694      2,572,997      7,938,808      7,497,997
Provision for Loan Losses                             45,000         45,000        135,000        135,000
                                                 -----------    -----------    -----------    -----------
Net Interest Income after
     Provision for Loan Losses                     2,705,694      2,527,997      7,803,808      7,362,997
                                                 -----------    -----------    -----------    -----------
NONINTEREST INCOME (LOSS)
Service charges                                      262,954        199,084        822,743        626,236
Late charges and other fees                           34,084         32,570        117,996         83,867
Gain (Loss) on loans and investment securities        (3,185)         8,535         (5,034)        47,238
Income (expense) on foreclosed assets                  8,716         (4,291)        21,657        (11,281)
Other income                                          34,015         34,884         45,373         99,050
                                                 -----------    -----------    -----------    -----------
     Total Noninterest income                        336,584        270,782      1,002,735        845,110
                                                 -----------    -----------    -----------    -----------
NONINTEREST EXPENSE
Salaries and employee benefits                       837,224        802,633      2,523,437      2,287,793
Occupancy                                            209,104        205,476        605,374        577,981
SAIF deposit insurance premiums                        7,656         20,783         48,790         63,859
Data processing fees                                 144,035        132,873        391,334        377,290
Advertising                                          117,393        107,916        273,735        332,767
Other expense                                        334,299        246,927        888,513        791,818
                                                 -----------    -----------    -----------    -----------
     Total Noninterest Expense                     1,649,711      1,516,608      4,731,183      4,431,508
                                                 -----------    -----------    -----------    -----------
Income before Income Taxes                         1,392,567      1,282,171      4,075,360      3,776,599
Provision for Income Taxes                           494,229        458,548      1,475,405      1,334,444
                                                 -----------    -----------    -----------    -----------
NET INCOME                                           898,338        823,623      2,599,955      2,442,155


OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
     available-for-sale securities                  (212,536)      (451,431)      (965,324)       581,070
                                                 -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME                             $   685,802        372,192      1,634,631      3,023,225
                                                 ===========    ===========    ===========    ===========

BASIC EARNINGS PER SHARE                         $      0.18           0.15           0.51           0.44
                                                 ===========    ===========    ===========    ===========
DILUTED EARNINGS PER SHARE                       $      0.18           0.15           0.51           0.43
                                                 ===========    ===========    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements
                                       4

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                                  GUARANTY FEDERAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                                    Accumulated Other
                                                                                   Comprehensive Income
                                                                                   --------------------
                                                                                      Appreciation
                                            Additional                             (Depreciation) on
                                               Paid       Unearned        Retained Available-for-Sale
                             Common Stock   In Capital   ESOP Shares      Earnings   Securities, Net  Treasury Stock     Total
                             ------------   ----------   -----------      --------   ---------------  --------------     -----
Balance, June 30, 1999       $   624,578    47,366,264    (3,100,080)    23,236,009      3,438,826     (8,132,375)    63,433,222
Net income                             -             -             -      2,599,955              -              -      2,599,955
Dividends on common stock,
  ($0.20 per share on
  5,156,256 shares &
  $0.22 per share on
  4,798,163 shares)                    -             -             -     (2,086,846)             -              -     (2,086,846)
Recognition and
  Retention Plan (RRP) &
  Restricted Stock
  Plan (RSP):
RRP and RSP expense                    -       371,955             -              -              -              -        371,955
Dividends on RRP Stock                 -         6,567             -              -              -              -          6,567
Tax benefit of RRP & RSP               -         3,831             -              -              -              -          3,831
Stock options exercised              396        23,455             -              -              -              -         23,851
Release of ESOP shares                 -        19,269       172,230              -              -              -        191,499
Treasury stock purchased               -             -             -              -              -     (5,707,114)    (5,707,114)
Change in unrealized
  appreciation on
  available-for-sale
  securitites, net of
  income taxes of $566,936             -             -             -              -       (965,324)             -       (965,324)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, March 31, 2000      $   624,974    47,791,341    (2,927,850)    23,749,118      2,473,502    (13,839,489)    57,871,596
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                                  GUARANTY FEDERAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

                                                                                       Accumulated Other
                                                                                      Comprehensive Income
                                                                                      --------------------
                                                                                         Appreciation
                                              Additional                              (Depreciation) on
                                                 Paid        Unearned        Retained Available-for-Sale
                              Common Stock    In Capital    ESOP Shares      Earnings   Securities, Net  Treasury Stock     Total
                              ------------    ----------    -----------      --------   ---------------  --------------     -----
 Balance, June 30, 1998        $   622,804    49,016,992     (3,444,540)    21,682,950      2,811,892             -     70,690,098
 Net Income                              -             -              -      2,442,155              -             -      2,442,155
 Dividends on common stock,
   ($0.34 per share)                     -             -              -     (1,805,069)             -             -     (1,805,069)
 Recognition and
  Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
    RSP stock purchased                  -    (2,373,065)             -              -              -             -     (2,373,065)
    RRP and RSP expense                  -       389,338              -              -              -             -        389,338
    Dividends on RRP stock               -         7,500              -              -              -             -          7,500
    Tax benefit of RRP & RSP             -        23,554              -              -              -             -         23,554
 Stock options exercised             1,485        87,930              -              -              -             -         89,415
 Release of ESOP shares                  -        62,864        287,050              -              -             -        349,914
 Treasury stock purchased                -             -              -              -              -    (7,192,271)    (7,192,271)
 Change in unrealized
   appreciation on
   available-for-sale
   securities, net of
   income taxes of $341,263              -             -              -              -        581,070             -        581,070
                               -----------   -----------    -----------    -----------    -----------   -----------    -----------
 Balance, March 31, 1999       $   624,289    47,215,113     (3,157,490)    22,320,036      3,392,962    (7,192,271)    63,202,639
                               ===========   ===========    ===========    ===========    ===========   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

                                    GUARANTY FEDERAL BANCSHARES, INC
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                               03/31/2000      03/31/1999
                                                               ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $  2,599,955       2,442,155
 Items not requiring (providing) cash:
   Deferred income taxes                                          (18,546)        (86,523)
   Depreciation                                                   342,797         315,209
   Provision for loan losses                                      135,000         135,000
   (Gain) loss  on loans and investment securities                  5,034         (47,238)
   Loss on sale of premises and equipment                          64,298               -
   (Gain) loss on sale of foreclosed assets                       (13,372)          3,295
   Amortization of deferred income, premiums and discounts         24,688          66,695
   RRP/RSP expense                                                371,955         389,338
 Origination of loans held for sale                            (3,578,374)     (8,213,377)
 Proceeds from sale of loans held for sale                      3,668,579       7,621,200
 Release of ESOP shares                                           191,499         349,914
 Changes in:
   Accrued interest receivable                                     (4,766)         32,665
   Prepaid expenses and other assets                             (358,486)       (203,703)
   Accounts payable and accrued expenses                          (59,327)        192,645
   Income taxes payable                                           147,003          84,138
                                                             ------------    ------------
 Net cash provided by operating activities                      3,517,937       3,081,413
                                                             ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans                                        (26,266,397)    (40,182,514)
 Principal payments on available-for-sale securities              402,179       4,585,363
 Principal payments on held-to-maturity securities              1,662,067       3,217,266
 Purchase of premises and equipment                              (333,358)       (318,351)
 Proceeds from sale of premises and equipment                     982,174               -
 Purchase of available-for-sale securities                       (335,578)       (501,561)
 Proceeds from maturities of held-to-maturity securities        4,700,000       1,330,235
 Purchase of FHLB stock                                          (859,600)     (2,257,400)
 Proceeds from sale of foreclosed assets                          114,918         330,641
 Capitalized costs on foreclosed assets                                 -              46
                                                             ------------    ------------
     Net cash used in investing activities                    (19,933,595)    (33,796,275)
                                                             ------------    ------------
  CASH FLOWS FROM FINANCING ACTIVITIES
 Tax benefit of vested RRP shares                                   3,831          23,554
 Stock options exercised                                           23,851          89,415
 Cash dividends paid                                           (1,031,250)       (839,899)
 Cash dividends received on RRP Stock                               6,567           7,500
 Net increase in demand deposits,
   NOW accounts and savings accounts                            4,524,799       6,493,972
 Net increase (decrease) in certificates of deposit              (806,614)    (10,163,325)
 Proceeds from FHLB advances                                   38,686,124      49,092,500
 Repayments of FHLB advances                                  (22,330,677)     (3,945,157)
 Advances from borrowers for taxes and insurance                 (250,875)        (80,538)
 RSP stock purchased                                                    -      (2,373,065)
 Treasury stock purchased                                      (5,707,114)     (7,192,271)
                                                             ------------    ------------
     Net cash provided by financing activities                 13,118,642      31,112,686
                                                             ------------    ------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (3,297,016)        397,824
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 9,689,121       7,304,923
                                                             ------------    ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  6,392,105       7,702,747
                                                             ============    ============

            See Notes to Condensed Consolidated Financial Statements
                                       7

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Conversion, Reorganization and Stock Issuance
         ---------------------------------------------
         In April 1995 Guaranty Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association into a federal mutual holding company, Guaranty Federal Bancshares,
M. H. C. (the "MHC"). As part of the reorganization, the Association incorporated a de novo federally chartered stock savings bank, Guaranty Federal Savings Bank (the "Bank") and transferred most of its assets and all its liabilities to the Bank. The Bank issued 3,125,000 shares of its common stock (par value $1.00) of which 972,365 shares were sold to parties other than the MHC, thus creating a minority ownership interest in the Bank. The shares had an initial public offering price of $8.00 per share, resulting in gross sales proceeds of $7,778,920. Costs related to the stock issuance of $654,388 were applied to reduce the gross proceeds. Also $100,000 was transferred to the MHC for the initial capitalization in connection with reorganization.

         On December 30, 1997, the MHC completed a conversion to Guaranty Federal Bancshares, Inc. (the "Company"), a Delaware-chartered stock corporation. Stockholders' equity increased to $69.5 million primarily due to the conversion in which the Company exchanged 1,880,710 shares of its common stock for all the Bank's common stock not held by the MHC. This exchange ratio was 1.931. In addition, the Company sold 4,340,812 shares at $10.00 per share in a stock offering, including 344,454 shares to the employee stock ownership plan (the "ESOP"). Total shares of common stock outstanding following the offering and exchange was 6,221,522.

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

         The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of June 30, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Note 4:  Benefit Plans
         -------------
         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. As of March 31, 2000, all of the RRP and RSP shares have been purchased and all except 1,925 shares have been awarded. The Bank is amortizing the RRP and RSP expense over each participant's vesting period and the financial statements reflect $371,955 RRP and RSP expense for the nine month period ending March 31, 2000. The SOP and 1998 SOP authorized stock options on shares to be issued to officers and employees of the Bank, as of March 31, 2000 all options except those on 21,263 shares have been granted. The RRP, RSP, SOP and 1998 SOP vest over a five year period. The RRP and SOP have been adjusted to reflect the conversion, reorganization and stock issuance described in Note 1 with all vesting

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

periods  remaining  unchanged.   As  of  March  31,  2000,  there  were  569,086
unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 158,095 RRP and RSP shares were unvested.

Note 5: Earnings Per Share
        ------------------

                                                    For three months ended March 31, 2000      For nine months ended March 31, 2000
                                                    -------------------------------------      ------------------------------------
                                                      Income        Average                       Income        Average
                                                   Available to      Shares                    Available to     Shares
                                                   Stockholders    Outstanding   Per-Share     Stockholders    Outstanding Per-Share
                                                   ------------    -----------   ---------     ------------    ---------------------
 Basic Earnings per Share                           $ 898,338      4,928,861       $ 0.18       $ 2,599,955     5,076,310    $ 0.51
                                                                                  =======
 Effect of Dilutive Securities: Stock Options                         46,827                                       52,127
                                                                   ---------                                    ---------
 Diluted Earnings per Share                         $ 898,338      4,975,688       $ 0.18       $ 2,599,955     5,128,437    $ 0.51
                                                   ==========     ==========      =======      ============    ==========    ======

                                                    For three months ended March 31, 1999      For nine months ended March 31, 1999
                                                    -------------------------------------      ------------------------------------
                                                      Income        Average                       Income        Average
                                                   Available to      Shares                    Available to     Shares
                                                   Stockholders    Outstanding   Per-Share     Stockholders    Outstanding Per-Share
                                                   ------------    -----------   ---------     ------------    ---------------------
 Basic Earnings per Share                           $ 823,623      5,459,586       $ 0.15       $ 2,442,155     5,572,849    $ 0.44
 Effect of Dilutive Securities: Stock Options                         59,808                                       60,618
                                                                   ---------                                    --------
 Diluted Earnings per Share                         $ 823,623      5,519,394       $ 0.15       $ 2,442,155     5,633,467    $ 0.43
                                                    =========      =========       ======       ===========     =========    ======

         Options to purchase 5,000, 16,704, 5,000 and 425,483 shares of common stock at $11.75, $12.25, $12.63 and $13.44 per share, respectively, outstanding during the three months and nine months ended March 31, 2000, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

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

         The primary function of the Company has been to monitor its investment in the Bank, as a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at March 31, 2000 and the results of operations for the three months and nine months ended March 31, 2000 and 1999.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000



         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. Actual results of the
Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; and changes in the general level of interest rates.


Financial Condition
-------------------

         The  Company's's   total  assets   increased   $14,818,920   (5%)  from
$313,199,513 as of June 30, 1999, to $328,018,433 as of March 31, 2000.

         Interest-bearing deposits in other financial institutions decreased $3,315,747 (41%) from $8,032,473 as of June 30, 1999, to $4,716,726 as of March
31, 2000, as the funds were used to fund new loans.

         Securities available-for-sale decreased $1,124,442 (13%) from $8,951,175 as of June 30, 1999, to $7,826,733 as of March 31, 2000. This is
primarily due to the decrease in fair value of various equity securities. The Bank continues to hold 96,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $94,000 in the available-for-sale category. As of March 31, 2000, the gross unrealized gain on the stock was $4,518,000, a decrease from $5,474,000 as of June 30, 1999.

         Securities held-to-maturity decreased due to maturities and principal repayments, by $6,825,607 (44%) from $15,394,643 as of June 30, 1999, to
$8,569,036 as of March 31, 2000.

         Net loans receivable increased by $26,094,629 (10%) from $263,499,778 as of June 30, 1999, to $289,594,407 as of March 31, 2000. Permanent mortgage loans secured by both owner and non-owner occupied residential real estate increased by $14,187,000 and construction loans increased by $5,782,000. Loan growth is anticipated to continue and represents a major part of the Bank's planned assets growth.

         Allowance for loan losses increased $125,644 (5%) from $2,349,328 as of June 30, 1999, to $2,474,972 as of March 31, 2000. The allowance increased due to the provision for loan losses for the period exceeding net loan charge-offs. The allowance for loan losses as of March 31, 2000 and June 30, 1999 was 0.85%, and 0.89% respectively, of net loans outstanding. As of March 31, 2000, the allowance for loan losses was 219.9% of impaired loans versus 259.3% as of June 30, 1999.

         Fair value of foreclosed assets held-for-sale decreased $100,346 (99%) from $101,546 as of June 30, 1999, to $1,200 as of March 31, 2000. This decrease was due to the sale of foreclosed assets. The Bank recorded a gain of $13,372 on the sale of these assets.

         Deposits increased $3,718,185 (3%) from $141,137,154 as of June 30, 1999, to $144,855,339 as of March 31, 2000. For the nine months ended March 31, 2000, checking and passbook accounts increased by $4,524,799 (10%) while certificates of deposits decreased by $806,614 (1%).

         In order to fund the increase in loan demand and the repurchase of Company stock, the Company increased borrowing from the Federal Home Loan Bank (the "FHLB") by $16,355,447 (16%) from $104,794,640 as of June 30, 1999, to
$121,150,087 as of March 31, 2000. As of March 31, 2000, the Bank had the ability to borrow an additional $66 million from the FHLB.

         Advances from borrowers for taxes and insurance decreased $250,875 (21%) from $1,195,545 as of June 30, 1999, to $944,670 as of March 31, 2000. The
majority of this decrease is due to the payment of 1999 real estate taxes from borrower's escrow accounts.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

         Accrued expenses and other liabilities increased $825,551 (165%) from $499,221 as of June 30, 1999, to $1,324,772 as of March 31, 2000. The majority of this increase is due to a $0.22 per share dividend payable to stockholders of record March 30, 2000, totaling $1,055,596.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $5,561,626 (9%) from $63,433,222 as of June 30, 1999, to $57,871,596 as of March 31, 2000. This decrease was due to several factors. During this period the Company repurchased a total of 510,925 of its outstanding shares in the open market at a cost of $5,707,114. In addition, dividends in the amount of $1,031,250 ($0.20 per share) and $1,055,596, ($0.22 per share) were declared and paid, on September 30, 1999 and April 14, 2000, to stockholders' of record as of September 7, 1999 and March 30, 2000, respectively. There was also a decrease in the unrealized appreciation on available-for-sale securities of $965,324. On a per share basis, stockholders' equity increased from $11.98 as of June 30, 1999 to $12.05 as of March 31, 2000.


Results  of Operations - Comparison of Three Month and Nine Month Periods  Ended
--------------------------------------------------------------------------------
March 31, 2000 and 1999
-----------------------

         Net income for the three months and nine months ended March 31, 2000 was $898,338 ($0.18 per share) and $2,599,955 ($0.51 per share) as compared to $823,623 ($0.15 per share) and $2,442,155 ($0.44 per share) for the three months and nine months ended March 31, 1999, which represents an increase in earnings of $74,715 (9%) for the three month period and an increase in earnings of $157,800 (6%) for the nine month period.

Interest Income
         Total interest income for the three months and nine months ended March 31, 2000, increased $805,928 (15%) and $1,982,945 (13%) as compared to the three months and nine months ended March 31, 1999. For the nine month period ended March 31, 2000 compared to the same period in 1999, the average yield on interest earning assets decreased three basis points to 7.59%, while the average balance of interest earnings assets increased $36,072,000.

Interest Expense
         Total interest expense for the three months and nine months ended March 31, 2000, increased $628,231 (24%) and $1,542,134 (20%) when compared to the three months and nine months ended March 31, 1999. For the nine month period ended March 31, 2000, the average cost of interest bearing liabilities decreased one basis point to 5.06% while the average balance increased $41,039,000 when compared to the same period in 1999. The average balance of interest bearing liabilities increased $4,967,000 more than the average balance in interest earning assets. This reduction in net interest earning assets was due to the purchase of treasury stock funded by Federal Home Loan Bank borrowings

Net Interest Income
         Net interest income for the three months and nine months ended March 31, 2000, increased $177,697 (7%) and $440,811 (6%) when compared to the same periods in 1999. For the nine-month period ended March 31, 2000, the earning yield minus the costing rate spread declined two basis points to 2.53%. Approximately $9,954,000 of the increase in earning assets and costing liabilities at a spread of 2.53% offset the added interest expense resulting from the reduction in net interest earning assets. The spread on the remaining growth of assets and liabilities offset the lower interest spread and accounts for the overall growth in net interest income.

Provision for Loan Losses
         Based primarily on the continued growth of the loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $45,000 and $135,000 for the three months and nine months ended March 31, 2000, respectively, and of $45,000 and $135,000 for the same periods in 1999. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for potential losses. There can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000



Noninterest Income
         Noninterest income increased $65,802 (24%) for the three months ended March 31, 2000 and increased $157,625 (19%) for the nine months ended March 31, 2000, when compared to the three months and nine months ended March 31, 1999. These increases were primarily due to an increase in checking account service charges, of $63,870 (32%) for the three months, and $196,507 (31%) for the nine months.

Noninterest Expense
         Noninterest expense increased $133,103 (9%) for the three months ended March 31, 2000, and increased $299,675 (7%) for the nine months ending March 31, 2000 when compared to the three months and nine months ended March 31, 1999. In general this increase can be attributed to the overall increase in accounts served. There were no significant changes in any individual expense category.

Provision for Income Taxes
         The provision for income taxes increased $35,681 (8%) and $140,961 (11%) for the three months and nine months ended March 31, 2000, as compared to the same period in 1999. This increase was due to the increase in before tax income for the three months and nine months ended March 31, 2000, compared to the same period in 1999.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Nonperforming Assets
--------------------

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of March 31, 2000, was $2,474,972 or 0.9% of loans receivable. Total assets classified as substandard or loss as of March 31, 2000, were $3,207,845 or 1.0% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                           03/31/2000       06/30/1999       06/30/1998
                                                                           ----------       ----------       ----------
 Nonperforming loans                                                         $ 1,124              906            1,012
 Real estate acquired in settlement of loans                                       1              101              286
                                                                             -------            -----            -----
 Total nonperforming assets                                                  $ 1,125            1,007            1,298
                                                                             ========           ======           =====

 Total nonperforming assets as a percentage of total assets                     0.34%            0.32%            0.50%
 Allowance for loan losses                                                   $ 2,475            2,349            2,191
 Allowance for loan losses as a percentage of average net loans                 0.89%            1.00%            1.24%


Average Balances, Interest and Average Yields
---------------------------------------------

         The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Non-interest income, non-interest expense, and income taxes also impact net income.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

         The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. All dollar amounts are in thousands.

                         Nine Months ended 3/31/2000     Nine Months ended 3/31/1999
                        -----------------------------   -----------------------------
                        Average               Yield/      Average               Yield/
                        Balance     Interest   Cost       Balance      Interest  Cost
                        -------     --------   ----       -------      --------  ----
 ASSETS
 Interest-earning:
 Loans                 $ 278,163     16,241    7.78%     $ 228,377     13,663    7.98%
 Investment securities    12,307        630    6.83%        26,453      1,291    6.51%
 Other assets             14,276        475    4.44%        13,844        408    3.93%
                         -------     ------    -----       -------     ------    -----
 Total interest-earning  304,746     17,346    7.59%       268,674     15,362    7.62%

 Noninterest-earning       7,794                             7,650
                         -------                           -------
                       $ 312,540                         $ 276,324
                         =======                           =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing:
 Savings accounts        $ 8,420        148    2.34%       $ 8,414        157    2.49%
 Transaction accounts     34,843        752    2.88%        27,743        570    2.74%
 Certificates of Deposit  95,057      3,660    5.13%        95,927      3,808    5.29%
 FHLB Advances           109,430      4,847    5.91%        74,627      3,329    5.95%
                        --------     ------    -----       -------     ------    -----
 Total interest-bearing  247,750      9,407    5.06%       206,711      7,864    5.07%

 Noninterest-bearing       3,859                             3,741
                         -------                           -------
 Total liabilities       251,609                           210,452
 Stockholders' equity     60,931                            65,872
                         -------                           -------
                       $ 312,540                         $ 276,324
                         =======                           =======
 Net earning balance   $  56,996                         $  61,963
                         =======                         =========
 Earning yield less costing rate               2.53%                             2.55%
                                               =====                             =====
 Net interest income,
   and net yield spread
   on interest earning assets       $ 7,939     3.47%                 $ 7,498     3.72%
                                     ======    =====                 ========    =====
 Ratio on interest-earning
   assets to interest-
   bearing liabilities                           123%                              130%
                                                ====                              ====

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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000



         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 1999, ARMs constituted 59.3% of the Bank's mortgage loan portfolio. As of March 31, 2000, ARMs represent 61.8% of the loan portfolio. Of the ARMs originated during fiscal year 2000, borrowers preferred initial fixed rate periods of three or five years. The Bank has continued to fund fixed rate loans through a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2000, such loans made up 10.5% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1999, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $46,736,183 or 33% of its total deposits. As of March 31, 2000, these accounts totaled $51,260,982 or 35% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.


Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of December 31, 1999 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

             Estimated Net Portfolio Value   NPV as % of PV of Assets
BP Change    ------------------------------  ------------------------
 in Rates    $ Amount  $ Change   % Change     NPV Ratio      Change
 ---------   --------- ---------  ---------    ----------     ------
   +300      $ 58,154  $ (7,434)      -11%       19.37%       -1.07%
   +200        61,657    (3,931)       -6%       20.04%       -0.40%
   +100        64,285    (1,303)       -2%       20.43%       -0.01%
     NC        65,588                            20.44%
   -100        65,162      (426)       -1%       19.99%       -0.45%
   -200        62,981    (2,607)       -4%       19.09%       -1.35%
   -300        59,905    (5,683)       -9%       17.95%       -2.49%

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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000

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


Liquidity and Capital Resources
-------------------------------

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 2000, the Bank's liquidity ratio was 8.9%, which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2000, the Bank had approximately $2,670,000 in commitments to originate mortgage loans and $13,465,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.


Impact of Year 2000
-------------------

         The Company believes successful remediation of mission-critical systems has been completed in a timely manner. The Company has not experienced any significant operational or financial problems related to the Year 2000 compliance. Management presently believes that the Year 2000 Issue will not pose any future operational problems.

                                     PART II

Item 1.  Legal Proceedings
-------  -----------------
         None.

Item 2.  Changes in Securities
-------  ---------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------
         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders
-------  ----------------------------------------------------
         None.

Item 5.  Other Information
-------  -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
         a)  Exhibits
             10.6     2000 Stock Compensation Plan
         b)  Reports on Form 8-K
             None.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2000



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Guaranty Federal Bancshares, Inc.



         Signature and Title                             Date

  /s/ James E. Haseltine                                 May 4, 2000
--------------------------------------------------  ----------------------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



  /s/ Bruce Winston                                      May 4, 2000
--------------------------------------------------  ----------------------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)