Form 10-K
period 2000-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2000-09-26
CIK 1046203

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended        June 30, 2000
                          --------------------

                                    - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------

                     Commission File Number:      0-23325
                                              -----------

                       GUARANTY FEDERAL BANCSHARES, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                    43-1792717
------------------------------------------           ---------------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer Identification No.)
 or Organization)


   1341 West Battlefield, Springfield, Missouri                 65807
-------------------------------------------------    ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)
         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on September 7, 2000, was $37.1 million.

         As of September 5, 2000 there were outstanding 4,649,776 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000. (Part II)
2. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)



                       GUARANTY FEDERAL BANCSHARES, INC.

                                   Form 10-K

                               TABLE OF CONTENTS

Item                                                                                                        Page
-----                                                                                                       ----
                                                          PART I

         1.       Business...............................................................................1

         2.       Properties............................................................................19

         3.       Legal Proceedings.....................................................................19

         4.       Submission of Matters to a Vote of Security Holders...................................19

                                                       PART II

         5.       Market for Registrant's Common Equity and Related Stockholder Matters.................19

         6.       Selected Financial Data...............................................................19

         7.       Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.........................................19

         7A.      Quantitative and Qualitative Disclosures About Market Risk............................20

         8.       Financial Statements and Supplementary Data...........................................20

         8.       Changes in and Disagreements with Accountants

                  on Accounting and Financial Disclosure................................................20

                                                      PART III

         10.      Directors and Executive Officers of the Registrant....................................20

         11.      Executive Compensation................................................................20

         12.      Security Ownership of Certain Beneficial Owners and Management........................20

         13.      Certain Relationships and Related Transactions........................................20

         14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................21

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

  The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities. For this reason, unless otherwise specified, references to the Company include operations of the Bank. Further, information in a chart or table based on Bank only data is identical to or immaterially different from information that would provided on a consolidated basis.

Business of the Bank

  The Bank is a federally chartered stock savings bank that obtained its current name in April 1995 at the time it reorganized from a mutual savings association known as "Guaranty Federal Savings and Loan Association" into a mutual holding company structure.

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

Lending Activities

     Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated:


Composition of Loan Portfolio

                                                                                  As of June 30,
                                                    --------------------------------------------------------------------------------
                                                         2000              1999              1998           1997           1996
                                                    --------------   ---------------   --------------   -------------  -------------
                                                       $       %        $       %         $       %        $      %       $      %
                                                    --------------   ---------------   --------------   -------------  -------------
                                                                                   (Dollars in Thousands)
Mortgage loans (includes loans held for sale):
  One to four units                                 $198,155   63%    178,680   63%     148,396   66%    116,441  68%   98,918   68%
  Multi-family                                        39,146   12%     35,795   13%      21,536   10%     15,457   9%   13,701    9%
  Construction                                        41,372   13%     38,605   14%      34,729   16%     25,149  15    21,729   15%
  Commercial real estate                              26,559    9%     20,771    7%      12,721    6%      8,323   5     8,739    6%
                                                    --------  ---    --------  ---     --------  ---    -------- ---   -------  ---
Total mortgage loans                                 305,232   97%    273,851   97%     217,382   97%    165,370  97%  143,087   98%
                                                    --------  ---    --------  ---     --------  ---    -------- ---   -------  ---
  Commercial business loans                              761    0%        544    0%         646    0%        383   0%      255    0%
  Share loans                                            461    0%        573    0%         623    0%        720   0       530    0%
  Automobile                                           1,941    1%      2,016    1%       2,018    1%      1,765   1%    1,005    1%
  Other                                                7,118    2%      5,389    2%       3,251    1%      2,727   2%       48    0%
                                                    --------  ---    --------  ---     --------  ---    -------- ---   -------  ---
Total consumer and other loans                        10,281    3%      8,522    3%       6,538    3%      5,595   3%    1,838    1%
                                                    --------  ---    --------  ---     --------  ---    -------- ---   -------  ---
Total loans                                          315,513  100%    282,373  100%     223,920  100%    170,965 100%  144,925  100%
                                                              ===              ===               ===             ===            ===
Less:
  Loans in process                                    16,668           15,466            15,235           10,476         7,572
  Deferred loan fees/costs, net                          164              180                84              (39)          (22)
  Unearned discounts                                     108              109               190              216           238
  Allowance for loan losses                            2,520            2,349             2,191            2,177         2,108
                                                    --------         --------          --------         --------       -------
Total Loans, Net                                    $296,053          264,269           206,220          158,135       135,029
                                                    ========         ========          ========         ========       =======

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of June 30, 2000 of all loans due after June 2001, which have pre-determined interest rates and which have adjustable interest rates.


Fixed and Adjustable Rate Loans by Type


                                Fixed Rates     Adjustable Rates      Total
                              ---------------  -------------------  -----------
                                              (Dollars in Thousands)
One-to four-family                $    57,795              126,193      183,988
Multi-family                           11,469               26,469       37,938
Construction                            3,220                1,808        5,028
Commercial real estate                  5,199               11,267       16,466
Consumer & other loans                  7,751                    -        7,751
                              ---------------    -----------------  -----------
Total loans (1)                   $    85,434              165,737      251,171
                              ===============    =================  ===========

(1) Before deductions for unearned discounts, deferred loan fees/costs, net and allowance for loan losses.

The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments.

Origination, Purchase and Sale of Loans              Year ended June  30,
                                              ---------------------------------
                                                 2000        1999        1998
                                              ---------    --------    --------
                                                   (Dollars in Thousands)
Total gross loans receivable at
   beginning of period                        $ 282,373     223,920     170,965
                                              ---------    --------    --------
Loans originated:
  One-to-four-family                             62,206      66,282      66,385
  Multi-family                                    1,310       8,444          19
  Construction                                   50,346      44,503      35,800
  Commercial real estate                         11,870      10,440       7,793
  Consumer and other                              8,450       7,643       6,008
                                              ---------    --------    --------
Total loans originated                          134,182     137,312     116,005

Loans purchased:
Total loans purchased                                 -       7,896           -

Loans sold:
Whole loans                                      (5,000)    (10,376)     (6,364)
Loan principal repayments                       (68,247)    (61,734)    (53,684)
Other items, net (1)                            (27,795)    (14,645)     (3,002)
                                              ---------    --------    --------
Net loan activity                                33,140      58,453      52,955

Total gross loans receivable at
end of period                                   315,513     282,373     223,920
                                              =========    ========    ========

(1)  Consists principally of non-cash portion of loan originations.

          The following table sets forth the maturity of the Bank's loan portfolio as of June 30, 2000. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal repayments on loans totaled $68.2 million for the year ended June 30, 2000.

                                                 Due After One
                                  Due in One     Through Five    Due After Five
Loan Maturities                  Year or Less        Years           Years             Total
                                 ------------    -------------   --------------    -----------
                                                    (Dollars in thousands)
One to four family                $    13,903           73,873          110,115        197,891
Multi family                            1,208           12,115           25,823         39,146
Construction                           21,786            3,252            1,776         26,814
Commercial real estate                  9,007            5,037           11,429         25,473
Consumer and other loans                1,770            3,448            4,303          9,521
                                  -----------    -------------   --------------    -----------
Total  loans   (1 )               $    47,674           97,725          153,446        298,845
                                  -----------    -------------   --------------    -----------
Less:
Deferred loan fees/costs                                                                   164
Unearned discounts                                                                         108
Allowance for loan  losses                                                               2,520
                                                                                   -----------
Loans  receivable net                                                              $   296,053
                                                                                   ===========

(1) Includes mortgage loans held for sale of $995.

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

     As of June 30, 2000, $198.2 million or 63% of the Bank's total loan portfolio consisted of one- to four-family residential loans, of which 69% were ARM loans. The Bank currently offers ARM loans that have fixed interest rates for either one, three or five years and, following that initial fixed period, adjust annually. The Bank has also offered ARM loans for which interest rates adjust every one, three or five years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans currently are made for terms of 15 and 30 years.

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

     The Bank generally originates both owner occupied and non-owner occupied one-to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the mortgaged property, whichever is lower. The Bank may on occasion make loans up to 95% of appraised value or the selling price of the mortgage property, whichever is lower. However, the Bank typically requires private mortgage insurance for the excess percentage over 80% for mortgage loans with loan to value percentages over 80%.

     Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 2000, $39.1 million or 12% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as security interest in real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank's multi-family mortgage loans have been originated with an adjustable rates of interest, the majority, of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period and with subsequent adjustments at a spread to the one year US Treasury rate. The loan-to-one-borrower limitation, $8.6 million as of June 30, 2000, is the maximum the Bank will lend on a multi-family real estate loan. Loans above $500,000 require Board of Directors approval on a case-by-case basis.

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

     Construction Loans. As of June 30, 2000, construction loans totaled $41.4 million or 13% of the Bank's total loan portfolio. Construction loans are made to certain builders for construction of single family homes for resale, as well as to individuals in connection with long-term, permanent loans to be made upon completion of the construction. This portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

     Construction lending by its nature entails significant additional risks as compared with one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of the prospective construction loan projects require an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank has attempted to address these risks through its underwriting and construction monitoring procedures.

     Commercial Real Estate. As of June 30, 2000, the Bank has commercial real estate loans totaling $26.6 million or 9% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority, of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the one year US Treasury rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings. Less than $4 million in commercial real estate loans are located outside the Bank's market area.

     To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $8.6 million as of June 30, 2000, as its maximum commercial real estate loan amount. Commercial loans above $500,000 require Board of Directors approval on a case-by-case basis. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

     As of June 30, 2000, the Bank's loan portfolio also included approximately $8.6 million in loans to develop land into residential lots and loans on completed lots in the commercial real estate loan portfolio. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

     Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 2000, the Bank has such loans totaling $10.3 million or 3% of the Bank's total loan portfolio. The Bank will continue to expand its consumer and commercial lending as opportunities present themselves.

     Loan Approval Authority and Underwriting. All loans must have the approval of the members of the Loan Committee which consists of seven senior officers. The Loan Committee meets periodically to review and approve loans made within the scope of its authority. Loans in excess of $500,000 require prior approval by the Board of Directors.

     For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets, and certain other information are verified, and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is generally required, which currently is performed by certified appraisers. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans. Borrowers generally must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.


Delinquencies and Problem Assets.

     Delinquent Loans. As of June 30, 2000, the Bank has one loan 90 days or
     ----------------
more past due with a principal balance of $12,495, two loans contractually past maturity with a total principal balance of $236,414 and twelve loans between 30 and 89 days past due with total principal balances of $984,000. The Bank generally does not accrue interest on loans past due more than 90 days.

     The following table sets forth the Bank's loans that were 90 days or more delinquent at the dates indicated.

Delinquency Summary                                                                   As of June 30,
                                                                  ----------------------------------------------------------
                                                                     2000         1999        1998        1997       1996
                                                                  ----------   ----------  ----------  ----------  ---------
                                                                                      (Dollars in Thousands)
Loans contractually past maturity or past due 90 days or more and accounted for on a non-accrual basis:
Mortgage Loans:
  One-to four-family                                              $       13          110           -         279          -
  Multi-family                                                             -            -           -         286          -
  Construction                                                            84            -           -         190        273
  Commercial real estate                                                   -            -           -           -          -
                                                                  ----------   ----------  ----------  ----------  ---------
                                                                          97          110           -         755        273
                                                                  ----------   ----------  ----------  ----------  ---------
Non-mortgage loans:
  Commercial loans                                                         -            -           -           -        120
  Consumer and other loans                                                 -            -           -           -          -
                                                                  ----------   ----------  ----------  ----------  ---------
                                                                           -            -           -           -        120
                                                                  ----------   ----------  ----------  ----------  ---------
    Total non-accrual loans                                               97          110           -         755        393
                                                                  ----------   ----------  ----------  ----------  ---------
Accruing loans which are contractually past
  maturity or past due 90 days or more:
Mortgage Loans:
  One-to four-family                                                     152            -           -           -        246
  Multi-family                                                             -            -           -           -          -
  Construction                                                             -          102         121         113      1,047
  Commercial real estate                                                   -            -           -           -         91
                                                                  ----------   ----------  ----------  ----------  ---------
                                                                         152          102         121         113      1,384
                                                                  ----------   ----------  ----------  ----------  ---------
Non-mortgage loans:
  Commercial loans                                                         -            -           -           -          -
  Consumer and other loans                                                 -            -           -           -          -
                                                                  ----------   ----------  ----------  ----------  ---------
                                                                           -            -           -           -          -
                                                                  ----------   ----------  ----------  ----------  ---------
    Total past maturity or past due accruing loans                       152          102         121         113      1,384
                                                                  ----------   ----------  ----------  ----------  ---------
Total contractually past maturity or 90 days or more
past due                                                          $      249          212         121         868      1,777
                                                                  ==========   ==========  ==========  ==========  =========
Total contractually past maturity or 90 days or more
past due as a percentage of net loans                                   0.08%        0.08%       0.06%       0.55%      1.32%
                                                                        ====         ====        ====        ====       ====
Total contractually past maturity or 90 days or more
past due as a percentage of total assets                                0.07%        0.07%       0.05%       0.44%      0.96%
                                                                        ====         ====        ====        ====       ====

  Non-Performing Assets.  Loans are reviewed on a regular basis and are placed
  ---------------------
on non-accrual status when, in the opinion of management, the collection of all interest at contractual rates is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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

  As of July 1, 1995, the Bank implemented Statement of Financial Accounting Standards No. 114 ("SFAS 114"). While implementation had no material effect on net income, in accordance with the pronouncement, loans totaling $851,818, net of the valuation allowance, which were previously classified as in-substance foreclosures and reported as part of foreclosed assets held-for-sale, were reclassified to loans along with $199,033 of related allowances for uncollectibility.

  The following table shows the principal amount of non-performing assets and the resulting impact on interest income for the periods then ended.

Non-Performing Assets                                                         As of June 30,
                                                          -------------------------------------------------------------
                                                            2000         1999         1998          1997         1996
                                                          ---------    ---------    ---------    ----------   ---------
                                                                              (Dollars in Thousands)
Mortgage Loans:
  One-to four-family                                      $     578          151          213           279           -
  Multi-family                                                  441          751          775           286           -
  Construction                                                   84            -            -           190         273
  Commercial real estate                                      3,652            -            -           502           -
                                                          ---------    ---------    ---------    ----------   ---------
                                                              4,755          902          988         1,257         273
                                                          ---------    ---------    ---------    ----------   ---------
Non-mortgage loans:
  Commercial loans                                                -            -            -             -         120
  Consumer and other loans                                        2            4           24             -           -
                                                          ---------    ---------    ---------    ----------   ---------
                                                                  2            4           24             -         120
                                                          ---------    ---------    ---------    ----------   ---------
    Total non-accrual loans                                   4,757          906        1,012         1,257         393
Real estate and other assets acquired in
settlement of loans                                               2          102          286           210           2
                                                          ---------    ---------    ---------    ----------   ---------
Total non-performing assets                               $   4,759        1,008        1,298         1,467         395
                                                          =========    =========    =========    ==========   =========



Total non-accrual loans as a percentage of net
loans                                                          1.61%        0.34%        0.49%         0.79%       0.29%
                                                               ====         ====         ====          ====        ====
Total non-performing assets as a percentage of
total assets                                                   1.39%        0.32%        0.50%         0.74%       0.21%
                                                               ====         ====         ====          ====        ====
Impact on interest income for the period
Interest income that would have been
recorded on non-accruing loans                            $      47           10           16            31          15
                                                          =========    =========    =========    ==========   =========

     Problem Assets.  Federal regulations require that the Bank review and
     --------------
classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     For management purposes, the Bank also designates certain loans for additional attention. Such loans are called "Special Mention" and have identified weaknesses that if the situation deterioriates the loans would merit a Substandard classification.

     The following table shows the aggregate amounts of the Bank's classified assets as of June 30, 2000.

Classification of Assets              Special Mention         Substandard             Doubtful              Loss
                                    -------------------    -----------------      ----------------    ----------------
                                    Number       Amount    Number     Amount      Number    Amount    Number    Amount
                                    ------       ------    ------     ------      ------    ------    ------    ------
                                                                      (Dollars in Thousands)
Loans:
  One- to four-family                   28      $ 1,699        19    $ 1,596           -    $    -         -    $    -
  Multi-family                           -            -         3        652           -         -         3       123
  Commercial real estate                 5        1,495         2      3,652           -         -         -         -
  Land                                   3          286         -          -           -         -         -         -
  Other loans                            -            -         7         42           -         -         -         -
                                    ------      -------    ------    -------      ------    ------    ------    ------
Total loans                             36        3,480        31      5,942           -         -         3       123
                                    ------      -------    ------    -------      ------    ------    ------    ------
Foreclosed assets held-for-sale:
  One- to four-family                    -            -         -          -           -         -         -         -
  Commercial real estate                 -            -         -          -           -         -         -         -
  Land and other assets                  -            -         1          2           -         -         -         -
                                    ------      -------    ------    -------      ------    ------    ------    ------
Total foreclosed assets                  -            -         1          2           -         -         -         -
                                    ------      -------    ------    -------      ------    ------    ------    ------
  Total                                 36      $ 3,480        32    $ 5,944           -    $    -         3    $  123
                                    ======      =======    ======    =======      ======    ======    ======    ======


     As of June 30, 2000, the Bank has no real estate obtained through foreclosure, and $1,625 in other repossessed property.

     Substandard loans include five loans to three borrowers totalling $4.4 million. Three of the loans to one borrower are secured by multifamily properties. These properties have not historically generated sufficient cash flow to properly maintain the properties and service the debt. The second troubled borrower is a builder having difficulty selling newly constructed homes. The third troubled borrower owns and operates three motels. Since the loan secured by these motels was originated, the motels have experienced significant competition from newly constructed motels. Each of these loans was current as of June 30, 2000.

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

     As of June 30, 2000 the Bank's total allowance for loan losses was $2.5 million or 0.80% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

     In March 1996 the Bank had $1.4 million of loan recovery on a commercial loan which was previously partially charged off. The loan recovery represents amounts recovered in excess of the carrying balance of the loan as reflected by the original terms of the loan, including accrued interest and previously charged-off principal. Consequently, the Bank determined that the allowance for loan losses was sufficient and credited the provision for loan losses for $1.2 million. During fiscal year 1997, the Bank again experienced a net recovery and elected to make no further addition to the allowance.

     During fiscal 2000, 1999 and 1998, the Bank experienced loan charge offs in excess or recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

     The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

Allowance for Loan Losses                                              Year Ended June 30,
                                                         ------------------------------------------
                                                          2000      1999     1998     1997    1996
                                                         -------   ------   ------  ------  -------
                                                                    (Dollar in Thousands)
Beginning balance                                        $ 2,349    2,191    2,177   2,108   1,718
                                                         -------   ------   ------  ------  ------
Gross loan charge offs
Mortgage Loans:
  One-to four-family                                           -        -      (56)    (59)     (4)
  Multi-family                                                 -        -        -       -       -
  Construction                                                 -       (3)     (49)      -       -
  Commerical real estate                                       -        -        -       -       -
                                                         -------   ------   ------  ------  ------
                                                               -       (3)    (105)    (59)     (4)
                                                         -------   ------   ------  ------  ------
Non-mortgage loans:
  Commercial loans                                             -        -        -       -       -
  Consumer and other loans                                    (9)     (26)     (46)     (4)      -
                                                         -------   ------   ------  ------  ------
                                                              (9)     (26)     (46)     (4)      -
                                                         -------   ------   ------  ------  ------
   Total charge offs                                          (9)     (29)    (151)    (63)     (4)
                                                         -------   ------   ------  ------  ------
Recoveries
Mortgage Loans:
  One-to four-family                                           -        -       42      35       -
  Multi-family                                                 -        -        -       -       -
  Construction                                                 -        -        -       -       -
  Commercial real estate                                       -        -        -       -   1,400
                                                         -------   ------   ------  ------  ------
                                                               -        -       42      35   1,400
                                                         -------   ------   ------  ------  ------
Non-Mortgage loans:
  Commercial loans                                             -        7        -      97       7
  Consumer and other loans                                     -        -        -       -       -
                                                         -------   ------   ------  ------  ------
                                                               -        7        -      97       7
                                                         -------   ------   ------  ------  ------
   Total recoveries                                            -        7       42     132   1,407
                                                         -------   ------   ------  ------  ------
Net loan recoveries (charge-offs)                             (9)     (22)    (109)     69   1,403
Provision for loan losses charged (credited)
 to expense                                                  180      180      123       -  (1,212)
Allowance reclassified to loans which were
 previously classified as insubstance
 forclosures                                                   -        -        -       -     199
                                                         -------   ------   ------  ------  ------
Ending balance                                           $ 2,520    2,349    2,191   2,177   2,108
                                                         =======   ======   ======  ======  ======

Net charge-offs (recoveries) as a percentage
 of average loans, net                                      0.00%    0.01%    0.06%  -0.05%  -1.10%
                                                         =======   ======   ======  ======  ======
Allowance for loan losses as a percentage of
 average loans, net                                         0.89%    1.00%    1.24%   1.49%   1.65%
                                                         =======   ======   ======  ======  ======
Allowance for loan losses as a percentage of
 total non-performing loans                                   53%     259%     217%    173%    536%
                                                         =======   ======   ======  ======  ======

Allocation of Allowance for Loan Losses

     The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.

                                                                          As of June 30,
                                   ----------------------------------------------------------------------------------------
                                        2000               1999                1998             1997              1996
                                   -------------      --------------      -------------     -------------     -------------
                                    Amount   %         Amount     %        Amount    %      Amount     %      Amount     %
                                   -------  ----      -------   ----      -------  ----     -------  ----     -------  ----
                                                                      (Dollars in thousands)
Mortgage Loans                     $ 2,439    97%     $ 2,341     97%     $ 2,185    97%    $ 2,099    97%    $ 2,071    99%
Consumer and other loans                81     3%           8      3%           6     3%         78     3%         37     1%
                                   -------  ----      -------   ----      -------  ----     -------  ----     -------  ----
  Total                            $ 2,520   100%     $ 2,349    100%     $ 2,191   100%    $ 2,177   100%    $ 2,108   100%
                                   =======  ====      =======   ====      =======  ====     =======  ====     =======  ====

Investment Activities

     The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 2000, the Company has investment securities with a carrying value and an estimated fair value of $20.4 million. Of those securities $13.6 million, or 67%, of the Company's investment securities portfolio are available-for-sale.

     The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and loans on federal funds.

     The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

                                                               Gross            Gross
                                           Amortized        Unrealized       Unrealized      Approximate
Investment Securities                         Cost             Gains          (Losses)        Fair Value
                                         ------------       ------------    ------------     ------------
As of June 30, 2000

AVAILABLE-FOR-SALE SECURITIES

Equity Securities:

  FHLMC stock                            $     94,000         3,794,000               -         3,888,000
  Other stock                                 938,005            83,665        (172,379)          849,291

Debt Securities:

  Trust preferred securities                6,509,629           143,604               -         6,653,233
  Mortgage-backed securities                2,295,819                 -         (41,036)        2,254,783

HELD-TO-MATURITY SECURITIES:
  U.S. government agencies                    600,061                 -         (19,022)          581,039
  Mortgage-backed securities                6,168,611           113,477        (106,541)        6,175,547
                                         ------------       -----------     -----------      ------------
                                         $ 16,606,125         4,134,746        (338,978)       20,401,893
                                         ============       ===========     ===========      ============

                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized     Approximate
Investment Securities                       Cost            Gains          (Losses)       Fair Value
                                        --------------  --------------  --------------  --------------
As of June 30, 1999
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
 FHLMC stock                            $      94,000       5,474,000             -         5,568,000
 Other stock                                  735,762         106,973         (72,700)        770,035
Debt Securities:
 Mortgage-backed securities                 2,644,526           7,168         (38,554)      2,613,140
HELD-TO-MATURITY SECURITIES:

 U. S. government agencies                  7,442,210              32          (6,800)      7,435,442
 Mortgage-backed securities                 7,952,433         300,020         (63,913)      8,188,540
                                        --------------  --------------  --------------  --------------
                                        $  18,868,931       5,888,193        (181,967)     24,575,157
                                        ==============  ==============  ==============  ==============


As of June 30, 1998
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
 FHLMC stock                            $      94,000       4,424,000             -         4,518,000
 Other stock                                  215,697          32,522          (1,198)        247,021
Debt Securities:
 Mortgage-backed securities                 9,047,661           7,997             -         9,055,658
HELD-TO-MATURITY SECURITIES:
 U. S. government agencies                  8,922,389          14,358         (75,747)      8,861,000
 Mortgage-backed securities                11,948,654         522,116         (21,770)     12,449,000
                                        --------------  --------------  --------------  --------------
                                        $  30,228,401       5,000,993         (98,715)     35,130,679
                                        ==============  ==============  ==============  ==============



Composition of Investment Portfolio


     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio as of June 30, 2000:

                                                                        Weighted
Investment Portfolio Maturities and Average          Amortized           Average           Approximate
Weighted Yields                                        Cost               Yield             Fair Value
--------------------------------------------       --------------     -------------       --------------
Due after ten years (1)                             $  7,109,690              7.44%           7,234,272
Equity securities not due on a
  single maturity date                                 1,032,005              0.00%           4,737,291
Mortgage-backed securities not due on a
  single maturity date                                 8,464,430              7.74%           8,430,330
                                                   --------------             -----       --------------
                                                   $  16,606,125              5.84%          20,401,893
                                                   ==============             ====        ==============

(1) Consists of government agency and trust preferred securities

Sources of Funds

     General. The Company's primary sources of funds are deposits, borrowings, amortization and prepayments on loans and mortgage-backed securities.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, passbook savings, money market, individual retirement accounts ("IRAs"), and NOW (checking) accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, local competition, and competition from non-bank financial service providers. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

     The Bank seeks to maintain a high level of stable core deposits by providing convenient and high quality service through its offices.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.


Deposit Account Types

                                                                          As of June 30,
                                   -----------------------------------------------------------------------------------------------

                                              2000                              1999                            1998
                                   -------------------------------  ------------------------------  ------------------------------

                                   Average                Percent   Average               Percent   Average               Percent
                                   Interest               of Total  Interest              of Total  Interest              of Total
                                     Rate      Amount     Deposits    Rate     Amount     Deposits    Rate      Amount    Deposits
                                   --------   --------    --------  --------  --------    --------  --------   --------   --------
                                                                          (Dollars in Thousands)
NOW                                   1.89%   $ 20,482          14%    1.91%  $ 18,068          13%     2.24%  $ 14,468         10%
Savings                               2.72%      8,551           6%    2.23%     8,751           6%     2.68%     8,658          6%
Money Market                          4.77%     17,511          12%    3.81%    15,546          11%     3.64%    10,587          8%
Non-interest bearing demand           0.00%      6,554           5%    0.00%     4,371           3%     0.00%     3,142          2%
                                              --------        ----            --------        ----             --------       ----
     Total                                      53,098          37%             46,736          33%              36,855         26%
                                              --------        ----            --------        ----             --------       ----

Certificates of Deposit: (fixed-rate, fixed-term)

  1-11 months                         5.44%     64,595          45%    4.40%    15,041          11%     5.00%    14,169         10%
  12-23 months                        5.75%     17,379          12%    4.71%    34,874          25%     5.19%    38,059         27%
  24-35 months                        5.88%      5,158           4%    5.14%    21,545          15%     5.64%    26,415         19%
  36-47 months                        5.47%      1,453           1%    5.48%     8,862           6%     5.71%    10,147          7%
  48-59 months                        6.08%      2,866           2%    5.73%     1,784           1%     5.98%     1,789          1%
  60-71 months                        5.94%         58           0%    6.09%     7,752           5%     6.04%     8,354          6%
  72-95 months                        0.00%          -           0%    6.24%     4,543           3%     6.28%     5,187          4%
                                              --------        ----            --------        ----             --------       ----
     Total                                      91,509          63%             94,401          67%             104,120         74%
                                              --------        ----            --------        ----             --------       ----
Total Deposits                                $144,607         100%           $141,137         100%            $140,975        100%
                                              ========        ====            ========        ====             ========       ====

     The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 2000.


Maturities of Certificates of Deposit of $100,000 or More


                                                As of June 30, 2000
                                               ---------------------
                                               (Dollars in Thousands)
Three months or less                           $                1,488
Over three through six months                                   1,055
Over six through twelve months                                  2,781
Over twelve months                                              2,146
                                               ----------------------
Total                                          $                7,470
                                               ======================


Borrowings

     Deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when supply of lendable funds cannot meet the demand for such loans, the FHLB System makes available, subject to compliance eligibility standards, a portion of the funds necessary through loans (advances) to its members. The following table presents certain data for Federal Home Loan Bank advances as of June 30 of each year presented.


Selected Data for Federal Home Loan Bank Advances
                                             2000         1999         1998
                                          ----------    --------     -------
                                                  (Dollars in Thousands)

Remaining maturity as of June 30:
Less than one year                        $   53,673      21,823       3,972
One to two years                              13,335       7,507       8,562
Two to three years                             3,802      10,335       2,098
Three to four years                           22,233       3,168       3,102
Four to five years                             6,413      22,233       1,641
Over five years                               37,051      39,728      25,706
                                          ----------    --------     -------
  Total                                   $  136,507     104,794      45,081
                                          ==========    ========     =======

Weighted average rate as of June 30             6.07%       5.71%       6.08%

For the year ended June 30:
  Average balance                         $  114,124      79,985      27,630
  Average interest rate                         5.94%       5.90%       6.13%

Maximum outstanding as of any month end   $  136,507     104,794      45,081


Subsidiary Activity

     The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank has an investment of $43,000 in its service corporation as of June 30, 2000. The service corporation sells mutual funds, fixed and variable annuities, unit investment trusts, individual stocks and bonds, and life insurance. Such sales are completed through an agreement with "INVEST" for providing brokerage services. The service corporation sells property and casualty insurance through an agreement with American National Property and Casualty, a Springfield based insurance company.

Financial Highlights

                                            Year Ended June 30,
                                        --------------------------
                                         2000      1999      1998
                                        ------    ------    ------
Dividend payout Ratio
  since conversion December 1997           60%       57%       52%

Return on Average Assets                 1.10%     1.19%     1.25%

Return on Average Equity                 5.85%     5.15%     5.81%

Stockholders' Equity to Assets          16.55%    20.25%    27.18%

Employees

     Substantially, all of the activities of the Company are conducted through the Bank. As of June 30, 2000 the Company has no salaried employees.

     As of June 30, 2000, the Bank has 79 full-time employees and 29 part time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Competition

     The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.

     Direct competition for savings accounts comes from other savings institutions, credit unions, regional bank and thrift holding companies, and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies, and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers, and insurance companies.

     The Bank's primary competition comprises the financial institutions near each of the Bank's offices. In the Springfield metropolitan area, where the Bank's main office and four branch offices are located, primary competition consists of one thrift institution and 25 commercial banks and 13 credit unions.

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


Regulation of the Bank

     General. As a federally chartered, SAIF insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System.

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

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on the Company, the Bank, and their operations.

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

     Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately .657% of deposits held on March 31, 1995. Between January 1, 1997 and December 31, 1999, the deposit insurance assessment for most SAIF members was reduced to 0.064% of deposits on an annual basis and BIF members were assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members were equalized. The FDIC may increase assessments based upon losses in the SAIF or BIF.

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

     Currently, he serves as a director of America's Community Bankers, a national trade organization serving financial institutions, is President of the Springfield Business and Development Corporation, a director of the Home Builders Association of Springfield, and a director of the Springfield Public Schools Foundation. He is a member of First and Calvary Presbyterian Church.

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

         Bruce Winston is Vice President and Chief Financial Officer of the Bank. He joined the Bank in 1992. Mr. Winston has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, he served in various other capacities with two other financial institutions over a period of 20 years. He is a graduate of Southwest Missouri State University.

         As of June 30, 2000, the years of age of these individuals was 54 for Mr. Haseltine, 53 for Mr. Williams and 52 for Mr. Winston.

Item 2.  Properties
-------------------

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

Item 3.  Legal Proceedings
--------------------------

         The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of June 30, 2000, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The information on page 1 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 2000 (the "2000 Annual Report") is incorporated herein by reference. Dividends paid information on pages 9 and 11 of the 2000 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained on page 3 of the 2000 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

          The information contained on pages 4 through 14 of the 2000 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The information contained on pages 11 and 12 under the headings "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 2000 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The financial statements set forth on pages 15 to 40 of the 2000 Annual Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants On Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

  `      The information contained under the section captioned "First Proposal,
Election of Directors" in the proxy statement for the Annual Meeting of Stockholders to be held October 25, 2000 (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers and directors is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and under "Executive Officers of the Registrant" in Item 1 of this report.

Item 11. Executive Compensation
-------------------------------

         The information contained in the sections captioned "Directors Compensation", "Executive Compensation" "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Employment Agreements," and "Aggregated Option/SAR Exercises and Fiscal Year end Option/SAR Values," in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

         (c)   Not applicable.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

         (a)   The following documents are filed as a part of this report:

               1. The following financial statements and the report of independent accountants included in the 2000 Annual Report are incorporated herein by reference and also in Item 8 of this report.

               Independent Accountants' Report

               Consolidated Balance Sheets as of June 30, 2000 and 1999.

               Consolidated Statements of Income for the Years Ended June 30, 2000, 1999, and 1998.

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999, and 1998.

               Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999, and 1998.

               Notes to Consolidated Financial Statements.

               2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a)    List of Exhibits:
                    3(i)   Certificate of Incorporation of Guaranty Federal
                           Bancshares, Inc.*
                    3(ii)  Bylaws of Guaranty Federal Bancshares, Inc.*
                    4      Rights Agreement dated January 20, 1999 concerning
                           the issuance of preferred stock and related rights.**
                    10.1   1994 Stock Option Plan***
                    10.2   Recognition and Retention Plan****
                    10.3   1998 Stock Option Plan*****
                    10.4   Restricted Stock Plan******
                    10.5   Change in Control Severance Agreements
                    10.6   2000 Stock Compensation Plan*******
                    13     Annual Report to Stockholders for the fiscal year
                           ended June 30, 2000 (only those portions incorporated
                           by reference in this document are deemed "filed")
                    21     Subsidiaries of the Registrant*
                    23     Consent of Baird Kurtz & Dobson
         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.
_____________________
* Incorporated by reference to the identically numbered exhibit of the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC file number 0-23325).
** Incorporated by reference to the identically numbered exhibit of the Form 8A filed by Registrant on January 22, 1999.
*** Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC file number 333-36141).
**** Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC file number 333-36141).
***** Incorporated by reference to Exhibit A of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC file number 0-23325).
****** Incorporated by reference to Exhibit B of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC file number 0-23325).
*******Incorporated by reference to the identically numbered exhibit of the Form
       10Q filed by the Registrant on May 12, 2000 (SEC file number 0-23325).

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GUARANTY FEDERAL BANCSHARES, INC.

Dated: September 20, 2000               By:  /s/ James E. Haseltine
                                             -----------------------------------
                                             James E. Haseltine
                                             President and Chief Executive
                                              Officer
                                              (Duly Authorized Representative)

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ James E. Haseltine           By:    /s/ Ivy L. Rogers
       -------------------------------         ---------------------------------
       James E. Haseltine                      Ivy L. Rogers
       President and Chief Executive           Director
        Officer
       (Principal Executive Officer)
Date:  September 20, 2000               Date:  September 20, 2000


By:    /s/ Bruce Winston                By:    /s/ Gary Lipscomb
       -------------------------------         ---------------------------------
       Bruce Winston                           Gary Lipscomb
       Vice President and Chief                Director
        Financial Officer
       (Principal Accounting and
        Financial Officer)
Date:  September 20, 2000               Date:  September 20, 2000


By:    /s/ Wayne V. Barnes              By:    /s/ Jack L. Barham
       -------------------------------         ---------------------------------
       Wayne V. Barnes                         Jack L. Barham
       Director                                Chairman of the Board and
                                                Director
Date:  September 20, 2000               Date:  September 20, 2000


By:    /s/ George L. Hall               By:    /s/ Raymond D. Tripp
       -------------------------------         ---------------------------------
       George L. Hall                          Raymond D. Tripp
       Director                                Director
Date:  September 20, 2000               Date:  September 20, 2000


By:    /s/ Gregory V. Ostergren         By:    /s/ Kurt D. Hellweg
       -------------------------------         ---------------------------------
       Gregory V. Ostergren                    Kurt D. Hellweg
       Director                                Director
Date:  September 25, 2000               Date:  September 21, 2000