Form 10-Q
period 2000-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2000-11-14
CIK 1046203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                                          ------------------

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

Commission number 0-23325
                  -------

                       Guaranty Federal Bancshares, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             43-1792717
               --------                             ----------
 (State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

        1341 West Battlefield
        Springfield, Missouri                           65807
        ---------------------                           -----
(Address of principal executive offices)             (Zip Code)


                       Telephone Number:  (417) 520-4333
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

          Yes   X    No___
              -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 13, 2000
          -----                          --------------------------------
Common Stock, Par Value $0.10                   4,448,965 Shares

                       GUARANTY FEDERAL BANCSHARES, INC.
                                   Form 10-Q

                               TABLE OF CONTENTS

Item                                                                                           Page
                         PART I. Financial Information
1.  Consolidated Financial Statements (Unaudited):
         Statements of Financial Condition                                                      3

         Statements of Income                                                                   4

         Statements of Changes in Stockholders' Equity                                          5

         Statements of Cash Flow                                                                7

         Notes to Consolidated Financial Statements                                             8

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9

3.  Quantitative and Qualitative Disclosures about Market Risk                                 13

                           PART II. Other Information

1.  Legal Proceedings                                                                          16

2.  Changes in Securities and Use of Proceeds                                                  16

3.  Defaults Upon Senior Securities                                                            16

4.  Submission of Matters to Vote of Security-holders                                          16

5.  Other Information                                                                          16

6.  Exhibits and Reports on Form 8-K                                                           16

Signatures                                                                                     17

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

         PART I

Item 1. Financial Statements
----------------------------

                       GUARANTY FEDERAL BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                                                        9/30/2000           6/30/2000
                                                                                        ---------           ---------
                                       ASSETS
Cash                                                                                  $   2,052,335          1,906,757
Interest-bearing deposits in other financial institutions                                 6,295,524          7,250,514
                                                                                      -------------      -------------
  Cash and cash equivalents                                                               8,347,859          9,157,271
Available-for-sale securities                                                            16,528,550         13,645,307
Held-to-maturity securities                                                               6,411,195          6,768,672
Stock in Federal Home Loan Bank, at cost                                                  7,400,400          6,875,400
Mortgage loans held for sale                                                              1,273,503            995,286
Loans receivable, net of allowance for loan losses;
  9/30/2000 - $2,548,255; 6/30/2000 - $2,519,946                                        299,404,477        295,057,753
Accrued interest receivable:
  Loans                                                                                   1,749,559          1,651,760
  Investments                                                                               199,314            174,123
Prepaid expenses and other assets                                                         1,204,802            728,989
Foreclosed assets held for sale                                                                   -              1,625
Premises and equipment                                                                    7,248,325          6,800,198
                                                                                      -------------      -------------
                                                                                      $ 349,767,984        341,856,384
                                                                                      =============      =============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                              $ 140,220,897        144,607,238
Federal Home Loan Bank advances                                                         148,006,790        136,507,147
Advances from borrowers for taxes and insurance                                           1,831,368          1,384,231
Accrued expenses and other liabilities                                                    2,313,511            828,709
Accrued interest payable                                                                    818,717            959,354
Income taxes payable                                                                        844,614            333,772
Deferred income taxes                                                                     1,138,568            650,543
                                                                                      -------------      -------------
                                                                                        295,174,465        285,270,994
                                                                                      -------------      -------------
STOCKHOLDERS' EQUITY
Common Stock:
 $0.10 par value; authorized 10,000,000 shares;
    issued; 9/30/2000 - 6,252,197 shares, 6/30/2000 - 6,250,037 shares                      625,220            625,004
Additional paid-in capital                                                               48,047,679         47,921,681
Unearned ESOP shares                                                                     (2,811,183)        (2,870,440)
Retained earnings, substantially restricted                                              24,517,614         24,654,965
Accumulated other comprehensive income
 Unrealized appreciation on available-for-sale securities,
 net of income taxes; 9/30/2000 - $1,787,111, 6/30/2000 - $1,408,906                      3,042,918          2,398,947
                                                                                      -------------      -------------
                                                                                         73,422,248         72,730,157
Treasury stock, at cost;
  9/30/2000 - 1,602,434 shares, 6/30/2000 - 1,383,321 shares                            (18,828,729)       (16,144,767)
                                                                                      -------------      -------------
                                                                                         54,593,519         56,585,390
                                                                                      -------------      -------------
                                                                                      $ 349,767,984        341,856,384
                                                                                      =============      =============

See Notes to Condensed Consolidated Financial Statements

                       GUARANTY FEDERAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

Guaranty Federal Three Bancshares Months Ended September 30, 2000 And 1999 (Unaudited)
Form 10-Q for September 30, 2000

                                                                                   9/30/00         9/30/99
                                                                                ------------    ------------
INTEREST INCOME
Loans                                                                           $  5,968,170       5,179,899
Investment securities                                                                293,749         211,967
Other                                                                                275,868         169,928
                                                                                ------------    ------------
  Total Interest Income                                                            6,537,787       5,561,794
                                                                                ------------    ------------
INTEREST EXPENSE
Deposits                                                                           1,629,321       1,499,578
Federal Home Loan Bank advances                                                    2,216,867       1,485,396
                                                                                ------------    ------------
  Total Interest Expense                                                           3,846,188       2,984,974
                                                                                ------------    ------------
Net Interest Income                                                                2,691,599       2,576,820
  Provision for Loan Losses                                                           30,000          45,000
                                                                                ------------    ------------
Net Interest Income after
  Provision for Loan Losses                                                        2,661,599       2,531,820
                                                                                ------------    ------------
NONINTEREST INCOME (LOSS)

Service charges                                                                      307,765         272,417
Late charges and other fees                                                           58,239          56,611
Gain (loss) on loans and investment securities                                        42,953         (14,586)
Income on foreclosed assets                                                              280          13,372
Other income                                                                          30,669          45,524
                                                                                ------------    ------------
  Total Noninterest Income                                                           439,906         373,338
                                                                                ------------    ------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                       937,243         807,058
Occupancy                                                                            212,340         205,092
SAIF deposit insurance premiums                                                       99,013          20,072
Data processing fees                                                                   7,661         113,739
Advertising                                                                          126,553          90,331
Other expense                                                                        355,802         296,609
                                                                                ------------    ------------
  Total Noninterest Expense                                                        1,738,612       1,532,901
                                                                                ------------    ------------
Income Before Income Taxes                                                         1,362,893       1,372,257
Provision for Income Taxes                                                           499,458         512,159
                                                                                ------------    ------------
NET INCOME                                                                           863,435         860,098
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes of $378,204
  and $(219,684) for 2000 and 1999, respectively                                     643,971        (374,056)
                                                                                ------------    ------------
COMPREHENSIVE INCOME                                                            $  1,507,406         486,042
                                                                                ============    ============
BASIC EARNINGS PER SHARE                                                        $       0.19            0.16
                                                                                ============    ============
DILUTED EARNINGS PER SHARE                                                      $       0.19            0.16
                                                                                ============    ============

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q For September 30, 2000


                       GUARANTY FEDERAL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                          Comprehensive
                                                                                             Income
                                                                                        -------------------
                                                                                           Unrealized
                                                    Additional                           Appreciation on
                                            Common    Paid-In    Unearned     Retained  Available-for-Sale  Treasury
                                             Stock    Capital   ESOP Shares   Earnings   Securities, Net      Stock       Total
                                           --------- ---------- ------------ ---------- ------------------- ----------- ----------
Balance, June 30, 2000                     $625,004  47,921,681  (2,870,440) 24,654,965        2,398,947    (16,144,767) 56,585,390
Net income                                        -           -           -     863,435                -              -     863,435
Dividends on common stock,
  ($0.23 per share on 4,351,241 shares)           -           -           -  (1,000,786)               -              -  (1,000,786)
Recognition and Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
     RRP and RSP expense                          -     133,936           -           -                -              -     133,936
     Tax liability of RRP & RSP shares            -     (26,474)          -           -                -              -     (26,474)
Stock options exercised                         216      12,787           -           -                -              -      13,003
Release of ESOP shares                            -       5,749      59,257           -                -              -      65,006
Treasury stock purchased                          -           -           -           -                -     (2,683,962) (2,683,962)
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of $378,204                        -           -           -           -          643,971              -     643,971
                                           --------  ----------  ----------  ----------        ---------    -----------  ----------
Balance, September 30, 2000                $625,220  48,047,679  (2,811,183) 24,517,614        3,042,918    (18,828,729) 54,593,519
                                           ========  ==========  ==========  ==========        =========    ===========  ==========

See Notes to Condensed Consolidated Finacial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q For September 30, 2000

                       GUARANTY FEDERAL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                          Comprehensive
                                                                                              Income
                                                                                        -------------------
                                                                                            Unrealized
                                                                                           Appreciation
                                                   Additional                           (Depreciation) on
                                           Common   Paid-In     Unearned      Retained   Available-for-Sale  Treasury
                                           Stock    Capital    ESOP Shares    Earnings    Securities, Net     Stock         Total
                                           --------- ---------- ------------ ---------- ------------------- ----------- ----------
Balance, June 30, 1999                   $624,578 47,366,264  (3,100,080)   23,236,009     3,438,826        (8,132,375)  63,433,222
Net Income                                      -          -           -       860,098             -                 -      860,098
Dividends on common stock,
  ($0.20 per share on
  5,136,256 shares)                             -          -           -    (1,027,250)            -                 -   (1,027,250)
Recognition and Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
     RRP and RSP expense                        -    121,336           -             -             -                 -      121,336
     Tax liability of RRP shares                -    (19,439)          -             -             -                 -      (19,439)
Stock options exercised                        49      2,949           -             -             -                 -        2,998
Release of ESOP shares                          -     11,247      57,410             -             -                 -       68,657
Treasury stock purchased                        -          -           -             -             -        (1,774,529)  (1,774,529)
Change in unrealized appreciation on
  available-for-sale securities, net of
  income taxes of $(219,684)                    -          -           -             -      (374,056)                -     (374,056)
                                         -------- ----------  ----------    ----------     ---------        ----------   ----------
Balance, September 30, 1999              $624,627 47,482,357  (3,042,670)   23,068,857     3,064,770        (9,906,904)  61,291,037
                                         ======== ==========  ==========    ==========     =========        ==========   ==========

See Notes to Condensed Cosolidate Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

                       GUARANTY FEDERAL BANCSHARES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                              9/30/00               9/30/99
                                                                          ---------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       863,435              860,098
Items not requiring (providing) cash:
  Deferred income taxes                                                           109,821               88,661
  Depreciation                                                                    130,233              104,523
  Provision for loan losses                                                        30,000               45,000
  (Gain) loss on loans and investment securities                                  (42,953)              14,586
  (Gain) loss on sale of foreclosed assets                                          1,070              (13,372)
  Amortization of deferred income, premiums and discounts                          (2,338)              24,086
  RRP/RSP expense                                                                 133,936              121,336
Origination of loans held for sale                                             (4,757,435)            (570,534)
Proceeds from sale of loans held for sale                                       4,521,189              696,369
Release of ESOP shares                                                             65,006               68,657
Changes in:
  Accrued interest receivable                                                    (122,990)             136,487
  Prepaid expenses and other assets                                              (475,813)              50,720
  Accounts payable and accrued expenses                                           343,379              (61,005)
  Income taxes payable                                                            484,368              397,066
                                                                          ---------------        -------------
     Net cash provided by operating activities                                  1,280,908            1,962,678
                                                                          ---------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                          (4,372,613)         (10,752,440)
Principal payments on available-for-sale securities                                21,000              296,260
Principal payments on held-to-maturity securities                                 355,750              674,525
Purchase of premises and equipment                                               (578,360)             (98,292)
Purchase of available-for-sale securities                                      (2,000,000)                   -
Proceeds from maturities of held-to-maturity securities                                 -            4,700,000
Proceeds from sale of available-for-sale securities                               118,868                    -
Purchase of FHLB stock                                                           (525,000)            (119,500)
Proceeds from sale of foreclosed assets                                               555              114,918
                                                                          ---------------        -------------
     Net cash used in investing activities                                     (6,979,800)          (5,184,529)
                                                                          ---------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                            13,003                2,998
Net decrease in demand deposits,
  NOW accounts and savings accounts                                            (2,765,009)             (66,696)
Net increase (decrease) in certificates of deposit                             (1,621,332)           2,098,175
Proceeds from FHLB advances                                                    24,000,000            3,019,600
Repayments of FHLB advances                                                   (12,500,357)          (4,479,968)
Advances from borrowers for taxes and insurance                                   447,137              471,048
Treasury stock purchased                                                       (2,683,962)          (1,774,529)
                                                                          ---------------        -------------
  Net cash provided by (used in) financing activities                           4,889,480             (729,372)
                                                                          ---------------        -------------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (809,412)          (3,951,223)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  9,157,271            9,689,121
                                                                          ---------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     8,347,859            5,737,898
                                                                          ===============        =============

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Basis of Presentation

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2000 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of June 30, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Guaranty Federal Savings Bank and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Benefit Plans

     On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company's common stock. As of September 30, 2000, all of the RRP and RSP shares have been purchased and all except 1,661 shares have been awarded. As of September 30, 2000, the stock award component of the 2000 SCP has not been funded. The Bank is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $133,936 of expense under these stock award plans for the three month period ended September 30, 2000. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank, as of September 30, 2000 all options except those on 27,619 shares have been granted. The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of September 30, 2000, there were 577,825 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 132,639 RRP ,RSP and 2000 SCP shares were unvested.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

Note 4: Earnings Per Share

                                                   For three months ended September 30, 2000
                                                  -------------------------------------------
                                                                        Average
                                                  Income Available      Shares
                                                   to Stockholders    Outstanding   Per-share
                                                  ----------------    -----------   ---------
Basic Earnings per Share                             $  863,435        4,469,004    $    0.19
                                                                                    =========
Effect of Dilutive Securities: Stock Options                              54,103
                                                                       ---------
Diluted Earnings per Share                           $  863,435        4,523,107    $    0.19
                                                     ==========        =========    =========

                                                   For three months ended September 30, 1999
                                                  -------------------------------------------
                                                                        Average
                                                  Income Available      Shares
                                                   to Stockholders    Outstanding   Per-share
                                                  ----------------    -----------   ---------
Basic Earnings per Share                             $  860,098        5,216,265    $    0.16
                                                                                    =========
Effect of Dilutive Securities: Stock Options                              57,869
                                                                       ---------
Diluted Earnings per Share                           $  860,098        5,274,134    $    0.16
                                                     ==========        =========    =========

     Options to purchase 5,000, 16,704, 5,000 and 417,630 shares of common stock at $11.75, $12.25, $12.63 and $13.44 per share, respectively, outstanding during the three months ended September 30, 2000, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

     The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 2000, and the results of operations for the three months ended September 30, 2000 and 1999.

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

Financial Condition

     The Company's's total assets increased $7,911,600 (2%) from $341,856,384 as of June 30, 2000, to $349,767,984 as of September 30, 2000.

     Interest-bearing deposits in other financial institutions decreased $954,990 (13%) from $7,250,514 as of June 30, 2000, to $6,295,524 as of
September 30, 2000, as the funds were used to fund new loans.

     Securities available-for-sale increased $2,883,243 (21%) from $13,645,307 as of June 30, 2000, to $16,528,550 as of September 30, 2000. This is primarily due to purchases of $2,000,000 of investment securities and the increase in fair value of various equity securities. The Bank continues to hold 96,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $94,000 in the available-for-sale category. As of September 30, 2000, the gross unrealized gain on the stock was $5,096,000, a increase from $3,794,000 as of June 30, 2000.

     Securities held-to-maturity decreased due to maturities and principal repayments, by $357,477 (5%) from $6,768,672 as of June 30, 2000, to $6,411,195 as of September 30, 2000.

     Net loans receivable increased by $4,346,724 (1%) from $295,057,753 as of June 30, 2000, to $299,404,477 as of September 30, 2000. Permanent mortgage loans secured by both owner and non-owner occupied residential real estate increased by $5,295,000 and construction loans increased by $1,217,000. Loan growth is anticipated to continue and represents a major part of the Bank's planned assets growth.

     Allowance for loan losses increased $28,309 (1%) from $2,519,946 as of June 30, 2000 to $2,548,255 as of September 30, 2000. The allowance increased due to the provision for loan losses for the period exceeding net loan charge-offs.
The allowance for loan losses as of September 30, 2000 and June 30, 2000 was 0.85%, of net loans outstanding. As of September 30, 2000, the allowance for loan losses was 54% of impaired loans versus 53% as of June 30, 2000.

     Premises and equipment increased $448,127 (7%) from $6,800,198 as of June 30, 2000 to $7,248,325 as of September 30, 2000. The increase is due to the additions related to the Company's new branch office.

     Deposits decreased $4,386,341 (3%) from $144,607,238 as of June 30, 2000, to $140,220,897 as of September 30, 2000. For the three months ended September 30, 2000, checking and savings accounts decreased by $2,765,009 (5%) while certificates of deposits decreased by $1,621,332 (2%).

     In order to fund the increase in loan demand and the repurchase of Company stock, the Company increased borrowings from the Federal Home Loan Bank (the "FHLB") by $11,499,643 (8%) from $136,507,147 as of June 30, 2000, to
$148,006,790 as of September 30, 2000. As of September 30, 2000, the Bank had the ability to borrow an additional $47 million from the FHLB.

     Advances from borrowers for taxes and insurance increased $447,137 (32%) from $1,384,231 of June 30, 2000, to $1,831,368 as of September 30, 2000.

     Accrued expenses and other liabilities increased $1,484,802 (179%) from $828,709 as of June 30, 2000, to $2,313,511 as of September 30, 2000. The
majority of this increase is due to a $0.23 per share dividend payable to stockholders of record September 5, 2000, totaling $1,000,786.

     Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $1,991,871 (4%) from $56,585,390 as of June 30, 2000, to $54,593,519 as of September 30, 2000. This decrease was due to several factors. During this period the Company repurchased a total of 219,113 of its outstanding shares in the open market at a cost of $2,683,962.
In addition, dividends in the amount of $1,000,786 ($0.23 per share) were declared and paid, on October 15, 2000, to stockholders' of record as of September 5, 2000. There was an increase in the unrealized appreciation on available-for-sale securities of $643,971. On a per share basis, stockholders' equity increased from $12.36 as of June 30, 2000 to $12.50 as of September 30, 2000.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

Average Balances, Interest and Average Yields

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

                                          Three Months ended 9/30/2000          Three Months ended 9/30/1999
                                        --------------------------------      -------------------------------
                                          Average               Yield /        Average                 Yield/
                                          Balance     Interest   Cost          Balance     Interest     Cost
                                        ---------     --------  --------      ---------    --------   -------
ASSETS
Interest-earning:
Loans                                   $ 297,971       5,968    8.01%        $ 268,378     5,180      7.72%
Investment securities                      15,392         294    7.64%           13,141       212      6.45%
Other assets                               16,786         276    6.58%           17,403       170      3.91%
                                        ---------     -------   -----         ---------    ------     -----
Total interest-earning                    330,149       6,538    7.92%          298,922     5,562      7.44%
Noninterest-earning                         7,697                                 8,161
                                        ---------                             ---------
                                        $ 337,846                             $ 307,083
                                        =========                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:

Savings accounts                        $   8,257          59    2.86%        $   8,526        48      2.25%
Transaction accounts                       37,380         296    3.17%           34,077       243      2.85%
Certificates of Deposit                    90,014       1,275    5.67%           95,570     1,209      5.06%
FHLB Advances                             141,355       2,217    6.27%          101,464     1,485      5.85%
                                        ---------     -------   -----         ---------    ------     -----
Total interest-bearing                    277,006       3,847    5.56%          239,637     2,985      4.98%
Noninterest-bearing                         5,141                                 4,130
                                        ---------                             ---------
Total liabilities                         282,147                               243,767
Stockholders' equity                       55,699                                63,316
                                        ---------                             ---------
                                        $ 337,846                             $ 307,083
                                        =========                             =========
Net earning balance                     $  53,143                             $  59,285
                                        =========                             =========
Earning yield less costing rate                                  2.36%                                 2.46%
                                                                =====                                 =====
Net interest income, and net yield
 spread on interest earning assets                    $ 2,691    3.26%                    $ 2,577      3.45%
                                                      =======   =====                     =======     =====
Ratio of interest-earning assets to
 interest-bearing liabilities                             119%                                125%
                                                      =======                             =======

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

Results of Operations - Comparison of Three Month Periods Ended September 30, 2000 and 1999

         Net income for the three months ended September 30, 2000 was $863,435 ($0.19 per share) as compared to $860,098 ($0.16 per share) for the three months ended September 30, 1999, which represents an increase in earnings of $3,337 for the three month period.

Interest Income

         Total interest income for the three months ended September 30, 2000, increased $975,993 (18%) as compared to the three months ended September 30, 1999. For the three month period ended September 30, 2000 compared to the same period in 1999, the average yield on interest earning assets increased 48 basis points to 7.92%, while the average balance of interest earnings assets increased $31,227,000.

Interest Expense

         Total interest expense for the three months ended September 30, 2000, increased $861,214 (29%) when compared to the three months ended September 30, 1999. For the three month period ended September 30, 2000, the average cost of interest bearing liabilities increased 58 basis points to 5.56% while the average balance increased $37,369,000 when compared to the same period in 1999.

Net Interest Income

         Net interest income for the three months ended September 30, 2000, increased $114,779 (4%) when compared to the same period in 1999. The average balance of interest bearing liabilities increased $6,142,000 more than the average balance in interest earning assets. This reduction in net interest earning assets was due to the purchase of treasury stock funded by Federal Home Loan Bank borrowings. For the three month period ended September 30, 2000, the earning yield minus the costing rate spread declined 10 basis points to 2.36%.

Provision for Loan Losses

         Based primarily on the continued growth of the loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $30,000 for the three months ended September 30, 2000, and of $45,000 for the same period in 1999. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

         Noninterest income increased $66,568 (18%) for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. These increases were primarily due to an increase in checking account service charges, of $35,348 (13%) for the three months.

Noninterest Expense

         Noninterest expense increased $205,711 (13%) for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. This increase can be attributed to the Company's conversion from a service bureau to an in-house computer system and the overall increase in accounts served.

Provision for Income Taxes

         The provision for income taxes decreased $12,701 (2%) for the three months ended September 30, 2000, as compared to the same period in 1999. This decrease was due to the decrease in before tax income for the three months ended September 30, 2000, compared to the same period in 1999.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Nonperforming Assets

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of September 30, 2000, was $2,548,255 or 0.8% of loans receivable. Total assets classified as substandard or loss as of September 30, 2000, were $6,181,053 or 1.8% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                   9/30/00    6/30/00     6/30/99
                                                                   -------    -------     -------
Nonperforming loans                                                $ 4,708      4,757         906
Real estate acquired in settlement of loans                              -          2         101
                                                                   -------    -------     -------
Total nonperforming assets                                         $ 4,708      4,759       1,007
                                                                   =======    =======     =======

Total nonperforming assets as a percentage of total assets            1.35%      1.39%       0.32%
Allowance for loan losses                                          $ 2,548      2,520       2,349
Allowance for loan losses as a percentage of average net loans        0.86%      0.89%       1.00%

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

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 2000, ARMs constituted 62% of the Bank's loan portfolio. As of September 30, 2000, ARMs represent 65% of the loan portfolio. Of the ARMs originated during fiscal year 2000, borrowers preferred initial fixed rate periods of three or five years. The Bank has continued to fund fixed rate loans through a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2000, such loans made up 9.3% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2000, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $53,098,478 or 37% of its total deposits. As of September 30, 2000, these

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

accounts totaled $50,333,469 or 36% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of June 30, 2000 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

 BP Change         Estimated Net Portfolio Value      NPV as % of PV of Assets
                  ------------------------------      ------------------------
 in Rates         $ Amount   $ Change    % Change     NPV Ratio        Change
---------         --------   ---------   --------     ---------        ------
     +300         $  53,481  $  (6,843)      11%      16.74%           -1.07%
     +200            56,555     (3,769)      -6%      17.32%           -0.49%
     +100            58,925     (1,399)      -2%      17.70%           -0.11%
       NC            60,324                           17.81%
     -100            60,587        263        0%      17.63%           -0.18%
     -200            59,318     (1,006)      -2%      17.07%           -0.74%
     -300            57,585     (2,739)      -5%      16.40%           -1.41%

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

term borrowings. As of September 30, 2000, the Bank's liquidity ratio was 11.2% which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2000, the Bank had approximately $1,734,000 commitments to originate mortgage loans and $17,273,395 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2000

                                    PART II

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders

         The annual meeting of stockholders of the registrant was held on October 25, 2000. At the meeting the stockholders elected Gary Lipscomb and Kurt Hellweg to three-year terms as director of the Savings Bank, while Jack Barham, Wayne Barnes, James Haseltine, Ivy Rogers and Raymond Tripp continue to serve as directors. Also at that meeting , Baird, Kurtz and Dobson was ratified as Independent Certified Public Accountants. These same entities serve in identical capacities for the subsidiary bank of the registrant.

The results of voting are shown for each matter considered.

Director election:

Nominee                          Votes For     Votes Withheld
-------                          ---------     --------------

Kurt Hellweg                     4,007,699          83,172

Gary Lipscomb                    4,009,099          81,772

Auditor ratification:

Votes for                        4,061,771

Votes against                       18,147

Abstentions                         10,953

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a)    Exhibits
         10.6  2000 Stock Compensation Plan
         b)    Reports on Form 8-K
               None.

Guaranty Federal Bancshares,Inc.
Form 10-Q for September 30, 2000

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Guaranty Federal Bancshares, Inc.



     Signature and Title                         Date

     /s/ James E. Haseltine                      November 13, 2000
     ----------------------                      -----------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



     /s/ Bruce Winston
     -----------------
     Bruce Winston                               November 13, 2000
                                                 -----------------
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)