Form 10-Q
period 2000-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2001-02-12
CIK 1046203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2000
                                          -----------------

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

          Yes  X  No___
              ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at February 9, 2001
          -----                            -------------------------------
Common Stock, Par Value $0.10                      4,194,643 Shares

                       GUARANTY FEDERAL BANCSHARES, INC.
                                   Form 10-Q

                               TABLE OF CONTENTS

Item                                                                                                           Page
                                           PART I. Financial Information

    1.   Condensed Consolidated Financial Statements (Unaudited):

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

Guaranty Federal Bancshares, Inc.
Form 10-Q FOR DECEMBER 31, 2000


     PART I
Item 1. Financial Statements
----------------------------

                       GUARANTY FEDERAL BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                                                        12/31/2000              6/30/2000
                                                                                      -------------           -------------
                                    ASSETS

   Cash                                                                               $   1,983,722               1,906,757
   Interest-bearing deposits in other financial institutions                              5,445,876               7,250,514
                                                                                      -------------           -------------
     Cash and cash equivalents                                                            7,429,598               9,157,271
   Available-for-sale securities                                                         17,898,974              13,645,307
   Held-to-maturity securities                                                            5,423,201               6,768,672
   Stock in Federal Home Loan Bank, at cost                                               7,925,000               6,875,400
   Mortgage loans held for sale                                                             642,323                 995,286
   Loans receivable, net of allowance for loan losses;
     12/31/2000 - $2,618,255; 6/30/2000 - $2,519,946                                    309,140,721             295,057,753
   Accrued interest receivable:
     Loans                                                                                1,993,562               1,651,760
     Investments                                                                            189,092                 174,123
   Prepaid expenses and other assets                                                      1,045,204                 728,989
   Foreclosed assets held for sale                                                                -                   1,625
   Premises and equipment                                                                 7,948,066               6,800,198
                                                                                      -------------           -------------
                                                                                      $ 359,635,741             341,856,384
                                                                                      =============           =============
              LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
   Deposits                                                                           $ 142,694,728             144,607,238
   Federal Home Loan Bank advances                                                      158,498,901             136,507,147
   Advances from borrowers for taxes and insurance                                          507,010               1,384,231
   Accrued expenses and other liabilities                                                 1,674,575                 828,709
   Accrued interest payable                                                                 886,052                 959,354
   Income taxes payable                                                                     556,109                 333,772
   Deferred income taxes                                                                  1,683,595                 650,543
                                                                                      -------------           -------------
                                                                                        306,500,970             285,270,994
                                                                                      -------------           -------------
   STOCKHOLDERS' EQUITY
   Common Stock:
     $0.10 par value; authorized 10,000,000 shares;
          issued; 12/31/2000 - 6,256,649 shares, 6/30/2000 - 6,250,037 shares               625,665                 625,004
   Additional paid-in capital                                                            48,138,166              47,921,681
   Unearned ESOP shares                                                                  (2,753,773)             (2,870,440)
   Retained earnings, substantially restricted                                           25,415,880              24,654,965
   Accumulated other comprehensive income
     Unrealized appreciation on available-for-sale securities,
     net of income taxes; 12/31/2000 - $2,268,131, 6/30/2000 - $1,408,906                 3,861,953               2,398,947
                                                                                      -------------           -------------
                                                                                         75,287,891              72,730,157
   Treasury stock, at cost;
     12/31/2000 - 1,879,006 shares, 6/30/2000 - 1,383,321 shares                        (22,153,120)            (16,144,767)
                                                                                      -------------           -------------
                                                                                         53,134,771              56,585,390
                                                                                      -------------           -------------
                                                                                      $ 359,635,741             341,856,384
                                                                                      =============           =============

See Notes to Condensed Consolidated Financial Statements

                       GUARANTY FEDERAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
   THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                   Three months ended                 Six months ended
                                                              ---------------------------    -----------------------------
                                                                12/31/00       12/31/99        12/31/00         12/31/99
                                                              -----------    ------------    ------------     ------------
INTEREST INCOME
Loans                                                         $  6,369,992     5,381,790     $ 12,338,162       10,561,689
Investment securities                                              276,368       199,704          570,117          411,671
Other                                                              230,493       150,609          506,361          320,537
                                                              ------------   -----------     ------------     ------------
  Total Interest Income                                          6,876,853     5,732,103       13,414,640       11,293,897
                                                              ------------   -----------     ------------     ------------

INTEREST EXPENSE
Deposits                                                         1,690,533     1,511,475        3,319,854        3,011,053
Federal Home Loan Bank advances                                  2,424,211     1,609,334        4,641,078        3,094,730
                                                              ------------   -----------     ------------     ------------
  Total Interest Expense                                         4,114,744     3,120,809        7,960,932        6,105,783
                                                              ------------   -----------     ------------     ------------
Net Interest Income                                              2,762,109     2,611,294        5,453,708        5,188,114
Provision for Loan Losses                                           70,000        45,000          100,000           90,000
                                                              ------------   -----------     ------------     ------------
Net Interest Income after
  Provision for Loan Losses                                      2,692,109     2,566,294        5,353,708        5,098,114
                                                              ------------   -----------     ------------     ------------
NONINTEREST INCOME
Service charges                                                    323,345       287,372          631,110          559,789
Late charges and other fees                                         50,877        27,301          109,116           83,912
Gain (loss) on loans and investment securities                     111,805        12,737          154,758           (1,849)
Income (expense) on foreclosed assets                                 (905)         (431)            (625)          12,941
Other income                                                        36,972       (34,166)          67,641           11,358
                                                              ------------   -----------     ------------     ------------
  Total Noninterest Income                                         522,094       292,813          962,000          666,151
                                                              ------------   -----------     ------------     ------------
NONINTEREST EXPENSE
Salaries and employee benefits                                     979,518       879,155        1,916,761        1,686,213
Occupancy                                                          245,081       191,178          457,421          396,270
SAIF deposit insurance premiums                                      7,416        21,062           15,077           41,134
Data processing fees                                               108,413       133,560          234,966          247,299
Advertising                                                        112,701        66,011          211,714          156,342
Other expense                                                      363,995       257,605          719,797          554,214
                                                              ------------   -----------     ------------     ------------
  Total Noninterest Expense                                      1,817,124     1,548,571        3,555,736        3,081,472
                                                              ------------   -----------     ------------     ------------
Income Before Income Taxes                                       1,397,079     1,310,536        2,759,972        2,682,793
Provision for Income Taxes                                         499,889       469,017          999,347          981,176
                                                              ------------   -----------     ------------     ------------
NET INCOME                                                         897,190       841,519        1,760,625        1,701,617
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
   available-for-sale securities, net of income taxes of
   $481,021, $(222,430), $859,226 and $(442,114),
   respectively                                                    819,035      (378,732)       1,463,006         (752,788)
                                                              ------------   -----------     ------------     ------------
COMPREHENSIVE INCOME                                             1,716,225       462,787     $  3,223,631          948,829
                                                              ============   ===========     ============     ============
BASIC EARNINGS PER SHARE                                      $       0.21          0.17     $       0.41             0.33
                                                              ============   ===========     ============     ============
DILUTED EARNINGS PER SHARE                                    $       0.21          0.16     $       0.40             0.33
                                                              ============   ===========     ============     ============

     See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

                       GUARANTY FEDERAL BANCSHARES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                         Comprehensive
                                                                                            Income
                                                                                        -------------------
                                                                                           Unrealized
                                                     Additional                          Appreciation on
                                          Common      Paid-In     Unearned    Retained   Available-for-Sale  Treasury
                                           Stock      Capital    ESOP Shares  Earnings     Securities, Net     Stock        Total
                                           -----      -------    -----------  --------     ---------------     -----        -----
Balance, July 1, 2000                    $  625,004  47,921,681  (2,870,440)  24,654,965   2,398,947        (16,144,767) 56,585,390
Net income                                        -           -           -    1,760,625           -                  -   1,760,625
Dividends on common stock,
  ($0.23 per share on 4,346,561 shares)           -           -           -     (999,710)          -                  -    (999,710)
Recognition and Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
    RRP and RSP expense                           -     245,686           -            -           -                  -     245,686
    Tax liability of RRP & RSP shares             -      (2,010)          -            -           -                  -      (2,010)
Stock options exercised                         661      39,143           -            -           -                  -      39,804
Dividends on RRP stock                            -       4,525           -            -           -                  -       4,525
Stock purchased for 2000 stock awards             -     (85,945)          -            -           -                  -     (85,945)
Release of ESOP shares                            -      15,086     116,667            -           -                  -     131,753
Treasury stock purchased                          -           -           -            -           -         (6,008,353) (6,008,353)
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of $859,226                        -           -           -            -   1,463,006                  -   1,463,006
                                         ----------  ----------   ---------   ----------   ---------         ----------  ----------
Balance, December 31, 2000               $  625,665  48,138,166  (2,753,773)  25,415,880   3,861,953        (22,153,120) 53,134,771
                                         ==========  ===========  =========   ==========   =========        ===========  ==========

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q For December 31, 2000

                       GUARANTY FEDERAL BANCSHARES, INC.
          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY
                SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                                                         Accumulated Other
                                                                                           Comprehensive
                                                                                               Income
                                                                                         ------------------
                                                                                             Unrealized
                                                                                            Appreciation
                                                  Additional                             (Depreciation) on
                                       Common       Paid-In     Unearned       Retained  Available-for-Sale  Treasury
                                        Stock       Capital    ESOP Shares     Earnings   Securities, Net      Stock       Total
                                    ----------    ----------   -----------    ---------- -----------------  ----------- ------------
Balance, July 1, 1999               $  624,578    47,366,264   (3,100,080)    23,236,009     3,438,826      (8,132,375)  63,433,222
Net Income                                   -             -            -      1,701,617             -               -    1,701,617
Dividends on common stock,
   ($0.20 per share on
      5,156,256 shares)                      -             -            -     (1,031,251)            -               -   (1,031,251)
Recognition and Retention
   Plan (RRP) & Restricted
      Stock Plan (RSP):
     RRP and RSP expense                     -       247,395            -                            -               -      247,395
     Tax liability of RRP shares             -         4,125            -                            -               -        4,125
Stock options exercised                    155         9,200            -                            -               -        9,355
Dividends on RRP stock                       -         6,567            -                            -               -        6,567
Release of ESOP shares                       -        17,499      114,820              -             -               -      132,319
Treasury stock purchased                     -             -            -              -             -      (3,060,863)  (3,060,863)
Change in unrealized
  depreciation on
   available-for-sale securities,
    net of income taxes
       of $(442,114)                         -             -            -              -      (752,788)              -     (752,788)
                                    ----------    ----------   ----------     ----------     ---------     -----------   ----------
Balance, December 31, 1999          $  624,733    47,651,050   (2,985,260)    23,906,375     2,686,038     (11,193,238)  60,689,698
                                    ==========    ==========   ==========     ==========     =========     ===========   ==========




           See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

                       GUARANTY FEDERAL BANCSHARES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                          12/31/00           12/31/99
                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    1,760,625          1,701,617
Items not requiring (providing) cash:
   Deferred income taxes                                                      173,827             80,825
   Depreciation                                                               278,923            215,073
   Provision for loan losses                                                  100,000             90,000
   (Gain) loss on loans and investment securities                            (154,758)             1,849
   (Gain) loss on sale of premises and equipment                               (3,415)            64,298
   (Gain) loss on sale of foreclosed assets                                     1,070            (13,372)
   Amortization of deferred income, premiums and discounts                    (53,090)            44,518
   RRP/RSP expense                                                            245,686            247,395
Origination of loans held for sale                                         (9,203,585)        (2,045,845)
Proceeds from sale of loans held for sale                                   9,653,005          2,317,137
Release of ESOP shares                                                        131,753            132,319
Changes in:
   Accrued interest receivable                                               (356,771)            87,620
   Prepaid expenses and other assets                                         (316,215)          (104,220)
   Accounts payable and accrued expenses                                      772,564            (16,141)
   Income taxes payable                                                       220,327            194,338
                                                                       --------------     --------------
      Net cash provided by operating activities                             3,249,946          2,997,411
                                                                       --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                     (14,125,015)       (21,073,389)
Principal payments on available-for-sale securities                            15,406            335,414
Principal payments on held-to-maturity securities                           1,272,461          1,116,999
Purchase of premises and equipment                                         (1,428,998)          (256,532)
Proceeds from sale of premises and equipment                                    5,622            982,174
Purchase of available-for-sale securities                                  (2,031,313)           (13,878)
Proceeds from sale of available-for-sale securities                           210,919                  -
Proceeds from maturities of held-to-maturity securities                             -          4,700,000
Purchase of FHLB stock                                                     (1,049,600)          (552,000)
Proceeds from sale of foreclosed assets                                           555            114,918
                                                                       --------------     --------------
      Net cash used in investing activities                               (17,129,963)       (14,646,294)
                                                                       --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                        39,804              9,355
Cash dividends paid                                                          (999,710)        (1,031,251)
Cash dividends received on RRP stock                                            4,525              6,567
Net increase in demand deposits,
   NOW accounts and savings accounts                                          221,327          1,007,366
Net increase (decrease) in certificates of deposit                         (2,133,837)         1,051,824
Proceeds from FHLB advances                                                43,000,000         19,686,124
Repayments of FHLB advances                                               (21,008,246)        (8,645,046)
Advances from borrowers for taxes and insurance                              (877,221)          (746,344)
Stock purchased for stock awards                                              (85,945)                 -
Treasury stock purchased                                                   (6,008,353)        (3,060,863)
                                                                       --------------     --------------
      Net cash provided by financing activities                            12,152,344          8,277,732
                                                                       --------------     --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,727,673)        (3,371,151)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              9,157,271          9,689,121
                                                                       --------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    7,429,598          6,317,970
                                                                       ==============     ==============

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3: Benefit Plans

        On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company's common stock. As of December 31, 2000, all of the RRP, RSP and SCP shares have been purchased and all except 1,871 shares have been awarded. The Bank is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $245,686 of expense under these stock award plans for the six month period ended December 31, 2000. The SOP, 1998 SOP and 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank. As of December 31, 2000 all options except those on 32,661 shares have been granted. The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of December 31, 2000, there were 568,651 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 118,896 RRP, RSP and 2000 SCP shares were unvested.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

Note 4: Earnings Per Share

                                              For three months ended December 31, 2000   For six months ended December 31, 2000
                                              ----------------------------------------   --------------------------------------
                                                 Income         Shares       Per-share       Income        Shares     Per-share
Basic EPS
Income available to common stockholders       $   897,190     4,203,523      $    0.21   $  1,760,625    4,336,264    $    0.41
                                                                             =========                                =========
Effect of Dilutive Securities
Stock Options                                                    48,644                                     52,285
                                              -----------     ---------                                  ---------
Income available to common stockholders       $   897,190     4,252,167      $    0.21   $  1,760,625    4,388,549    $    0.40
                                              ===========     =========      =========   ============    =========    =========

                                              For three months ended December 31, 1999   For six months ended December 31, 1999
                                              ----------------------------------------   --------------------------------------
                                                 Income         Shares       Per-share       Income        Shares     Per-share
Basic EPS
Income available to common stockholders       $   841,519     5,083,805      $    0.17   $  1,701,617    5,150,035    $    0.33
                                                                             =========                                =========
Effect of Dilutive Securities
Stock Options                                                    53,264                                     54,599
                                              -----------     ---------                                  ---------
Income available to common stockholders       $   841,519     5,137,069      $    0.16   $  1,701,617    5,204,634    $    0.33
                                              ===========     =========      =========   ============    =========    =========

        Options to purchase 10,000, 16,704, 5,000 and 402,588 shares of common stock at $12.00, $12.25, $12.63 and $13.44 per share, respectively, outstanding during the three months ended December 31, 2000, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 5,000, 10,000, 16,704, 5,000 and 402,588 shares of common stock at $11.75, $12.00,
$12.25, $12.63 and $13.44 per share, respectively, outstanding during the six months ended December 31, 2000, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The accompanying Consolidated Financial Statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), and all accounts of its wholly-owned subsidiary, Guaranty Federal Savings Bank (the "Bank") and all accounts of the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

        The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at December 31, 2000, and the results of operations for the six months ended December 31, 2000 and 1999.

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000


Financial Condition

         The Company's total assets increased $17,779,357 (5%) from $341,856,384 as of June 30, 2000, to $359,635,741 as of December 31, 2000.

         Interest-bearing deposits in other financial institutions decreased $1,804,638 (25%) from $7,250,514 as of June 30, 2000, to $5,445,876 as of
December 31, 2000, as the funds were used to fund new loans.

         Securities available-for-sale increased $4,253,667 (31%) from $13,645,307 as of June 30, 2000, to $17,898,974 as of December 31, 2000. This is
primarily due to purchases of $2,000,000 of investment securities and the increase in fair value of various equity securities. The Bank continues to hold 95,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $93,021 in the available-for-sale category. As of December 31, 2000, the gross unrealized gain on the stock was $6,450,104, an increase from $3,794,000 as of June 30, 2000.

         Securities held-to-maturity decreased due to maturities and principal repayments, by $1,345,471 (20%) from $6,768,672 as of June 30, 2000, to
$5,423,201 as of December 31, 2000.

         Net loans receivable increased by $14,082,968 (5%) from $295,057,753 as of June 30, 2000, to $309,140,721 as of December 31, 2000. Permanent mortgage loans secured by both owner and non-owner occupied residential real estate increased by $5,919,375 and construction loans increased by $1,802,319. Loan growth is anticipated to continue and represents a major part of the Bank's planned asset growth.

         Allowance for loan losses increased $98,309 (4%) from $2,519,946 as of June 30, 2000 to $2,618,255 as of December 31, 2000. The allowance increased due to the provision for loan losses for the period exceeding net loan charge-offs. The allowance for loan losses as of December 31, 2000 and June 30, 2000 was 0.85% respectively, of net loans outstanding. As of December 31, 2000, the allowance for loan losses was 43% of impaired loans versus 53% as of June 30, 2000.

         Premises and equipment increased $1,147,868 (17%) from $6,800,198 as of June 30, 2000 to $7,948,066 as of December 31, 2000. The increase is due to the additions related to the Company's new branch office.

         Deposits decreased $1,912,510 (1%) from $144,607,238 as of June 30, 2000, to $142,694,728 as of December 31, 2000. For the six months ended December 31, 2000, checking and savings accounts increased by $221,327 (1%) while certificates of deposits decreased by $2,133,837 (2%).

         In order to fund the increase in loan demand and the repurchase of Company stock, the Company increased borrowings from the Federal Home Loan Bank (the "FHLB") by $21,991,754 (16%) from $136,507,147 as of June 30, 2000, to
$158,498,901 as of December 31, 2000. As of December 31, 2000, the Bank had the ability to borrow an additional $17.7 million from the FHLB.

         Advances from borrowers for taxes and insurance decreased $877,221 (63%) from $1,384,231 of June 30, 2000, to $507,010 as of December 31, 2000.
This decrease was primarily due to the payment of 2000 real estate taxes from borrower's escrow accounts.

         Accrued expenses and other liabilities increased $845,866 (102%) from $828,709 as of June 30, 2000, to $1,674,575 as of December 31, 2000 primarily due to changes in procedure regarding the issuance of Bank accounts payable checks and receipt of customer down payments on loans in process. These changes were the result of operational changes from the Company's conversion from a service bureau to an in-house computer system in September 2000. Prior to conversion, accounts payable checks were issued and deducted from the FHLB demand account (and included as a part of cash and cash equivalents) and customer down payments received on loans were classified as a liability. Subsequent to conversion, accounts payable checks are drawn on a separate deposit account of the Bank and recorded as a liability while outstanding and customer down payments are included in loans in process, as a part of loans receivable, net.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $3,450,619 (6%) from $56,585,390 as of June 30, 2000, to $53,134,771 as of December 31, 2000. This decrease was due to several factors. During this period the Company repurchased a total of 495,672 of its outstanding shares in the open market at a cost of $6,008,353. In addition, dividends in the amount of $999,710 ($0.23 per share) were declared and paid, on October 15, 2000, to stockholders of record as of September 5, 2000. There was an increase in the unrealized appreciation on available-for-sale securities of $1,463,006. On a per share basis, excluding unearned ESOP shares, stockholders' equity increased from $12.36 as of June 30, 2000 to $12.95 as of December 31, 2000.

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

Guaranty Federal Bancshares, Inc.
Form 10-q for December 31, 2000

                                       Six Months ended 12/31/2000                    Six Months ended 12/31/99
                              -----------------------------------------     --------------------------------------------
                                  Average                        Yield /         Average                          Yield /
                                  Balance         Interest        Cost          Balance           Interest         Cost
                              ---------------   -------------     -----     ------------------   ------------      ----
ASSETS
Interest-earning:
Loans                         $       301,289          12,338      8.19%    $          273,485         10,562       7.72%
Investment securities                  15,077             570      7.56%                12,644            412       6.52%
Other assets                           16,305             507      6.22%                15,541            320       4.12%
                              ---------------   -------------      ----     ------------------   ------------       ----
Total interest-earning                332,671          13,415      8.07%               301,670         11,294       7.49%
Noninterest-earning                     8,953                                            8,146
                              ---------------                               ------------------
                              $       341,624                               $          309,816
                              ===============                               ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts              $         7,880             110      2.79%    $            8,478             97       2.29%
Transaction accounts                   37,505             600      3.20%                34,467            483       2.80%
Certificates of Deposit                89,814           2,610      5.81%                95,482          2,431       5.09%
FHLB Advances                         146,875           4,641      6.32%               105,062          3,095       5.89%
                              ---------------   -------------      ----     ------------------   ------------       ----
Total interest-bearing                282,074           7,961      5.65%               243,489          6,106       5.02%
Noninterest-bearing                     5,045                                            4,691
                              ---------------                               ------------------
Total liabilities                     287,119                                          248,180
Stockholders' equity                   54,505                                           61,636
                              ---------------                               ------------------
                              $       341,624                               $          309,816
                              ===============                               ==================
Net earning balance           $        50,597                               $           58,181
                              ===============                               ==================
Earning yield less costing rate                                    2.42%                                            2.47%
                                                                   ====                                             ====
Net interest income, and net yield spread
     on interest earning assets              $          5,454      3.28%                      $         5,188       3.44%
                                                =============      ====                          ============       ====
Ratio of interest-earning assets to
     interest-bearing liabilities                         118%                                            124%
                                                          ===                                             ===

Results of Operations - Comparison of Three Month and Six Month Periods Ended December 31, 2000 and 1999

         Net income for the three months and six months ended December 31, 2000 was $897,190 and $1,760,625 as compared to $841,519 and $1,701,617 for the three months and six months ended December 31, 1999 which represents an increase in earnings of $55,671 or 7% for the three month period, and an increase in earnings of $59,008 or 4% for the six month period.

Interest Income
---------------

         Total interest income for the three months and six months ended December 31, 2000, increased $1,144,750 or 20% and $2,120,743 or 19% as compared to the three months and six months ended December 31, 1999. For the three month and six month period ended December 31, 2000 compared to the same period in 1999, the average yield on interest earning assets increased 62 basis points to 8.15% and 58 basis points to 8.07% while the average balance of interest earnings assets increased $30,775,000 and $31,001,000 respectively.

Interest Expense
----------------

         Total interest expense for the three months and six months ended December 31, 2000, increased $993,935 or 32% and $1,855,149 or 30% when compared to the three months and six months ended December 31, 1999. For the three month and six month period ended December 31, 2000 compared to the same period in 1999, the average

Guaranty Federal Bancshares, Inc.
Form 10-q for December 31, 2000

cost of interest bearing liabilities increased 61 basis points to 5.66% and 63 basis points to 5.65% while the average balance increased $39,801,000 and $38,585,000 respectively.

Net Interest Income
-------------------

         Net interest income for the three months and six months ended December 31, 2000, increased $150,815, or 6% and $265,594, or 5% when compared to the same period in 1999.

Provision for Loan Losses
-------------------------

         Based primarily on the continued growth of the loan portfolio management decided to increase the allowance for loan losses through a provision for loan losses of $70,000 and $100,000 for the three months and six months ended December 31, 2000, respectively, compared to $45,000 and $90,000 for the same periods in 1999. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income increased $229,281, or 78% and $295,849, or 44% for the three months and six months ended December 31, 2000, when compared to the three months and six months ended December 31, 1999. The increase for the three months and six months ended December 31, 2000 was partially due to increases in gain on sale of loans and investment securities which increased $99,068 and $156,607 respectively, when compared to the same period in 1999. In addition checking account service charges increased $35,973 or 13% and $71,321 or 13% respectively, compared to the same periods in 1999. Gains on sale of premises and equipment, included in other income for the three months and six months ended December 31, 2000 increased $69,384 or 107% and $67,713 or 105%, respectively, when compared to the same period in 1999.

Noninterest Expense
-------------------

         Noninterest expense increased $268,553, or 17% for the three months ended December 31, 2000, and increased $474,264, or 15% for the six month period ending December 31, 2000 when compared to the three months and six months ended December 31, 1999. This increase is primarily attributed to the Company's conversion from a service bureau to an in-house computer system and the overall increase in accounts served.

Provision for Income Taxes
--------------------------

         There was a $30,872 and $18,171 increase in the provision for income taxes for the three months and six months ended December 31, 2000, as compared to the same period in 1999. This increase was due to the increase in before tax income for the three months and six months ended December 31, 2000, compared to the same period in 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Nonperforming Assets

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of December 31, 2000, was $2,618,255 or 0.8% of loans receivable. Total assets classified as substandard or loss as of December 31, 2000, were $8,699,923 or 2.4% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

Guaranty Federal Bancshares, Inc.
Form 10-q for December 31, 2000

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                               12/31/00          6/30/00             6/30/99
                                                                            ---------------  ---------------     ---------------
Nonperforming loans                                                         $         6,094            4,757                 906
Real estate acquired in settlement of loans                                               -                2                 101
                                                                            ---------------  ---------------     ---------------
Total nonperforming assets                                                  $         6,094            4,759               1,007
                                                                            ===============  ===============     ===============

Total nonperforming assets as a percentage of total assets                             1.69%            1.39%               0.32%
Allowance for loan losses                                                   $         2,618            2,520               2,349
Allowance for loan losses as a percentage of average net loans                         0.87%            0.89%               1.00%

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

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 2000 and December 31, 2000, ARMs constituted 62% of the Bank's loan portfolio. Of the ARMs originated during fiscal year 2000, borrowers preferred initial fixed rate periods of three or five years. The Bank has continued to fund fixed rate loans through a program of borrowing longer-term funds from the FHLB.

         The Bank is also managing interest rate risk by the origination of construction loans. As of December 31, 2000, such loans made up 9% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities between and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2000, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $53,098,478 or 37% of its total deposits. As of December 31, 2000, these accounts totaled $53,319,805 or 37% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

GUaranty Federal Bancshares, Inc.
Form 10-q for December 31, 2000

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of September 30, 2000 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change                             Estimated Net Portfolio Value                   NPV as % of PV of Assets
                      -------------------------------------------------------     ---------------------------------
 in Rates                 $ Amount            $   Change            % Change      NPV Ratio                  Change
-----------           --------------       ---------------          --------      ---------                  ------
     +300             $       54,408       $       (3,201)                -6%       16.45%                   -0.05%
     +200                     56,278               (1,331)                -2%       16.68%                    0.18%
     +100                     57,396                 (213)                 0%       16.71%                    0.21%
       NC                     57,609                                                16.50%
     -100                     56,631                 (978)                -2%       15.99%                   -0.51%
     -200                     54,145               (3,464)                -6%       15.11%                   -1.39%
     -300                     51,146               (6,463)               -11%       14.12%                   -2.38%


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

         Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Bank's primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain unchanged or decrease in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 2000, the Bank's liquidity ratio was 8.6% which exceeded the minimum regulatory requirement.

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of December 31, 2000, the Bank had approximately $1,961,000 in commitments to originate mortgage loans and $16,283,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required,

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                                    PART II

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders
         None

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a)       Exhibits
         10.6     2000 Stock Compensation Plan

         27       Financial Data Schedule (Filed Herewith.)

         b)       Reports on Form 8-K
                  None.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2000

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Guaranty Federal Bancshares, Inc.



         Signature and Title                                Date

         /s/ James E. Haseltine                             February 9, 2001
         ----------------------                             ----------------
         James E. Haseltine
         President and Chief Executive Officer
         (Principal Executive Officer)

         /s/ Bruce Winston                                  February 9, 2001
         -----------------                                  ----------------
         Bruce Winston
         Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)