Form 10-Q
period 2001-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2001-05-15
CIK 1046203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
                                            --------------

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

          Yes   X    No___
              -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at May 10, 2001
          -----                         ---------------------------
Common Stock, Par Value $0.10                4,091,236 Shares

                       GUARANTY FEDERAL BANCSHARES, INC.
                                   Form 10-Q

                               TABLE OF CONTENTS

Item                                                                     Page
                  PART I. Financial Information
1.  Condensed Consolidated Financial Statements (Unaudited):

     Statements of Financial Condition                                    3

     Statements of Income                                                 4

     Statements of Changes in Stockholders' Equity                        5

     Statements of Cash Flow                                              7

     Notes to Consolidated Financial Statements                           8

2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   9

3. Quantitative and Qualitative Disclosures about Market Risk            15


                   PART II. Other Information

1. Legal Proceedings                                                     18

2. Changes in Securities and Use of Proceeds                             18

3. Defaults Upon Senior Securities                                       18

4. Submission of Matters to Vote of Security-holders                     18

5. Other Information                                                     18

6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                               19

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

PART I
Item 1. Financial Statements


                       GUARANTY FEDERAL BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000




                                                                         3/31/2001         6/30/2000
                                                                         ---------         ---------
               ASSETS
 Cash                                                                 $   2,191,777         1,906,757
 Interest-bearing deposits in other financial institutions                6,065,951         7,250,514
                                                                      -------------     -------------
   Cash and cash equivalents                                              8,257,728         9,157,271
 Available-for-sale securities                                           19,497,635        13,645,307
 Held-to-maturity securities                                              5,081,643         6,768,672
 Stock in Federal Home Loan Bank, at cost                                 8,600,400         6,875,400
 Mortgage loans held for sale                                             5,445,466           995,286
 Loans receivable, net of allowance for loan losses;
   3/31/2001 - $2,733,255; 6/30/2000 - $2,519,946                       317,425,202       295,057,753
 Accrued interest receivable:
   Loans                                                                  1,927,352         1,651,760
   Investments                                                              212,619           174,123
 Prepaid expenses and other assets                                        1,174,502           728,989
 Foreclosed assets held for sale                                                  -             1,625
 Premises and equipment                                                   7,782,706         6,800,198
                                                                      -------------     -------------
                                                                      $ 375,405,253       341,856,384
                                                                      =============     =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits                                                             $ 147,808,321       144,607,238
 Federal Home Loan Bank advances                                        169,833,370       136,507,147
 Securities sold under agreements to repurchase                             880,927                 -
 Advances from borrowers for taxes and insurance                            952,578         1,384,231
 Accrued expenses and other liabilities                                   3,097,476           828,709
 Accrued interest payable                                                 1,002,739           959,354
 Income taxes payable                                                       152,406           333,772
 Deferred income taxes                                                    1,390,500           650,543
                                                                      -------------     -------------
                                                                        325,118,317       285,270,994
                                                                      -------------     -------------
 STOCKHOLDERS' EQUITY
 Common Stock:
   $0.10 par value; authorized 10,000,000 shares;
   issued; 3/31/2001 - 6,266,321 shares, 6/30/2000 - 6,250,037 shares       626,632           625,004
 Additional paid-in capital                                              48,327,334        47,921,681
 Unearned ESOP shares                                                    (2,696,363)       (2,870,440)
 Retained earnings, substantially restricted                             25,175,314        24,654,965
 Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
   net of income taxes; 3/31/2001 - $2,165,425, 6/30/2000 - $1,408,906    3,687,075         2,398,947
                                                                      -------------     -------------
                                                                         75,119,992        72,730,157
 Treasury stock, at cost;
   3/31/2001 - 2,087,885 shares, 6/30/2000 - 1,383,321 shares           (24,833,056)      (16,144,767)
                                                                      -------------     -------------
                                                                         50,286,936        56,585,390
                                                                      -------------     -------------
                                                                      $ 375,405,253       341,856,384
                                                                      =============     =============



See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

                       GUARANTY FEDERAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
         THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                   Three Months Ending            Nine Months Ending
                                                --------------------------    --------------------------
                                                  3/31/01        3/31/00        3/31/01        3/31/00

                                                -----------    -----------    -----------    -----------
 INTEREST INCOME
 Loans                                          $ 6,317,661      5,679,216     18,655,823     16,240,905
 Investment securities                              306,084        218,118        876,201        629,789
 Other                                              204,750        154,294        711,111        474,831
                                                -----------    -----------    -----------    -----------
      Total Interest Income                       6,828,495      6,051,628     20,243,135     17,345,525
                                                ===========    ===========    ===========    ===========
 INTEREST EXPENSE
 Deposits                                         1,639,262      1,548,637      4,959,116      4,559,690
 Federal Home Loan Bank advances                  2,549,823      1,752,297      7,190,901      4,847,027
 Other borrowed funds                                 6,363              -          6,363              -
                                                -----------    -----------    -----------    -----------
      Total Interest Expense                      4,195,448      3,300,934     12,156,380      9,406,717
                                                ===========    ===========    ===========    ===========
 Net Interest Income                              2,633,047      2,750,694      8,086,755      7,938,808
 Provision for Loan Losses                          115,000         45,000        215,000        135,000
                                                -----------    -----------    -----------    -----------
 Net Interest Income after
      Provision for Loan Losses                   2,518,047      2,705,694      7,871,755      7,803,808
                                                -----------    -----------    -----------    -----------
 NONINTEREST INCOME (LOSS)
 Service charges                                    292,648        262,954        923,758        822,743
 Late charges and other fees                         64,052         34,084        173,168        117,996
 Gain (loss) on loans and
   investment securities                            146,711         (3,185)       301,469         (5,034)
 Income (expense) on foreclosed assets                    -          8,716           (625)        21,657
 Other income                                        37,223         34,015        104,864         45,373
                                                -----------    -----------    -----------    -----------
      Total Noninterest Income                      540,634        336,584      1,502,634      1,002,735
                                                -----------    -----------    -----------    -----------
 NONINTEREST EXPENSE
 Salaries and employee benefits                   1,099,597        837,224      3,016,358      2,523,437
 Occupancy                                          284,764        209,104        742,185        605,374
 SAIF deposit insurance premiums                      6,902          7,656         21,979         48,790
 Data processing fees                               244,208        144,035        479,174        391,334
 Advertising                                         94,985        117,393        306,699        273,735
 Other expense                                      279,887        334,299        999,684        888,513
                                                -----------    -----------    -----------    -----------
      Total Noninterest Expense                   2,010,343      1,649,711      5,566,079      4,731,183
                                                -----------    -----------    -----------    -----------
 Income before Income Taxes                       1,048,338      1,392,567      3,808,310      4,075,360
 Provision for Income Taxes                         352,213        494,229      1,351,560      1,475,405
                                                -----------    -----------    -----------    -----------
 NET INCOME                                         696,125        898,338      2,456,750      2,599,955
 OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized appreciation (depreciation) on
      available-for-sale securities,
      net of income taxes of
      $(102,706), $(124,823), $756,520
      and $(566,936), respectively                 (174,878)      (212,536)     1,288,128       (965,324)
                                                -----------    -----------    -----------    -----------
 COMPREHENSIVE INCOME                           $   521,247        685,802      3,744,878      1,634,631
                                                ===========    ===========    ===========    ===========

 BASIC EARNINGS PER SHARE                       $      0.17           0.18           0.58           0.51
                                                ===========    ===========    ===========    ===========
 DILUTED EARNINGS PER SHARE                     $      0.17           0.18           0.58           0.51
                                                ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001


                        GUARANTY FEDERAL BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)





                                                                Additional
                                                    Common       Paid-In         Unearned       Retained
                                                     Stock       Capital        ESOP Shares     Earnings
                                                     -----       -------        -----------    ----------

 Balance,  July 1, 2000                         $ 625,004      47,921,681        (2,870,440)   24,654,965
 Net income                                             -               -                 -     2,456,750
 Dividends on common stock,
 ($0.23 per share on 4,346,561 shares &
    $0.24 per share on 3,902,882 shares)                -               -                 -    (1,936,401)
 Recognition and Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
 RRP and RSP expense                                    -         367,611                 -             -
 Tax provision for RRP & RSP                            -          (2,010)                -             -
 Stock options exercised                            1,628          96,054                 -             -
 Dividends on RRP stock                                 -           4,525                 -             -
 Stock purchased for 2000 stock awards                  -         (85,945)                -             -
 Release of ESOP shares                                 -          24,418           174,077             -
 Treasury stock purchased                               -               -                 -             -
 Change in unrealized appreciation on
 available-for-sale securitites, net of
 income taxes of $756,520                               -               -                 -             -
                                                ---------      ----------       -----------    ----------
 Balance, March 31, 2001                        $ 626,632      48,326,334       (2,696,363)    25,175,314
                                                =========      ==========       ==========     ==========





                                                          Accumulated
                                                             Other
                                                         Comprehensive
                                                            Income
                                                          -----------
                                                           Unrealized
                                                         Appreciation on
                                                           Available-
                                                            for-Sale
                                                           Securities,     Treasury
                                                               Net          Stock           Total
                                                           ----------     ----------      ----------

 Balance,  July 1, 2000                                     2,398,947    (16,144,767)     56,585,390
 Net income                                                         -              -       2,456,750
 Dividends on common stock,
 ($0.23 per share on 4,346,561 shares &
    $0.24 per share on 3,902,882 shares)                            -              -      (1,936,401)
 Recognition and Retention Plan (RRP) &
  Restricted Stock Plan (RSP):
 RRP and RSP expense                                                -              -         367,611
 Tax provision for RRP & RSP                                        -              -          (2,010)
 Stock options exercised                                            -              -          97,682
 Dividends on RRP stock                                             -              -           4,525
 Stock purchased for 2000 stock awards                              -              -         (85,945)
 Release of ESOP shares                                             -              -         198,495
 Treasury stock purchased                                           -     (8,688,289)     (8,688,289)
 Change in unrealized appreciation on
 available-for-sale securitites, net of
 income taxes of $756,520                                   1,288,128              -       1,288,128
                                                            ---------     ----------      ----------
 Balance, March 31, 2001                                    3,687,075    (24,833,056)     50,286,936
                === ====                                    =========    ===========      ==========



See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001



                       GUARANTY FEDERAL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                                                         Accumulated Other
                                                                                       Comprehensive Income
                                                                                       --------------------
                                                                                            Unrealized
                                                 Additional                               Appreciation on
                                      Common       Paid-In      Unearned      Retained   Available-for-Sale  Treasury
                                       Stock       Capital     ESOP Shares    Earnings     Securities, Net     Stock     Total
                                     ----------   ----------  ------------  ----------  ------------------   --------  ---------
 Balance, July 1, 1999                $ 624,578   47,366,264   (3,100,080)   23,236,009      3,438,826      (8,132,375)  63,433,222
 Net income                                   -            -            -     2,599,955              -               -    2,599,955
 Dividends on common stock,
  ($0.20 per share on 5,156,256
  shares & $0.22 per share on
  4,798,163 shares)                           -            -            -    (2,086,846)             -               -   (2,086,846)
 Recognition and Retention Plan
  (RRP) & Restricted Stock Plan (RSP):
    RRP and RSP expense                       -      371,955            -             -              -               -      371,955
    Dividends on RRP Stock                    -        6,567            -             -              -               -        6,567
    Tax benefit of RRP & RSP                  -        3,831            -             -              -               -        3,831
 Stock options exercised                    396       23,455            -             -              -               -       23,851
 Release of ESOP shares                       -       19,269      172,230             -              -               -      191,499
 Treasury stock purchased                     -            -            -             -              -      (5,707,114)  (5,707,114)
 Change in unrealized appreciation
  on available-for-sale securitites,
  net of income taxes of $(566,936)           -            -            -             -       (965,324)              -     (965,324)
                                      ---------   ----------  -----------    ----------     ----------     -----------   ----------
 Balance, March 31, 2000              $ 624,974   47,791,341   (2,927,850)   23,749,118      2,473,502     (13,839,489)  57,871,596
                                      =========   ==========  ===========    ==========     ==========     ===========   ==========

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001


                     GUARANTY FEDERAL BANCSHARES, INC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                                    3/31/01         3/31/00
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  2,456,750       2,599,955
Items not requiring (providing) cash:
  Deferred income taxes                                               (16,563)        (18,546)
  Depreciation                                                        440,868         342,797
  Provision for loan losses                                           215,000         135,000
  (Gain) loss on loans and investment securities                     (301,469)          5,034
  (Gain) loss on sale of premises and equipment                        (2,743)         64,298
  (Gain) loss on sale of foreclosed assets                              1,070         (13,372)
  Amortization of deferred income, premiums and discounts             (79,748)         24,688
  RRP/RSP expense                                                     368,611         371,955
Origination of loans held for sale                                (21,793,131)     (3,578,374)
Proceeds from sale of loans held for sale                          17,519,803       3,668,579
Release of ESOP shares                                                198,495         191,499
Changes in:
  Accrued interest receivable                                        (314,088)         (4,766)
  Prepaid expenses and other assets                                  (445,513)       (358,486)
  Accounts payable and accrued expenses                             1,375,461         (59,327)
  Income taxes payable                                               (183,376)        150,834
                                                                 ------------    ------------
           Net cash provided by (used in) operating activities       (560,573)      3,521,768
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                             (22,495,626)    (26,266,397)
Principal payments on available-for-sale securities                    73,320         402,179
Principal payments on held-to-maturity securities                   1,652,964       1,662,067
Purchase of premises and equipment                                 (1,426,255)       (333,358)
Proceeds from sale of premises and equipment                            5,622         982,174
Purchase of available-for-sale securities                          (4,008,379)       (335,578)
Proceeds from sale of available-for-sale securities                   278,986               -
Proceeds from maturities of held-to-maturity securities                     -       4,700,000
Purchase of FHLB stock                                             (1,725,000)       (859,600)
Proceeds from sale of foreclosed assets                                   555         114,918
                                                                 ------------    ------------
           Net cash used in investing activities                  (27,643,813)    (19,933,595)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                97,682          23,851
Cash dividends paid                                                  (999,710)     (1,031,250)
Cash dividends received on RRP stock                                    4,525           6,567
Net increase in demand deposits,
  NOW accounts and savings accounts                                 2,764,650       4,524,799
Net increase (decrease) in certificates of deposit                    436,433        (806,614)
Net increase in securities sold under agreements to repurchase        880,927               -
Proceeds from FHLB advances                                        72,500,000      38,686,124
Repayments of FHLB advances                                       (39,173,777)    (22,330,677)
Advances from borrowers for taxes and insurance                      (431,653)       (250,875)
Stock purchased for stock awards                                      (85,945)              -
Treasury stock purchased                                           (8,688,289)     (5,707,114)
                                                                 ------------    ------------
           Net cash provided by financing activities               27,304,843      13,114,811
                                                                 ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                (899,543)     (3,297,016)
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9,157,271       9,689,121
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  8,257,728       6,392,105
                                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note 3: Benefit Plans

     On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company's common stock. As of March 31, 2001, all of the RRP, RSP and SCP shares have been purchased and awarded. The Bank is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $368,611 of expense under these stock award plans for the nine month period ended March 31, 2001. The SOP, 1998 SOP and 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank. As of March 31, 2001 all options except those on 34,023 shares have been granted. The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of March 31, 2001, there were 557,617 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 119,142 RRP, RSP and 2000 SCP shares were unvested.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

Note 4: Earnings Per Share



                                                For three months ended March 31, 2001        For nine months ended March 31, 2001
                                                -------------------------------------        -------------------------------------
                                                  Income         Shares      Per-share          Income       Shares     Per-share
Basic EPS
Income available to common stockholders         $  696,125      3,980,180     $  0.17         $ 2,456,750   4,218,857     $ 0.58
                                                                              =======                                    =======
Effect of Dilutive Securities
Stock Options                                            -         53,324                               -      44,368
                                                ----------      ---------                                   ---------
Income available to common stockholders         $  696,125      4,033,504     $  0.17         $ 2,456,750   4,263,225     $ 0.58
                                                ==========      =========     =======         ===========   =========     ======



                                                For three months ended March 31, 2001        For nine months ended March 31, 2001
                                                -------------------------------------        -------------------------------------
                                                  Income         Shares      Per-share          Income       Shares     Per-share
Basic EPS
Income available to common stockholders         $  898,338      4,928,861     $  0.18         $ 2,559,955   5,076,310     $ 0.51
                                                                              =======                                    =======
Effect of Dilutive Securities
Stock Options                                            -         46,827                               -      52,127
                                                ----------      ---------                     -----------   ---------
Income available to common stockholders         $  898,338      4,975,688     $  0.18         $ 2,559,955   5,128,437     $ 0.51
                                                ==========      =========     =======         ===========   =========     ======


     Options to purchase 5,000, 8,000 and 393,226 shares of common stock at $12.63, $12.75 and $13.44 per share, respectively, outstanding during the three months ended March 31, 2001, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 10,000, 16,704, 5,000, 8,000 and 393,226 shares of common stock at $12.00, $12.25, $12.63, $12.75 and $13.44 per share, respectively, outstanding during the nine months ended March 31, 2001, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The accompanying condensed consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), and all accounts of its wholly-owned subsidiary, Guaranty Federal Savings Bank (the "Bank") and all accounts of the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at March 31, 2001 and June 30, 2000, and the results of operations for the nine months ended March 31, 2001 and 2000.

     The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; performance of loans; changes in management strategy; increased competition from both bank and non-bank companies; and changes in the general level of interest rates.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

Financial Condition

     The Company's total assets increased $33,548,869 (10%) from $341,856,384 as of June 30, 2000, to $375,405,253 as of March 3, 2001.

     Interest-bearing deposits in other financial institutions decreased $1,184,563 (16%) from $7,250,514 as of June 30, 2000, to $6,065,951 as of March
31, 2001, as the funds were used to fund new loans.

     Securities available-for-sale increased $5,852,328 (43%) from $13,645,307 as of June 30, 2000, to $19,497,635 as of March 31, 2001. This is primarily due to purchases of $4,000,000 of investment securities and the increase in fair value of various equity securities. The Bank continues to hold 94,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $92,042 in the available-for-sale category. As of March 31, 2001, the gross unrealized gain on the stock was $6,001,978, an increase from $3,794,000 as of June 30, 2000.

     Securities held-to-maturity decreased due to maturities and principal repayments, by $1,687,029 (25%) from $6,768,672 as of June 30, 2000, to
$5,081,643 as of March 31, 2001.

     Net loans receivable increased by $22,367,449 (8%) from $295,057,753 as of June 30, 2000, to $317,425,202 as of March 31, 2001. During this period the Bank has hired three experienced commercial loan officers and increased its emphasis on commercial lending. As a result commercial loans have increased by $18,105,401 during this period. In addition the Bank has begun selling conforming loans on single family residences, while retaining the servicing rights. As a result permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $756,294, while loans held for sale increased by $4,450,180. The Bank continued to be active in construction lending. During the period construction loans increased by $9,386,221. Loan growth is anticipated to continue and represents a major part of the Bank's planned asset growth.

     Allowance for loan losses increased $213,309 (8%) from $2,519,946 as of June 30, 2000 to $2,733,255 as of March 31, 2001. The allowance increased due to the provision for loan losses for the period exceeding net loan charge-offs. The allowance for loan losses as of March 31, 2001 and June 30, 2000 was 0.85% respectively, of net loans outstanding. As of March 31, 2001, the allowance for loan losses was 33% of impaired loans versus 53% as of June 30, 2000.

     Premises and equipment increased $982,508 (14%) from $6,800,198 as of June 30, 2000 to $7,782,706 as of March 31, 2001. The increase is due to the additions related to the Company's new branch office.

     Deposits increased $3,201,083 (2%) from $144,607,238 as of June 30, 2000, to $147,808,321 as of March 31, 2001. For the nine months ended March 31, 2001, checking and savings accounts increased by $2,764,650 (5%) while certificates of deposits increased by $436,433 (0.5%).

     In order to fund the increase in loan demand and the repurchase of Company stock, the Company increased borrowings from the Federal Home Loan Bank (the "FHLB") by $33,326,223 (24%) from $136,507,147 as of June 30, 2000, to
$169,833,370 as of March 31, 2001. As of March 31, 2001, the Bank had the ability to borrow an additional $14.1 million from the FHLB.

     Advances from borrowers for taxes and insurance decreased $431,653 (31%) from $1,384,231 of June 30, 2000, to $952,578 as of March 31, 2001. This
decrease was primarily due to the payment of 2000 real estate taxes from borrower's escrow accounts.

     Accrued expenses and other liabilities increased $2,268,767 (274%) from $828,709 as of June 30, 2000, to $3,097,476 as of March 31, 2001 primarily due to changes in procedure regarding the issuance of Bank accounts payable checks and receipt of customer down payments on loans in process. These changes were the result of operational changes from the Company's conversion from a service bureau to an in-house computer system in September 2000. Prior to conversion, accounts payable checks were issued and deducted from the FHLB demand account (and included as a part of cash and cash equivalents) and customer down payments received on loans were

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

classified as a liability. Subsequent to conversion, accounts payable checks are drawn on a separate deposit account of the Bank and recorded as a liability while outstanding and customer down payments are included in loans in process, as a part of loans receivable, net. In addition, there were $936,691 ($0.24 per share) of dividends declared but unpaid as of March 31, 2001.

     Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $6,298,454 (11%) from $56,585,390 as of June 30, 2000, to $50,286,936 as of March 31, 2001. This decrease was due to several factors. During this period the Company repurchased a total of 704,564 of its outstanding shares in the open market at a cost of $8,688,289 ($12.33 per share). In addition, dividends in the amount of $999,710 ($0.23 per share) were declared and paid, on October 15, 2000, to stockholders of record as of September 5, 2000 and $936,691 ($0.24 per share) were declared and paid on April 12, 2001, to stockholders of record as of March 28,2001. There was an increase in the unrealized appreciation on available-for-sale securities of $1,288,128. On a per share basis, excluding unearned ESOP shares, stockholders' equity increased from $12.36 as of June 30, 2000 to $12.87 as of March 31, 2001.

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

GUARANTY FEDERAL BANCHSARES, INC.
FORM 10-Q FOR MARCH 31, 2001

                                               Three Months ended 3/31/2001             Three Months ended 3/31/2000
                                               ----------------------------             ----------------------------
                                             Average                    Yield/        Average                    Yield/
                                             Balance      Interest       Cost         Balance       Interest      Cost
                                             -------      --------       ----         -------       --------      ----
 ASSETS
 Interest-earning:
 Loans                                      $ 309,963       6,318        8.15%        $282,841       5,679       8.03%
 Investment securities                         17,227         306        7.11%          11,970         218       7.28%
 Other assets                                  16,575         204        4.92%          13,011         155       4.77%
                                            ---------       -----        ----         --------       -----       ----
 Total interest-earning                       343,765       6,828        7.94%         307,822       6,052       7.86%
 Noninterest-earning                            7,531                                    7,427
                                            ---------                                 --------
                                            $ 351,296                                 $315,249
                                            ---------                                 --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing:
 Savings accounts                           $   7,654          49        2.56%         $ 8,362          51       2.44%
 Transaction accounts                          38,323         289        3.02%          35,219         269       3.06%
 Certificates of Deposit                       89,442       1,301        5.82%          94,632       1,229       5.19%
 FHLB Advances                                159,711       2,550        6.39%         113,798       1,752       6.16%
 Other borrowed funds                             358           6        6.70%              -           -        0.00%
                                            ---------       -----        ----         --------       -----       ----
 Total interest-bearing                       295,488       4,195        5.68%         252,011       3,301       5.24%
 Noninterest-bearing                            4,003                                    3,027
                                            ---------                                 --------
 Total liabilities                            299,491                                  255,038
 Stockholders' equity                          51,805                                   60,211
                                            ---------                                 --------
                                            $ 351,296                                 $315,249
                                            =========                                 ========
 Net earning balance                        $  48,277                                 $ 55,811
                                            =========                                 ========
 Earning yield less costing rate                                         2.27%                                   2.62%
                                                                         ====                                    ====
 Net interest income, and net yield spread
    on interest earning assets                           $  2,633        3.06%                     $ 2,751       3.57%
                                                         ========        ====                      =======       ====
 Ratio of interest-earning assets to
    interest-bearing liabilities                              116%                                     122%
                                                              ===                                      ===

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001


                                               Nine Months ended 3/31/2001            Nine Months ended 3/31/2000
                                              -----------------------------          ------------------------------
                                              Average                Yield/          Average                 Yield/
                                              Balance    Interest     Cost           Balance    Interest      Cost
                                              -------    --------    ------          -------    --------     ------
 ASSETS
 Interest-earning:
 Loans                                       $305,626     18,656      8.14%         $278,163     16,241      7.78%
 Investment securities                         15,822        876      7.38%           12,307        630      6.83%
 Other assets                                  16,440        711      5.77%           14,276        475      4.44%
                                             --------    -------     ------         --------    -------      -----
 Total interest-earning                       337,888     20,243      7.99%          304,746     17,346      7.59%
 Noninterest-earning                            8,572                                  7,794
                                             --------                               --------
                                             $346,460                               $312,540
                                             ========                               ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing:
 Savings accounts                            $  7,767        159      2.73%         $  8,420        148      2.34%
 Transaction accounts                          37,914        889      3.13%           34,843        752      2.88%
 Certificates of Deposit                       89,628      3,911      5.82%           95,057      3,660      5.13%
 FHLB Advances                                153,293      7,191      6.25%          109,430      4,847      5.91%
 Other Borrowed Funds                             179          6      4.47%                -          -      0.00%
                                             --------    -------      -----          -------      -----      -----
 Total interest-bearing                       288,781     12,156      5.61%          247,750      9,407      5.06%
 Noninterest-bearing                            4,525                                  3,859
                                             --------                                -------

 Total liabilities                            293,306                                251,609
 Stockholders' equity                          53,154                                 60,931
                                             --------                               --------

                                             $346,460                               $312,540
                                             ========                               ========
 Net earning balance                         $ 49,107                               $ 56,996
                                             ========                               ========
 Earning yield less costing rate                                      2.38%                                  2.53%
                                                                      ====                                   ====
 Net interest income, and net yield spread
  on interest earning assets                            $  8,087      3.19%                     $ 7,939      3.47%
                                                        ========      ====                      =======      ====
 Ratio of interest-earning assets to
  interest-bearing liabilities                               117%                                   123%
                                                             ===                                    ===

Results of Operations - Comparison of Three Month and Nine Month Periods Ended March 31, 2001 and 2000.

     Net income for the three months and nine months ended March 31, 2001 was $696,125 and $2,456,750 as compared to $898,338 and $2,599,955 for the three months and nine months ended March 31, 2000 which represents an decrease in earnings of $202,213 or 23% for the three month period, and an decrease in earnings of $143,205 or 6% for the nine month period. The decrease in net income for the three months and nine months ended can be attributed to several factors which are discussed below.

Interest Income
---------------

     Total interest income for the three months and nine months ended March 31, 2001, increased $776,867 or 13% and $2,897,610 or 17% as compared to the three
months and nine months ended March 31, 2000.   For the three month and nine
month periods ended March 31, 2001 compared to the same periods in 2000, the average yield on interest earning assets increased 8 basis points to 7.94% and 40 basis points to 7.99% while the average balance of interest earnings assets increased $35,943,000 and $33,142,000 respectively. Nonperforming assets (non-accrual loans) were $8,259,000 as of March 31,2001 compared to $1,126,000 as of March 31, 2000. This resulted in a reduction in interest income of $159,000 and $264,000 for the three and nine months ended March 31, 2001, respectively.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

Interest Expense
----------------

     Total interest expense for the three months and nine months ended March 31, 2001, increased $894,514 or 27% and $2,749,663 or 29% when compared to the three months and nine months ended March 31, 2000. For the three month and nine month periods ended March 31, 2001 compared to the same periods in 2000, the average cost of interest bearing liabilities increased 44 basis points to 5.68% and 55 basis points to 5.61% while the average balance increased $43,477,000 and $41,031,000 respectively.

Net Interest Income
-------------------

     Net interest income for the three months ended March 31, 2001, decreased $117,647, or 4% and increased $147,947, or 2% for the nine months ended March 31, 2001, when compared to the same period in 2000. The yield on interest earning assets minus the cost on interest bearing liabilities decreased by 36 basis points, to 2.26% and 15 basis points to 2.38% for the three months and nine months ended March 31, 2001, respectively, when compared to the same periods one year ago.

Provision for Loan Losses
-------------------------

     Based on the continued growth of the loan portfolio, the increase in non-accrual loans and the increased emphasis on commercial lending, management decided to increase the allowance for loan losses through a provision for loan losses of $115,000 and $215,000 for the three months and nine months ended March 31, 2001, respectively, compared to $45,000 and $135,000 for the same periods in 2000. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

     Noninterest income increased $204,050, or 61% and $499,899, or 50% for the three months and nine months ended March 31, 2001, when compared to the three months and nine months ended March 31, 2000. For the three and nine month periods, the gain on sale of loans and investment securities increased $149,896 and $306,503 respectively, when compared to the same period in 2000. The gain on sale of loans is the result of mortgage banking activities related to the sale of single family conforming residential loans. The gain on sale of investments is the result of the sale of 2,000 shares of FHLMC stock during the nine month period. In addition, for the three and nine month periods, checking account service charges increased $26,694 or 11% and $101,015 or 12% respectively, compared to the same periods in 2000. Gains on sale of premises and equipment, included in other income for the nine months ended March 31, 2001 increased $67,041 or 104%, respectively, when compared to the same period in 2000.

Noninterest Expense
-------------------

     Noninterest expense increased $360,632, or 22% for the three months ended March 31, 2001, and increased $834,896 or 18% for the nine month period ending March 31, 2001 when compared to the three months and nine months ended March 31, 2000. This increase is primarily attributed to the Company's expansion of the commercial loan department, the conversion from a service bureau to an in-house computer system and the overall increase in accounts served.

Provision for Income Taxes
--------------------------

     There was a $142,016 and $123,845 decrease in the provision for income taxes for the three months and nine months ended March 31, 2001, as compared to the same period in 2000. This decrease was due to the decrease in before tax income for the three months and nine months ended March 31, 2001, compared to the same periods in 2000.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Nonperforming Assets

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of March 31, 2001, was $2,733,255 or 0.8% of loans receivable. Total assets classified as substandard or loss as of March 31, 2001, were $9,026,247 or 2.4% of total assets. Substandard loans at March 31, 2001 include nonaccrual loans to four borrowers totaling $7.9 million as follows:

o The Bank has a 75% participation interest in a loan secured by three motels with a principal balance of $3.0 million. Subsequent to March 31, 2001 the Bank and participant accepted a deed-in-lieu of foreclosure from the borrower.

o The Bank has loans with principal balances totaling $3.7 million to a builder who has had difficulty making monthly interest payments. Only one of the collateral properties has a tenant making lease payments. Payment of principal and interest of $2.6 million is contingent on the profitable liquidation of the collateral.

o The Bank has loans with principal balances totaling $0.8 million to a borrower secured by multi-family properties. These properties have not historically generated sufficient cash flow to properly maintain the properties and service the debt. Subsequent to March 31, 2001 one of the collateral buildings was destroyed by fire. The Bank believes insurance proceeds will be sufficient to restore the collateral.

o The Bank has loans with principal balances totaling $0.4 million to a builder who has sold a house under a contract for deed. The purchaser has been unable to perform under the contract and the builder has been unable to make payments to the Bank.

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

                                                       3/31/01        6/30/00       6/30/99
                                                       -------        -------       -------
Nonperforming loans                                     $8,259          4,757           906
Real estate acquired in settlement of loans                 --              2           101
                                                       -------        -------       -------
Total nonperforming assets                              $8,259          4,759         1,007
                                                       =======        =======       =======

Total nonperforming assets as a percentage
  of total assets                                         2.20%          1.39%         0.32%
Allowance for loan losses                               $2,733          2,520         2,349
Allowance for loan losses as a percentage
  of average net loans                                    0.89%          0.89%         1.00%


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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

minimize the impact of changing interest rates on the Bank's net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

     The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 2000 and March 31, 2001, ARMs constituted 62% and 63% of the Bank's loan portfolio, respectively. Of the ARMs originated during fiscal year 2001, borrowers preferred initial fixed rate periods of three or five years.

     The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2001, such loans made up 10% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

     The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2000, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $53,098,478 or 37% of its total deposits. As of March 31, 2001, these accounts totaled $55,863,128 or 38% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

     The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.


Interest Rate Sensitivity Analysis
----------------------------------

     The following table sets forth as of December 31, 2000 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.


                                   Estimated Net Portfolio Value                    NPV as % of PV of Assets
     BP Change              ----------------------------------------------         -------------------------
     in Rates               $ Amount          $ Change            % Change          NPV Ratio          Change
     --------               --------          ---------           --------          ---------          ------
       +300                 $ 53,902          $ (1,975)              -4%             15.72%             0.24%
       +200                   55,495              (382)              -1%             15.88%             0.40%
       +100                   56,201               324                1%             15.81%             0.33%
         NC                   55,877                                                 15.48%
       -100                   54,190            (1,687)              -3%             14.82%            -0.66%
       -200                   51,361            (4,516)              -8%             13.89%            -1.59%
       -300                   48,861            (7,016)             -13%             13.04%            -2.44%

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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

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

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 2001, the Bank's liquidity ratio was 8.0% which exceeded the minimum regulatory requirement.

     The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2001, the Bank had approximately $3,880,000 in commitments to originate mortgage loans and $20,871,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, brokered deposits .

     Due to the anticipated shift in the loan portfolio from conforming single family loans to commercial real estate and other commercial loans, the Bank anticipates shifting funding from FHLB advances to brokered deposits. These deposits generally have an all-inclusive cost greater than advances, but will allow the Bank to originate higher yielding loans.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2001

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Guaranty Federal Bancshares, Inc.



     Signature and Title                                Date

     /s/ James E. Haseltine                             May 8, 2001
     ----------------------                             -----------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



     /s/ Bruce Winston                                  May 8, 2001
     -----------------                                  -----------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)