Form 10-K405
period 2001-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2001-09-28
CIK 1046203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        June 30, 2001
                          ---------------------------
                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission File Number: 0-23325
                                                ---------

                        GUARANTY FEDERAL BANCSHARES, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     43-1792717
------------------------------------        ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1341 West Battlefield, Springfield, Missouri                 65807
--------------------------------------------      ------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ---------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on September 12, 2001, was $39.1 million.

         As of September 12, 2001 there were outstanding 4,076,991 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders for the fiscal year ended
    June 30, 2001. (Part II)
2. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                        GUARANTY FEDERAL BANCSHARES, INC.

                                    Form 10-K

                                TABLE OF CONTENTS

Item                                                                                                   Page

                                                       PART I

         1.       Business                                                                               1

         2.       Properties                                                                            19

         3.       Legal Proceedings                                                                     19

         4.       Submission of Matters to a Vote of Security Holders                                   19

                                                       PART II

         5.       Market for Registrant's Common Equity and Related Stockholder Matters                 19

         6.       Selected Financial Data                                                               19

         7.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         19

         7A.      Quantitative and Qualitative Disclosures About Market Risk                            20

         8.       Financial Statements and Supplementary Data                                           20

         8.       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                                20

                                                      PART III

         10.      Directors and Executive Officers of the Registrant                                    20

         11.      Executive Compensation                                                                20

         12.      Security Ownership of Certain Beneficial Owners and Management                        20

         13.      Certain Relationships and Related Transactions                                        20

         14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                       21

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

Market Area

         The Bank's primary market area is Greene County, which is in the southwestern corner of Missouri. There is a large regional health care presence with two large regional hospitals employing over 14,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of Greene County's growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and receives between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

         Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated:

Composition of Loan Portfolio

                                                                   As of June 30,
                                 --------------------------------------------------------------------------------------------
                                        2001                 2000               1999              1998             1997
                                 -----------------    -----------------    --------------   ---------------   ---------------
                                      $        %           $        %         $        %       $        %      $         %
                                 ---------   -----    ----------   ----    -------   ----   -------    ----   -------   -----
                                                               (Dollars in Thousands)

Mortgage loans (includes loans held for sale):

   One to four units             $ 189,436     55%     $ 198,155    63%    178,680    63%   148,396     66%   116,441    68%
   Multi-family                     42,641     12%        39,146    12%     35,795    13%    21,536     10%    15,457     9%
   Construction                     55,317     16%        41,372    13%     38,605    14%    34,729     16%    25,149    15%
   Commercial real estate           43,893     13%        26,559     9%     20,771     7%    12,721      6%     8,323     5%
                                   -------    ----     ---------   ----    -------   ----   -------    ----   -------   ----
Total mortgage loans               331,287     96%       305,232    97%    273,851    97%   217,382     98%   165,370    97%
                                   -------    ----     ---------   ----    -------   ----   -------    ----   -------   ----
   Commercial business loans         5,511      1%           761     0%        544     0%       646      0%       383     0%
   Share loans                         273      0%           461     0%        573     0%       623      0%       720     0%
   Automobile                        2,260      1%         1,941     1%      2,016     1%     2,018      1%     1,765     1%
   Other                             8,040      2%         7,118     2%      5,389     2%     3,251      1%     2,727     2%
                                   -------    ----     ---------   ----    -------   ----   -------    ----   -------   ----
Total consumer and other loans      16,084      4%        10,281     3%      8,522     3%     6,538      2%     5,595     3%
                                   -------    ----     ---------   ----    -------   ----   -------    ----   -------   ----
Total loans                        347,371    100%       315,513   100%    282,373   100%   223,920    100%   170,965   100%
                                              ====                 ====              ====              ====             ====
Less:
   Loans in process                 24,212                16,668            15,466           15,235            10,476
   Deferred loan fees/costs, net       268                   164               180               84               (39)
   Unearned discounts                   88                   108               109              190               216
   Allowance for loan losses         2,697                 2,520             2,349            2,191             2,177
                                   -------             ---------           -------          -------           -------
Total Loans, Net                 $ 320,106             $ 296,053           264,269          206,220           158,135
                                   =======             =========           =======          =======           =======


The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of June 30, 2001 of all loans due after June 2002, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type

                                                  Adjustable
                            Fixed Rates             Rates                 Total
                            -----------            -------               -------
                                          (Dollars in Thousands)
One-to four-family         $     51,600            128,162               179,762
Multi-family                     12,845             28,361                41,206
Construction                      1,605                 76                 1,681
Commercial real estate           10,155             18,791                28,946
Consumer & other loans            2,386              7,325                 9,711
                            -----------            -------               -------
Total loans (1)            $     78,591            182,715               261,306
                           ============            =======               =======


(1) Before deductions for unearned discounts, deferred loan fees/costs, net and allowances for loan losses.

         The following table sets forth the maturity of the Bank's loan portfolio as of June 30, 2001. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal repayments on loans totaled $24.7 million for the year ended June 30, 2001.

                                                 Due After
                               Due in One        One Through          Due After
Loan Maturities                Year or Less      Five Years           Five Years        Total
---------------                ------------      -----------          ----------   -----------
                                                     (Dollars in thousands)
One to four family              $    9,650            28,297             151,465       189,412
Multi family                         1,435            18,908              22,298        42,641
Construction                        30,082             1,681                   -        31,763
Commercial real estate              14,313             6,946              22,000        43,259
Consumer and other loans             6,373             2,600               7,111        16,084
                                ----------       -----------          ----------   -----------

   Total loans (1)              $   61,853            58,432             202,874       323,159
                                ----------       -----------          ----------   -----------
Less:
Deferred loan fees/costs                                                                   268
Unearned discounts                                                                          88
Allowance for loan losses                                                                2,697
                                                                                   -----------
Loans receivable net                                                               $   320,106
                                                                                   ===========

(1) Includes mortgage loans held for sale of $2,863.


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

         As of June 30, 2001, $189.4 million or 55% of the Bank's total loan portfolio consisted of one- to four-family residential loans, of which 69% were ARM loans. The Bank currently offers ARM loans that have fixed interest rates for either one, three or five years and, following that initial fixed period, adjust annually. The Bank has also offered ARM loans for which interest rates adjust every one, three or five years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans currently are made for terms of 15 and 30 years.

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

         Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 2001, $42.6 million or 12% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as security interest in real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank's multi-family mortgage loans have been originated with an adjustable rates of interest, the majority, of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period and with subsequent adjustments at a spread to the one year US Treasury rate. The loan-to-one-borrower limitation, $7.5 million as of June 30, 2001, is the maximum the Bank will lend on a multi-family real estate loan. Loans above $500,000 require Board of Directors approval on a case-by-case basis.

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

         Construction Loans. As of June 30, 2001, construction loans totaled $55.3 million or 16% of the Bank's total loan portfolio. Construction loans are made to certain builders for construction of single family homes for resale, as well as to individuals in connection with long-term, permanent loans to be made upon completion of the construction. This portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

         Commercial Real Estate. As of June 30, 2001, the Bank has commercial real estate loans totaling $43.9 million or 13% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority, of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the one year US Treasury rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

         To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $7.5 million as of June 30, 2001, as its maximum commercial real estate loan amount. Commercial loans above $500,000 require Board of Directors approval on a case-by-case basis. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

         As of June 30, 2001, the Bank's loan portfolio also included approximately $10.3 million in loans to develop land into residential lots and loans on completed lots in the commercial real estate loan portfolio. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

         Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 2001, the Bank has such loans totaling $16.1 million or 4% of the Bank's total loan portfolio. The Bank will continue to expand its consumer and commercial lending as opportunities present themselves.

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

Delinquencies and Problem Assets.

         Delinquent Loans. As of June 30, 2001, the Bank has twenty two loans 90 days or more past due with a principal balance of $2,304,205 and twenty nine loans between 30 and 89 days past due with total principal balances of $2,199,020. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were 90 days or more delinquent at the dates indicated.

   Delinquency Summary                                                                        As of June 30,
   -------------------                                                  --------------------------------------------------------
                                                                           2001         2000        1999        1998       1997
                                                                        --------       ------      ------      ------     ------
                                                                                             (Dollars in Thousands)
   Loans contractually past maturity or past due 90 days or more and accounted for on a non-accrual basis:
   Mortgage Loans:
     One- to four-family                                                $   444           13          110          -         279
     Multi-family                                                            -             -            -          -         286
     Construction                                                         1,065           84            -          -         190
     Commercial real estate                                                 668            -            -          -           -
                                                                        --------       ------      ------     ------      ------
                                                                          2,177           97          110          -         755
                                                                        --------       ------      ------     ------      ------
   Non-mortgage loans:
     Commercial loans                                                       109            -            -          -           -
     Consumer and other loans                                                18            -            -          -           -
                                                                        --------       ------      ------     ------      ------
                                                                            127            -            -          -           -
                                                                        --------       ------      ------     ------      ------
        Total non-accrual loans                                           2,304           97          110          -         755
                                                                        --------       ------      ------     ------      ------
   Accruing loans which are contractually past maturity
    or past due 90 days or more:

   Mortgage Loans:
     One- to four-family                                                     -           152            -          -           -
     Multi-family                                                            -             -            -          -           -
     Construction                                                            -             -          102        121         113
     Commercial real estate                                                  -             -            -          -           -
                                                                        --------       ------      ------     ------      ------
                                                                             -           152          102        121         113
                                                                        --------       ------      ------     ------      ------
   Non-mortgage loans:
     Commercial loans                                                        -             -            -          -           -
     Consumer and other loans                                                -             -            -          -           -
                                                                        --------       ------      ------     ------      ------
                                                                             -             -            -          -           -
                                                                        --------       ------      ------     ------      ------
        Total past maturity or past due accruing loans                       -           152          102        121         113
                                                                        --------       ------      ------     ------      ------
   Total contractually past maturity or 90 days or
   more past due                                                        $ 2,304          249          212        121         868
                                                                        ========       ======      ======     ======      ======
   Total contractually past maturity or 90 days or
   more past due as a percentage of net loans                             0.73%        0.08%        0.08%      0.06%       0.55%
                                                                          ====         ====         ====       ====        ====
   Total contractually past maturity or 90 days or
   more past due as a percentage of total assets                          0.62%        0.07%        0.07%      0.05%       0.44%
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

         The following table shows the principal amount of non-performing assets and the resulting impact on interest income for the periods then ended.


   Non-Performing Assets                                                            As of June 30,
   ---------------------                                ---------------------------------------------------------------
                                                           2001         2000          1999        1998            1997
                                                        --------       ------        ------      ------          ------
                                                                               (Dollars in Thousands)
   Mortgage Loans:
     One- to four-family                                $  1,358          578           151         213             279
     Multi-family                                              -          441           751         775             286
     Construction                                          2,115           84             -           -             190
     Commercial real estate                                1,396        3,652             -           -             502
                                                        --------       ------        ------      ------          ------
                                                           4,869        4,755           902         988           1,257
                                                        --------       ------        ------      ------          ------
   Non-mortgage loans:
     Commercial loans                                         60            -             -           -               -
     Consumer and other loans                                 19            2             4          24               -
                                                        --------       ------        ------      ------          ------
                                                              79            2             4          24               -
                                                        --------       ------        ------      ------          ------
        Total non-accrual loans                            4,948        4,757           906       1,012           1,257
   Real estate and other assets acquired in
   settlement of loans                                         4            2           102         286             210
                                                        --------       ------        ------      ------          ------
   Total non-performing assets                          $  4,952        4,759         1,008       1,298           1,467
                                                        ========       ======        ======      ======          ======

   Total non-accrual loans as a percentage of
   net loans                                               1.55%        1.61%         0.34%       0.49%           0.79%
                                                           ====         ====          ====        ====            ====
   Total non-performing assets as a
   percentage of total assets                              1.32%        1.39%         0.32%       0.50%           0.74%
                                                           ====         ====          ====        ====            ====
   Impact on interest income for the period
   Interest income that would have been
   recorded on non-accruing loans                       $    179           47            10          16              31
                                                        ========       ======        ======      ======          ======

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

         The following table shows the aggregate amounts of the Bank's classified assets as of June 30, 2001.

   Classification of Assets       Special Mention        Substandard             Doubtful                Loss
                                  -----------------    -----------------     ------------------    ------------------
                                   Number   Amount      Number    Amount      Number     Amount     Number     Amount
                                  -------  --------    -------   -------     --------   -------    ------     -------
                                                                 (Dollars in Thousands)
   Loans:
     One- to four-family              33    $ 2,251        23    $ 2,972       -        $  -         -        $  -
     Multi-family                    -          -         -          -         -           -         -           -
     Commercial real estate          -          -           4      1,397       -           -           1         175
     Land                            -          -           3        285       -           -         -           -
     Other loans                     -          -          20        325       -           -         -           -
                                  ------    -------    ------    -------     ------     ------     ------     ------
   Total loans                        33      2,251        50      4,979       -           -           1         175
                                  ------    -------    ------    -------     ------     ------     ------     ------
   Foreclosed assets held-for-sale:
     One- to four-family             -          -         -          -         -           -         -           -
     Commercial real estate          -          -         -          -         -           -         -           -
     Land and other assets             1          4       -          -         -           -         -           -
                                  ------    -------    ------    -------     ------     ------     ------     ------
   Total foreclosed assets             1          4       -          -         -           -         -           -
                                  ------    -------    ------    -------     ------     ------     ------     ------
     Total                            34    $ 2,255        50    $ 4,979       -        $  -           1       $ 175
                                  ======    =======    ======    =======     ======     ======     ======     ======

         As of June 30, 2001, the Bank has no real estate obtained through foreclosure, and $4,200 in other repossessed property.

         One borrower accounts for $3.5 million of the impaired loans of which $1.7 million is over 90-days delinquent. The collateral securing the loans includes single-family houses and two office condominium units. A second troubled borrower is a builder having difficulty selling an upper-bracket home. A third borrower has two loans secured by multi-family properties that have not historically generated sufficient cash flow to properly maintain the properties and service the debt. Other impaired loans are collateralized primarily by single family residences.

Allowance for Loan Losses
                                       8

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

         As of June 30, 2001 the Bank's total allowance for loan losses was $2.7 million or 0.78% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

         During fiscal year 1997, the Bank experienced a net recovery and elected to make no further addition to the allowance. For fiscal 1998 through 2001, the Bank experienced loan charge offs in excess or recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio of other circumstances warrant.

         Non-performing loans increased during the fourth quarter of fiscal 2000 which has caused a decrease in the Bank's allowance for loan losses as a percentage of non-performing loans. However, the Bank has been able to improve the overall quality of the collateral on its non-performing loan portfolio through the reduction of construction type loans to more marketable real estate. Thus, the Bank does not feel that the anticipated loss in its non-performing loans has increased proportionally to the increase in the number and balance of these loans.

         The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

   Allowance for Loan Losses                                                             Year Ended June 30,
                                                                ---------------------------------------------------------------
                                                                  2001           2000          1999          1998         1997
                                                                -------         -------       ------        ------       ------
                                                                                       (Dollars in Thousands)
 Beginning balance                                              $ 2,520           2,349        2,191         2,177        2,108
                                                                -------         -------       ------        ------       ------
   Gross loan charge offs
   Mortgage Loans:

     One- to four-family                                             (5)            -            -             (56)         (59)
     Multi-family                                                   -               -            -             -            -
     Construction                                                   -               -             (3)          (49)         -
     Commercial real estate                                        (115)            -            -             -            -
                                                                -------         -------       ------        ------       ------
                                                                   (120)            -             (3)         (105)         (59)
                                                                -------         -------       ------        ------       ------
   Non-mortgage loans:
     Commercial loans                                               -               -            -             -            -
     Consumer and other loans                                       (13)             (9)         (26)          (46)          (4)
                                                                -------         -------       ------        ------       ------
                                                                    (13)             (9)         (26)          (46)          (4)
                                                                -------         -------       ------        ------       ------
        Total charge offs                                          (133)             (9)         (29)         (151)         (63)
                                                                -------         -------       ------        ------       ------
   Recoveries
   Mortgage Loans:

     One- to four-family                                            -               -            -              42           35
     Multi-family                                                   -               -            -             -              -
     Construction                                                   -               -            -             -              -
     Commercial real estate                                         -               -            -             -              -
                                                                -------         -------       ------        ------       ------
                                                                    -               -            -              42           35
                                                                -------         -------       ------        ------       ------
   Non-mortgage loans:
     Commercial loans                                               -               -              7           -             97
     Consumer and other loans                                       -               -            -             -              -
                                                                -------         -------       ------        ------       ------
                                                                    -               -              7           -             97
                                                                -------         -------       ------        ------       ------
        Total recoveries                                            -               -              7            42          132
                                                                -------         -------       ------        ------       ------
   Net loan recoveries (charge-offs)                               (133)             (9)         (22)         (109)          69
   Provision for loan losses charged
   (credited) to expense                                            310             180          180           123            -
                                                                -------         -------       ------        ------       ------
   Ending balance                                               $ 2,697           2,520        2,349         2,191        2,177
                                                                =======         =======       ======        ======       ======

   Net charge-offs (recoveries) as a
   percentage of average loans, net                               0.04%           0.00%        0.01%         0.06%       -0.05%
                                                                  ====            ====         ====          ====         ====
   Allowance for loan losses as a
   percentage of average loans, net                               0.87%           0.89%        1.00%         1.24%        1.49%
                                                                  ====            ====         ====          ====         ====
   Allowance for loan losses as a
   percentage of total non-performing loans                         55%             53%         259%          217%         173%
                                                                  ====            ====         ====          ====         ====



Allocation of Allowance for Loan Losses

         The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.


                                                                       As of June 30,
                                   --------------------------------------------------------------------------------
                                        2001             2000             1999             1998             1997
                                   -------------    -------------    ------------     -----------     -------------
                                    Amount    %      Amount    %      Amount    %      Amount   %      Amount    %
                                   -------  ----    -------  ----    -------  ---     -------  ---    -------   ---
                                                                   (Dollars in thousands)

Mortgage Loans                     $ 2,562   95%    $ 2,439   97%    $ 2,341    97%   $ 2,185   97%   $ 2,099    97%
Consumer and other loans               135    5%         81    3%          8     3%         6    3%        78     3%
                                   -------  ---     -------  ---     -------   ---    -------  ---    -------   ---
   Total                           $ 2,697  100%    $ 2,520  100%    $ 2,349   100%   $ 2,191  100%   $ 2,177   100%
                                   =======  ===     =======  ===     =======   ===    =======  ===    =======   ===

Investment Activities

         The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 2001, the Company has investment securities with a carrying value of $24.0 million and an estimated fair value of $24.1 million. Of those securities $19.4 million, or 81%, of the Company's investment securities portfolio are available-for-sale.

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

         The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

                                                                               Gross             Gross
                                                            Amortized         Unrealized       Unrealized        Approximate
Investment Securities                                         Cost             Gains            (Losses)          Fair Value
---------------------                                       ---------         ----------       -----------       -----------
As of June 30, 2001
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
   FHLMC stock                                           $     91,063        6,237,587              -               6,328,650
   Other stock                                              2,653,339          142,061            (350)             2,795,050
Debt Securities:
   Trust preferred securities                               6,523,205              -          (104,405)             6,418,800
   U. S. government agencies                                1,993,423            2,896              -               1,996,319
   Mortgage-backed securities                               1,919,871              -           (10,798)             1,909,073
HELD-TO-MATURITY SECURITIES:
   U. S. government agencies                                  405,369            3,337              -                 408,706
   Mortgage-backed securities                               4,140,497          165,426         (13,371)             4,292,552
                                                         ------------        ---------        --------             ----------
                                                         $ 17,726,767        6,551,307        (128,924)            24,149,150
                                                         ============        =========        ========             ==========

                                                                            Gross           Gross
                                                        Amortized         Unrealized      Unrealized       Approximate
Investment Securities                                     Cost              Gains          (Losses)         Fair Value
                                                     ------------       ------------     -----------      ------------
As of June 30, 2000
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
   FHLMC stock                                       $     94,000          3,794,000               -         3,888,000
   Other stock                                            938,005             83,665        (172,379)          849,291
Debt Securities:
   Trust preferred securities                           6,509,629            143,604               -         6,653,233
   Mortgage-backed securities                           2,295,819                -           (41,036)        2,254,783
HELD-TO-MATURITY SECURITIES:
   U. S. government agencies                              600,061                -           (19,022)          581,039
   Mortgage-backed securities                           6,168,611            113,477        (106,541)        6,175,547
                                                     ------------       ------------     -----------      ------------
                                                     $ 16,606,125          4,134,746        (338,978)       20,401,893
                                                     ============       ============     ===========      ============

                                                                            Gross            Gross
                                                       Amortized          Unrealized      Unrealized       Approximate
Investment Securities                                      Cost             Gains          (Losses)         Fair Value
                                                     ------------       ------------     -----------      ------------
As of June 30, 1999
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
   FHLMC stock                                       $     94,000          5,474,000               -         5,568,000
   Other stock                                            735,762            106,973         (72,700)          770,035
Debt Securities:
   Mortgage-backed securities                           2,644,526              7,168         (38,554)        2,613,140
HELD-TO-MATURITY SECURITIES:
   U. S. government agencies                            7,442,210                 32          (6,800)        7,435,442
   Mortgage-backed securities                           7,952,433            300,020         (63,913)        8,188,540
                                                     ------------       ------------     -----------      ------------
                                                     $ 18,868,931          5,888,193        (181,967)       24,575,157
                                                     ============       ============     ===========      ============

Composition of Investment Portfolio

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio as of June 30, 2001:

                                                                                    Weighted
Investment Portfolio Maturities and                                  Amortized       Average          Approximate
Average Weighted Yields                                              Cost             Yield            Fair Value
-------------------------------------------                        ---------        ---------         ------------

   Due after one through five years                                $ 1,993,423        5.47%             1,996,319
   Due after ten years (1)                                           6,928,574        5.63%             6,827,506
   Equity securities not due on
     a single maturity date                                          2,744,402        0.00%             9,123,700
   Mortgage-backed securities not due on a
     single maturity date                                            6,060,368        7.28%             6,201,625
                                                                   -----------        ----             ----------
                                                                   $17,726,767        5.30%            24,149,150
                                                                   ===========        ====             ==========

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

Deposit Account Types

                                                                   As of June 30,
                      ----------------------------------------------------------------------------------------------
                                      2001                        2000                             1999
                      ---------------------------    ------------------------------   ------------------------------
                      Average             Percent    Average               Percent    Average               Percent
                      Interest            of Total   Interest              of Total   Interest              of Total
                      Rate       Amount   Deposits   Rate         Amount   Deposits   Rate         Amount   Deposits
                      --------   ------   --------   --------     ------   --------   --------     ------   --------
                                                          (Dollars in Thousands)

NOW                     1.49%  $  22,612     13%      1.89%      $  20,482      14%    1.91%       $ 18,068      13%
Savings                 1.98%      7,578      4%      2.72%          8,551       6%    2.23%          8,751       6%
Money Market            3.70%     21,497     13%      4.77%         17,511      12%    3.81%         15,546      11%
Non-interest
   bearing demand       0.00%      6,958      4%      0.00%          6,554       5%    0.00%          4,371       3%
                               ---------     ---                 ---------     ---                ---------     ---
        Total                     58,645     34%                    53,098      37%                  46,736      33%
                               ---------     ---                 ---------     ---                ---------     ---
Certificates of Deposit: (fixed-rate, fixed-term)
     1-11 months        5.38%     70,605     41%      5.44%         64,595      45%    4.40%         15,041      11%
     12-23 months       5.05%     20,158     12%      5.75%         17,379      12%    4.71%         34,874      25%
     24-35 months       5.32%     14,994      9%      5.88%          5,158       4%    5.14%         21,545      15%
     36-47 months       6.19%      3,453      2%      5.47%          1,453       1%    5.48%          8,862       6%
     48-59 months       6.02%        795      1%      6.08%          2,866       2%    5.73%          1,784       1%
     60-71 months       5.91%      1,998      1%      5.94%             58       0%    6.09%          7,752       5%
     72-95 months       0.00%          -      0%      6.24%              -       0%    6.24%          4,543       3%
                               ---------    ---                  ---------     ---                ---------     ---
        Total                    112,003     66%                    91,509      63%                  94,401      67%
                               ---------    ---                  ---------     ---                ---------     ---
Total Deposits                 $ 170,648    100%                 $ 144,607     100%               $ 141,137     100%
                               =========    ===                  =========     ===                =========     ===


         The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 2001.

Maturities of Certificates of Deposit of $100,000 or More

                                                  As of June 30, 2001
                                                  ---------------------
                                                  (Dollars in Thousands)
Three months or less                                  $     1,653
Over three through six months                               1,502
Over six through twelve months                              5,518
Over twelve months                                          3,640
                                                  ---------------------
Total                                                 $    12,313
                                                  =====================

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

Selected Data for Federal Home Loan Bank Advances

                                               2001          2000       1999
                                            ---------     -------    -------
                                                  (Dollars in Thousands)
Remaining maturity as of June 30:

Less than one year                         $  54,401      53,673     21,823
One to two years                               9,690      13,335      7,507
Two to three years                            31,114       3,802     10,335
Three to four years                            6,285      22,233      3,168
Four to five years                             9,587       6,413     22,233
Over five years                               35,580      37,051     39,728
                                           ---------     -------    -------
   Total                                   $ 146,657     136,507    104,794
                                           =========     =======    =======

Weighted average rate as of June 30             5.99%       6.07%      5.71%

For the year ended June 30:

   Average balance                         $ 155,325     114,124     79,985
   Average interest rate                        6.21%       5.94%      5.90%

Maximum outstanding as of any month end    $ 171,006     136,507    104,794


Subsidiary Activity

         The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank has an investment of $38,000 in its service corporation as of June 30, 2001. The service corporation sells mutual funds, fixed and variable annuities, unit investment trusts, individual stocks and bonds, and life insurance. Such sales are completed through an agreement with "INVEST" for providing brokerage services. The service corporation sells property and casualty insurance through an agreement with American National Property and Casualty, a Springfield based insurance company.

Financial Highlights

                                                  Year Ended June 30,
                                   ---------------------------------------
                                    2001            2000          1999
                                   -------       --------        ---------

Dividend Payout Ratio                 61%             60%           57%

Return on Average Assets            0.92%           1.10%         1.19%

Return on Average Equity            6.20%           5.85%         5.15%

Stockholders' Equity to Assets     13.42%          16.55%        20.25%




Employees

         Substantially, all of the activities of the Company are conducted through the Bank. As of June 30, 2001 the Company has no salaried employees.

         As of September 12, 2001 the Bank has 79 full-time employees and 37 part time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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


         The FDIC charges an annual assessment for the insurance of deposits basedon the risk a particular institution poses to its deposit insurance fund. Under this system, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. Risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

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

         Bruce Winston is Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 1992. Mr. Winston has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, he served in various other capacities with two other financial institutions over a period of 20 years. He is a graduate of Southwest Missouri State University.

         As of June 30, 2001, the years of age of these individuals was 54 for Mr. Haseltine, 54 for Mr. Williams and 53 for Mr. Winston.

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

Item 3. Legal Proceedings

         The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of June 30, 2001, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information on page 1 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 2001 (the "2001 Annual Report") is incorporated herein by reference. Dividends paid information on pages 9 and 11 of the 2001 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained on page 3 of the 2000 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The information contained on pages 4 through 14 of the 2001 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information contained on pages 11 and 12 under the headings "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 2001 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

         The financial statements set forth on pages 15 to 41 of the 2001 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "First Proposal, Election of Directors" in the proxy statement for the Annual Meeting of Stockholders to be held October 24, 2001 (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers and directors is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and under "Executive Officers of the Registrant" in Item 1 of this report.

Item 11.  Executive Compensation

         The information contained in the sections captioned "Directors Compensation", "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", " "Summary Compensation Table," "Employment Agreements," and "Aggregated Option/SAR Exercises and Fiscal Year end Option/SAR Values," in the Proxy Statement is incorporated herein by reference.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants included in the 2001 Annual Report are incorporated herein by reference and also in Item 8 of this report.

                  Independent Accountants' Report

                  Consolidated Balance Sheets as of June 30, 2001 and 2000.

                  Consolidated Statements of Income for the Years Ended June 30, 2001, 2000, and 1999.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2001, 2000, and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999.

                  Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:
                  (a)   List of Exhibits:
                  3(i)  Certificate of Incorporation of Guaranty Federal
                        Bancshares, Inc.*
                  3(ii) Bylaws of Guaranty Federal Bancshares, Inc.*
                  4     Rights Agreement dated January 20, 1999 concerning the
                        issuance of preferred stock and related rights. **
                  10.1  1994 Stock Option Plan***
                  10.2  Recognition and Retention Plan****
                  10.3  1998 Stock Option Plan*****
                  10.4  Restricted Stock Plan******
                  10.5  Change in Control Severance Agreements
                  10.6  2000 Stock Compensation Plan
                  10.7  2001 Stock Compensation Plan
                  13    Annual Report to Stockholders for the fiscal year ended
                        June 30, 2001 (only those portions incorporated by
                        reference in this document are deemed "filed")
                  21    Subsidiaries of the Registrant*
                  23    Consent of BKD, LLP
         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                                         GUARANTY FEDERAL BANCSHARES, INC.

Dated:  September 20, 2001             By: /s/ James E. Haseltine
                                           -----------------------------------
                                           James E. Haseltine
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ James E. Haseltine                      By:      /s/ Ivy L. Rogers
         -----------------------------------                  -----------------------------------
         James E. Haseltine                                   Ivy L. Rogers
         President and Chief Executive Officer                Director
         (Principal Executive Officer)
Date:    September 20, 2001                          Date:    September 20, 2001


By:      /s/ Bruce Winston                           By:      /s/ Gary Lipscomb
         -----------------------------------                  -----------------------------------
         Bruce Winston                                        Gary Lipscomb
         SVP and Chief Financial Officer                      Director
         (Principal Accounting and Financial
         Officer)
Date:    September 20, 2001                          Date:    September 20, 2001


By:      /s/ Wayne V. Barnes                         By:      /s/ Jack L. Barham
         -----------------------------------                  -----------------------------------
         Wayne V. Barnes                                      Jack L. Barham
         Director                                             Chairman of the Board and Director
Date:    September 20, 2001                          Date:    September 20, 2001


By:      /s/ Gregory V. Ostergren                    By:      /s/ Raymond D. Tripp
         -----------------------------------                  -----------------------------------
         Gregory V. Ostergren                                 Raymond D. Tripp
         Director                                             Director
Date:    September 20, 2001                          Date:    September 20, 2001


By:      /s/ Kurt D. Hellweg
         -----------------------------------
         Kurt D. Hellweg
         Director
Date:    September 20, 2001
