Form 10-Q
period 2001-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2001-11-13
CIK 1046203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001
                                          ------------------

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

          Yes   X    No
              -----     -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 9, 2001
          -----                          -------------------------------
Common Stock, Par Value $0.10                    4,061,369 Shares

                       GUARANTY FEDERAL BANCSHARES, INC.
                                   Form 10-Q

                               TABLE OF CONTENTS
Item                                                                 Page

                         PART I. Financial Information

1.  Consolidated Financial Statements (Unaudited):
     Statements of Financial Condition                                 3

     Statements of Income                                              4

     Statements of Changes in Stockholders' Equity                     5

     Statements of Cash Flows                                          7

     Notes to Consolidated Financial Statements                        8

2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               9

3. Quantitative and Qualitative Disclosures about Market Risk         13

                          PART II. Other Information

1.  Legal Proceedings                                                 16

2.  Changes in Securities and Use of Proceeds                         16

3.  Defaults Upon Senior Securities                                   16

4.  Submission of Matters to Vote of Security-holders                 16

5.  Other Information                                                 16

6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                            17

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

         PART I
Item 1. Financial Statements
----------------------------

                       GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                SEPTEMBER 30, 2001 (UNAUDITED AND JUNE 30, 2001

                                                9/30/2001        6/30/2001
                                              ------------     ------------
            ASSETS
Cash                                          $  2,892,018        2,665,287
Interest-bearing deposits in other
  financial institutions                         6,283,250        7,648,271
                                              ------------     ------------
    Cash and cash equivalents                    9,175,268       10,313,558
Available-for-sale securities                   20,945,062       19,447,892
Held-to-maturity securities                      4,118,521        4,545,866
Stock in Federal Home Loan Bank, at cost         4,528,093        2,862,793
Mortgage loans held for sale
Loans receivable, net of allowance for
  loan losses; 9/30/2001 - $2,772,389;
  6/30/2001 - $2,697,389                       322,096,438      317,243,111
Accrued interest receivable:
    Loans                                        1,843,736        1,940,922
    Investments                                    139,170          207,831
Prepaid expenses and other assets                1,498,186        1,168,750
Foreclosed assets held for sale                         --            4,200
Premises and equipment                           7,583,550        7,758,082
                                              ------------     ------------
                                              $380,528,424      374,093,405
                                              ============     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                      $179,846,691      170,647,500
Federal Home Loan Bank advances                140,400,954      146,656,583
Securities sold under agreements to
  repurchase                                     2,673,948        1,264,448
Advances from borrowers for taxes and
  insurance                                      1,686,421        1,293,062
Accrued expenses and other liabilities           2,883,475        1,344,804
Accrued interest payable                         1,103,140          950,674
Income taxes payable                               608,263          121,725
Deferred income taxes                            1,406,693        1,608,818
                                              ------------     ------------
                                               330,609,585      323,887,614
                                              ------------     ------------
        STOCKHOLDERS' EQUITY
Common Stock:
  $0.10 par value; authorized 10,000,000
    shares; issued; 9/30/2001 - 6,294,033
    shares, 6/30/2001 - 6,268,394 shares           629,404          626,840
Additional paid-in capital                      48,740,545       48,451,515
Unearned ESOP shares                            (2,583,390)      (2,640,800)
Retained earnings, subtantially restricted      25,970,547       25,951,537
Accumulated other comprehensive income
    Unrealized appreciation on available-
      for-sale securities, net of income
      taxes; 9/30/2001 - $2,054,447,
      6/30/2001 - $2,318,786                     3,498,112        3,948,203
                                              ------------     ------------
                                                76,255,218       76,337,295
Treasury stock, at cost;
    9/30/2001 - 2,218,100 shares,
    6/30/2001 - 2,200,950 shares               (26,336,379)     (26,131,504)
                                              ------------     ------------
                                                49,918,839       50,205,791
                                              ------------     ------------
                                              $380,528,424      374,093,405
                                              ============     ============


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


                       GUARANTY FEDERAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED

                                                 9/30/01          9/30/00
                                              ------------     ------------
INTEREST INCOME
Loans                                         $  6,360,382        5,968,170
Investment securities                              193,725          293,749
Other                                              187,369          275,868
                                              ------------     ------------
    Total Interest Income                        6,741,476        6,537,787
                                              ------------     ------------
INTEREST EXPENSE
Deposits                                         1,807,373        1,629,321
Federal Home Loan Bank advances                  2,133,283        2,216,867
Other                                               12,188               --
                                              ------------     ------------
    Total Interest Expense                       3,952,844        3,846,188
                                              ------------     ------------
Net Interest Income                              2,788,632        2,691,599
Provision for Loan Losses                           75,000           30,000
Net Interest Income after
    Provision for Loan Losses                    2,713,632        2,661,599
                                              ------------     ------------
NONINTEREST INCOME
Service charges                                    353,025          307,765
Late charges and other fees                         29,018           58,239
Gain on loans and investments securities           342,498           42,953
Income on foreclosed assets                             --              280
Other income                                        65,195           30,669
                                              ------------     ------------
    Total Noninterest Income                       789,736          439,906
                                              ------------     ------------
NONINTEREST EXPENSE
Salaries and employee benefits                   1,081,705          937,243
Occupancy                                          277,826          212,340
SAIF deposit insurance premiums                      6,956            7,661
Data processing fees                               174,929          126,553
Advertising                                         78,412           99,013
Other expense                                      386,463          355,802
                                              ------------     ------------
    Total Noninterest Expense                    2,006,291        1,738,612
                                              ------------     ------------
Income Before Income Taxes                       1,497,077        1,362,893
Provision for Income Taxes                         527,997          499,458
                                              ------------     ------------
NET INCOME                                         969,080          863,435
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
  available-for-sale securities, net of
  income taxes of ($264,339) and $378,204
  for 2001 and 2000, respectively                 (450,091)         643,971
                                              ------------     ------------
COMPREHENSIVE INCOME                          $    518,989        1,507,406
                                              ============     ============
BASIC EARNINGS PER SHARE                      $       0.25             0.19
                                              ============     ============
DILUTED EARNINGS PER SHARE                    $       0.25             0.19
                                              ============     ============


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

                       GUARANTY FEDERAL BANCSHARES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)



                                                                                     Accumulated Other
                                                                                       Comprehensive
                                                                                          Income
                                                                                   -------------------
                                                                                        Unrealized
                                              Additional                              Appreciation on
                                   Common      Paid-In       Unearned     Retained   Available-for-Sale     Treasury
                                    Stock      Capital     ESOP Shares    Earnings     Securities, Net       Stock          Total
                                  ---------   ----------   -----------   ----------  -------------------  -----------      ------
Balance, July 1, 2001             $ 626,840   48,451,515   (2,640,800)   25,951,537        3,948,203      (26,131,504)   50,205,791
Net income                               --           --           --       969,080               --               --       969,080
Dividends on common stock,
  ($0.25 per share on
  3,800,279 shares)                      --           --           --      (950,070)              --               --      (950,070)
Recognition and Retention
  Plan (RRP) & Restricted
  Stock Plan (RSP):
  RRP and RSP expense                    --      123,560           --            --               --               --       123,560
  Tax liability of RRP &
  RSP shares                             --      (21,649)          --            --               --               --       (21,649)
Stock options exercised               2,564      169,962           --            --               --               --       172,526
Release of ESOP shares                   --       17,157       57,410            --               --               --        74,567
Treasury stock purchased                 --           --           --            --               --         (204,875)     (204,875)
Change in unrealized
  appreciation on available-
  for-sale securities, net
  of income taxes of ($264,339)          --           --           --            --         (450,091)              --      (450,091)
                                  ---------  -----------  -----------  ------------     ------------     ------------   -----------
Balance, September 30, 2001       $ 626,404   48,740,545   (2,583,390)   25,970,547        3,498,112      (26,336,379)   49,918,839
                                  =========  ===========  ===========  ============     ============     ============   ===========


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

                       GUARANTY FEDERAL BANCSHARES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)



                                                                                     Accumulated Other
                                                                                       Comprehensive
                                                                                          Income
                                                                                   -------------------
                                                                                        Unrealized
                                              Additional                              Appreciation on
                                   Common      Paid-In       Unearned     Retained   Available-for-Sale     Treasury
                                    Stock      Capital     ESOP Shares    Earnings     Securities, Net       Stock          Total
                                  ---------   ----------   -----------   ----------  -------------------  -----------      ------
Balance, July 1, 2000             $ 625,004   47,921,681   (2,870,440)   24,654,965        2,398,947      (16,144,767)   56,585,390
Net income                               --           --           --       863,435               --               --       863,435
Dividends on common stock,
  ($0.23 per share on
  4,351,241 shares)                      --           --           --    (1,000,786)              --               --    (1,000,786)
Recognition and Retention
  Plan (RRP) & Restricted
  Stock Plan (RSP):
  RRP and RSP expense                    --      133,936           --            --               --               --       133,936
  Tax liability of RRP &
  RSP shares                             --      (26,474)          --            --               --               --       (26,474)
Stock options exercised                 216       12,787           --            --               --               --        13,003
Release of ESOP shares                   --        5,749       59,257            --               --               --        65,006
Treasury stock purchased                 --           --           --            --               --       (2,683,962)   (2,683,962)
Change in unrealized
  appreciation on available-
  for-sale securities, net
  of income taxes of $378,204            --           --           --            --          643,971               --       643,971
                                  ---------  -----------  -----------  ------------     ------------     ------------   -----------
Balance, September 30, 2000       $ 625,220   48,047,679   (2,811,183)   24,517,614        3,042,918      (18,828,729)   54,593,519
                                  =========  ===========  ===========  ============     ============     ============   ===========


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


                       GUARANTY FEDERAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                     9/30/01           9/30/00
                                                  -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    969,080          863,435
Items not requiring (providing) cash:
  Deferred income taxes                                 62,214          109,821
  Depreciation                                         222,877          130,233
  Provision for loan losses                             75,000           30,000
  Gain on loans and investments
    securities                                        (342,498)         (42,953)
  Loss on sale of foreclosed assets                         --            1,070
  Amortization of deferred income,
    premiums and discounts                             (27,823)          (2,338)
  RRP/RSP expense                                      123,560          133,936
Origination of loans held for sale                 (13,539,408)      (4,757,435)
Proceeds from sale of loans held for sale           12,054,893        4,521,189
Release of ESOP shares                                  74,567           65,006
Changes in:
  Accrued interest receivable                          165,847         (122,990)
  Prepaid expenses and other assets                   (329,436)        (475,813)
  Accounts payable and accrued expenses                741,067          343,379
  Income taxes payable                                 464,889          484,368
                                                  ------------      -----------
     Net cash provided by operating
       activities                                      714,829        1,280,908
                                                  ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                               (4,928,695)      (4,372,613)
Principal payments on available-for-sale
  securities                                           495,196           21,000
Principal payments on held-to-maturity
  securities                                           423,340          355,750
Maturities on available-for-sale securities          2,000,000               --
Purchase of premises and equipment                     (48,345)        (578,360)
Purchase of available-for-sale securities           (4,915,229)      (2,000,000)
Proceeds from sale of available-for-sale
  securities                                           402,342          118,868
Purchase of FHLB stock                                      --         (525,000)
Proceeds from sale of foreclosed assets                  4,200              555
                                                  ------------      -----------
     Net cash used in investing activities          (6,567,191)      (6,979,800)
                                                  ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                172,526           13,003
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                  4,942,036       (2,765,009)
Net increase (decrease) in certificates of
  deposit and securities sold under
  agreements to repurchase                           5,666,655       (1,621,332)
Proceeds from FHLB advances                         24,500,000       24,000,000
Repayments of FHLB advances                        (30,755,629)     (12,500,357)
Advances from borrowers for taxes and
  insurance                                            393,359          447,137
Treasury stock purchased                              (204,875)      (2,683,962)
                                                  ------------      -----------
     Net cash provided by financing
       activities                                    4,714,072        4,889,480
                                                  ------------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS               (1,138,290)        (809,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                            10,313,558        9,157,271
                                                  ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  9,175,268        8,347,859
                                                  ============      ===========


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of June 30, 2001, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Guaranty Federal Savings Bank, and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Benefit Plans

     The Company has established four stock award plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. The plans provide a proprietary interest in the Company in a manner designed to encourage these individuals to remain with the Bank. A Committee of the Bank's Board of Directors administers the plans. The Company accounts for the cost of share purchases under the plans as a reduction of stockholders' equity. The awards vest at the rate of 20% per year over a five-year period. Compensation expense is recognized based on the Company's stock price on the date the shares are awarded to employees.

     On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. On March 22, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and stock option component. As of September 30, 2001, all of the RRP,RSP and 2000 SCP shares have been purchased and all except 1,078 shares have been awarded. As of September 30, 2001, all of the 2001 SCP shares have been awarded, but have not yet been purchased. The Company is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $123,560 of expense under these stock award plans for the three month period ended September 30, 2001. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank, as of September 30, 2001 all options except those on 28,533 shares have been granted. The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of September 30, 2001, there were 530,128 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 227,176 RRP, RSP and 2000 SCP shares were unvested.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

Note 4: Earnings Per Share

                                     For three months ended September 30, 2001
                                     -----------------------------------------
                                                         Average
                                    Income Available      Shares
                                    to Stockholders    Outstanding    Per-share
                                    ----------------   -----------    ---------

Basic Earnings per Share              $    969,080       3,807,070    $    0.25
                                                                      =========
Effect of Dilutive Securities:
 Stock Options                                              46,201
                                                        ----------
Diluted Earnings per Share            $    969,080       3,853,271    $    0.25
                                      ============      ==========    =========


                                     For three months ended September 30, 2000
                                     -----------------------------------------
                                                         Average
                                    Income Available      Shares
                                    to Stockholders    Outstanding    Per-share
                                    ----------------   -----------    ---------

Basic Earnings per Share              $    863,435       4,469,004    $    0.19
                                                                      =========
Effect of Dilutive Securities:
 Stock Options                                              54,103
                                                        ----------
Diluted Earnings per Share            $    863,435       4,523,107    $    0.19
                                      ============      ==========    =========

     Options to purchase 357,645 shares of common stock at $13.44 per share, outstanding during the three months ended September 30, 2001, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

     The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 2001, and the results of operations for the three months ended September 30, 2001 and 2000.

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

Financial Condition

     The Company's total assets increased $6,435,019 (2%) from $374,093,405 as of June 30, 2001, to $380,528,424 as of September 30, 2001.

     Interest-bearing deposits in other financial institutions decreased $1,365,021 (18%) from $7,648,271 as of June 30, 2001, to $6,283,250 as of
September 30, 2001, as the funds were used to fund new loans.

     Securities available-for-sale increased $1,497,170 (8%) from $19,447,892 as of June 30, 2001, to $20,945,062 as of September 30, 2001. This is primarily due to purchases of $4,915,228 of investment securities, which was partially offset by the maturity of $2,000,000 in investment securities and the decrease in fair value of various equity securities. The Bank continues to hold 91,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $89,105 in the available-for-sale category. As of September 30, 2001, the gross unrealized gain on the stock was $5,825,895, a decrease from $6,237,587 as of June 30, 2001.

     Securities held-to-maturity decreased due to principal repayments, by $427,345 (9%) from $4,545,866 as of June 30, 2001, to $4,118,521 as of September
30, 2001.

     Net loans receivable increased by $4,853,327 (2%) from $317,243,111 as of June 30, 2001, to $322,096,438 as of September 30, 2001. During this period the Bank continued its increased emphasis on commercial lending. As a result commercial loans have increased by $10,156,491 during this period. In addition the Bank has begun selling conforming loans on single family residences, while retaining the servicing rights. As a result permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $7,914,952 while loans held for sale increased by $1,665,300. The Bank continued to be active in construction lending. However, during the period construction loans decreased by $6,619,933. Loan growth is anticipated to continue and represents a major part of the Bank's planned asset growth.

     Allowance for loan losses increased $75,000 (3%) from $2,697,389 as of June 30, 2001 to $2,772,389 as of September 30, 2001. The allowance increased due to the provision for loan losses for the period exceeding net loan charge-offs.
The allowance for loan losses as of September 30, 2001 and June 30, 2001 was 0.86% and 0.85% respectively, of net loans outstanding. As of September 30, 2001, the allowance for loan losses was 68% of impaired loans versus 55% as of June 30, 2001.

     Premises and equipment decreased $174,532 (2%) from $7,758,082, as of June 30, 2001 to $7,583,550 as of September 30, 2001 primarily due to the depreciation recognized on these assets.

     Deposits increased $9,199,191 (5%) from $170,647,500 as of June 30, 2001, to $179,846,691 as of September 30, 2001. For the three months ended September 30, 2001, checking and savings accounts increased by $4,942,036 (8%) while certificates of deposits increased by $4,257,155 (4%).

     In order to comply with the Federal Home Loan Bank (the "FHLB") limitation of advances to 45% of assets, the Company decreased borrowings from the FHLB by $6,255,629 (4%) from $146,656,583 as of June 30, 2001, to $140,400,954 as of
September 30, 2001. The FHLB has reduced this percentage of assets limitation to 43.75% for December 31, 2001. The Company plans to reduce its FHLB borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies.

     Advances from borrowers for taxes and insurance increased $393,359 (30%) from $1,293,062 of June 30, 2001, to $1,686,421 as of September 30, 2001.

     Accrued expenses and other liabilities increased $1,538,671 (114%) from $1,344,804 as of June 30, 2001, to $2,883,475 as of September 30, 2001. The
majority of this increase is due to a $0.25 per share dividend payable to stockholders of record September 4, 2001, totaling $950,070.

     Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $286,952 (1%) from $50,205,791 as of June 30, 2001, to $49,918,839 as of September 30, 2001. This decrease was due to several factors. During this period the Company repurchased a total of 17,150 of its outstanding

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

shares in the open market at a cost of $204,875. In addition, dividends in the amount of $950,070 ($0.25 per share) were declared and paid, on October 15, 2001, to stockholders' of record as of September 4, 2001. There was a decrease in the unrealized appreciation on available-for-sale securities of $450,091. On a per share basis, stockholders' equity decreased from $13.20 as of June 30, 2001 to $13.08 as of September 30, 2001.

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


                              Three Months ended 9/30/2001        Three Months ended 9/30/2000
                             ------------------------------      ------------------------------
                             Average                 Yield/      Average                Yield/
                             Balance    Interest      Cost       Balance     Interest     Cost
                             --------   --------   --------      --------    --------   -------

ASSETS
Interest-earning:
Loans                        $ 324,298     6,360      7.84%      $ 297,971     5,968      8.01%
Investment securities           15,535       194      5.00%         15,392       294      7.64%
Other assets                    23,357       187      3.20%         16,786       276      6.58%
                            ----------   -------    ------       ---------   -------    ------
Total interest-earning         363,190     6,741      7.42%        330,149     6,538      7.92%
Noninterest-earning             13,084                               7,697
                            ----------                           ---------
                            $  376,274                           $ 337,846
                            ==========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts            $    7,428        38      2.05%      $   8,257        59      2.86%
Transaction accounts            46,438       268      2.31%         37,380       296      3.17%
Certificates of Deposit        113,852     1,502      5.28%         90,014     1,275      5.67%
FHLB Advances                  143,146     2,133      5.96%        141,355     2,217      6.27%
Other Borrowed Funds        $    1,868        12      2.57%             --        --      0.00%
                            ----------   -------    ------       ---------   -------    ------
Total interest-bearing         312,732     3,953      5.06%        277,006     3,847      5.56%
Noninterest-bearing             12,617                               5,141
                            ----------                           ---------
Total liabilities              325,349                             282,147
Stockholders' equity            50,925                              55,699
                            ----------                           ---------
                            $  376,274                           $ 337,846
                            ==========                           =========
Net earning balance         $   50,458                           $  53,143
                            ==========                           =========
Earning yield less
 costing rate                                         2.36%                               2.36%
                                                      ====                                ====
Net interest income, and
 net yield spread on
 interest earning assets                 $ 2,788      3.07%                  $ 2,691      3.26%
                                         =======      ====                   =======      ====
Ratio of interest-earning
 assets to interest-bearing
 liabilities                                 116%                                119%
                                             ===                                 ===

Results of Operations - Comparison of Three Month Periods Ended September 30, 2001 and 2000

     Net income for the three months ended September 30, 2001 was $969,080 ($0.25 per share) as compared to $863,435 ($0.19 per share) for the three months ended September 30, 2000, which represents an increase in earnings of $105,645 for the three month period.

Interest Income

     Total interest income for the three months ended September 30, 2001, increased $203,689 (3%) as compared to the three months ended September 30, 2000. For the three month period ended September 30, 2001 compared to the same period in 2000, the average yield on interest earning assets decreased 50 basis points to 7.42%, while the average balance of interest earnings assets increased $33,041,000.

Interest Expense

     Total interest expense for the three months ended September 30, 2001, increased $94,468 (2%) when compared to the three months ended September 30, 2000. For the three month period ended September 30, 2001, the average cost of interest bearing liabilities decreased 50 basis points to 5.06% while the average balance increased $35,726,000 when compared to the same period in 2000.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

Net Interest Income

     Net interest income for the three months ended September 30, 2001, increased $97,033 (4%) when compared to the same period in 2000. The average balance of interest bearing liabilities increased $2,685,000 more than the average balance in interest earning assets. This reduction in net interest earning assets was due to the purchase of treasury stock funded by Federal Home Loan Bank borrowings. For the three month period ended September 30, 2001, the earning yield minus the costing rate spread remained constant at 2.36% compared to the same period in 2000.

Provision for Loan Losses

     Based primarily on the continued growth of the loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $75,000 for the three months ended September 30, 2001, and of $30,000 for the same period in 2000. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

     Noninterest income increased $349,830 (80%) for the three months ended September 30, 2001, when compared to the three months ended September 30, 2000. These increases were primarily due to an increase in gain on sale of loans and investments, of $299,545 (697%) for the three months.

Noninterest Expense

     Noninterest expense increased $267,679 (15%) for the three months ended September 30, 2001, when compared to the three months ended September 30, 2000. This increase can be attributed to the Company's addition of a full service branch, the overall increase in accounts served, as well as increased staffing of the commercial loan department.

Provision for Income Taxes

     The provision for income taxes increased $28,539 (6%) for the three months ended September 30, 2001, as compared to the same period in 2000. This increase was due to the increase in before tax income for the three months ended September 30, 2001, compared to the same period in 2000.

Nonperforming Assets

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of September 30, 2001, was $2,772,389 or 0.8% of loans receivable. Total assets classified as substandard or loss as of September 30, 2001, were $3,951,421 or 1.0% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

     The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


                                       9/30/01         6/30/01      6/30/00
                                     -----------    ------------  -----------
Nonperforming loans                   $    4,048           4,948        4,757
Real estate acquired in
 settlement of loans                          --               4            2
                                      ----------     -----------   ----------
Total nonperforming assets            $    4,048           4,952        4,759
                                      ==========     ===========   ==========

Total nonperforming assets as
 a percentage of total assets               1.06%           1.32%         1.39%
Allowance for loan losses             $    2,772           2,697         2,520
Allowance for loan losses as a
 percentage of average net loans            0.85%           0.87%         0.89%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As of June 30, 2001, ARMs constituted 58% of the Bank's loan portfolio. As of September 30, 2001 ARMs represent 52% of the loan portfolio. Of the ARMs originated during fiscal year 2001, borrowers preferred initial fixed rate periods of three or five years. In response to this shift in customer preference, the Bank started a program of borrowing longer-term funds from the FHLB. Because of the historically low market rates for single-family mortgage loans, the Bank intends to sell new loan production on a service-retained basis in the secondary mortgage market. The will allow the Bank to serve the customer's needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

     The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2001, such loans made up 10.3% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

     The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2001, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $58,644,912 or 34% of its total deposits. As of September 30, 2001, these accounts totaled $63,586,948 or 35% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

     The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001

Interest Rate Sensitivity Analysis
----------------------------------

     The following table sets forth as of June 30, 2001 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.


BP Change       Estimated Net Portfolio Value      NPV as % of PV of Assets
               -------------------------------    --------------------------
in Rates        $ Amount   $ Change   % Change     NPV Ratio     Change
--------        --------   --------   --------     ---------     ------
  +300          $ 60,634   $    982          2%        16.46%      1.00%
  +200            61,289      1,637          3%        16.37%      0.91%
  +100            61,110      1,458          2%        16.07%      0.61%
    NC            59,652                               15.46%
  -100            56,394     (3,258)        -5%        14.45%     -1.01%
  -200            51,719     (7,933)       -13%        13.12%     -2.34%
  -300            46,274    (13,378)       -22%        11.62%     -3.84%


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

     The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2001, the Bank had approximately $2,374,000 in commitments to originate mortgage loans and $18,475,692 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

                                    PART II

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders

     The annual meeting of stockholders of the registrant was held on October 24, 2001. At the meeting the stockholders elected Jack Barham, James Haseltine and Raymond Tripp to three-year terms as director of the Savings Bank, while Wayne Barnes, Ivy Rogers, Gary Lipscomb and Kurt Hellweg continue to serve as directors. Also at that meeting, BKD, LLP was ratified as Independent Certified Public Accountants. These same entities serve in identical capacities for the subsidiary bank of the registrant.

The results of voting are shown for each matter considered.

Director election:

Nominee                 Votes For       Votes Withheld
--------------------    ---------       --------------

Jack Barham             2,592,356         814,178

James Haseltine         2,596,964         809,570

Raymond Tripp           2,599,464         807,070

Auditor ratification:

Votes for               3,371,676

Votes against              25,838

Abstentions                 9,020

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits
              None.
         b)   Reports on Form 8-K
              None.

Guaranty Federal Bancshares, Inc.
Form 10-Q for September 30, 2001


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Guaranty Federal Bancshares, Inc.



     Signature and Title                              Date

     /s/ James E. Haseltine                           November 9, 2001
     ----------------------                           ----------------
     James E. Haseltine
     President and Chief Executive Officer
     (Principal Executive Officer)



     /s/ Bruce Winston                                November 9, 2001
     -----------------                                ----------------
     Bruce Winston
     Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)