Form 10-Q
period 2001-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2002-02-11
CIK 1046203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001
                                           -----------------

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325
                  -------

                        Guaranty Federal Bancshares, Inc.
                        --------------------------------
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


                        Telephone Number: (417) 520-4333
                                           -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No___
                  ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 8, 2002
            -----                               -------------------------------
Common Stock, Par Value $0.10                           4,041,970 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.
                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                                         Page
                          PART I. Financial Information
1.      Condensed Consolidated Financial Statements (Unaudited):

        Statements of Financial Condition                                                       3

        Statements of Income                                                                    4

        Statements of Changes in Stockholders' Equity                                           5

        Statements of Cash Flows                                                                7

        Notes to Consolidated Financial Statements                                              8

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      9

3.   Quantitative and Qualitative Disclosures about Market Risk                                14

                           PART II. Other Information

1.   Legal Proceedings                                                                         16

2.   Changes in Securities and Use of Proceeds                                                 16

3.   Defaults Upon Senior Securities                                                           16

4.   Submission of Matters to Vote of Security-holders                                         16

5.   Other Information                                                                         16

6.   Exhibits and Reports on Form 8-K                                                          16

Signatures                                                                                     17

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

         PART I
Item 1. Financial Statements
----------------------------


                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                                                   12/31/01         6/30/2001
                                                                                -------------     ------------
                                 ASSETS
Cash                                                                            $   3,349,326        2,665,287
Interest-bearing deposits in other financial institutions                          22,519,978        7,648,271
                                                                                -------------     ------------
   Cash and cash equivalents                                                       25,869,304       10,313,558
Available-for-sale securities                                                      20,073,377       19,447,892
Held-to-maturity securities                                                         3,784,471        4,545,866
Stock in Federal Home Loan Bank, at cost                                            8,600,400        8,600,400
Mortgage loans held for sale                                                        8,008,683        2,862,793
Loans receivable, net of allowance for loan losses;
     12/31/2001 - $2,594,919; 6/30/2001 - $2,697,389                              330,410,773      317,243,111
Accrued interest receivable:
   Loans                                                                            1,699,428        1,940,922
   Investments                                                                        131,924          207,831
Prepaid expenses and other assets                                                   1,815,848        1,168,750
Foreclosed assets held for sale                                                        41,329            4,200
Premises and equipment                                                              7,698,603        7,758,082
                                                                                -------------     ------------
                                                                                $ 408,134,140      374,093,405
                                                                                =============     ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                        $ 230,941,484      170,647,500
Federal Home Loan Bank advances                                                   119,232,750      146,656,583
Securities sold under agreements to repurchase                                      2,193,845        1,264,448
Advances from borrowers for taxes and insurance                                       278,506        1,293,062
Accrued expenses and other liabilities                                              2,323,951        1,344,804
Accrued interest payable                                                            1,070,645          950,674
Income taxes payable                                                                  259,396          121,725
Deferred income taxes                                                               1,451,523        1,608,818
                                                                                -------------     ------------
                                                                                  357,752,100      323,887,614
                                                                                -------------     ------------
STOCKHOLDER' EQUITY
Common Stock:
   $0.10 par value; authorized 10,000,000 shares;
          issued; 12/31/2001 - 6,299,558 shares, 6/30/2001 - 6,268,394 shares         629,956          626,840
Additional paid-in capital                                                         48,914,700       48,451,515
Unearned ESOP shares                                                               (2,525,980)      (2,640,800)
Retained earnings, substantially restricted                                        26,903,235       25,951,537
Accumulated other comprehensive income
   Unrealized appreciation on available-for-sale securities,
   net of income taxes; 12/31/2001 - $1,982,844, 6/30/2001 - $2,318,786             3,376,194        3,948,203
                                                                                -------------     ------------
                                                                                   77,298,105       76,337,295
Treasury stock, at cost;
   12/31/2001 - 2,259,469 shares, 6/30/2001 - 2,200,950 shares                    (26,916,065)     (26,131,504)
                                                                                -------------     ------------
                                                                                   50,382,040       50,205,791
                                                                                -------------     ------------
                                                                                $ 408,134,140      374,093,405
                                                                                =============     ============

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
    THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                                                  Three months ended               Six months ended
                                                             ----------------------------    ----------------------------
                                                                12/31/01        12/31/00        12/31/01        12/31/00
                                                             ------------      ----------    ------------     -----------
INTEREST INCOME
Loans                                                        $  6,159,625       6,369,992    $ 12,520,007      12,338,162
Investment securities                                             190,223         276,368         383,948         570,117
Other                                                             146,759         230,493         334,128         506,361
                                                             ------------      ----------    ------------     -----------
  Total Interest Income                                         6,496,607       6,876,853      13,238,083      13,414,640
                                                             ------------      ----------    ------------     -----------
INTEREST EXPENSE
Deposits                                                        1,816,039       1,690,533       3,623,412       3,319,854
Federal Home Loan Bank advances                                 1,854,978       2,424,211       3,988,261       4,641,078
Other                                                               9,994              --          22,182              --
                                                             ------------      ----------    ------------     -----------
  Total Interest Expense                                        3,681,011       4,114,744       7,633,855       7,960,932
                                                             ------------      ----------    ------------     -----------
Net Interest Income                                             2,815,596       2,762,109       5,604,228       5,453,708
Provision for Loan Losses                                          75,000          70,000         150,000         100,000
                                                             ------------      ----------    ------------     -----------
Net Interest Income after
  Provision for Loan Losses                                     2,740,596       2,692,109       5,454,228       5,353,708
                                                             ------------      ----------    ------------     -----------
NONINTEREST INCOME
Service charges                                                   389,394         323,345         742,419         631,110
Late charges and other fees                                        29,949          50,877          58,967         109,116
Gain on loans and investment securities                           542,354         111,805         884,852         154,758
Income (loss) on foreclosed assets                                    861            (905)            861            (625)
Other income                                                       55,957          36,972         121,152          67,641
                                                             ------------      ----------    ------------     -----------
  Total Noninterest Income                                      1,018,515         522,094       1,808,251         962,000
                                                             ------------      ----------    ------------     -----------
NONINTEREST EXPENSE
Salaries and employee benefits                                  1,145,672         979,518       2,227,377       1,916,761
Occupancy                                                         338,255         245,081         616,081         457,421
SAIF deposit insurance premiums                                    10,409           7,416          17,365          15,077
Data processing fees                                              171,471         108,413         346,400         234,966
Advertising                                                       107,171         112,701         185,583         211,714
Other expense                                                     606,421         363,995         992,884         719,797
                                                             ------------      ----------    ------------     -----------
  Total Noninterest Expense                                     2,379,399       1,817,124       4,385,690       3,555,736
                                                             ------------      ----------    ------------     -----------
Income Before Income Taxes                                      1,379,712       1,397,079       2,876,789       2,759,972
Provision for Income Taxes                                        447,024         499,889         975,021         999,347
                                                             ------------      ----------    ------------     -----------
NET INCOME                                                        932,688         897,190       1,901,768       1,760,625
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income taxes
  of ($71,603), $481,021, ($335,942) and $859,226,
  respectively                                                   (121,918)        819,035        (572,009)      1,463,006
                                                             ------------      ----------    ------------     -----------
COMPREHENSIVE INCOME                                              810,770       1,716,225    $  1,329,759       3,223,631
                                                             ============      ==========    ============     ===========
BASIC EARNINGS PER SHARE                                     $       0.25            0.21    $       0.50            0.41
                                                             ============      ==========    ============     ===========
DILUTED EARNINGS PER SHARE                                   $       0.24            0.21    $       0.49            0.40
                                                             ============      ==========    ============     ===========

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


                        GUARANTY FEDERAL BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)

                                                                                           Accumulated Other
                                                                                             Comprehensive
                                                                                                Income
                                                                                           -----------------
                                                                                               Unrealized
                                                       Additional                           Appreciation on
                                              Common     Paid-In   Unearned    Retained   Available-for-Sale  Treasury
                                               Stock     Capital  ESOP Shares  Earnings     Securities, Net    Stock       Total
                                           ---------- ----------- ----------- ---------- ------------------ ----------- ----------
Balance, July 1, 2001                      $ 626,840  48,451,515  (2,640,800) 25,951,537      3,948,203    (26,131,504) 50,205,791
Net income                                         -           -           -   1,901,768              -              -   1,901,768
Dividends on common stock,
   ($0.25 per share on 3,800,279 shares)           -           -           -    (950,070)             -              -    (950,070)
Recognition and Retention Plan (RRP) &
   Restricted Stock Plan (RSP):
     RRP and RSP expense                           -     218,328           -           -              -              -     218,328
     Tax liability of RRP & RSP
     shares                                        -     (20,217)          -           -              -              -     (20,217)
Stock options exercised                        3,116     224,270           -           -              -              -     227,386
Dividends on RRP stock                             -       1,647           -           -              -              -       1,647
Release of ESOP shares                             -      39,157     114,820           -              -              -     153,977
Treasury stock purchased                           -           -           -           -              -       (784,561)   (784,561)
Change in unrealized appreciation on
   available-for-sale securitites, net of
   income taxes of ($335,942)                      -           -           -           -       (572,009)             -    (572,009)
                                           ---------  ----------   ---------  ---------- --------------    -----------  ----------
Balance, December 31, 2001                 $ 629,956  48,914,700  (2,525,980) 26,903,235      3,376,194    (26,916,065) 50,382,040
                                           =========  ==========   =========  ========== ==============    ===========  ==========


See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

                        GUARANTY FEDERAL BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                          Comprehensive
                                                                                             Income
                                                                                        ------------------
                                                                                            Unrealized
                                                     Additional                          Appreciation on
                                            Common    Paid-In     Unearned    Retained  Available-for-Sale   Treasury
                                            Stock     Capital    ESOP Shares  Earnings    Securities, Net      Stock       Total
                                          ---------  ----------  ----------- ---------- ------------------ ------------  ----------
Balance, July 1, 2000                     $ 625,004  47,921,681  (2,870,440) 24,654,965       2,398,947    (16,144,767)  56,585,390
Net income                                        -           -           -   1,760,625               -              -    1,760,625
Dividends on common stock,
   ($0.23 per share on 4,346,561 shares)          -           -           -    (999,710)              -              -     (999,710)
Recognition and Retention Plan (RRP) &
   Restricted Stock Plan (RSP):
     RRP and RSP expense                          -     245,686           -           -               -              -      245,686
     Tax liability of RRP & RSP                   -      (2,010)          -           -               -              -       (2,010)
     shares
Stock options exercised                         661      39,143           -           -               -              -       39,804
Dividends on RRP stock                            -       4,525           -           -               -              -        4,525
Stock purchased for 2000 stock awards             -     (85,945)          -           -               -              -      (85,945)
Release of ESOP shares                            -      15,086     116,667           -               -              -      131,753
Treasury stock purchased                          -           -           -           -               -     (6,008,353)  (6,008,353)
Change in unrealized appreciation
   on available-for-sale securitites, net of
   income taxes of $859,226                       -           -           -           -       1,463,006              -    1,463,006
                                          ---------  ----------  ----------- ---------- ------------------ ------------  ----------
Balance, December 31, 2000                $ 625,665  48,138,166  (2,753,773) 25,415,880       3,861,953    (22,153,120)  53,134,771
                                          =========  ==========  =========== ========== ================== ============  ==========

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

                        GUARANTY FEDERAL BANCSHARES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                                                     12/31/01        12/31/00
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  1,901,768       1,760,625
Items not requiring (providing) cash:
  Deferred income taxes                                                 178,647         173,827
  Depreciation                                                          435,342         278,923
  Provision for loan losses                                             150,000         100,000
  Gain on loans and investment securities                              (884,852)       (154,758)
  Gain on sale of premises and equipment                                      -          (3,415)
  (Gain) loss on sale of foreclosed assets                               (1,140)          1,070
  Amortization of deferred income, premiums and discounts               (17,280)        (53,090)
  RRP/RSP expense                                                       218,328         245,686
Origination of loans held for sale                                  (37,624,182)     (9,203,585)
Proceeds from sale of loans held for sale                            32,996,233       9,653,005
Release of ESOP shares                                                  153,977         131,753
Changes in:
  Accrued interest receivable                                           395,589        (356,771)
  Prepaid expenses and other assets                                    (627,993)       (316,215)
  Accounts payable and accrued expenses                                 914,692         772,564
  Income taxes payable                                                  117,454         220,327
                                                                   ------------    ------------
    Net cash provided by (used in) operating activities              (1,693,417)      3,249,946
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                      2,133,129     (14,125,015)
Principal payments on available-for-sale securities                   1,216,091          15,406
Principal payments on held-to-maturity securities                       756,495       1,272,461
Purchase of premises and equipment                                     (182,095)     (1,428,998)
Proceeds from sale of premises and equipment                                  -           5,622
Purchase of available-for-sale securities                            (6,415,229)     (2,031,313)
Proceeds from sale of available-for-sale securities                   2,109,541         210,919
Proceeds from maturities of available-for-sale securities             2,000,000               -
Purchase of FHLB stock                                                        -      (1,049,600)
Proceeds from sale of foreclosed assets                                  11,491             555
Cash acquired in purchase of Commercial Federal Bank branches        25,556,972               -
                                                                   ------------    ------------
    Net cash provided by (used in) investing activities              27,186,395     (17,129,963)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                 227,386          39,804
Cash dividends paid                                                    (950,070)       (999,710)
Cash dividends received on RRP stock                                      1,647           4,525
Net increase in demand deposits,
  NOW accounts and savings accounts                                   9,202,636         221,327
Net increase (decrease) in certificates of deposit                   10,804,119      (2,133,837)
Proceeds from FHLB advances                                          46,500,000      43,000,000
Repayments of FHLB advances                                         (73,923,833)    (21,008,246)
Advances from borrowers for taxes and insurance                      (1,014,556)       (877,221)
Stock purchased for stock awards                                              -         (85,945)
Treasury stock purchased                                               (784,561)     (6,008,353)
                                                                   ------------    ------------
    Net cash provided by (used in) financing activities              (9,937,232)     12,152,344
                                                                   ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     15,555,746      (1,727,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       10,313,558       9,157,271
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 25,869,304       7,429,598
                                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


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

Note 2:  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Guaranty Federal Savings Bank (the "Bank"), and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. On March 22, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and stock option component. As of December 31, 2001, all of the RRP,RSP and 2000 SCP shares have been purchased and all except 14,076 shares have been awarded. As of December 31, 2001, all of the 2001 SCP shares have been awarded, but have not yet been purchased. The Company is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $218,328 of expense under these stock award plans for the six month period ended December 31, 2001. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank, as of December 31, 2001 all options except those on 64,611 shares have been granted. The RRP, RSP, SOP, 1998 SOP and 2000 SCP vest over a five year period. As of December 31, 2001, there were 493,792 unexercised options that have been granted at prices ranging from $5.83 to $13.44 per share and 193,346 RRP, RSP and 2000 SCP shares were unvested.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


Note 4: Earnings Per Share

                                             For three months ended December 31, 2001    For six months ended December 31, 2001
                                             ----------------------------------------    --------------------------------------
                                               Income       Shares        Per-share        Income        Shares      Per-share
Basic EPS
Income available to common stockholders       $ 932,688    3,804,633      $   0.25      $  1,901,768    3,805,851     $    0.50
                                                                          ========                                    =========
Effect of Dilutive Securities
Stock Options                                                 61,576                                       48,668
                                              ---------    ---------                                    ---------
Income available to common stockholders       $ 932,688    3,866,209      $   0.24      $  1,901,768    3,854,519     $    0.49
                                              =========    =========      ========      ============    =========     =========

                                             For three months ended December 31, 2000    For six months ended December 31, 2000
                                             ----------------------------------------    --------------------------------------
                                               Income       Shares        Per-share        Income     Shares          Per-share
Basic EPS
Income available to common stockholders       $ 897,190    4,203,523      $   0.21      $  1,760,625    4,336,264     $    0.41
                                                                          ========                                    =========
Effect of Dilutive Securities
Stock Options                                                 48,644                                       52,285
                                              ---------    ---------                                    ---------
Income available to common stockholders       $ 897,190    4,252,167      $   0.21      $  1,760,625    4,388,549     $    0.40
                                              =========    =========      ========      ============    =========     =========

         Options to purchase 325,923 shares of common stock at $13.44 per share, outstanding during the six months ended December 31, 2001, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 5:  Branch Acquisition

         On December 6, 2001, the Bank completed an acquisition of certain assets and liabilities of five branches of Commercial Federal Bank in Springfield, Missouri. The Bank acquired approximately $15.5 million in select consumer and home equity loans and assumed approximately $41.2 million in deposit liabilities. The Bank has also assumed the leases and equipment at all but one of the branches. The transaction has been accounted for as a purchase by recording the acquired assets and liabilities at their estimated fair values at the acquisition date. Net proceeds received by the Bank below their fair values was recorded as goodwill. The consolidated operations of the Company include the interest income and expense on the acquired loan assets and deposit liabilities from the acquisition date. Information necessary to present the results of operations on a pro forma basis for the current and comparable prior periods is unavailable.

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

         The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at December 31, 2001, and the results of operations for the six months ended December 31, 2001 and 2000.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


         The Bank completed its acquisition of the Springfield branch offices of Commercial Federal Bank on December 6, 2001, in which it assumed approximately $41.2 million in deposit liabilities, and purchased approximately $15.5 million in loan assets. In addition the Bank acquired four " in store" branches located in Dillons Supermarkets. The acquisition increased the number of offices from five to nine.

         The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; the effect of regulatory or government legislative changes; technology changes; and fluctuation in inflation.

Financial Condition

         The Company's total assets increased $34,040,735 (9%) from $374,093,405 as of June 30, 2001, to $408,134,140 as of December 31, 2001.

         Interest-bearing deposits in other financial institutions increased $14,871,707 (194%) from $7,648,271 as of June 30, 2001, to $22,519,978 as of
December 31, 2001, as the Company received approximately $25.6 million cash as a result of its acquisition of the Springfield branches of Commercial Federal Bank. Approximately $15.3 million of these proceeds were used to repay FHLB advances.

         Securities available-for-sale increased $625,485 (3%) from $19,447,892 as of June 30, 2001, to $20,073,377 as of December 31, 2001. This is primarily due to purchases of $6,415,229 of investment securities, which was partially offset by maturities of $2,000,000 in securities, $2,109,541 in sales of securities, and the decrease in fair value of various equity securities. The Bank continues to hold 88,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $86,168 in the available-for-sale category. As of December 31,2001, the gross unrealized gain on the stock was $5,669,032, a decrease from $6,237,587 as of June 30, 2001.

         Securities held-to-maturity decreased due to principal repayments, by $761,395 (17%) from $4,545,866 as of June 30, 2001, to $3,784,471 as of December
31, 2001.

         Net loans receivable increased by $13,167,662 (4%) from $317,243,111 as of June 30, 2001, to $330,410,773 as of December 31, 2001. As a part of the Commercial Federal acquisition, the Company purchased approximately $15.5 million in consumer and home equity loans. Also, during this period the Bank continued its increased emphasis on commercial lending. As a result commercial loans have increased by $24,859,551 during this period. In addition the Bank has begun selling conforming loans on single family residences, while retaining the servicing rights. As a result permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $13,239,443 while loans held for sale increased by $5,145,890. The Bank continues to be active in construction lending. However, during the period construction loans decreased by $13,562,420. Loan growth is anticipated to continue and represents a major part of the Bank's planned asset growth.

         Allowance for loan losses decreased $102,470 (4%) from $2,697,389 as of June 30, 2001 to $2,594,919 as of December 31, 2001. The allowance decreased due to net loan charge-offs exceeding the provision for loan losses for the period. The allowance for loan losses as of December 31, 2001 and June 30, 2001 was 0.79% and 0.85% respectively, of net loans outstanding. As of December 31, 2001, the allowance for loan losses was 74% of impaired loans versus 55% as of June 30, 2001.

         Premises and equipment decreased $59,479 (1%) from $7,758,082, as of June 30, 2001 to $7,698,603 as of December 31, 2001 primarily due to the depreciation recognized on these assets.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


         Deposits increased $60,293,984 (35%) from $170,647,500 as of June 30,
2001, to $230,941,484 as of December 31, 2001. As a result of the Commercial Federal acquisition, the Company assumed approximately $41.2 million in deposits. Excluding the acquisition, for the six months ended December 31, 2001, checking and savings accounts increased by $9,202,636 (16%) while certificates of deposits increased by $10,804,119 (10%).

         In order to comply with the Federal Home Loan Bank (the "FHLB") limitation of advances to 35% of assets, the Company decreased borrowings from the FHLB by $27,423,833 (19%) from $146,656,583 as of June 30, 2001, to
$119,232,750 as of December 31, 2001. The Company plans to reduce its FHLB borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies.

         Advances from borrowers for taxes and insurance decreased $1,014,556 (78%) from $1,293,062 as of June 30, 2001, to $278,506 as of December 31, 2001.
This was primarily due to the payment of 2001 real estate taxes from borrower's escrow accounts.

         Accrued expenses and other liabilities increased $979,147 (73%) from $1,344,804 as of June 30, 2001, to $2,323,951 as of December 31, 2001. This is
primarily due to increases in Bank accounts payable outstanding during this period.

         Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $176,249 from $50,205,791 as of June 30, 2001, to $50,382,040 as of December 31, 2001. During this period the Company repurchased a total of 58,519 of its outstanding shares in the open market at a cost of $784,561. In addition, dividends in the amount of $950,070 ($0.25 per share) were declared and paid, on October 15, 2001, to stockholders' of record as of September 4, 2001. There was a decrease in the unrealized appreciation on available-for-sale securities of $572,009. On a per share basis, stockholders' equity increased from $13.20 as of June 30, 2001 to $13.30 as of December 31, 2001.

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

                                        Six Months ended 12/31/2001        Six Months ended 12/31/2000
                                    ---------------------------------- ----------------------------------
                                      Average                 Yield /    Average                 Yield /
                                      Balance     Interest     Cost      Balance     Interest     Cost
                                    -----------  ----------  --------- -----------  ----------  ---------
ASSETS
Interest-earning:
Loans                               $  327,488       12,520    7.65%   $  301,289       12,338    8.19%
Investment securities                   16,215          384    4.74%       15,077          570    7.56%
Other assets                            26,813          334    2.49%       16,305          507    6.22%
                                    ----------   ----------    ----    ----------   ----------    ----
Total interest-earning                 370,516       13,238    7.15%      332,671       13,415    8.07%
Noninterest-earning                     13,148                              8,953
                                    ----------                         ----------
                                    $  383,664                         $  341,624
                                    ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                    $    9,453           83    1.76%   $    7,880          110    2.79%
Transaction accounts                    48,963          486    1.99%       37,505          600    3.20%
Certificates of Deposit                119,812        3,054    5.10%       89,814        2,610    5.81%
FHLB Advances                          139,613        3,988    5.71%      146,875        4,641    6.32%
Repurchase agreements                    2,108           22    2.09%            -            -    0.00%
                                    ----------   ----------    ----    ----------   ----------    ----
Total interest-bearing                 319,949        7,633    4.77%      282,074        7,961    5.65%
Noninterest-bearing                     12,795                              5,045
                                    ----------                         ----------
Total liabilities                      332,744                            287,119
Stockholders' equity                    50,920                             54,505
                                    ----------                         ----------
                                    $  383,664                         $  341,624
                                    ==========                         ==========
Net earning balance                 $   50,567                         $   50,597
                                    ==========                         ==========
Earning yield less costing rate                                2.38%                              2.42%
                                                               ====                               ====
Net interest income, and net yield spread
   on interest earning assets                    $    5,605    3.03%                $    5,454    3.28%
                                                 ==========    ====                 ==========    ====
Ratio of interest-earning assets to
     interest-bearing liabilities                       116%                               118%
                                                        ===                                ===

Results of Operations - Comparison of Three Month and Six Month Periods Ended December 31, 2001 and 2000

         Net income for the three months and six months ended December 31, 2001 was $932,688 and $1,901,768 as compared to $897,190 and $1,760,625 for the three months and six months ended December 31, 2000 which represents an increase in earnings of $35,498 or 4% for the three month period, and an increase in earnings of $141,143 or 8% for the six month period.

Interest Income
---------------

         Total interest income for the three months and six months ended December 31, 2001, decreased $380,246 or 6% and $176,557 or 1% as compared to the three months and six months ended December 31, 2000. For the three month and six month period ended December 31, 2001 compared to the same period in 2000, the average yield on interest earning assets decreased 133 basis points to 6.88% and 92 basis points to 7.15% while the average balance of interest earnings assets increased $42,548,000 and $37,845,000 respectively.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

Interest Expense
----------------

         Total interest expense for the three months and six months ended December 31, 2001, decreased $433,733 or 11% and $327,077 or 4% when compared to the three months and six months ended December 31, 2000. For the three month and six month period ended December 31, 2001 compared to the same period in 2000, the average cost of interest bearing liabilities decreased 114 basis points to 4.51% and 88 basis points to 4.77% while the average balance increased $39,556,000 and $37,875,000 respectively.

Net Interest Income
-------------------

         Net interest income for the three months and six months ended December 31, 2001, increased $53,487, or 2% and $150,520, or 3% when compared to the same period in 2000.

Provision for Loan Losses
-------------------------

         Based primarily on the continued growth of the loan portfolio management decided to increase the allowance for loan losses through a provision for loan losses of $75,000 and $150,000 for the three months and six months ended December 31, 2001, respectively, compared to $70,000 and $100,000 for the same periods in 2000. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

         Noninterest income increased $496,421, or 95% and $846,251, or 88% for the three months and six months ended December 31, 2001, when compared to the three months and six months ended December 31, 2000. The increase for the three months and six months ended December 31, 2001 was partially due to increases in gain on sale of loans and investment securities which increased $430,549 and $730,094 respectively, when compared to the same period in 2000. Gains on sale of single-family loan production increased which reflects the volume of 30-year fixed rate loans sold in the secondary market. The Bank attempts to minimize risk of price changes by committing to sell loans while the loans are in the origination process. In addition checking account service charges increased $66,049 or 20% and $111,309 or 18% respectively, compared to the same periods in 2000 due to the continued growth in the number of customer checking accounts.

Noninterest Expense
-------------------

         Noninterest expense increased $562,275, or 31% for the three months ended December 31, 2001, and increased $829,954, or 23% for the six month period ending December 31, 2001 when compared to the three months and six months ended December 31, 2000. Increases in salaries and employee benefits, occupancy and data processing expense are principally attributable to the Company's recent expansion through branch additions and an overall increase in accounts served. There was approximately $175,000 in "one-time" costs in connection with the Commercial Federal branch acquisition. There was also an increase in legal and professional expenses of $79,658 or 98%, during this period.

Provision for Income Taxes
--------------------------

         There was a $52,865 and $24,326 decrease in the provision for income taxes for the three months and six months ended December 31, 2001, as compared to the same period in 2000. The decrease for the three and six months ended December 31, 2001 was primarily due to reductions in taxable income for increased stock options exercised and loan charge-offs.

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


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

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of December 31, 2001, the Bank had approximately $3,755,000 in commitments to originate mortgage loans and $15,624,000 in mortgage loans-in-process. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Nonperforming Assets

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of December 31, 2001, was $2,594,919 or 0.8% of loans receivable. Total assets classified as substandard or loss as of December 31, 2001, were $2,927,343 or 0.7% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                  12/31/01   6/30/01    6/30/00
                                                                 ---------- --------- ----------
Nonperforming loans                                               $  3,494      4,948     4,757
Real estate acquired in settlement of loans                             41          4         2
                                                                  --------   --------  --------
Total nonperforming assets                                        $  3,535      4,952     4,759
                                                                  ========   ========  ========

Total nonperforming assets as a percentage of total assets            0.87%      1.32%     1.39%
Allowance for loan losses                                         $  2,595      2,697     2,520
Allowance for loan losses as a percentage of average net loans        0.79%      0.87%     0.89%

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

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


of June 30, 2001, ARMs constituted 58% of the Bank's loan portfolio. As of December 31, 2001, ARMs represent 52% of the loan portfolio. Of the ARMs originated during fiscal year 2001, borrowers preferred initial fixed rate periods of three or five years. The Bank is currently selling fixed rate conforming loans on single family residences, while retaining the servicing rights.

         The Bank is also managing interest rate risk by the origination of construction loans. As of December 31, 2001, such loans made up 11% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2001, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $58,644,912 or 34% of its total deposits. As of December 31, 2001, these accounts totaled $85,715,609 or 37% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of September 30, 2001 (the most recent available), the Office of Thrift Supervision ("OTS") estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100 and 200 basis point instantaneous decreases in market interest rates. Dollar amounts are expressed in thousands.

  BP Change      Estimated Net Portfolio Value      NPV as % of PV of Assets
               ----------------------------------   ------------------------
  in Rates      $ Amount    $ Change    % Change     NPV Ratio      Change
-------------  ----------  ----------  ----------   -----------  -----------
     +300       $ 51,556    $ (2,429)         -4%        13.74%        0.04%
     +200         53,156        (829)         -2%        13.95%        0.16%
     +100         54,112         127           0%        14.00%        0.21%
       NC         53,985                                 13.79%
     -100         52,834      (1,151)         -2%        13.35%       -0.44%
     -200         51,104      (2,881)         -5%        12.78%       -1.01%

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

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001


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

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to Vote of Common Stockholders
         None

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits
         b)   Reports on Form 8-K
              December 10, 2001

Guaranty Federal Bancshares, Inc.
Form 10-Q for December 31, 2001

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Guaranty Federal Bancshares, Inc.



     Signature and Title                        Date

     /s/ Don M. Gibson                          February 8, 2002
     -----------------                          ----------------
     Don M. Gibson
     President and Chief Executive Officer
     (Principal Executive Officer)



     /s/ Bruce Winston                          February 8, 2002
     -----------------                          ----------------
     Bruce Winston
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)