Form 10-Q
period 2002-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2002-05-06
CIK 1046203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                                            --------------
                                       OR

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

                  Yes   X    No___
                      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 6, 2002
              -----                               --------------------------
Common Stock, Par Value $0.10                          3,028,315 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.
                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                                             Page

                                      PART I. Financial Information

1.  Condensed Consolidated Financial Statements (Unaudited):

    Statements of Financial Condition                                                              3

    Statements of Income                                                                           4

    Statements of  Stockholders' Equity                                                            5

    Statements of Cash Flow                                                                        7

    Notes to Consolidated Financial Statements                                                     8

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9

3.  Quantitative and Qualitative Disclosures about Market Risk                                    15

                                        PART II. Other Information

1.  Legal Proceedings                                                                             17

2.  Changes in Securities and Use of Proceeds                                                     17

3.  Defaults Upon Senior Securities                                                               17

4.  Submission of Matters to Vote of Security Holders                                             17

5.  Other Information                                                                             17

6.  Exhibits and Reports on Form 8-K                                                              17

Signatures                                                                                        18

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

PART I
Item 1. Financial Statements
----------------------------

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001

                                                                                                3/31/02         6/30/2001
                                                                                             -------------    ------------
                                            ASSETS

Cash                                                                                         $   2,705,325       2,665,287
Interest-bearing deposits in other financial institutions                                       32,719,899       7,648,271
                                                                                             -------------    ------------
    Cash and cash equivalents                                                                   35,425,224      10,313,558
Available-for-sale securities                                                                   16,921,859      19,447,892
Held-to-maturity securities                                                                      3,513,110       4,545,866
Stock in Federal Home Loan Bank, at cost                                                         8,600,400       8,600,400
Mortgage loans held for sale                                                                     3,493,430       2,862,793
Loans receivable, net of allowance for loan losses;
    3/31/2002 - $2,607,423; 6/30/2001 - $2,697,389                                             314,666,388     317,243,111
Accrued interest receivable:
    Loans                                                                                        1,635,004       1,940,922
    Investments                                                                                     77,156         207,831
Prepaid expenses and other assets                                                                1,807,400       1,168,750
Foreclosed assets held for sale                                                                    530,727           4,200
Premises and equipment                                                                           7,580,809       7,758,082
                                                                                             -------------    ------------
                                                                                             $ 394,251,507     374,093,405
                                                                                             =============    ============

                           LIABILITIES AND STOCKHOLDERS ' EQUITY

LIABILITIES
Deposits                                                                                     $ 229,212,040     170,647,500
Federal Home Loan Bank advances                                                                112,611,859     146,656,583
Securities sold under agreements to repurchase                                                   1,039,738       1,264,448
Advances from borrowers for taxes and insurance                                                    684,798       1,293,062
Accrued expenses and other liabilities                                                           2,236,537       1,344,804
Accrued interest payable                                                                         1,131,080         950,674
Income taxes payable                                                                               352,360         121,725
Deferred income taxes                                                                            1,336,091       1,608,818
                                                                                             -------------    ------------
                                                                                               348,604,503     323,887,614
                                                                                             -------------    ------------

STOCKHOLDERS' EQUITY
Common Stock:
    $0.10 par value; authorized 10,000,000 shares;
        issued; 3/31/2002 - 6,355,409 shares, 6/30/2001 - 6,268,394 shares                         635,541         626,840
Additional paid-in capital                                                                      49,618,309      48,451,515
Unearned ESOP shares                                                                            (2,468,570)     (2,640,800)
Retained earnings, substantially restricted                                                     26,846,934      25,951,537
Accumulated other comprehensive income
    Unrealized appreciation on available-for-sale securities,
    net of income taxes; 3/31/2002 - $1,869,102, 6/30/2001 - $ 2,318,786                         3,181,453       3,948,203
                                                                                             -------------    ------------
                                                                                                77,813,667      76,337,295
Treasury stock, at cost;
    3/31/2002 - 2,607,393 shares, 6/30/2001 - 2,200,950 shares                                 (32,166,663)    (26,131,504)
                                                                                             -------------    ------------
                                                                                                45,647,004      50,205,791
                                                                                             -------------    ------------
                                                                                             $ 394,251,507     374,093,405
                                                                                             =============    ============

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                                 Three months ended           Nine months ended
                                                             -------------------------    -------------------------
                                                               3/31/02        3/31/01       3/31/02      3/31/01
                                                             -----------    ----------    -----------   -----------
INTEREST INCOME
Loans                                                        $ 5,814,637     6,317,661     18,334,644    18,655,823
Investment securities                                            124,568       306,084        508,516       876,201
Other                                                            211,435       204,750        545,563       711,111
                                                             -----------    ----------    -----------   -----------
   Total Interest Income                                       6,150,640     6,828,495     19,388,723    20,243,135
                                                             -----------    ----------    -----------   -----------
INTEREST EXPENSE
Deposits                                                       1,788,768     1,639,262      5,412,180     4,959,116
Federal Home Loan Bank advances                                1,533,044     2,549,823      5,521,305     7,190,901
Other                                                              5,094         6,363         27,276         6,363
                                                             -----------    ----------    -----------   -----------
   Total Interest Expense                                      3,326,906     4,195,448     10,960,761    12,156,380
                                                             -----------    ----------    -----------   -----------
Net Interest Income                                            2,823,734     2,633,047      8,427,962     8,086,755
Provision for Loan Losses                                         66,000       115,000        216,000       215,000
                                                             -----------    ----------    -----------   -----------
Net Interest Income after
   Provision for Loan Losses                                   2,757,734     2,518,047      8,211,962     7,871,755
                                                             -----------    ----------    -----------   -----------
NONINTEREST INCOME
Service charges                                                  375,755       292,648      1,118,174       923,758
Late charges and other fees                                       39,345        64,052         98,312       173,168
Gain on loans and investment securities                          376,111       146,711      1,260,963       301,469
Income (loss) on foreclosed assets                                  (673)            -            188          (625)
Other income                                                      58,253        37,223        179,405       104,864
                                                             -----------    ----------    -----------   -----------
   Total Noninterest Income                                      848,791       540,634      2,657,042     1,502,634
                                                             -----------    ----------    -----------   -----------
NONINTEREST EXPENSE
Salaries and employee benefits                                 1,257,596     1,099,597      3,484,973     3,016,358
Occupancy                                                        325,866       284,764        941,947       742,185
SAIF deposit insurance premiums                                    8,278         6,902         25,643        21,979
Data processing fees                                             208,941       244,208        555,341       479,174
Advertising                                                       91,735        94,985        277,318       306,699
Other expense                                                    472,224       279,887      1,465,108       999,684
                                                             -----------    ----------    -----------   -----------
   Total Noninterest Expense                                   2,364,640     2,010,343      6,750,330     5,566,079
                                                             -----------    ----------    -----------   -----------
Income Before Income Taxes                                     1,241,885     1,048,338      4,118,674     3,808,310
Provision for Income Taxes                                       424,328       352,213      1,399,349     1,351,560
                                                             -----------    ----------    -----------   -----------
NET INCOME                                                       817,557       696,125      2,719,325     2,456,750
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
   available-for-sale securities, net of income taxes
   of ($113,742), ($102,706), ($449,684) and $756,520,
   respectively                                                 (194,741)     (174,878)      (766,750)    1,288,128
                                                             -----------    ----------    -----------   -----------
COMPREHENSIVE INCOME                                             622,816       521,247      1,952,575     3,744,878
                                                             ===========    ==========    ===========   ===========
BASIC EARNINGS PER SHARE                                     $      0.22    $     0.17    $      0.72   $      0.58
                                                             ===========    ==========    ===========   ===========
DILUTED EARNINGS PER SHARE                                   $      0.21    $     0.17    $      0.71   $      0.58
                                                             ===========    ==========    ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                          Comprehensive
                                                                                          --------------
                                                                                             Income
                                                                                             ------
                                                                                           Unrealized
                                                 Additional                              Appreciation on
                                        Common    Paid-In      Unearned      Retained   Available-for-Sale    Treasury
                                         Stock    Capital    ESOP Shares     Earnings    Securities, Net        Stock       Total
                                      ---------  ----------  -----------   -----------  ------------------  ------------ ----------
Balance, July 1, 2001                 $ 626,840  48,451,515   (2,640,800)   25,951,537           3,948,203  (26,131,504) 50,205,791
Net income                                    -           -            -     2,719,325                   -            -   2,719,325
Dividends on common stock,
 ($0.25 per share on 3,800,279
   shares & $0.25 per share on
     3,495,430 shares)                        -           -            -   (1,823,928)                   -            -  (1,823,928)
Recognition and Retention Plan
   (RRP) & Restricted Stock Plan
   (RSP):
    RRP and RSP expense                       -     302,274            -            -                    -            -     302,274
    Tax liability of RRP & RSP shares          -     (17,164)          -            -                    -            -     (17,164)
Stock options exercised                   8,701     819,405            -            -                    -            -     828,106
Dividends on RRP stock                        -       1,647            -            -                    -            -       1,647
Release of ESOP shares                        -      60,632      172,230            -                    -            -     232,862
Treasury stock purchased                      -           -            -            -                    -   (6,035,159) (6,035,159)
Change in unrealized appreciation
   on available-for-sale securitites,
   net of income taxes of ($449,684)          -           -            -            -             (766,750)           -    (766,750)
                                      ---------  ----------  -----------   ----------   ------------------  -----------  ----------
Balance, March 31, 2002               $ 635,541  49,618,309   (2,468,570)  26,846,934            3,181,453  (32,166,663) 45,647,004
                                      =========  ==========  ===========   ==========   ==================  ===========  ==========

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                                                                                        Accumulated Other
                                                                                          Comprehensive
                                                                                          --------------
                                                                                             Income
                                                                                             ------
                                                                                           Unrealized
                                                 Additional                              Appreciation on
                                        Common    Paid-In      Unearned      Retained   Available-for-Sale    Treasury
                                         Stock    Capital    ESOP Shares     Earnings    Securities, Net        Stock      Total
                                      ---------  ----------  -----------   -----------  ------------------  -----------  ----------
Balance, July 1, 2000                 $ 625,004  47,921,681   (2,870,440)   24,654,965           2,398,947  (16,144,767) 56,585,390
Net income                                    -           -            -     2,456,750                   -            -   2,456,750
Dividends on common stock,
 ($0.23 per share on 4,346,561
   shares & $0.24 per share on
     3,902,882 shares)                        -           -            -    (1,936,401)                  -            -  (1,936,401)
Recognition and Retention Plan
   (RRP) & Restricted Stock Plan
   (RSP):
    RRP and RSP expense                       -     368,611            -             -                   -            -     368,611
    Tax provision for RRP & RSP               -      (2,010)           -             -                   -            -      (2,010)
Stock options exercised                   1,628      96,054            -             -                   -            -      97,682
Dividends on RRP stock                        -       4,525            -             -                   -            -       4,525
Stock purchased for 2000 stock awards         -     (85,945)           -             -                   -            -     (85,945)
Release of ESOP shares                        -      24,418      174,077             -                   -            -     198,495
Treasury stock purchased                      -           -            -             -                   -   (8,688,289) (8,688,289)
Change in unrealized appreciation
   on available-for-sale securitites,
   net of income taxes of $756,520            -           -            -             -           1,288,128            -   1,288,128
                                      ---------  ----------  -----------   -----------  ------------------  -----------  ----------
Balance, March 31, 2001               $ 626,632  48,327,334   (2,696,363)   25,175,314           3,687,075  (24,833,056) 50,286,936
                                      =========  ==========  ===========   ===========  ==================  ===========  ==========

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                        GUARANTY FEDERAL BANCSHARES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED MARCH 31, (UNAUDITED)

                                                                                        3/31/02            3/31/01
                                                                                     ------------       ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $  2,719,325          2,456,750
   Items not requiring (providing) cash:
        Deferred income taxes                                                             176,957            (16,563)
        Depreciation                                                                      703,160            440,868
        Provision for loan losses securities                                              216,000            215,000
        Gain on loans and investment                                                   (1,260,963)          (301,469)
        Gain on sale of premises and equipment                                                  -             (2,743)
        (Gain) loss on sale of foreclosed assets                                           (4,340)             1,070
        Amortization of deferred income, premiums and discounts                           (37,430)           (79,748)
        RRP/RSP expense                                                                   302,274            368,611
   Origination of loans held for sale                                                 (51,212,246)       (21,793,131)
   Proceeds from sale of loans held for sale                                           51,257,520         17,519,803
   Release of ESOP shares                                                                 232,862            198,495
   Changes in:
        Accrued interest receivable                                                       514,781           (314,088)
        Prepaid expenses and other assets                                                (619,545)          (445,513)
        Accounts payable and accrued expenses                                              13,855          1,375,461
        Income taxes payable                                                              213,471           (183,376)
                                                                                     ------------       ------------
           Net cash provided by (used in) operating activities                          3,215,681           (560,573)
                                                                                     ------------       ------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Net collections (originations) of loans                                             17,276,322        (22,495,626)
   Principal payments on available-for-sale securities                                  1,714,347             73,320
   Principal payments on held-to-maturity securities                                    1,026,325          1,652,964
   Purchase of premises and equipment                                                    (332,119)        (1,426,255)
   Proceeds from sale of premises and equipment                                                 -              5,622
   Purchase of available-for-sale securities                                           (8,396,776)        (4,008,379)
   Proceeds from sale of available-for-sale securities                                  2,680,154            278,986
   Proceeds from maturities of available-for-sale securities                            6,000,000                  -
   Purchase of FHLB stock                                                                       -         (1,725,000)
   Proceeds from sale of fore closed assets                                                56,020                555
   Cash acquired in purchase of Commercial Federal Bank branches                       25,556,972                  -
                                                                                     ------------       ------------
        Net cash provided by (used in) investing activities                            45,581,245        (27,643,813)
                                                                                     ------------       ------------

   CASH FLOWS FROM FINANCIANG ACTIVITIES
   Stock options exercised                                                                828,106             97,682
   Cash dividends paid                                                                   (950,070)          (999,710)
   Cash dividends received on RRP stock                                                     1,647              4,525
   Net increase in demand deposits,
     NOW accounts and savings accounts                                                 14,414,469          2,764,650
   Net increase in certificates of deposit                                              2,933,445            436,433
   Net increase (decrease) in securities sold under agreement store purchase             (224,710)           880,927
   Proceeds from FHLB advances                                                         46,500,000         72,500,000
   Repayments of FHLB advances                                                        (80,544,724)       (39,173,777)
   Advances from borrowers for taxes and insura nce                                      (608,264)          (431,653)
   Stock purchased for stock awards                                                             -            (85,945)
   Treasury stock purchased                                                            (6,035,159)        (8,688,289)
                                                                                     ------------       ------------
        Net cash provided by (used in) financing activities                           (23,685,260)        27,304,843
                                                                                     ------------       ------------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    25,111,666          (899,543)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      10,313,558          9,157,271
                                                                                     ------------       ------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 35,425,224          8,257,728
                                                                                     ============       ============

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

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

         On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and stock option component. On March 22, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and stock option component. As of March 31, 2002, all of the RRP, RSP and 2000 SCP shares have been purchased and all except 18,076 shares have been awarded. As of March 31, 2002, 10,239 of the 2001 SCP shares have been awarded. The Company is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $302,274 of expense under these stock award plans for the nine month period ended March 31, 2002. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank, as of March 31, 2002 all options except those on 62,500 shares have been granted. The RRP, RSP, SOP, 1998 SOP and 2000 SCP vest over a five year period. As of March 31, 2002, there were 440,052 unexercised options that have been granted at prices ranging from $5.83 to $13.89 per share and 74,139 RRP, RSP, 2000 SCP and 2001 SCP shares were unvested.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

Note 4: Earnings Per Share

                                         For three months ended March 31, 2002    For nine months ended March 31, 2002
                                         -------------------------------------    ------------------------------------
                                           Income       Shares       Per-share      Income        Shares     Per-share
Basic EPS
Income available to common stockholders  $ 817,557      3,788,810    $  0.22      $ 2,719,325   3,800,258    $  0.72
                                                                     =======                                 =======


Effect of Dilutive Securities
Stock Options                                              45,437                                  39,091
                                         ---------    -----------                              ----------
Income available to common stockholders  $ 817,557      3,834,247    $  0.21      $ 2,719,325   3,839,349    $  0.71
                                         =========    ===========    =======      ===========  ==========    =======


                                         For three months ended March 31, 2001    For nine months ended March 31, 2001
                                         -------------------------------------    ------------------------------------
                                           Income       Shares       Per-share      Income        Shares     Per-share
Basic EPS
Income available to common stockholders  $ 696,125      3,980,180    $  0.17      $ 2,456,750   4,218,857    $  0.58
                                                                     =======                                 =======


Effect of Dilutive Securities
Stock Options                                    -         53,324                           -      44,368
                                         ---------    -----------                 -----------  ----------    -------
Income available to common stockholders  $ 696,125      4,033,504    $  0.17      $ 2,456,750   4,263,225    $  0.58
                                         =========    ===========    =======      ===========  ==========    =======

         Options to purchase 15,000 shares of common stock at $13.89 per share, outstanding during the three months and nine months ended March 31, 2002, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

Note 6: Impact of Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 142 in the first quarter of its fiscal year ending June 30, 2003. The impact of adopting SFAS 142 is expected to be immaterial.

Note 7: Subsequent Event

         On April 2, 2002, the Company repurchased 717,647 shares of its common stock from its largest group of shareholders for approximately $10.7 million.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

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

         The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salary and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at March 31, 2002, and the results of operations for the nine months ended March 31, 2002 and 2001.

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

         The Company recently completed the repurchase of shares of its common stock for approximately $15.7 million, comprised of 330,381 shares purchased on March 28, 2002 and 717,647 shares purchased on April 2, 2002. The stock was purchased from the Company's two largest groups of shareholders. The transaction resolves a dispute involving the Company and each of the selling parties regarding claims that the Company had a prior obligation to purchase the shares. The transaction was funded with cash the Company received as a result of the acquisition of the Springfield branch offices of Commercial Federal Bank in December 2001.

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

Financial Condition

         The Company's total assets increased $20,158,102 (5%) from $374,093,405 as of June 30, 2001, to $394,251,507 as of March 31, 2002.

         Interest-bearing deposits in other financial institutions increased $25,071,628 (328%) from $7,648,271 as of June 30, 2001, to $32,719,899 as of
March 31, 2002, as the Company received approximately $25.6 million cash as a result of its acquisition of the Springfield branches of Commercial Federal Bank.

         Securities available-for-sale decreased $2,526,033 (13%) from $19,447,892 as of June 30, 2001, to $16,921,859 as of March 31, 2002. This is
primarily due to purchases of $8,396,776 of investment securities, which was offset by maturities of $6,000,000 in securities, $2,680,154 in sales of securities, and the decrease in fair value of various equity securities. The Bank continues to hold 85,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $83,231 in the available-for-sale category. As of March 31,2002, the gross unrealized gain on the stock was $5,303,219, a decrease from $6,237,587 as of June 30, 2001.

         Securities held-to-maturity decreased due to principal repayments, by $1,032,756 (23%) from $4,545,866 as of June 30, 2001, to $3,513,110 as of March
31, 2002.

     Net loans receivable decreased by $2,576,723 (1%) from $317,243,111 as of June 30, 2001, to $314,666,388 as of March 31, 2002. As a part of the Commercial Federal acquisition, the Company purchased approximately $15.5 million in consumer and home equity loans. Also, during this period the Bank continued its increased emphasis on commercial lending. As a result commercial loans have increased by $19,583,591 during this period. The Bank has begun selling conforming loans on single family residences, while retaining the servicing rights. As a result of the majority of new loan originations being designated as loans held for sale, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $21,027,792 while loans held for sale increased by $630,637. The Bank continues to be active in construction lending. However, during the period construction loans decreased by $14,463,073. Loan growth is anticipated to represent a major part of the Bank's future asset growth.

     Allowance for loan losses decreased $89,964 (3%) from $2,697,389 as of June 30, 2001 to $2,607,423 as of March 31, 2002. The allowance decreased due to net loan charge-offs exceeding the provision for loan losses for the period. The allowance for loan losses as of March 31, 2002 and June 30, 2001 was 0.83% and 0.85% respectively, of net loans outstanding. As of March 31, 2002, the allowance for loan losses was 113% of impaired loans versus 55% as of June 30, 2001.

     Premises and equipment decreased $177,273 (2%) from $7,758,082, as of June 30, 2001 to $7,580,809 as of March 31, 2002 primarily due to the depreciation recognized on these assets.

     Deposits increased $58,564,540 (34%) from $170,647,500 as of June 30, 2001, to $229,212,040 as of March 31, 2002. As a result of the Commercial Federal acquisition, the Company assumed approximately $41.2 million in deposits. Excluding the acquisition, for the nine months ended March 31, 2002, checking and savings accounts increased by $14,414,469 (25%) while certificates of deposits increased by $2,933,445 (3%).

     In order to comply with the Federal Home Loan Bank (the "FHLB") limitation of advances to 35% of assets, the Company decreased borrowings from the FHLB by $34,044,724 (23%) from $146,656,583 as of June 30, 2001, to $112,611,859 as of
March 31, 2002. The Company plans to reduce its FHLB borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies.

     Advances from borrowers for taxes and insurance decreased $608,264 (47%) from $1,293,062 as of June 30, 2001, to $684,798 as of March 31, 2001. This was
primarily due to the payment of 2001 real estate taxes from borrower's escrow accounts.

     Accrued expenses and other liabilities increased $891,733 (66%) from $1,344,804 as of June 30, 2001, to $2,236,537 as of March 31, 2002. This was
primarily due to $873,858 ($0.25 per share) of dividends that were declared but unpaid as of March 31, 2002.

     Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $4,558,787 from $50,205,791 as of June 30, 2001, to $45,647,004 as of March 31, 2002. During this period the Company repurchased a total of 406,443 of its outstanding shares in the open market at a cost of $6,035,159. In addition, dividends in the amount of $950,070 ($0.25 per share) were declared and paid, on October 15, 2001, to stockholders' of record as of September 4, 2001 and $873,858 ($0.25 per share) were declared and paid on April 12, 2002, to stockholders of record as of April 1, 2002. There was a decrease in the unrealized appreciation on available-for-sale securities of $766,750. On a per share basis, stockholders' equity decreased from $13.20 as of June 30, 2001 to $13.04 as of March 31, 2002.

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

                                               Three Months ended 3/31/2002   Three Months ended 3/31/2001
                                               ----------------------------- -------------------------------
                                                Average              Yield /  Average                Yield /
                                                Balance    Interest   Cost    Balance     Interest    Cost
                                               ---------  ---------- ------- ---------   ---------- --------
ASSETS
Interest-earning:

Loans                                          $ 310,445     5,815   7.49%   $ 309,963      6,318    8.15%
Investment securities                             13,984       124   3.55%      17,227        306    7.11%
Other assets                                      47,959       212   1.77%      16,575        204    4.92%
                                               ---------   -------   ----    ---------   --------   -----
Total interest-earning                           372,388     6,151   6.61%     343,765      6,828    7.94%
Noninterest-earning                               28,986                         7,531
                                               ---------                     ---------
                                               $ 401,374                     $ 351,296
                                               =========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:

Savings accounts                               $  17,945        83   1.85%   $   7,654         49    2.56%
Transaction accounts                              59,253       217   1.46%      38,323        289    3.02%
Certificates of Deposit                          142,402     1,490   4.19%      89,442      1,301    5.82%
FHLB Advances                                    114,456     1,533   5.36%     159,711      2,550    6.39%
Other Borrowed Funds                               1,707         5   1.17%         358          6    6.70%
                                               ---------   -------   ----    ---------   --------   -----
Total interest-bearing                           335,763     3,328   3.96%     295,488      4,195    5.68%
Noninterest-bearing                               14,543                         4,003
                                               ---------                     ---------
Total liabilities                                350,306                       299,491
Stockholders' equity                              51,068                        51,805
                                               ---------                     ---------
                                               $ 401,374                     $ 351,296
                                               =========                     =========
Net earning balance                            $  36,625                     $  48,277
                                               =========                     =========
Earning yield less costing rate                                      2.64%                           2.27%
                                                                     ====                           =====
Net interest income, and net yield spread
   on interest earning assets                              $ 2,823   3.03%                $ 2,633    3.06%
                                                           =======   ====                 =======   =====
Ratio of interest-earning assets to
     interest-bearing liabilities                              111%                           116%
                                                           =======                        =======

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                                              Nine Months ended 3/31/2002        Nine Months ended 3/31/2001
                                             ------------------------------     ------------------------------
                                              Average              Yield /       Average               Yield /
                                              Balance    Interest   Cost         Balance    Interest    Cost
                                             ---------   --------  --------     ---------   --------  --------
ASSETS
Interest-earning:
Loans                                        $ 326,753    18,335    7.48%      $ 305,626    18,656    8.14%
Investment securities                           15,482       508    4.37%         15,822       876    7.38%
Other assets                                    33,758       546    2.16%         16,440       711    5.77%
                                             ---------   -------    ----       ---------   -------    ----
Total interest-earning                         375,993    19,389    6.88%        337,888    20,243    7.99%
Noninterest-earning                             13,488                             8,572
                                             ---------                         ---------
                                             $ 389,481                         $ 346,460
                                             =========                         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                             $  12,242       166    1.81%      $   7,767       159    2.73%
Transaction accounts                            52,343       703    1.79%         37,914       889    3.13%
Certificates of Deposit                        127,232     4,544    4.76%         89,628     3,911    5.82%
FHLB Advances                                  131,349     5,521    5.60%        153,293     7,191    6.25%
Other Borrowed Funds                             1,977        27    1.82%            179         6    4.47%
                                             ---------   -------    ----       ---------   -------    ----
Total interest-bearing                         325,143    10,961    4.49%        288,781    12,156    5.61%
Noninterest-bearing                             13,504                             4,525
                                             ---------                         ---------
Total liabilities                              338,647                           293,306
Stockholders' equity                            50,834                            53,154
                                             ---------                         ---------
                                             $ 389,481                         $ 346,460
                                             =========                         =========
Net earning balance                          $  50,850                         $  49,107
                                             =========                         =========
Earning yield less costing rate                                     2.39%                             2.38%
                                                                    ====                              ====
Net interest income, and net yield spread
   on interest earning assets                            $ 8,428    2.99%                  $ 8,087    3.19%
                                                         =======    ====                   =======    ====
Ratio of interest-earning assets to
   interest-bearing liabilities                              116%                              117%
                                                             ===                               ===


Results of Operations - Comparison of Three Month and Nine Month Periods Ended March 31, 2002 and 2001.

     Net income for the three months and nine months ended March 31, 2002 was $817,557 and $2,719,325 as compared to $696,125 and $2,456,750 for the three months and nine months ended March 31, 2001 which represents an increase in earnings of $121,432 or 17% for the three month period, and an increase in earnings of $262,575 or 11% for the nine month period. The increase in net income for the three months and nine months ended can be attributed to several factors which are discussed below.

Interest Income
---------------

     Total interest income for the three months and nine months ended March 31, 2002 decreased $677,855 or 10% and $854,412 or 4% as compared to the three months and nine months ended March 31, 2001. For the three month and nine month periods ended March 31, 2002 compared to the same periods in 2001, the average yield on interest earning assets decreased 133 basis points to 6.61% and 111 basis points to 6.88% while the average balance of interest earnings assets increased $28,623,000 and $38,105,000 respectively.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

Interest Expense
----------------

     Total interest expense for the three months and nine months ended March 31, 2002, decreased $868,542 or 21% and $1,195,619 or 10% when compared to the three months and nine months ended March 31, 2001. For the three month and nine month periods ended March 31, 2002 compared to the same periods in 2001, the average cost of interest bearing liabilities decreased 172 basis points to 3.96% and 112 basis points to 4.49% while the average balance increased $40,275,000 and $36,362,000 respectively.

Net Interest Income
-------------------

     Net interest income for the three months ended March 31, 2002, increased $190,687, or 7% and $341,207, or 4% for the nine months ended March 31, 2002, when compared to the same period in 2001. The yield on interest earning assets minus the cost on interest bearing liabilities increased by 37 basis points, to 2.64% and 1 basis point to 2.39% for the three months and nine months ended March 31, 2002, respectively, when compared to the same periods one year ago.

Provision for Loan Losses
-------------------------

     Based on the decline of the loan portfolio at March 31, 2002, management decided to decrease the allowance for loan loss. The provision for loan losses was $66,000 and $216,000 for the three months and nine months ended March 31, 2002, respectively, compared to $115,000 and $215,000 for the same periods in 2001. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income
------------------

     Noninterest income increased $308,157, or 57% and $1,154,408, or 77% for the three months and nine months ended March 31, 2002, when compared to the three months and nine months ended March 31, 2001. For the three and nine month periods, the gain on sale of loans and investment securities increased $229,400 and $959,494 respectively, when compared to the same period in 2001. The gain on sale of loans is the result of mortgage banking activities related to the sale of single family conforming residential loans. The gain on sale of investments is primarily the result of the sale of 8,000 shares of FHLMC stock during the nine month period. In addition, for the three and nine month periods, checking account service charges increased $83,107 or 28% and $194,416 or 21% respectively, compared to the same periods in 2001, due to the continued growth in the number of customer checking accounts.

Noninterest Expense
-------------------

     Noninterest expense increased $354,297, or 18% for the three months ended March 31, 2002, and increased $1,184,251, or 21% for the nine month period ending March 31, 2002 when compared to the three months and nine months ended March 31, 2001. Increases in salaries and employee benefits, occupancy and data processing expense are principally attributable to the Company's recent expansion through branch additions and an overall increase in accounts served. There was approximately $183,000 in "one-time" costs in connection with the Commercial Federal branch acquisition. There were also approximately $122,000 in legal and professional expenses in connection with the settlement of a dispute over the repurchase of the Company's stock.

Provision for Income Taxes
--------------------------

     There was a $72,115 and $47,789 increase in the provision for income taxes for the three months and nine months ended March 31, 2002, as compared to the same period in 2001. This increase was due to the increase in before tax income for the three months and nine months ended March 31, 2002, compared to the same periods in 2001.

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

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

         The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2002, the Bank had approximately $4,114,000 in commitments to originate mortgage loans and $16,332,000 in mortgage loans-in-process. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Nonperforming Assets

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of March 31, 2002, was $2,607,423 or 0.83% of loans receivable. Total assets classified as substandard or loss as of March 31, 2002 were $1,935,096 or 0.49% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

         The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                                3/31/02      6/30/01      6/30/00
                                                                               ---------    ---------    ---------
Nonperforming loans                                                            $   2,306        4,948        4,757
Real estate acquired in settlement of loans                                          531            4            2
                                                                               ---------    ---------    ---------
Total nonperforming assets                                                     $   2,837        4,952        4,759
                                                                               =========    =========    =========


Total nonperforming assets as a percentage of total assets                          0.72%        1.32%        1.39%
Allowance for loan losses                                                      $   2,607        2,697        2,520
Allowance for loan losses as a percentage of average net loans                      0.80%        0.87%        0.89%


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

         The Bank's initial efforts to manage interest rate risk included implementing an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. The ARMs have met with excellent customer acceptance. As

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

of June 30, 2001 and March 31, 2002, ARMs constituted 58% and 55% of the Bank's loan portfolio, respectively. Of the ARMs originated during fiscal year 2002, borrowers preferred initial fixed rate periods of three or five years.

         The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2002, such loans made up 13% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2001, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $58,644,912 or 34% of its total deposits. As of March 31, 2002, these accounts totaled $90,927,442 or 40% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

         The value of the Bank's loan portfolio will change as interest rates change. Rising interest rates will decrease the Bank's net portfolio value, while falling interest rates increase the value of that portfolio.

Interest Rate Sensitivity Analysis
----------------------------------

         The following table sets forth as of December 31, 2001 (the most recent available), the Office of Thrift Supervision ("OTS") estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100 basis point instantaneous decrease in market interest rates. Dollar amounts are expressed in thousands.

   BP Change       Estimated Net Portfolio Value        NPV as % of PV of Assets
                -----------------------------------    -------------------------
    in Rates    $ Amount      $ Change     % Change    NPV Ratio         Change
    --------    --------      --------     --------    ---------         ------
        +300      56,672      $ (1,470)          -3%       14.04%          0.19%
        +200      57,670          (471)          -1%       14.09%          0.24%
        +100      58,130           (11)           0%       14.01%          0.16%
          NC      58,141             -            0%       13.85%          0.00%
        -100      57,241          (900)          -2%       13.50%         -0.35%

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

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002


                                     PART II

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders
         None

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a)       Exhibits
         b)       Reports on Form 8-K
                  March 26, 2002

GUARANTY FEDERAL BANCSHARES, INC.
FORM 10-Q FOR MARCH 31, 2002

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Guaranty Federal Bancshares, Inc.


         Signature and Title                                        Date

         /s/ Don M. Gibson                                          May 6, 2002
         ------------------                                         -----------
         Don M. Gibson
         President and Chief Executive Officer
         (Principal Executive Officer)


         /s/ Bruce Winston                                          May 6, 2002
         -----------------                                          -----------
         Bruce Winston
         Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)