Form 10-K
period 2002-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2002-09-27
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
- or -
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 0-23325

             GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1792717 (I.R.S. Employer Identification No.)
1341 West Battlefield, Springfield, Missouri (Address of Principal Executive Offices)	65807 (Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on September 12, 2002, was $33.9 million. As of September 12, 2002 there were outstanding 3,031,206 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2002. (Part II)

2.         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

1

Signatures/Certifications

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

Lending Activities

         Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated:

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of June 30, 2002 of all loans due after June 2003, which have pre-determined interest rates and which have adjustable interest rates.

         The following table sets forth the maturity of the Bank's loan portfolio as of June 30, 2002. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

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

         As of June 30, 2002, $149.4 million or 44% of the Bank's total loan portfolio consisted of one- to four-family residential loans, of which 71% were ARM loans. The Bank currently offers ARM loans that have fixed interest rates for either one, three or five years and, following that initial fixed period, adjust annually. The Bank has also offered ARM loans for which interest rates adjust every one, three or five years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans currently are made for terms of 15 and 30 years. The Bank is currently selling all conforming fixed-rate mortgage loans it originates on the secondary market.

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

         Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 2002, $44.1 million or 13% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank's multi-family mortgage loans have been originated with adjustable rates of interest, the majority, of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the one year US Treasury rate. The loan-to-one-borrower limitation, $7.3 million as of June 30, 2002, is the maximum the Bank will lend on a multi-family real estate loan. Loans above $500,000 require Board of Directors approval on a case-by-case basis.

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

         Construction Loans. As of June 30, 2002, construction loans totaled $49.8 million or 15% of the Bank's total loan portfolio. Construction loans are made to certain builders for construction of single family homes for resale, as well as to individuals in connection with long-term, permanent loans to be made upon completion of the construction. This portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

         Commercial Real Estate. As of June 30, 2002, the Bank has commercial real estate loans totaling $58.4 million or 17% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the one year US Treasury rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

         To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $7.3 million as of June 30, 2002, as its maximum commercial real estate loan amount. Commercial loans above $500,000 require Board of Directors approval on a case-by-case basis. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by careful underwriting, requiring personal guarantees, lending only to established customers and borrowers otherwise known to the Bank, and generally restricting such loans to its primary market area.

         As of June 30, 2002, the Bank's commercial real estate loan portfolio included approximately $7.9 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

         Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 2002, the Bank has such loans totaling $39.4 million or 11% of the Bank's total loan portfolio. The Bank will continue to expand its consumer and commercial lending as opportunities present themselves.

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

Delinquencies and Problem Assets.

         Delinquent Loans. As of June 30, 2002, the Bank has three loans 90 days or more past due with a principal balance of $191,003 and twenty five loans between 30 and 89 days past due with total principal balances of $792,923. The Bank generally does not accrue interest on loans past due more than 90 days.

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

         The following table shows the aggregate amounts of the Bank's classified assets as of June 30, 2002.

         As of June 30, 2002, foreclosed assets held for sale consists of two cars, four single-family houses, and a residential building lot.

         One borrower accounts for approximately $1.0 million of total non-accrual loans at June 30, 2002. An unoccupied office condominium unit secures the loan. The borrower has made all loan payments. Subsequent to June 30, 2002, the borrower signed a lease with a new tenant. Single family houses collaterize the other non-accrual loans.

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

         As of June 30, 2002 the Bank's total allowance for loan losses was $2.6 million or 0.78% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

         For fiscal years 1998 through 2002, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

         The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

Allowance for Loan Losses	Year Ended June 30,				
	2002	2001	2000	1999	1998
	(Dollars in Thousands)				
Beginning balance	$ 2,697	2,520	2,349	2,191	2,177
Gross loan charge offs					
Mortgage Loans:					
One- to four-family	(52)	(5)	-	-	(56)
Multi-family	-	-	-	-	-
Construction	(235)	-	-	(3)	(49)
Commercial real estate	(23)	(115)	-	-	-
	(310)	(120)	-	(3)	(105)
Non-mortgage loans:					
Commercial loans	-	-	-	-	-
Consumer and other loans	(28)	(13)	(9)	(26)	(46)
	(28)	(13)	(9)	(26)	(46)
Total charge offs	(338)	(133)	(9)	(29)	(151)
Recoveries					
Mortgage Loans:					
One- to four-family	-	-	-	-	42
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	42
Non-mortgage loans:					
Commercial loans	-	-	-	7	-
Consumer and other loans	-	-	-	-	-
	-	-	-	7	-
Total recoveries	-	-	-	7	42
Net loan charge-offs	(338)	(133)	(9)	(22)	(109)
Provision for loan losses charged to expense	291	310	180	180	123
Ending balance	$ 2,650	2,697	2,520	2,349	2,191
Net charge-offs as a percentage of average loans, net	0.10%	0.04%	0.00%	0.01%	0.06%
Allowance for loan losses as a percentage of average loans, net	0.82%	0.87%	0.89%	1.00%	1.24%
Allowance for loan losses as a percentage of total non-performing loans	151%	55%	53%	259%	217%

Allocation of Allowance for Loan Losses

         The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.

Investment Activities

         The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 2002, the Company has investment securities with a carrying value of $19.7 million and an estimated fair value of $19.9 million. Of those securities $16.5 million, or 84%, of the Company's investment securities portfolio are available-for-sale.

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

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

14

Composition of Investment Portfolio

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio as of June 30, 2002:

16

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

Deposit Accounts Types

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 2002.

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

Subsidiary Activity

         The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank has an investment of $31,000 in its service corporation as of June 30, 2002. The service corporation sells mutual funds, fixed and variable annuities, unit investment trusts, individual stocks and bonds, and life insurance. Such sales are completed through an agreement with "INVEST" for providing brokerage services. In addition the service corporation sells property and casualty insurance through an agreement with American National Property and Casualty, a Springfield-based insurance company.

Critical Accounting Policies

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

         Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management's judgements and estimates, the Company's financial results could change, and such change could be material to the Company.

         Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

         The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements.

Financial Highlights
Year Ended June 30,
	2002	2001	2000
Dividend Payout Ratio	63%	61%	60%
Return on Average Assets	0.93%	0.92%	1.10%
Return on Average Equity	7.63%	6.20%	5.85%
Stockholders' Equity to Assets	9.40%	13.42%	16.55%

Employees

         Substantially, all of the activities of the Company are conducted through the Bank. As of June 30, 2002 the Company has no salaried employees.

         As of September 12, 2002 the Bank has 90 full-time employees and 53 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         The Bank's primary competition comprises the financial institutions near each of the Bank's offices. In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of one thrift institution, 25 commercial banks, and 13 credit unions.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured depositor (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. Risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0172% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 2% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. Regulations that enable the OTS to take prompt and corrective action against savings associations effectively impose higher capital requirements on savings associations.

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

         Don M. Gibson has been President and Chief Executive Officer of the Company and the Bank since January 2002. Prior to joining the Company, Mr. Gibson was a retired banking executive. From March 2000 to July 2000 Mr. Gibson was President of Sinclair National Bank, Gravette, Arkansas. Prior to that, Mr. Gibson was at Great Southern Bank, a subsidiary of Great Southern Bancorp, Inc., Springfield, Missouri, holding various positions since September 1975 with his last being Vice Chairman.

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

         As of June 30, 2002, the years of age of these individuals was 58 for Mr. Gibson, 55 for Mr. Williams and 54 for Mr. Winston.

Item 2. Properties

         The offices of the Company are located in the main office of the Bank.

         The Bank's office facilities currently consist of the main office in Springfield, Greene County, Missouri, three full-service branch offices in Springfield, four in-store branches located in the Dillons Supermarkets in Springfield and one in-store in Walmart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.

Item 3. Legal Proceedings

         The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of June 30, 2002, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information on page 1 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 2002 (the "2002 Annual Report") is incorporated herein by reference. Dividends paid information on pages 9 and 10 of the 2002 Annual Report is incorporated herein by reference.

         With respect to Equity Compensation Plan information see Item 12. "Security Ownership of Certain Owners and Management Related Matters."

Item 6. Selected Financial Data

         The information contained on page 3 of the 2002 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained on pages 4 through 15 of the 2002 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information contained on pages 11 and 12 under the headings "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 2002 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The financial statements set forth on pages 16 to 42 of the 2002 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the section captioned "First Proposal, Election of Directors" in the proxy statement for the Annual Meeting of Stockholders to be held October 23, 2002 (the "Proxy Statement") is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except as set forth below, information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	412,182	$12.48	59,426 (1)
Equity compensation plans not approved by security holders	17,875	$10.50	0 (2)
Total	430,057	$12.39	59,426

_______________

(1)

At a special stockholders' meeting on July 22, 1998, the Company's stockholders approved the Restricted Stock Plan (the "RSP"). Following the approval of the Plan, the Company contributed $2,373,065 to a separate trust to purchase the 173,632 shares in the RSP. As of June 30, 2002 there are 56,576 shares in this plan that are not vested and 5,706 that are unallocated.

(2)	All of these shares can be awarded as restricted shares. See "- Description of Stock Plans Not Approved by Shareholders."

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Awards become fully vested in the event of a "change in control" as defined in the plan. Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company's common stock. Following approval of the Plan, the Company contributed $85,945 to a separate trust to purchase the 7,125 shares in the SCP. As of June 30, 2002 there are 4,275 restricted shares in this plan that are not vested. There were 17,875 options granted from the plan at $10.50 per share.

2001 Stock Compensation Plan. During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Awards become fully vested in the event of a "change in control" as defined in the plan. Under the stock award the component of this plan, the Committee awarded 10,239 restricted shares of the Company's common stock. The shares for this plan were taken from forfeited shares in the RSP. As of June 30, 2002, none of the shares in this plan are vested. There were no options granted from this plan.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Certain Related Persons" in the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following documents are filed as a part of this report:
1. The following financial statements and the report of independent accountants included in the 2002 Annual Report are incorporated herein by reference and also in Item 8 of this report.
Independent Accountants' Report
Consolidated Balance Sheets as of June 30, 2002 and 2001.
Consolidated Statements of Income for the Years Ended June 30, 2002, 2001, and 2000.
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001, and 2000.
Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001, and 2000.
Notes to Consolidated Financial Statements.

2.         Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	The following exhibits are included in this Report or incorporated herein by reference:
(a)	List of Exhibits:
		3(i)	Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
		3(ii)	Bylaws of Guaranty Federal Bancshares, Inc. (1)
		4	Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
		10.1	1994 Stock Option Plan (3)
		10.2	Recognition and Retention Plan (4)
		10.3	1998 Stock Option Plan (5)
		10.4	Restricted Stock Plan (6)
		10.5	Change in Control Severance Agreements (7)
		10.6	2000 Stock Compensation Plan (7)
		10.7	2001 Stock Compensation Plan (7)
		13	Annual Report to Stockholders for the fiscal year ended June 30, 2002 (only those portions incorporated by reference in this document are deemed "filed")
		21	Subsidiaries of the Registrant ( See Item 1. Business - Subsidiary Activity)
		23	Consent of BKD, LLP
		99.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
		99.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
(b)	Reports on Form 8-K: April 4, 2002

_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 22, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit A of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(6)	Filed as Exhibit B of the proxy statement for a special meeting of stockholders held on July 22, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.
Dated: September 25, 2002	By:	/s/ Don M. Gibson Don M. Gibson President and Chief Executive Officer (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date:	/s/ Don M. Gibson Don M. Gibson President and Chief Executive Officer (Principal Executive Officer) September 25, 2002	By: Date:	/s/ Ivy L. Rogers Ivy L. Rogers Director September 25, 2002

By: Date:	/s/ Bruce Winston Bruce Winston SVP and Chief Financial Officer (Principal Accounting and Financial Officer) September 25, 2002	By: Date:	/s/ Gary Lipscomb Gary Lipscomb Director September 25, 2002

By: Date:	/s/ Wayne V. Barnes Wayne V. Barnes Director September 25, 2002	By: Date:	/s/ Jack L. Barham Jack L. Barham Chairman of the Board and Director September 25, 2002

By: Date:	/s/ Gregory V. Ostergrem Gregory V. Ostergren Director September 25, 2002	By: Date:	/s/ Raymond D. Tripp Raymond D. Tripp Director September 25, 2002

By: Date:	/s/ Kurt D. Hellweg Kurt D. Hellweg Director September 25, 2002	By: Date:	/s/ Tim Rosenbury Tim Rosenbury Director September 25, 2002

By:	/s/ James L. Sivils, III James L. Sivils, III Director September 25, 2002

I, Don M. Gibson, certify that:

1. I have reviewed this annual report on Form 10-K of Guaranty Federal Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002	/s/ Don M. Gibson Don M. Gibson President and Chief Executive Officer

         I, Bruce Winston, certify that:

1. I have reviewed this annual report on Form 10-K of Guaranty Federal Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002	/s/ Bruce Winston Bruce Winston Senior Vice President and Chief Financial Officer

Exhibit 13

GUARANTY FEDERAL BANCSHARES

2002 ANNUAL REPORT

CONTENTS

1 2 3 4 16 43 46

Investor Information
President's Message
Selected Consolidated Financial and other Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Statements
Independent Accountants' Report
Directors and Officers

COMMON STOCK PRICES & DIVIDENDS

The common stock of Guaranty Federal Bancshares, Inc. is traded in the over-the-counter market and quoted on the NASDAQ National Market. As of September 3, 2002, there were 1,696 stockholders of the 6,365,915 shares of common stock issued and outstanding.

The Company paid cash dividends of $0.25 per share on October 15, 2001 to shareholder's of record as of
September 4, 2001, and $0.25 per share on April 12, 2002, to shareholder's of record as of April 1, 2002. The Company declared a cash dividend of $0.125 per share on June 27, 2002, that was paid on July 19, 2002, to shareholder's of record on July 8, 2002. Effective with this dividend the Company anticipates paying dividends on a quarterly basis rather than on a semi-annual basis.

The table below reflects the range of common stock closing prices by quarter.

INVESTOR INFORMATION

ANNUAL MEETING OF SHAREHOLDERS: The Annual Meeting of Stockholders will be held Wednesday,
October 23, 2002, at 6:00 p.m., at the Clarion Hotel, 3333 S. Glenstone, Springfield, Missouri.

ANNUAL REPORT ON FORM 10-K: Copies of the Guaranty Federal Bancshares Form 10-K Report to the Securities and Exchange Commission are available without charge upon written request to: Lorene Thomas, Secretary, Guaranty Federal Bancshares, Inc., 1341 W. Battlefield St., Springfield, MO 65807-4181.

TRANSFER AGENT: Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016

STOCK TRADING INFORMATION: Over-the Counter Symbol: GFED

SPECIAL LEGAL COUNSEL: Manatt, Phelps & Phillips, LLP, 1501 M Street N.W., Suite 700, Washington, D.C. 20005

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS: BKD, LLP, 901 St. Louis St., PO Box 1190, Springfield, MO 65801-1190

SHAREHOLDER AND FINANCIAL INFORMATION: Bruce Winston, Senior Vice President, Chief Financial Officer 417-520-0206

Dear Shareholders,

        Our most recent fiscal year ending June 30, 2002, brought about record earnings and significant changes to our organization. Net income of $3.59 million, resulting in a 7.6% return on equity, reached new heights for the bank. Total assets grew to $376.9 million and total deposits increased to $223.6 million, both all time highs.

        The Company's board of directors has charged me with improving the bank's performance, thus increasing shareholder value. After six months of getting acquainted and familiarizing myself with the bank and its personnel, I am excited about the potential that exists for growing the bank and increasing its profitability through fine-tuning the efforts of our highly skilled staff.

        During the past year, we increased our presence in the Springfield market with the acquisition of four additional branch locations in the Dillon's supermarkets. We are now even more convenient for our customers with the addition of our full-service Internet location at GFED.com, where customers can bank on-line, check balances, transfer funds and even pay their bills. Our mortgage department continues to set the bar for residential loan closings in Greene County, and our recent emphasis on commercial lending has been even more successful than anticipated.

        In March 2002, the repurchase of 1,068,000 shares of our common stock was completed. This transaction utilized our excess capital and brought our equity level more in-line with our industry peers. This transaction has resulted in a positive effect on earnings per share. The Company's earnings per share in fiscal year 2002 were $1.01, an increase of 29% over fiscal year 2001. During the year we paid two semi-annual dividends of $0.25 per share. In July 2002, we paid our first quarterly dividend of $0.125 per share, which implemented our new quarterly dividend policy. Through an economically challenging year, we have outperformed the market ending the year with a stock price of $13.86 per share, a 22% increase since June 30, 2001.

        We believe we are positioned for another strong and stable fiscal year, and are ready to harvest the results of our previous labors. Our focus for the year is on increasing our operating efficiencies, controlling expenses and providing exceptional customer service. Achieving these goals should increase profitability, continue growth in total assets and deposits and further increase our stock price. I am looking forward to reporting our results to you for fiscal year 2003.

Sincerely,

Don M. Gibson President and CEO

Guaranty Federal Bancshares, Inc.
Selected Consolidated Financial and Other Data

        The following tables include certain information concerning the financial position of Guaranty Federal Bancshares, Inc. (including consolidated data from operations of subsidiaries) as of the dates indicated. Dollar amounts are expressed in thousands except per share data.

Summary Statement of Income	Years Ended June 30,				
	2002	2001	2000	1999	1998
Interest income	$ 25,223	27,182	23,564	20,763	17,196
Interest expense	14,087	16,378	12,929	10,703	8,743
Net interest income	11,136	10,804	10,635	10,060	8,453
Provision for loan losses	291	310	180	180	123
Net interest income after provision for loan losses	10,845	10,494	10,455	9,880	8,330
Noninterest income	3,634	2,103	1,418	1,201	953
Noninterest expense	8,994	7,621	6,420	5,958	4,823
Income before income taxes	5,485	4,976	5,453	5,123	4,460
Provision for income taxes	1,892	1,743	1,947	1,765	1,619
Net income	$ 3,593	3,233	3,506	3,358	2,841
Earnings per share, since conversion December 30, 1997					
Basic	$ 1.01	0.78	0.71	0.61	0.29
Diluted	$ 1.00	0.77	0.70	0.60	0.29

Summary Balance Sheet	As of June 30,				
	2002	2001	2000	1999	1998
ASSETS					
Cash and cash equivalents	$ 16,964	10,314	9,157	9,689	7,305
Investment securities	19,683	23,994	20,414	24,346	34,691
Loans receivable, net	319,916	320,106	296,053	264,269	206,220
Accrued interest receivable	1,655	2,148	1,826	1,757	1,604
Prepaids and other assets	10,683	9,769	7,605	5,672	2,503
Foreclosed assets	683	4	1	101	286
Premises and equipment	7,356	7,758	6,800	7,365	7,433
	$376,940	374,093	341,856	313,199	260,042
LIABILITIES					
Deposits	$223,652	170,648	144,607	141,137	140,975
Federal Home Loan Bank advances	111,083	146,657	136,507	104,795	45,081
Other liabilities	6,770	6,583	4,157	3,834	3,296
	341,505	323,888	285,271	249,766	189,352
STOCKHOLDERS' EQUITY	35,435	50,205	56,585	63,433	70,690
	$376,940	374,093	341,856	313,199	260,042

Supplemental Data	As of June 30,				
	2002	2001	2000	1999	1998
Number of full-service offices	9	5	5	5	5
Cash dividends per share	$ 0.63	0.47	0.42	0.34	0.15

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

GENERAL

        Guaranty Federal Bancshares, Inc. (and with its subsidiary, the "Company") is a Delaware corporation organized on December 30, 1997 for the purpose of becoming the holding company of Guaranty Federal Savings Bank (the "Bank").

        In April 1995, Guaranty Federal Savings & Loan Association reorganized from a federally chartered mutual savings and loan association into a mutual holding company, Guaranty Federal Bancshares, M. H. C. (the "MHC"). Concurrent with the reorganization, Guaranty Federal Savings Bank (the "Bank"), a stock savings bank was chartered. In December 1997, the Company completed the conversion and reorganization of the Bank and the former MHC by selling common stock to depositors of the Bank and a benefit plan of the Bank. In addition, all shares of common stock of the Bank held by public stockholders were exchanged for shares of common stock of the Company.

        On December 6, 2001, the Bank completed its acquisition of the Springfield branch offices of Commercial Federal Bank. The Bank acquired approximately $15.5 million in selected consumer and home equity loans and assumed approximately $41.2 million in deposit liabilities. The Bank also assumed the leases and equipment at all but one of the branches. The acquired locations are located in Dillons Supermarkets in Springfield. The transaction increased the number of "in-store" locations from one to five and total locations from five to nine.

        The Company's principal business consists of attracting deposits from the general public and using such deposits to originate mortgage loans secured by one- to four-family residences, multi-family, construction and commercial real estate loans and consumer and business loans. The Company also uses these funds to purchase loans secured by one- to four-family residences, mortgage-backed securities, US government and agency obligations, and other permissible securities. When cash outflows exceed inflows, the Company uses borrowings and brokered deposits as additional financing sources.

        The Company derives revenues principally from interest earned on loans and investments and, to a lesser extent, from fees charged for services. General economic conditions and policies of the financial institution regulatory agencies, including the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") significantly influence the Company's operations. Interest rates on competing investments and general market interest rates influence the Company's cost of funds. Lending activities are affected by the interest rates at which such financing may be offered. The Company intends to focus on one- to four-family residential, consumer, and commercial real estate lending throughout southwestern Missouri.

        The discussion set forth below may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; the effect of regulatory or government legislative changes; technology changes; and fluctuation in inflation.

FINANCIAL CONDITION

        From June 30, 2001 to June 30, 2002, the Company's total assets increased $2,846,139 (1%), liabilities increased $17,617,053 (5%), and stockholders' equity decreased $14,770,914 (29%). The ratio of stockholders' equity to total assets decreased from 13% to 9%.

        From June 30, 2001 to June 30, 2002, securities available-for-sale decreased $2,984,432 (15%). The Company currently owns 82,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $80,294 in the securities available-for-sale category. As of June 30, 2002, the gross unrealized gain on the stock is $5,044,706, a decrease of $1,192,881 from the gross unrealized gain at June 30, 2001. This decrease is primarily due to the sale of 11,000 shares of FHLMC stock during the twelve-month period ending June 30, 2002. From June 30, 2001 to June 30, 2002, securities held-to-maturity decreased $1,326,775 (29%) due to repayments received during the year. There was no change in stock in the Federal Home Loan Bank of Des Moines ("FHLB"). The Bank is required to own stock in the FHLB equal to five percent of its borrowings.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

        From June 30, 2001 to June 30, 2002, net loans receivable decreased by $457,993. During this period, permanent loans secured by both owner and non-owner occupied one to four unit residential real estate decreased by $40,260,499, (22%), consumer installment loans increased $20,407,896 (198%), multi-family permanent loans increased by $1,413,584 (3%), construction loans decreased by $5,509,995 (10%) and permanent loans secured by commercial real estate increased $14,540,564 (33%). As a part of the Commercial Federal acquisition, the Company purchased approximately $15.5 million in consumer and home equity loans. During this period the Company increased its emphasis on commercial lending, while selling the majority of conforming loan production on the secondary market. These loan sales allowed the Bank to provide customers with 30-year fixed rate mortgages while retaining a banking relationship with the customer. As a result of these loan sales, loans serviced for others increased by $38,932,904 (76%).

        From June 30, 2001 to June 30, 2002, loans past due 90 days or more decreased $2,113,202 to $191,003 (0.1% of net loans). As of June 30, 2002, management considers loans totaling $1,751,139 as impaired with a related allowance for loan losses of $168,519. An unoccupied office condominium unit secures the primary impaired loan. The borrower has made all loan payments. Subsequent to year-end, the borrower signed a lease with a new tenant. Single-family houses collateralize other impaired loans. The Bank recognizes interest income on impaired loans as payments are received. Management believes the loss allowances on these loans are sufficient to liquidate the collateral without further loss.

        From June 30, 2001 to June 30, 2002, the allowance for loan losses decreased $47,517. Loan charge-offs exceeded recoveries by $338,517 for fiscal year 2002 and $132,557 for fiscal year 2001. The allowance for loan losses as of June 30, 2002 and 2001 was 0.83% of net loans outstanding. As of June 30, 2002, the allowance for loan losses was 151% of impaired loans versus 55% as of June 30, 2001.

        As of June 30, 2002 foreclosed assets held for sale consists of two cars, four single-family houses and a residential building lot. Private mortgage insurance claims are pending for two of the houses. When satisfied, the insurance will either reduce the balance 20% or acquire the property at our cost.

        From June 30, 2001 to June 30, 2002, premises and equipment decreased $401,984 (5%). During fiscal year 2002, the Company acquired the equipment and leasehold improvements of four "in-store" Commercial Federal branches, however this increase was offset by normal depreciation.

        From June 30, 2001 to June 30, 2002, deposits increased $53,004,819 (31%). During this period core deposit accounts increased by $33,425,248 (57%) to 41% of total deposits and certificates of deposit increased by $19,579,571 (17%). As a result of the Commercial Federal acquisition, the Company assumed approximately $41.2 million in deposits. Excluding the acquisition, core deposits increased by $15,557,187 (27%) while certificates of deposit decreased by $3,768,994 (3%). Included in the certificates of deposit total is $22,000,000 in deposits placed by brokers. Management considers brokered deposits to be an effective source of funds that cost less at the margin than increasing rates on retail deposits in our local market.

        As a result of the increase in deposits and the use of alternative funding sources, the Company decreased borrowings from the Federal Home Loan Bank by $35,573,420 (24%).

        Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $14,770,914 (29%) to $35,434,877 as of June 30, 2002. Net income for the year exceeded cash dividends paid or declared by $1,421,398. The Company repurchased 1,132,139 shares as treasury stock (28% of the outstanding shares as of June 30, 2001) at a cost of $16,826,643 (an average price of $14.86 per share). As of June 30, 2002, 31,709 shares remain to be repurchased under the repurchase plan announced January 5, 2001. The decrease in unrealized appreciation on securities available-for-sale, net of tax, decreased stockholders' equity by $1,000,616. On a per share basis, stockholders' equity decreased $0.51 (4%) from $13.20 as of June 30, 2001 to $12.69 as of June 30, 2002.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

        The following tables show (1) the average monthly balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company's rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans.

June 30, 2002		Year Ended June 30, 2002			Year Ended June 30, 2001			Year Ended June 30, 2000		
	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS											
Interest-earning:											
Loans	$319,916	6.62%	$324,796	$ 23,876	7.35%	$309,422	$ 25,157	8.13%	$281,901	$ 22,054	7.82%
Investment securities	12,606	3.46%	14,824	619	4.18%	15,237	1,133	7.44%	12,367	867	7.01%
Other assets	29,389	1.92%	33,362	727	2.18%	16,240	892	5.49%	13,905	643	4.62%
Total interest-earning	361,911	6.13%	372,982	25,222	6.76%	340,899	27,182	7.97%	308,173	23,564	7.65%
Noninterest-earning	15,029		12,833			11,013			10,257		
	$376,940		$385,815			$351,912			$318,430		
LIABILITIES AND STOCKHOLDERS' EQUITY											
Interest-bearing:											
Savings accounts	$ 17,770	1.65%	$ 13,732	241	1.76%	$ 7,677	199	2.59%	$ 8,445	203	2.40%
Transaction accounts	64,275	1.49%	54,916	934	1.70%	38,927	1,162	2.99%	35,461	1,039	2.93%
Certificates of deposit	131,582	4.07%	128,718	5,842	4.54%	93,008	5,357	5.76%	94,358	4,909	5.20%
FHLB advances	111,083	5.38%	126,534	7,039	5.56%	155,325	9,646	6.21%	114,124	6,778	5.94%
Other borrowed funds	1,093	1.21%	1,735	30	1.73%	351	14	3.99%	-	-	0.00%
Total interest-bearing	325,803	3.87%	325,635	14,086	4.33%	295,288	16,378	5.55%	252,388	12,929	5.12%
Noninterest-bearing	15,702		13,060			4,463			6,156		
Total liabilities	341,505		338,695			299,751			258,544		
Stockholders' equity	35,435		47,120			52,161			59,886		
	$376,940		$385,815			$351,912			$318,430		
Net earning balance	$ 36,108		$ 47,347			$ 45,611			$ 55,785		
Earning yield less costing rate		2.26%			2.43%			2.42%			2.53%
Net interest income, and											
net yield spread on											
interest-earning assets		2.65%		$11,136	2.99%		$10,804	3.17%		$10,635	3.45%
Ratio of interest-earning assets to											
interest-bearing liabilities	111%		115%			115%			122%

        Dollar amounts are expressed in thousands.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

        The following table sets forth information regarding changes in interest income and interest expense for the periods indicated resulting from changes in average balances and average rates shown in the previous table. For each category of interest-earning assets and interest-bearing liabilities information is provided with respect to changes attributable to: (i) changes in balance (change in balance multiplied by the old rate), (ii) changes in interest rates (change in rate multiplied by the old balance); and (iii) the combined effect of changes in balance and interest rates (change in balance multiplied by change in rate).

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED JUNE 30, 2002 AND 2001

        Interest Rates. The Company charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The following table sets forth the weekly average interest rates on U.S. Treasury securities for the twelve months ending.

        From July 1, 2001 until the events of September 11, interest rates were relatively stable. In the two weeks following September 11, the one-year Treasury rate fell 83 basis points. From the week ended September 21, 2001 through the week ended June 28, 2002, the one-year treasury security traded in a range from a low of 1.99% to a high of 2.70%. These historically low interest rates encouraged borrowers to refinance their loans and thereby lower our yields. Depositors exhibited a preference for money market deposits over the certificates of deposit.

        Interest Income. Total interest income decreased $1,959,665 (7%) as the average balance of interest-earning assets increased $32,083,000 (9%). The yield on average interest earning assets decreased 121 basis points to 6.76%.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

        Interest on loans decreased $1,281,546 (5%) as the average loan receivable balance increased $15,374,000 (5%) while the average yield decreased 78 basis points to 7.35%. The decrease in loan yield is the result of the combination of new loans at lower rates, repayments of higher yielding loans, and the roll down of adjustable rate loans. Interest on investment securities decreased $513,427 (45%) as the average balance decreased $413,000 (3%) and the average yield decreased 326 basis points to 4.18%. As long as interest rates remain at historical low levels, our customers will benefit from loan rates adjusting downward and from refinancing to fixed-rate mortgages to lock-in the rates. These adjustments and refinances will negatively impact portfolio loan yields in future quarters.

        Interest Expense. Total interest expense decreased $2,291,358 (14%) as the average balance of interest-bearing liabilities increased $30,347,000 (10%). The average cost of interest-bearing liabilities decreased 122 basis points to 4.33%.

        Interest expense on deposits increased $298,754 (4%) as the average balance of interest bearing deposits increased $57,754,000 (41%) while the average interest rate paid to depositors decreased 125 basis points to 3.56%. The average balance of interest bearing core deposit accounts increased $22,044,000 (47%) and the average balance of certificates of deposit increased $35,710,000 (38%).

        In order to comply with the Federal Home Loan Bank (the "FHLB") limitation of advances to 35% of assets, the Company decreased borrowings from the FHLB. The average balance of FHLB advances decreased by $28,791,000 (19%) while the average cost of those advances decreased 65 basis points to 5.56%. As of June 30, 2002, FHLB advances are 29% of total assets.

        Net Interest Income. The Company's net interest income increased $331,693 (3%). During the year ended June 30, 2002, the average balance of interest-earning assets exceeded the average balance of interest-bearing liabilities by $47,347,000, an increase in the average net earning balance of $1,736,000 (4%). With the treasury stock purchase in the fourth quarter of FY 2002, this net earning balance declined and as of June 30, 2002 is $36,108,000. The Company's spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities increased by 1 basis point from 2.42% to 2.43%.

        Provision for Loan Losses. Provisions for loan losses are charged or credited to earnings to bring the total allowance to a level considered adequate by the Company to provide for potential loan losses in the existing portfolio. When making the assessment, the Company considers prior loss experience, volume and type of lending, local banking trends and past due loans in the Company's portfolio. In addition, the Company considers general economic conditions and other factors related to collectability of the Company's portfolio.

        During fiscal year 2002, the Company experienced loan charge-offs in excess of recoveries of $338,517 and based on a review as discussed above, elected to add $291,000 to the allowance. Management anticipates the need to continue adding to the loan loss allowance through charges to provision for loan losses based on the anticipated growth in the loan portfolio and shift in emphasis from primarily single-family to a mix of single-family and commercial loans.

        Non-Interest Income. Non-interest income increased $1,530,537 (73%). This increase is primarily due to the $959,354 increase in gain on sale of loans and investments. The gain on sale of loans ($786,526 for fiscal year 2002) is the result of mortgage banking activities related to the sale of single-family conforming residential loans in the secondary market. The Bank attempts to minimize risk of price changes by committing to sell loans while the loans are in the origination process. The net gain on sale of investments ($780,741 for fiscal year 2002) is primarily a result of the sale of 11,000 shares of FHLMC stock during the twelve-month period ending June 30, 2002. Deposit service charges increased $279,754 (22%) due to the continued growth in the Bank's checking accounts. As of June 30, 2002, the Bank services 16,286 checking accounts up 3,256 (25%) from a year earlier. Late charges and other fees increased $141,475 (89%) primarily due to approximately $146,000 in prepayment penalties collected from two commercial borrowers.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

        Non-Interest Expense. Non-interest expense increased $1,372,221 (18%). Increases in salaries and employee benefits, occupancy and data processing expense are principally attributable to the Company's recent expansion through branch additions and an overall increase in accounts served. The Company incurred approximately $183,000 in "one-time" costs in connection with the Commercial Federal acquisition and approximately $150,000 in legal and professional expenses in connection with the settlement of a dispute over the repurchase of the Company's stock.

        Income Taxes. The change in income tax is a direct result of changes in the Company's taxable income.

        Cash Dividends Paid. The Company paid cash dividends of $0.25 per share on October 15, 2001, to the stockholders of record as of September 4, 2001 and $0.25 per share on April 12, 2002, to the stockholders of record as of April 1, 2002. The Company declared a cash dividend of $0.125 per share on June 27, 2002, to be paid on July 19, 2002, to stockholders of record on July 8, 2002. Effective with this dividend the Company anticipates paying dividends on a quarterly basis rather than on a semi-annual basis.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED JUNE 30, 2001 AND 2000

        Interest Rates. The following table sets forth the weekly average interest rates on U.S. Treasury securities for the twelve months ending.

        For the first six months of fiscal year 2001, interest rates were relatively stable at levels comparable to the prior fiscal year. In January 2001 the Federal Reserve began lowering targeted interest rates. The Federal funds rate for the six months ended December 2000 averaged 6.52%. The following six months ended June 2001, the federal funds rate averaged 4.99% and the rate for the week ended June 27, 2001 averaged 3.91%. The 72 basis point decrease in the ten-year treasury for fiscal year 2001 is indicative of the decrease in the fixed-rates on single-family mortgage loans. As a result of this decrease in the level of interest rates borrowers refinanced their adjustable rate mortgage loans into long-term fixed rate mortgages. Mortgage recordings in Greene County were down 7% the first six months of fiscal year 2001 and up 28% in the second six months reflecting the level of loan activity generated by the decline in interest rates.

        Interest Income. Total interest income increased $3,618,300 (15%) as the average balance of interest-earning assets increased $32,726,000 (11%). The yield on average interest earning assets increased 32 basis points to 7.97% as the Company continued shifting the asset mix from lower yielding investments to loans.

        Interest on loans increased $3,103,699 (14%) as the average loan receivable balance increased $27,521,000 (10%) and the average yield increased 31 basis points to 8.13%. The increase in loan yield is the result of the impact of higher loan rates during the prior fiscal year and the first six months of this fiscal year. Interest on investment securities increased $265,640 (31%) as the average balance increased $2,870,000 (23%) and the average yield increased 43 basis points to 7.44%.

        Interest Expense. Total interest expense increased $3,449,102 (27%) as the average balance of interest-bearing liabilities increased $42,900,000 (17%). Interest expense increased more than the increase in average balances because the average cost of interest-bearing liabilities increased by 43 basis points to 5.55%.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

        Interest expense on deposits increased $567,569 (9%) as the average balance of interest costing deposits increased $1,348,000 (1%) and the average interest rate paid to depositors increased 37 basis points to 4.82%. The average balance of interest costing core deposit accounts increased $2,698,000 (6%) and the average balance of certificates of deposit decreased $1,350,000 (1%).

        In order to fund the increase in assets and purchase of treasury stock, the Company borrowed additional funds from the FHLB. The average balance of FHLB advances increased by $41,201,000 (36%) while the average cost of those advances increased 27 basis points to 6.21%.

        Net Interest Income. The Company's net interest income increased $169,198 (2%). During the year ended June 30, 2001, the average balance of interest-earning assets exceeded the average balance of interest-bearing liabilities by $45,611,000, a decrease in the average net earning balance of $10,174,000 (18%). The Company's spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased by 11 basis points from 2.53% to 2.42%.

        Provision for Loan Losses. During fiscal year 2001, the Company experienced loan charge-offs in excess of recoveries of $132,557 and elected to add $310,000 to the allowance.

        Non-Interest Income. Non-interest income consists of service charges and other fees, income or loss from foreclosed assets and gains or losses on sale of assets, increased $685,034 (48%). This increase is primarily due to the $557,420 increase in gain on sale of loans and investments. Gains on sale of single-family loan production increased significantly in the second half of the fiscal year reflecting the volume of 30-year fixed-rate loans sold in the secondary market. Deposit service charges increased $168,803 (15%) due to the continued growth in the Bank's checking accounts. As of June 30, 2001, the Bank serviced 13,030 checking accounts up 1,799 (16%) from a year earlier.

        Non-Interest Expense. Non-interest expense increased $1,201,061 (19%). Salaries and employee benefits increased $669,063 (20%) due to increased staffing for the commercial loan department, the computer system conversion and the increased volume of customer transactions. Occupancy expense increased $175,759 (21%) primarily due to the opening of a new full service branch on South National, as well as upgrading computer hardware for the new "in-house" core system. Data processing expense increased $113,927 (22%). This was a result of various one-time conversion costs related to the new computer system. Other expense increased $258,506 (22%) due to increases in legal expense, postage, loan expense, accounting services and overdraft losses. The Savings Association Insurance Fund assessment declined $27,524 (49%) as the fund reached the level prescribed by the FDIC. Advertising increased $11,330 (3%).

        Income Taxes. The change in income tax is a direct result of changes in the Company's taxable income.

        Cash Dividends Paid. The Company paid cash dividends of $0.23 per share on October 15, 2000, to the stockholders of record as of September 9, 2000 and $0.24 per share on April 12, 2001, to the stockholders of record as of March 28, 2001.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

ASSET / LIABILITY MANAGEMENT

        The goal of the Bank's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Bank's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates that maximize net interest income. Management also attempts to fund the Bank's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank's net interest income. This matching is especially difficult because the residential mortgage loans that comprise the majority of the Bank's assets give the borrower the right to prepay at any time. These borrowers act in their economic self-interest and refinance higher rate loans when rates are low. Since the relative spread between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

        The Bank's efforts to manage interest rate risk include an adjustable rate mortgage loan ("ARM"). As of June 30, 1997, ARMs constituted 75% of the Bank's mortgage loan portfolio. However during fiscal years 1998 and 1999, the general level of long-term interest rates dropped and borrowers opted for fixed rate mortgages. As long-term interest rates increased during fiscal year 2000, borrowers shifted their preference to ARM loans. When long-term interest rates decreased during fiscal year 2001 and 2002, borrowers again shifted their preference to fixed rate loans. As of June 30, 2002, ARMs, net of loans in process, represent 59% of the loan portfolio. Of the ARMs originated during the past three fiscal years, borrower's preferred initial fixed rate periods of three or five years. Because of the historically low market rates for single-family mortgage loans, the Bank intends to sell new loan production on a service-retained basis in the secondary mortgage market. This will allow the Bank to serve the customer's needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

        The Bank is also managing interest rate risk by the origination of construction loans. As of June 30, 2002, such loans, net of loans in process, make up 16% of the Bank's loan portfolio. In general, these loans have higher yields, shorter maturities, and greater interest rate sensitivity than other real estate loans.

        The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2001, the Bank's savings accounts, checking accounts, and money market deposit accounts totaled $58,644,912 or 34% of its total deposits. As of June 30, 2002, these accounts totaled $92,070,160 or 41% of total deposits. The weighted average rate paid on these accounts decreased 84 basis points from 2.19% on June 30, 2001 to 1.35% on June 30, 2002. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

        In the year ending June 30, 2003, the Bank has the option to prepay $15.7 million of FHLB advances with a remaining average life of 5.5 years and a weighted average rate of 6.09%. The current FHLB advance rate with a similar average life is 4.59%, a 150 basis point savings. In the year ending June 30, 2004, the Bank has the option of prepaying an additional $15.9 million in advances with a weighted average rate of 5.84%. Also in the year ending June 30, 2004, the FHLB has the option to call $11.0 million of advances with a weighted average rate of 5.40% and a remaining life of five years.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

INTEREST RATE SENSITIVITY ANALYSIS

        The following table sets forth as of June 30, 2002, the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

        With interest rates at historically low levels, the table demonstrates the negative impact of further declines in rates. The reduction in interest revenue due to loan prepayments and ARM rate adjustments would be more significant than declines in cost of funds. With an average core deposit rate of 1.35%, only certificate and FHLB advance rates would reflect the full impact of further rate reductions.

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

        Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Bank's primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain constant or decrease in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities, and proceeds from maturing investment securities. The Company considers deposits and FHLB advances as primary sources of funds.

        The Company's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank's operating, financing, and investment activities at any given time. The Company's cash and cash equivalents totaled $16,963,502 as of June 30, 2002. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

        As of June 30, 2002, the Bank has conditional commitments in the form of letters of credit in the amount of $24,000. Outstanding loan commitments are $9,485,000. The Bank has granted unused lines of credit to borrowers aggregating approximately $12,472,000 and $11,205,000 for commercial lines and open-end consumer lines, respectively. The Bank has $81,586,808 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations.

        Based on existing collateral as well as the Federal Home Loan Bank's limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $20,846,000 from the FHLB. The Bank plans to maintain its Federal Home Loan Bank borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies.

        The Bank's capital position of $34,620,000 is 9.2% of total assets as of June 30, 2002. The Bank has an excess of $24,123,000, $16,692,000, and $13,145,000 of required regulatory levels of tangible, core, and risk-based capital, respectively. Under current regulatory guidelines, the Bank is classified as well capitalized.

        During fiscal year 2001, the Company purchased 824,754 shares of common stock in open market transactions with the intent to grant stock awards for 7,125 shares of common stock in accordance with the Bank's Restricted Stock Plan and to place 817,629 shares in the treasury stock account. During fiscal year 2002, the Company purchased 42,500 shares of common stock in open market transactions and 1,089,639 shares of common stock in private transactions to place in the treasury stock account. The Company intends to monitor the common stock price and, with regulatory approval, may from time to time initiate further treasury stock transactions in order to improve the Company's long-term earnings per share while at the same time maintaining an adequate level of stockholders' equity.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company prepared the consolidated financial statements and related data presented herein in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike most companies, the assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently adopted SFAS 141, "Business Combinations." This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Initial adoption of SFAS 141 had no effect on the Company's financial statements.

The FASB recently adopted SFAS 142, "Goodwill and Other Intangible Assets". This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company will first apply SFAS 142 in the first quarter of its fiscal year ending June 30, 2003. Adoption of SFAS 142 as of that date will have no initial effect on the Company's financial statements.

The FASB recently adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 144 in the first quarter of its fiscal year ending June 30, 2003. Initial adoption of SFAS 144 will have no effect on the Company's financial statements.

Guaranty Federal Bancshares, Inc.
Management's Discussion and Analysis of Financial Condition
    And Results of Operations

Summary of Unaudited Quarterly Operating Results

Guaranty Federal Bancshares, Inc.
Consolidated Balance Sheets
June 30, 2002 and 2001

2002	2001
ASSETS		
Cash	$ 3,251,579	2,665,287
Interest-bearing deposits in other financial institutions	13,711,923	7,648,271
Cash and cash equivalents	16,963,502	10,313,558
Available-for-sale securities	16,463,460	19,447,892
Held-to-maturity securities	3,219,091	4,545,866
Stock in Federal Home Loan Bank, at cost	8,600,400	8,600,400
Mortgage loans held for sale	3,131,138	2,862,793
Loans receivable, net of allowance for loan losses of $2,649,872 and $2,697,389 in 2002 and 2001, respectively	316,785,118	317,243,111
Accrued interest receivable:		
Loans	1,569,260	1,940,922
Investments	85,251	207,831
Prepaid expenses and other assets	2,082,897	1,168,750
Foreclosed assets held for sale	683,329	4,200
Premises and equipment	7,356,098	7,758,082
	$ 376,939,544	374,093,405
LIABILITIES AND STOCKHOLDERS' EQUITY		
LIABILITIES		
Deposits	$ 223,652,319	170,647,500
Federal Home Loan Bank advances	111,083,163	146,656,583
Securities sold under agreements to repurchase	1,093,074	1,264,448
Advances from borrowers for taxes and insurance	1,048,297	1,293,062
Accrued expenses and other liabilities	2,124,805	1,344,804
Accrued interest payable	759,099	950,674
Dividend payable	347,656	-
Income taxes payable	163,897	121,725
Deferred income taxes	1,232,357	1,608,818
	341,504,667	323,887,614
STOCKHOLDERS' EQUITY		
Common Stock:		
$0.10 par value; authorized 10,000,000 shares; issued; 2002 - 6,365,404 shares, 2001 - 6,268,394 shares	636,540	626,840
Additional paid-in capital	49,842,032	48,451,515
Unearned ESOP shares	(2,406,070)	(2,640,800)
Retained earnings, substantially restricted	27,372,935	25,951,537
Accumulated other comprehensive income		
Unrealized appreciation on available-for-sale securities, net of income taxes; 2002 - $1,731,122, 2001 - $2,318,786	2,947,587	3,948,203
	78,393,024	76,337,295
Treasury stock, at cost; 2002 - 3,333,089 shares, 2001 - 2,200,950 shares	(42,958,147)	(26,131,504)
	35,434,877	50,205,791
	$ 376,939,544	374,093,405

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended June 30, 2002, 2001, and 2000

INCOME STATEMENT			
	2002	2001	2000
INTEREST INCOME			
Loans	$ 23,875,752	25,157,298	22,053,599
Investment securities	619,049	1,132,476	866,836
Other	727,631	892,323	643,362
	25,222,432	27,182,097	23,563,797
INTEREST EXPENSE			
Deposits	7,017,284	6,718,530	6,150,961
Federal Home Loan Bank advances	7,039,115	9,645,741	6,777,981
Other	30,287	13,773	-
	14,086,686	16,378,044	12,928,942
NET INTEREST INCOME	11,135,746	10,804,053	10,634,855
PROVISION FOR LOAN LOSSES	291,000	310,000	180,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,844,746	10,494,053	10,454,855
NONINTEREST INCOME			
Service charges	1,554,357	1,274,603	1,105,800
Late charges and other fees	301,201	159,726	160,639
Gain on sale of investment securities	780,741	198,118	38,798
Gain on sale of loans	786,526	409,795	11,695
Income (loss) on foreclosed assets	(13,369)	(80,189)	20,595
Other income	224,380	141,246	80,738
	3,633,836	2,103,299	1,418,265
NONINTEREST EXPENSE			
Salaries and employee benefits	4,610,235	4,088,038	3,418,975
Occupancy	1,324,043	1,024,400	848,641
SAIF deposit insurance premiums	35,855	28,724	56,248
Data processing	783,051	642,460	528,533
Advertising	331,446	392,930	381,600
Other expense	1,908,970	1,444,827	1,186,321
	8,993,600	7,621,379	6,420,318
INCOME BEFORE INCOME TAXES	5,484,982	4,975,973	5,452,802
PROVISION FOR INCOME TAXES	1,892,000	1,743,000	1,947,000
NET INCOME	3,592,982	3,232,973	3,505,802
OTHER COMPREHENSIVE INCOME (LOSS)			
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $(298,789), $983,184 and $(617,542) for 2002, 2001 and 2000, respectively	(508,749)	1,674,070	(1,039,879)
Less: Reclassification adjustment for appreciation (depreciation) included in net income, net of income taxes of $(288,875) and $(73,304) for 2002 and 2001, respectively	(491,867)	(124,814)	-
	(1,000,616)	1,549,256	(1,039,879)
COMPREHENSIVE INCOME	$ 2,592,366	4,782,229	2,465,923
BASIC EARNINGS PER SHARE	$ 1.01	0.78	0.71
DILUTED EARNINGS PER SHARE	$ 1.00	0.77	0.70

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2002, 2001, and 2000

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended June 30, 2002, 2001, and 2000

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2002, 2001, and 2000

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        In April 1995, Guaranty Federal Savings & Loan Association reorganized from a federally chartered mutual savings and loan association into a mutual holding company, Guaranty Federal Bancshares, M. H. C. (the "MHC"). Concurrent with the reorganization, Guaranty Federal Savings Bank (the "Bank"), a stock savings bank was chartered. The Bank issued 3,125,000 shares of common stock in connection with the reorganization, the majority of which were owned by the MHC.

        On December 30, 1997, the MHC converted to Guaranty Federal Bancshares, Inc. (the "Company"), a Delaware-chartered stock corporation. In connection with the conversion and reorganization, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company and the shares of the Bank held by the public were exchanged for 1,880,710 shares of the Company. Additional shares of the Company were sold to certain depositors of the Bank and to the trust of the employee stock ownership plan of the Bank as of December 30, 1997.

Nature of Operations

        The Company operates as a unitary savings and loan holding company. The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southwest Missouri. The Bank's subsidiary provides other services, such as insurance, annuities, and securities brokerage. The Bank is subject to competition from other financial institutions. The Company and the Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, Guaranty Financial Services of Springfield, Inc. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

Investments in Debt and Equity Securities

        Available-for-sale securities, which include any security for which the Company or the Bank has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

        Held-to-maturity securities, which include any security for which the Company or the Bank has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

        Interest and dividends on investments in debt and equity securities are included in income when earned.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are sometimes acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price plus the value of retained servicing rights and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

Loan Servicing

        The cost of originated mortgage-servicing rights is amortized over the shorter of the actual or contractual loan life. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated by discounting expected cash flows. For purposes of measuring impairment, the rights are stratified based on the loan type, remaining term to maturity and interest rate. The key assumptions used in the valuation include discount rates, prepayment speeds and servicing costs. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceeds their fair value.

Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Foreclosed Assets Held for Sale

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

        Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line and accelerated methods over the estimated useful lives of the assets.

Fee Income

        Loan origination fees, net of direct origination costs, are recognized as income over the term of the loan using the level-yield method. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.

Income Taxes

        Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Cash Equivalents

        The Company considers all highly liquid interest-bearing deposits in other financial institutions with an initial maturity of three months or less to be cash equivalents.

Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted tangible assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        As of June 30, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

        The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of June 30, 2002, no amounts were available from the Bank's retained earnings, without regulatory approval, for distribution as dividends.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

Earnings Per Share

        The computation for earnings per share for the years ended June 30, 2002, 2001 and 2000 is as follows:

        Options to purchase 15,000, 415,949 and 452,187 shares of common stock were outstanding during the years ended June 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

Impact of Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) recently adopted SFAS 141, "Business Combinations." This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Initial adoption of SFAS 141 had no effect on the Company's financial statements.

        The FASB recently adopted SFAS 142, "Goodwill and Other Intangible Assets". This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 142 in the first quarter of its fiscal year ending June 30, 2003. Adoption of SFAS 142 as of that date will have no initial effect on the Company's financial statements.

        The FASB recently adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 144 in the first quarter of its fiscal year ending June 30, 2003. Initial adoption SFAS 144 will have no effect on the Company's financial statements.

Segment Information

        The principal business of the Company is overseeing the business of the Bank. The Company has no significant assets other than its investment in the Bank. The banking operation is the Company's only reportable segment. The banking segment is principally engaged in the business of originating mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family, construction, commercial and consumer loans. These loans are funded primarily through the attraction of deposits from the general public, borrowings from the Federal Home Loan Bank and brokered deposits. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 2:	INVESTMENTS IN DEBT AND EQUITY SECURITIES

        The amortized cost and approximate fair values of securities classified as available-for-sale securities are as follows:

        Maturities of available-for-sale debt securities as of June 30, 2002:

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

Maturities of held-to-maturity securities as of June 30, 2002:

        The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1,485,620 as of June 30, 2002 and $3,267,570 as of June 30, 2001. The approximate fair value of pledged securities amounted to $1,441,700 as of June 30, 2002 and $3,048,160 as of June 30, 2001.

        Proceeds from sales of available-for-sale securities were $2,945,061, $587,734 and $299,472 for the years ended June 30, 2002, 2001 and 2000, respectively, with resultant gains of $784,557, $198,118 and $38,798, and resultant losses of $3,816 in June 30, 2002. There were no losses as a result of sales for the years ended June 30, 2001 and June 30, 2000.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 3:	LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at June 30, 2002 and 2001, include:

        Impaired loans totaled $1,751,139 as of June 30, 2002, and $4,947,916 as of June 30, 2001, with a related allowance for loan losses of $168,519 and $413,409, respectively. As of June 30, 2002 and 2001, respectively, impaired loans of $663,587 and $1,980,928 had no related allowance for loan losses.

        Interest of $475,190, $586,156, and $182,182 was recognized on average impaired loans of $3,165,567, $5,929,505 and $1,458,934 for 2002, 2001, and 2000, respectively. Interest of $262,402, $339,220, and $127,819 was recognized on impaired loans on a cash basis during 2002, 2001, and 2000, respectively.

Activity in the allowance for loan losses was as follows:

        The weighted average interest rate on loans as of June 30, 2002 and 2001 was 6.62% and 7.76%, respectively.

        The Bank serviced mortgage loans for others amounting to $90,384,363, $51,451,459, and $21,554,961 as of June 30, 2002, 2001, and 2000, respectively. The Bank serviced commercial loans for others amounting to $4,877,246 and $976,594 as of June 30, 2002 and 2001, respectively.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 4:	PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

        Depreciation expense was $1,020,070, $622,855, and $497,086 for the years ended June 30, 2002, 2001, and 2000, respectively

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 5:	DEPOSITS

        The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $15,107,000 and $12,313,000 as of June 30, 2002 and 2001, respectively.

        A summary of certificates of deposit by maturity as of June 30, 2002, is as follows:

        A summary of interest expense on deposits is as follows:

        The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $22,000,000 and $20,558,000 as of June 30, 2002 and June 30, 2001, respectively.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 6:	FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank advances consist of the following:

        As of June 30, 2002, the Bank had advances equal to $11,000,000 with a weighted average rate of 5.40% callable between July 30, 2003 and October 20, 2003 at the FHLB's option with a maturity date between July 30, 2008 and October 20, 2008.

        The FHLB requires the Bank to maintain collateral equal to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 7:	INCOME TAXES

        The Company files a consolidated federal income tax return. In computing federal income taxes for taxable years prior to July 1, 1996, the Bank has been allowed an 8% deduction from otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt reserves accumulated after 1987, which are presently included as a component of the net deferred tax liability, must be recaptured over a six-year period beginning in 1999. The amount of the deferred tax liability which must be recaptured is $112,000 and $169,000 as of June 30, 2002 and 2001, respectively.

        As of June 30, 2002, and 2001, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,878,000 as of June 30, 2002 and 2001.

        The provision for income taxes consists of:

        The tax effects of temporary differences related to deferred taxes shown on the June 30, 2002 and 2001, balance sheets are:

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is shown below:

        Missouri law provides that savings banks will be taxed based on an annual privilege tax of 7% of net income. The privilege tax is included in provision for income taxes.

        Deferred tax liabilities decreased $587,664 for 2002, increased $909,880 for 2001 and decreased $617,542 for 2000, as the result of changes in unrealized appreciation on available-for-sale securities, shown in stockholders' equity.

NOTE 8:	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

        The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair value.

Investment Securities

        Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Accrued Interest Receivable

        The carrying amount of accrued interest receivable approximates its fair value.

Mortgage Loans Held for Sale

        Fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

        The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Deposits

        The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

        Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing advances.

Securities Sold under Agreements to Repurchase

        For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Accrued Interest and Dividend Payable

        The carrying amounts of accrued interest payable and dividend payable approximates their fair value.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

NOTE 9:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

NOTE 10:	EMPLOYEE BENEFIT PLANS

Stock Award Plans

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

        At the annual stockholders' meeting on October 18, 1995, the Bank's stockholders approved the Recognition and Retention Plan (the "RRP"). Following approval of the Plan, the Bank contributed $464,643 to a separate trust to purchase the 75,106 shares of the Company's common stock in the RRP. As of June 30, 2002, there are 2,849 shares in this plan that are not vested and 2,131 that are unallocated.

        At a special stockholders' meeting on July 22, 1998, the Company's stockholders approved the Restricted Stock Plan (the "RSP"). Following approval of the Plan, the Company contributed $2,373,065 to a separate trust to purchase the 173,632 shares in the RSP. As of June 30, 2002 there are 56,576 shares in this plan that are not vested and 5,706 that are unallocated.

        During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company's common stock. Following approval of the Plan, the Company contributed $85,945 to a separate trust to purchase the 7,125 shares in the SCP. As of June 30, 2002 there are 4,275 shares in this plan that are not vested.

        During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 10,239 shares of the Company's common stock. The shares for this plan were taken from forfeited shares in the RSP. As of June 30, 2002, none of the shares in this plan are vested.

        The Bank recognized $401,403, $464,032, and $496,320 of expense under these stock award plans in the years ended June 30, 2002, 2001, and 2000 respectively.

Stock Option Plans

        The Company has established four stock option plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. A committee of the Company's Board of Directors administers the plans. The stock options under these plans may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Bank or its subsidiary. The option price must not be less than the market value of the Company stock on the date of grant. All options expire no later than ten years from the date of grant. The options vest at the rate of 20% per year over a five-year period.

        At the annual stockholders' meeting on October 18, 1995, the Bank's stockholders approved the 1994 Stock Option and Incentive Plan for the benefit of certain directors, officers and employees of the Bank and its subsidiary. Under this Plan, the Committee may grant stock options for up to 187,764 shares of the Company's common stock.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        At a special stockholders' meeting on July 22, 1998, the Company's stockholders approved the 1998 Stock Option and Incentive Plan. Under this plan, the Committee may grant stock options for up to 434,081 shares of the Company's common stock.

        Under the stock option component of the 2000 SCP, the Committee granted nonqualified stock options for 17,875 shares of the Company's common stock.

        Under the stock option component of the 2001 SCP, the Committee had granted no nonqualified stock options as of June 30, 2002.

        The table below summarizes transactions under the Company's stock option plans:

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        The fair value of each option granted is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted-average assumptions:

        The following table summarizes information about stock options under the plans outstanding as of June 30, 2002:

        The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value at the dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by $174,142, $200,548, and $184,117 for the years ended June 30, 2002, 2001, and 2000, respectively. Earnings per share basic and diluted would have decreased by $0.05 for the year ended June 30, 2002, $0.05 for the year ended June 30, 2001 and $0.04 for the year ended June 30, 2000. The effects of applying this Statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

Employee Stock Ownership Plan

        The Bank sponsors an internally-leveraged Employee Stock Ownership Plan (ESOP). All employees are eligible to participate after they attain age twenty-one and complete twelve consecutive months of service during which they work at least 1,000 hours. The ESOP borrowed $3,444,540 from the Company and purchased 344,454 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP as approved annually by the Bank's Board of Directors. As the debt is repaid, shares are released from collateral and allocated to employees' accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. When shares are committed for release, the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and may be paid directly to participants or credited to their account; dividends on unallocated ESOP shares are recorded as a reduction of the unearned ESOP shares and accrued interest. Compensation expense is recognized ratably based on the average fair value of shares committed to be released. Compensation expense attributed to the ESOP was $319,275, $268,624, and $248,742 for the years ended June 30, 2002, 2001,and 2000 respectively.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        The following is a summary of ESOP shares as of June 30, 2002:

NOTE 11:	RELATED PARTY TRANSACTIONS

        Certain directors and executive officers of the Company and the Bank were customers of and had transactions with the Bank in the ordinary course of business. As of June 30, 2002 and 2001, loans outstanding to these directors and executive officers amounted to $302,518 and $471,709, respectively.

        In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 12:	COMMITMENTS AND CREDIT RISK

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.

As of June 30, 2002 and 2001, the Bank had outstanding commitments to originate loans of approximately $9,485,000 and $9,679,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period. As of June 30, 2002 and 2001, commitments of $3,910,000 and $8,854,000, respectively, were at fixed rates and $5,575,000 and $825,000, respectively, were at floating market rates.

        Forward commitments to sell mortgage loans are obligations to deliver loans at a specified price on or before a specified date. The Bank acquires such commitments to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. As of June 30, 2002 and 2001 the Bank had approximately $4,793,000 and $3,896,000, respectively, of commitments outstanding.

        Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The Bank had total outstanding letters of credit amounting to $24,000 and $37,000 as of June 30, 2002 and 2001, respectively, with terms ranging from 30 days to 2 years.

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

        Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

        As of June 30, 2002, unused lines of credit to borrowers aggregated approximately $12,472,000 for commercial lines and $11,205,000 for open-end consumer lines. As of June 30, 2001, unused lines of credit to borrowers aggregated approximately $12,836,000 for commercial lines and $8,991,000 for open-end consumer lines.

NOTE 13:	CONDENSED PARENT COMPANY STATEMENTS

        The condensed balance sheets as of June 30, 2002 and 2001, and statements of income and cash flows for the years ended June 30, 2002, 2001 and 2000, for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Notes to Consolidated Financial Statements

Independent Accountants' Report

Board of Directors
Guaranty Federal Bancshares, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of GUARANTY FEDERAL BANCSHARES, INC. as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUARANTY FEDERAL BANCSHARES, INC. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP

July 24, 2002
Springfield, Missouri

Exhibit 23

Consent of Independent Accountants

Board of Directors
Guaranty Federal Bancshares, Inc.
Springfield, Missouri

We consent to the incorporation by reference in Registration Statement Nos. 333-47241, 333-31196, 333-65544 and 333-83822 on Forms S-8 of Guaranty Federal Bancshares, Inc. of our report dated July 24, 2002, relating to the consolidated balance sheets of Guaranty Federal Bancshares, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002, which report appears in the Annual Report on Form 10-K of Guaranty Federal Bancshares, Inc. for the year ended June 30, 2002.

/s/ BKD, LLP

September 25, 2002
Springfield, Missouri

1

Exhibit 99.1

CEO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Guaranty Federal Bancshares, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Don M. Gibson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)         The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Don M. Gibson

Don M Gibson
Chief Executive Officer
September 25, 2002

1

Exhibit 99.2

CFO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Guaranty Federal Bancshares, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Winston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)         The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Bruce Winston

Bruce Winston
Chief Financial Officer
September 25, 2002

1