Form 10-Q
period 2002-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2002-11-14
CIK 1046203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission number 0-23325

                        Guaranty Federal Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        43-1792717
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    1341 West Battlefield
     Springfield, Missouri                                   65807
     ---------------------                                   -----
     (Address of principal                                 (Zip Code)
      executive offices)

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 8, 2002
           -----                                 -------------------------------
Common Stock, Par Value $0.10                           3,035,188 Shares

                        GUARANTY FEDERAL BANCSHARES, INC.
                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                        Page
                          PART I. Financial Information

1. Consolidated Financial Statements (Unaudited):
      Statements of Financial Condition                                      3

      Statements of Income                                                   4

      Statements of  Stockholders' Equity                                    5

      Statements of Cash Flows                                               7

      Notes to Consolidated Financial Statements                             8

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      9

3. Quantitative and Qualitative Disclosures about Market Risk               14

4. Control and Procedures                                                   16

                           PART II. Other Information

1. Legal Proceedings                                                        17

2. Changes in Securities                                                    17

3. Defaults Upon Senior Securities                                          17

4. Submission of Matters to Vote of Common Stockholders                     17

5. Other Information                                                        17

6. Exhibits and Reports on Form 8-K                                         17

Signatures

Certification of the Principal Executive Officer

Certification of the Principal Financial Officer

           PART I
Item 1. Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                SEPTEMBER 30, 2002 (UNAUDITED) AND JUNE 30, 2002

                                   ASSETS                                                           9/30/02              6/30/02
                                                                                                 -------------        -------------
Cash                                                                                             $   3,205,779            3,251,579
Interest-bearing deposits in other financial institutions                                           12,863,111           13,711,923
                                                                                                 -------------        -------------
  Cash and cash equivalents                                                                         16,068,890           16,963,502
Available-for-sale securities                                                                       15,789,744           16,463,460
Held-to-maturity securities                                                                          2,954,398            3,219,091
Stock in Federal Home Loan Bank, at cost                                                             8,600,400            8,600,400
Mortgage loans held for sale                                                                         5,130,714            3,131,138
Loans receivable, net of allowance for loan losses;
  9/30/02 - $2,633,639; 6/30/02 $2,649,872                                                         318,309,989          316,785,118
Accrued interest receivable:
  Loans                                                                                              1,503,546            1,569,260
  Investments                                                                                           70,107               85,251
Prepaid expenses and other assets                                                                    1,682,050            2,082,897
Foreclosed assets held for sale                                                                        109,861              683,329
Premises and equipment                                                                               7,217,818            7,356,098
                                                                                                 -------------        -------------
                                                                                                 $ 377,437,517          376,939,544
                                                                                                 =============        =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                         $ 222,689,772          223,652,319
Federal Home Loan Bank advances                                                                    111,912,947          111,083,163
Securities sold under agreements to repurchase                                                         847,929            1,093,074
Advances from borrowers for taxes and insurance                                                      1,391,698            1,048,297
Accrued expenses and other liabilities                                                               1,910,733            2,124,805
Accrued interest payable                                                                               905,842              759,099
Dividend payable                                                                                       417,197              347,656
Income taxes payable                                                                                   462,734              163,897
Deferred income taxes                                                                                1,184,173            1,232,357
                                                                                                 -------------        -------------
                                                                                                   341,723,025          341,504,667
                                                                                                 -------------        -------------
STOCKHOLDERS' EQUITY
Common stock:
  $0.10 par value; authorized 10,000,000 shares;
    issued; 9/30/02 - 6,368,687 shares, 6/30/02 - 6,365,404 shares                                     636,869              636,540
Additional paid-in capital                                                                          49,984,387           49,842,032
Unearned ESOP shares                                                                                (2,343,570)          (2,406,070)
Retained earnings, substantially restricted                                                         27,851,784           27,372,935
Accumulated other comprehensive income
  Unrealized appreciation on available-for-sale securities,
  net of income taxes; 9/30/02 - $1,520,844, 6/30/02 - $1,731,122                                    2,588,704            2,947,587
                                                                                                 -------------        -------------
                                                                                                    78,718,174           78,393,024
Treasury stock, at cost; 9/30/02 - 3,336,304 shares, 6/30/02 - 3,333,089 shares                    (43,003,682)         (42,958,147)
                                                                                                 -------------        -------------
                                                                                                    35,714,492           35,434,877
                                                                                                 -------------        -------------
                                                                                                 $ 377,437,517          376,939,544
                                                                                                 =============        =============

See Notes to Condensed Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                            9/30/02               9/30/01
                                                                          -----------           -----------
INTEREST INCOME
Loans                                                                     $ 5,488,439             6,360,382
Investment securities                                                         125,994               193,725
Other                                                                         132,023               187,369
                                                                          -----------           -----------
     Total Interest Income                                                  5,746,456             6,741,476
                                                                          -----------           -----------
INTEREST EXPENSE
Deposits                                                                    1,616,380             1,807,373
Federal Home Loan Bank advances                                             1,500,718             2,133,283
Other                                                                           3,077                12,188
                                                                          -----------           -----------
     Total Interest Expense                                                 3,120,175             3,952,844
                                                                          -----------           -----------
Net Interest Income                                                         2,626,281             2,788,632
Provision for Loan Losses                                                     100,000                75,000
                                                                          -----------           -----------
Net Interest Income after
     Provision for Loan Losses                                              2,526,281             2,713,632
                                                                          -----------           -----------
NONINTEREST INCOME
Service charges                                                               440,580               353,025
Late charges and other fees                                                   156,851                29,018
Gain on loans and investment securities                                       224,577               342,498
Loss on foreclosed assets                                                      (4,793)                   --
Other income                                                                   46,237                65,195
                                                                          -----------           -----------
     Total Noninterest Income                                                 863,452               789,736
                                                                          -----------           -----------
NONINTEREST EXPENSE
Salaries and employee benefits                                              1,121,186             1,081,705
Occupancy                                                                     336,803               318,133
SAIF deposit insurance premiums                                                 9,859                 6,956
Data processing fees                                                          141,140               134,622
Advertising                                                                    49,113                78,412
Other expense                                                                 368,128               386,463
                                                                          -----------           -----------
     Total Noninterest Expense                                              2,026,229             2,006,291
                                                                          -----------           -----------
Income Before Income Taxes                                                  1,363,504             1,497,077
Provision for Income Taxes                                                    467,458               527,997
                                                                          -----------           -----------
NET INCOME                                                                    896,046               969,080
OTHER COMPREHENSIVE LOSS
Unrealized depreciation on
     available-for-sale securities, net of income taxes of ($210,278)
     and ($264,339) for 2002 and 2001, respectively                          (358,883)             (450,091)
                                                                          -----------           -----------
COMPREHENSIVE INCOME                                                      $   537,163               518,989
                                                                          ===========           ===========
BASIC EARNINGS PER SHARE                                                  $      0.32                  0.25
                                                                          ===========           ===========
DILUTED EARNINGS PER SHARE                                                $      0.32                  0.25
                                                                          ===========           ===========

See Notes to Condensed Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                               Additional
                                                Common           Paid-In         Unearned          Retained
                                                 Stock           Capital        ESOP Shares        Earnings
                                              -----------      -----------      -----------       -----------
Balance, July 1, 2002                         $   636,540       49,842,032       (2,406,070)       27,372,935
Net income                                             --               --               --           896,046
Dividends on common stock,
($0.15 per share on 3,781,315 shares)                  --               --               --          (417,197)
Stock award plans                                      --           97,549               --                --
Stock options exercised                               329           19,506               --                --
Release of ESOP shares                                 --           25,300           62,500                --
Treasury stock purchased                               --               --               --                --
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of ($210,278)                           --               --               --                --
                                              -----------      -----------      -----------       -----------
Balance, September 30, 2002                   $   636,869       49,984,387       (2,343,570)       27,851,784
                                              ===========      ===========      ===========       ===========

                                                Accumulated Other
                                              Comprehensive Income
                                              --------------------
                                                    Unrealized
                                                  Appreciation on
                                                Available-for-Sale     Treasury
                                                  Securities, Net        Stock             Total
                                              --------------------    -----------       -----------
Balance, July 1, 2002                                 2,947,587       (42,958,147)       35,434,877
Net income                                                   --                --           896,046
Dividends on common stock,
($0.15 per share on 3,781,315 shares)                        --                --          (417,197)
Stock award plans                                            --                --            97,549
Stock options exercised                                      --                --            19,835
Release of ESOP shares                                       --                --            87,800
Treasury stock purchased                                     --           (45,535)          (45,535)
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of ($210,278)                           (358,883)               --          (358,883)
                                                    -----------       -----------       -----------
Balance, September 30, 2002                           2,588,704       (43,003,682)       35,714,492
                                                    ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                             Additional
                                              Common           Paid-In         Unearned          Retained
                                               Stock           Capital        ESOP Shares        Earnings
                                            -----------      -----------      -----------       -----------
Balance, July 1, 2001                       $   626,840       48,451,515       (2,640,800)       25,951,537
Net income                                           --               --               --           969,080
Dividends on common stock,
($0.25 per share on 3,800,279 shares)                --               --               --          (950,070)
Stock award plans                                    --          101,911               --                --
Stock options exercised                           2,564          169,962               --                --
Release of ESOP shares                               --           17,157           57,410                --
Treasury stock purchased                             --               --               --                --
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of ($264,339)                         --               --               --                --
                                            -----------      -----------      -----------       -----------
Balance, September 30, 2001                 $   629,404       48,740,545       (2,583,390)       25,970,547
                                            ===========      ===========      ===========       ===========

                                                Accumulated Other
                                              Comprehensive Income
                                              --------------------
                                                    Unrealized
                                                  Appreciation on
                                                Available-for-Sale     Treasury
                                                  Securities, Net        Stock             Total
                                              --------------------    -----------       -----------
Balance, July 1, 2001                               3,948,203         (26,131,504)       50,205,791
Net income                                                 --                  --           969,080
Dividends on common stock,
($0.25 per share on 3,800,279 shares)                      --                  --          (950,070)
Stock award plans                                          --                  --           101,911
Stock options exercised                                    --                  --           172,526
Release of ESOP shares                                     --                  --            74,567
Treasury stock purchased                                   --            (204,875)         (204,875)
Change in unrealized appreciation on
  available-for-sale securitites, net of
  income taxes of ($264,339)                         (450,091)                 --          (450,091)
                                                  -----------         -----------       -----------
Balance, September 30, 2001                         3,498,112         (26,336,379)       49,918,839
                                                  ===========         ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                        GUARANTY FEDERAL BANCSHARES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                                                 9/30/02                  9/30/01
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $    896,046                 969,080
Items not requiring (providing) cash:
Deferred income taxes                                                                               162,094                  62,214
Depreciation                                                                                        200,693                 222,877
Provision for loan losses                                                                           100,000                  75,000
Gain on loans and investment securities                                                            (224,577)               (342,498)
Loss on sale of foreclosed assets                                                                     2,973                      --
Amortization of deferred income, premiums and discounts                                               1,047                 (27,823)
RRP/RSP expense                                                                                      89,998                 123,560
Origination of loans held for sale                                                              (15,680,114)            (13,539,408)
Proceeds from sale of loans held for sale                                                        13,905,115              12,054,893
Release of ESOP shares                                                                               87,800                  74,567
Changes in:
Accrued interest receivable                                                                          80,858                 165,847
Prepaid expenses and other assets                                                                   400,847                (329,436)
Accounts payable and accrued expenses                                                               (67,329)                741,067
Income taxes payable                                                                                305,766                 464,889
                                                                                               ------------            ------------
           Net cash provided by operating activities                                                261,217                 714,829
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                                            (1,804,261)             (4,928,695)
Principal payments on available-for-sale securities                                                 101,307                 495,196
Principal payments on held-to-maturity securities                                                   271,392                 423,340
Proceeds from maturities of available-for-sale securities                                         3,000,000               2,000,000
Purchase of premises and equipment                                                                  (62,413)                (48,345)
Purchase of available-for-sale securities                                                        (2,978,928)             (4,915,229)
Proceeds from sale of available-for-sale securities                                                      --                 402,342
Proceeds from sale of foreclosed assets                                                             724,315                   4,200
                                                                                               ------------            ------------
          Net cash used in investing activities                                                    (748,588)             (6,567,191)
                                                                                               ------------            ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                                              19,835                 172,526
Cash dividends paid                                                                                (347,656)                     --
Cash dividends received on RRP stock                                                                    622                      --
Net increase in demand deposits,
NOW accounts and savings accounts                                                                 4,563,088               4,942,036
Net increase (decrease) in certificates of deposit and securities sold
     under agreements to repurchase                                                              (5,770,780)              5,666,655
Proceeds from FHLB advances                                                                       5,000,000              24,500,000
Repayments of FHLB advances                                                                      (4,170,216)            (30,755,629)
Advances from borrowers for taxes and insurance                                                     343,401                 393,359
Treasury stock purchased                                                                            (45,535)               (204,875)
                                                                                               ------------            ------------
     Net cash provided by (used in) financing activities                                           (407,241)              4,714,072
                                                                                               ------------            ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (894,612)             (1,138,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   16,963,502              10,313,558
                                                                                               ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 16,068,890               9,175,268
                                                                                               ============            ============

See Notes to Condensed Consolidated Financial Statements

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

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of June 30, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), its wholly owned subsidiary, Guaranty Federal Savings Bank (the "Bank") and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      On October 18, 1995, the Bank's stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company's stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. As of September 30, 2002, all of the RRP,RSP, 2000 SCP and 2001 SCP shares have been purchased and all except 7,837 shares have been awarded. The Company is amortizing the RRP, RSP and SCP expense over each participant's vesting period. The Company recognized $89,998 and $123,560 of expense under these stock award plans for the three month periods ended September 30, 2002 and 2001, respectively. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank, as of September 30, 2002 all options except those on 63,703 shares have been granted. The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of September 30, 2002, there were 422,497 unexercised options that have been granted at prices ranging from $5.83 to $13.89 per share and 46,949 RRP, RSP, 2000 SCP and 2001 SCP shares were unvested.

Note 4: Earnings Per Share

                                                              For three months ended September 30, 2002
                                                    -----------------------------------------------------------
                                                                               Average
                                                    Income Available            Shares
                                                     to Stockholders          Outstanding             Per-share
                                                    ----------------          -----------             ---------
Basic Earnings per Share                                $ 896,046              2,793,044              $    0.32
                                                        =========                                     =========
Effect of Dilutive Securities: Stock Options                                      48,309
                                                                               ---------
Diluted Earnings per Share                              $ 896,046              2,841,353              $    0.32
                                                        =========              =========              =========

                                                              For three months ended September 30, 2001
                                                    -----------------------------------------------------------
                                                                               Average
                                                    Income Available            Shares
                                                     to Stockholders          Outstanding             Per-share
                                                    ----------------          -----------             ---------
Basic Earnings per Share                                $ 969,080              3,807,070              $    0.25
                                                        =========                                     =========
Effect of Dilutive Securities: Stock Options                                      46,201
                                                                               ---------
Diluted Earnings per Share                              $ 969,080              3,853,271              $    0.25
                                                        =========              =========              =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank's results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 2002, and the results of operations for the three months ended September 30, 2002 and 2001.

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

Financial Condition

      The Company's total assets increased $497,973 from $376,939,544 as of June 30, 2002, to $377,437,517 as of September 30, 2002.

      Interest-bearing   deposits  in  other  financial  institutions  decreased
$848,812  (6%)  from  $13,711,923  as of June 30,  2002,  to  $12,863,111  as of
September 30, 2002, as the funds were used to fund new loans.

      Securities available-for-sale decreased $673,716 (4%) from $16,463,460 as of June 30, 2002, to $15,789,744 as of September 30, 2002. The Bank continues to hold 82,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $80,294 in the available-for-sale category. As of September 30, 2002, the gross unrealized gain on the stock was $4,496,126, a decrease from $5,044,706 as of June 30, 2002.

      Securities held-to-maturity decreased due to principal repayments, by $264,693 (8%) from $3,219,091 as of June 30, 2002, to $2,954,398 as of September
30, 2002.

      Net loans receivable increased by $1,524,871 from $316,785,118 as of June 30, 2002, to $318,309,989 as of September 30, 2002. During this period the Bank continued its increased emphasis on commercial lending. As a result, commercial loans have increased by $2,913,688 during this period. In addition the Bank is selling conforming loans on single family residences, while retaining the servicing rights. As a result permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $1,791,178 while loans held for sale increased by $1,999,576. The Bank continued to be active in construction lending. As a result construction loans increased by $5,401,529 during the period. Loan growth is anticipated to continue and represents a major part of the Bank's planned asset growth.

      Allowance for loan losses decreased $16,233 from $2,649,872 as of June 30, 2002 to $2,633,639 as of September 30, 2002. The allowance decreased due to net loan charge-offs exceeding the provision for loan losses for the period. The allowance for loan losses as of September 30, 2002 and June 30, 2002 was 0.81% and 0.83%, respectively, of net loans outstanding. As of September 30, 2002, the allowance for loan losses was 858% of impaired loans versus 151% as of June 30, 2002.

      Premises and equipment decreased $138,280 (2%) from $7,356,098, as of June 30, 2002 to $7,217,818 as of September 30, 2002, primarily due to the depreciation recognized on these assets.

      Deposits decreased $962,547 from $223,652,319 as of June 30, 2002, to $222,689,772 as of September 30, 2002. For the three months ended September 30, 2002, checking and savings accounts increased by $4,563,088 (5%) while certificates of deposits decreased by $5,525,635 (4%).

      Federal  Home  Loan  Bank   advances   increased  by  $829,784  (1%)  from
$111,083,163 as of June 30, 2002, to $111,912,947 as of September 30, 2002.

      Advances from borrowers for taxes and insurance increased $343,301 (33%) from $1,048,297 of June 30, 2002, to $1,391,698 as of September 30, 2002.

      Stockholders' equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $279,615 (1%) from $35,434,877 as of June 30, 2002, to $35,714,492 as of September 30, 2002. This increase was due to several factors. During this period the Company net income was $896,046 which was partially offset by dividends in the amount of $417,197 ($0.15 per share) which were declared prior to September 30, 2002 and paid on October 18, 2002, to stockholders' of record as of October 4, 2002. There was a decrease in the unrealized appreciation on available-for-sale securities of $358,883. In addition, the Company repurchased 3,215 shares of treasury stock at a cost of $45,535 (an average cost of $14.16 per share). As of September 30, 2002, 28,494 shares remain to be repurchased under the repurchase plan announced January 5, 2001. On a per share basis, stockholders' equity increased from $12.69 as of June 30, 2002 to $12.76 as of September 30, 2002.

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

                                                        Three Months ended 9/30/2002         Three Months ended 9/30/2001
                                                        ----------------------------         ----------------------------
                                                   Average                     Yield /     Average                     Yield /
                                                   Balance       Interest       Cost       Balance       Interest       Cost
                                                   --------      --------      ------      --------      --------      ------
ASSETS
Interest-earning:
Loans                                              $322,643         5,488       6.80%      $324,298         6,360       7.84%
Investment securities                                12,404           126       4.06%        15,535           194       5.00%
Other assets                                         25,460           132       2.07%        23,357           187       3.20%
                                                   --------      --------       ----       --------      --------       ----
Total interest-earning                              360,507         5,746       6.38%       363,190         6,741       7.42%
                                                                 --------       ----                     --------       ----
Noninterest-earning                                  14,224                                  13,084
                                                   --------                                --------
                                                   $374,731                                $376,274
                                                   ========                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts                                   $ 17,685            74       1.67%      $  7,428            38       2.05%
Transaction accounts                                 65,621           244       1.49%        46,438           268       2.31%
Certificates of deposit                             128,318         1,298       4.05%       113,852         1,502       5.28%
FHLB Advances                                       109,350         1,501       5.49%       143,146         2,133       5.96%
Other borrowed funds                                  1,014             3       1.18%         1,868            12       2.57%
                                                   --------      --------       ----       --------      --------       ----
Total interest-bearing                              321,988         3,120       3.88%       312,732         3,953       5.06%
                                                                 --------       ----                     --------       ----
Noninterest-bearing                                  16,455                                  12,617
                                                   --------                                --------
Total liabilities                                   338,443                                 325,349
Stockholders' equity                                 36,288                                  50,925
                                                   --------                                --------
                                                   $374,731                                $376,274
                                                   ========                                ========
Net earning balance                                $ 38,519                                $ 50,458
                                                   ========                                ========
Earning yield less costing rate                                                 2.50%                                   2.36%
                                                                                ====                                    ====
Net interest income, and net yield spread
on interest earning assets                                       $  2,626       2.91%                    $  2,788       3.07%
                                                                 ========       ====                     ========       ====
Ratio of interest-earning assets to
     interest-bearing liabilities                                     112%                                    116%
                                                                 ========                                ========

Results of Operations - Comparison of Three Month Periods Ended September 30, 2002 and 2001

      Income for the three months ended September 30, 2002 was $896,046 ($0.32 per share) as compared to $969,080, ($0.25 per share) for the three months ended September 30, 2001, which represents a decrease in earnings of $73,034 for the three month period ended September 30, 2002, compared to the same period in 2001.

Interest Income

      Total interest income for the three months ended September 30, 2002, decreased $995,020 (15%) as compared to the three months ended September 30, 2001. For the three month period ended September 30, 2002 compared to the same period in 2001, the average yield on interest earning assets decreased 104 basis points to 6.38%, while the average balance of interest earnings assets decreased $2,683,000.

Interest Expense

      Total interest expense for the three months ended September 30, 2002, decreased $832,669 (21%) when compared to the three months ended September 30, 2001. For the three month period ended September 30, 2002, the average cost of interest bearing liabilities decreased 118 basis points to 3.88% while the average balance increased $9,256,000 when compared to the same period in 2001.

Net Interest Income

      Net interest income for the three months ended September 30, 2002, decreased $162,351 (6%) when compared to the same period in 2001. The average balance of interest bearing liabilities increased $11,939,000 more than the average balance in interest earning assets. For the three month period ended September 30, 2002, the earning yield minus the costing rate spread increased 14 basis points to 2.50% compared to the same period in 2001.

Provision for Loan Losses

      Based primarily on the continued growth of the loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $100,000 for the three months ended September 30, 2002, and of $75,000 for the same period in 2001. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

      Noninterest income increased $73,716 (9%) for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. These increases were primarily due to checking service charges of $87,555 (25%) and late charges and prepayment penalties on loans of $127,833 (441%). These increases were partially offset by a decrease of $117,921 (34%) on sales of loans and investments. During the three month period ended September 30, 2002 there was a profit on sale of loans of $224,577. During this same period there were no sales of investments. During the three month period ended September 30, 2001 there was a profit on sale of loans of $180,785 and a profit on sale of investments of $161,713. The profit on sale of investments was due the sale of various equity securities including 2,000 shares of FHLMC stock.

Noninterest Expense

      Noninterest expense increased $19,938 (1%) for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. This small increase can be attributed to the Company's aggressive approach to controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes

      The provision for income taxes decreased $60,539 (11%) for the three months ended September 30, 2002, as compared to the same period in 2001. This decrease was due to the decrease in before tax income for the three months ended September 30, 2002, compared to the same period in 2001.

Nonperforming Assets

      The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.
Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions and the Bank's historical loss ratios. The Bank's allowance for loan losses as of September 30,

2002, was $2,633,639 or 0.81% of loans receivable. Total assets classified as substandard or loss as of September 30, 2002, were $296,304 or 0.1% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank's allowance for loan losses.

      The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

                                                                          9/30/02           6/30/02           6/30/01
                                                                          ------            ------            ------
Nonperforming loans                                                       $  407             1,751             4,948
Real estate acquired in settlement of loans                                  110               683                 4
                                                                          ------            ------            ------
Total nonperforming assets                                                $  517             2,434             4,952
                                                                          ======            ======            ======

Total nonperforming assets as a percentage of total assets                  0.14%             0.65%             1.32%
Allowance for loan losses                                                 $2,634             2,650             2,697
Allowance for loan losses as a percentage of average net loans              0.82%             0.82%             0.87%


Impact of Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 in the quarter ending September 30, 2002. Adoption of SFAS 142 as of that date had no effect on the Company's financial statements.

      The FASB recently adopted SFAS 147, "Acquisitions of Certain Financial Institutions." This statement removes acquisitions of financial institutions from the scope of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" if those acquisitions meet the definition of a business combination. Financial institutions meeting certain conditions in SFAS 147 will be required to cease amortizing certain intangible assets acquired in transactions previously accounted for under SFAS 72 and restate previously issued interim financial information. The provisions of the Statement are effective on October 1, 2002. Management believes initial adoption of SFAS 147 will have no material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

      The goal of the Bank's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Bank's net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, the Bank offers deposit rates and loan rates designed to maximize net interest income. Management also attempts to fund the Bank's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank's net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

      As a part of its asset and liability management strategy the Bank implemented an adjustable rate mortgage loan ("ARM") program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer's needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

      The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2002, such loans made up 17.3% of the net loans receivable. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

      The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 2002, the Bank's savings
accounts,   checking  accounts,   and  money  market  deposit  accounts  totaled
$92,070,160 or 41% of its total deposits. As of September 30, 2002, these accounts totaled $96,633,248 or 43% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

Interest Rate Sensitivity Analysis

      The following table sets forth as of June 30, 2002 (the most recent available), the OTS estimate of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

                     Estimated Net Portfolio Value             NPV as % of PV of Assets
BP Change     --------------------------------------------     ------------------------
in Rates      $ Amount        $ Change            % Change     NPV Ratio        Change
---------     --------        --------            --------     ---------        ------
  +300         $39,398         $  (111)               0%         10.58%          0.33%
  +200          40,059             550                1%         10.62%          0.37%
  +100          40,098             589                1%         10.51%          0.26%
    NC          39,509              --               --          10.25%            --
  -100          37,785          (1,724)              -4%          9.74%         -0.51%

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

      Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, which represent the Bank's primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future.
Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

      The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2002, the Bank had approximately $4,620,000 in commitments to originate mortgage loans and $21,924,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank's liquidity needs.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Company's internal controls or
in  other  factors  that  could  significantly   affect  the  internal  controls
subsequent to the date the Company completed its evaluation.

                                     PART II

Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to Vote of Common Stockholders

      The annual meeting of stockholders of the registrant was held on October 23, 2002. At the meeting the stockholders elected Wayne V. Barnes, Gregory V. Ostergren and James L. Sivils, III to three-year terms and Don M. Gibson and Tim Rosenbury to two-year terms as directors of the Company, while Gary Lipscomb, Jack L. Barham and Kurt Hellweg continue to serve as directors. Also at that meeting, BKD, LLP was ratified as Independent Certified Public Accountants. These same entities serve in identical capacities for the subsidiary bank of the registrant.

The results of voting are shown for each matter considered.

Director election:

Nominee                             Votes For                Votes Withheld
-------                             ---------                --------------

Wayne V. Barnes                     2,494,470                    51,770

Gregory V. Ostergren                2,596,964                    49,285

James L. Sivils, III                2,495,971                    50,269

Don M. Gibson                       2,494,593                    51,647

Tim Rosenbury                       2,496,875                    49,365

Auditor ratification:

Votes for                           2,525,371

Votes against                           8,076

Abstentions                            12,793

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K

        a) List of Exhibits

            99.1  CEO   certification   pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act of 2002

            99.2  CFO   certification   pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Guaranty Federal Bancshares, Inc.

      Signature and Title                                      Date

      /s/ Don M. Gibson                                        November 12, 2002
      -------------------------------------------------        -----------------
      Don M. Gibson
      President and Chief Executive Officer
      (Principal Executive Officer)

      /s/ Bruce Winston                                        November 12, 2002
      -------------------------------------------------        -----------------
      Bruce Winston
      Senior Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

      I, Don M. Gibson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guaranty Federal Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                           /s/ Don M. Gibson
                                           -----------------
                                           Don M. Gibson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

      I, Bruce Winston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Guaranty Federal Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                                   /s/ Bruce Winston
                                                   -----------------
                                                   Bruce Winston
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)