Form 10-Q
period 2002-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2003-02-10
CIK 1046203

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

Yes   X    No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act)

Yes        No   X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class                                                               Outstanding at February 10, 2003

Common Stock, Par Value $0.10

 3,028,601 Shares

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-Q

TABLE OF CONTENTS

Item

Page

PART I. Financial Information

1.  Consolidated Financial Statements (Unaudited):

Statements of Financial Condition

3

Statements of Income

4

Statements of  Stockholders’ Equity

5

Statements of Cash Flows

7

Notes to Condensed Consolidated Financial Statements

8

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

3. Quantitative and Qualitative Disclosures about Market Risk

14

4.  Control and Procedures

17

PART II. Other Information

1.  Legal Proceedings

17

2.  Changes in Securities

17

3.  Defaults Upon Senior Securities

17

4.  Submission of Matters to Vote of Common Stockholders

17

5.  Other Information

17

6.  Exhibits and Reports on Form 8-K

17

Signatures

Certification of the Principal Executive Officer

Certification of the Principal Financial Officer

PART I

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 (UNAUDITED) AND JUNE 30, 2002

ASSETS	12/31/02	6/30/02
Cash	$ 3,030,116	3,251,579
Interest-bearing deposits in other financial institutions	10,180,720	13,711,923
Cash and cash equivalents	13,210,836	16,963,502
Available-for-sale securities	14,763,145	16,463,460
Held-to-maturity securities	2,819,833	3,219,091
Stock in Federal Home Loan Bank, at cost	8,600,400	8,600,400
Mortgage loans held for sale	5,266,077	3,131,138
Loans receivable, net of allowance for loan losses;
12/31/02 - $2,639,552; 6/30/02 $2,649,872	319,633,449	316,785,118
Accrued interest receivable:
Loans	1,394,286	1,569,260
Investments	40,492	85,251
Prepaid expenses and other assets	1,875,102	1,693,760
Foreclosed assets held for sale	8,450	683,329
Premises and equipment	7,089,729	7,356,098
	$ 374,701,799	376,550,407
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$ 230,258,874	225,283,994
Federal Home Loan Bank advances	104,368,292	111,083,163
Securities sold under agreements to repurchase	702,501	1,093,074
Advances from borrowers for taxes and insurance	324,282	1,048,297
Accrued expenses and other liabilities	52,749	103,993
Accrued interest payable	742,372	759,099
Dividend payable	420,430	347,656
Income taxes payable	362,075	163,897
Deferred income taxes	1,202,589	1,232,357
	338,434,164	341,115,530
STOCKHOLDERS' EQUITY
Common stock:
$0.10 par value; authorized 10,000,000 shares;
issued; 12/31/02 - 6,380,034 shares, 6/30/02 - 6,365,404 shares	638,003	636,540
Additional paid-in capital	50,195,997	49,842,032
Unearned ESOP shares	(2,281,070)	(2,406,070)
Retained earnings, substantially restricted	28,299,337	27,372,935
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; 12/31/02 - $1,532,437, 6/30/02 - $1,731,122	2,609,285	2,947,587
	79,461,552	78,393,024
Treasury stock, at cost; 12/31/02 - 3,349,071 shares, 6/30/02 - 3,333,089 shares	(43,193,917)	(42,958,147)
	36,267,635	35,434,877
	$ 374,701,799	376,550,407

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

	Three months ended		Six months ended
	12/31/02	12/31/01	12/31/02	12/31/01
INTEREST INCOME
Loans	$ 5,338,380	6,159,625	10,826,819	12,520,007
Investment securities	105,076	190,223	231,070	383,948
Other	100,284	146,759	232,307	334,128
Total Interest Income	5,543,740	6,496,607	11,290,196	13,238,083
INTEREST EXPENSE
Deposits	1,504,795	1,816,039	3,121,175	3,623,412
Federal Home Loan Bank advances	1,458,495	1,854,978	2,959,213	3,988,261
Other	2,111	9,994	5,188	22,182
Total Interest Expense	2,965,401	3,681,011	6,085,576	7,633,855
Net Interest Income	2,578,339	2,815,596	5,204,620	5,604,228
Provision for Loan Losses	105,000	75,000	205,000	150,000
Net Interest Income after
Provision for Loan Losses	2,473,339	2,740,596	4,999,620	5,454,228
NONINTEREST INCOME (LOSS)
Service charges	443,552	389,394	884,132	742,419
Late charges and other fees	(91,613)	29,949	65,238	58,967
Gain on sale of investment securities	-	205,199	-	366,911
Gain on sale of loans	444,643	337,155	669,220	517,941
Income on foreclosed assets	24,658	861	19,865	861
Other income	67,042	55,957	113,279	121,152
Total Noninterest Income	888,282	1,018,515	1,751,734	1,808,251
NONINTEREST EXPENSE
Salaries and employee benefits	1,117,597	1,145,672	2,238,783	2,227,377
Occupancy	337,044	399,321	673,847	717,454
SAIF deposit insurance premiums	9,557	10,409	19,416	17,365
Data processing fees	153,836	110,405	294,976	245,027
Advertising	55,097	107,171	104,210	185,583
Other expense	360,618	606,421	728,746	992,884
Total Noninterest Expense	2,033,749	2,379,399	4,059,978	4,385,690
Income Before Income Taxes	1,327,872	1,379,712	2,691,376	2,876,789
Provision for Income Taxes	459,888	447,024	927,346	975,021
NET INCOME	867,984	932,688	1,764,030	1,901,768
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized appreciation (depreciation) on
available-for-sale securities, net of income taxes
of $12,087, ($71,603), ($198,685) and ($335,942),
respectively	20,581	(121,918)	(338,302)	(572,009)
COMPREHENSIVE INCOME	888,565	810,770	$ 1,425,728	1,329,759
BASIC EARNINGS PER SHARE	$ 0.31	0.25	$ 0.63	0.50
DILUTED EARNINGS PER SHARE	$ 0.30	0.24	$ 0.62	0.49

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)

					Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Unrealized Appreciation on Available-for-Sale Securities, Net	Treasury Stock	Total

Balance, July 1, 2002	$ 636,540	49,842,032	(2,406,070)	27,372,935	2,947,587	(42,958,147)	35,434,877
Net income	-	-	-	1,764,030	-	-	1,764,030
Dividends on common stock,
($0.15 per share on 2,781,315 shares &
$0.15 per share on 2,802,866 shares)	-	-	-	(837,628)	-	-	(837,628)
Stock award plans	-	186,630	-	-	-	-	186,630
Stock options exercised	1,463	112,091	-	-	-	-	113,554
Release of ESOP shares	-	55,244	125,000	-	-	-	180,244
Treasury stock purchased	-	-	-	-	-	(235,770)	(235,770)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($198,685)	-	-	-	-	(338,302)	-	(338,302)
Balance, December 31, 2002	$ 638,003	50,195,997	(2,281,070)	28,299,337	2,609,285	(43,193,917)	36,267,635

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)

					Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Unrealized Appreciation on Available-for-Sale Securities, Net	Treasury Stock	Total

Balance, July 1, 2001	$ 626,840	48,451,515	(2,640,800)	25,951,537	3,948,203	(26,131,504)	50,205,791
Net income	-	-	-	1,901,768	-	-	1,901,768
Dividends on common stock,
($0.25 per share on 3,800,279 shares)	-	-	-	(950,070)	-	-	(950,070)
Stock award plans	-	198,111	-	-	-	-	198,111
Stock options exercised	3,116	224,270	-	-	-	-	227,386
Dividends on RRP stock	-	1,647	-	-	-	-	1,647
Release of ESOP shares	-	39,157	114,820	-	-	-	153,977
Treasury stock purchased	-	-	-	-	-	(784,561)	(784,561)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($335,942)	-	-	-	-	(572,009)	-	(572,009)
Balance, December 31, 2001	$ 629,956	48,914,700	(2,525,980)	26,903,235	3,376,194	(26,916,065)	50,382,040

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
	12/31/02	12/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,764,030	1,901,768
Items not requiring (providing) cash:
Deferred income taxes	168,917	178,647
Depreciation	404,498	435,342
Provision for loan losses	205,000	150,000
Gain on loans and investment securities	(669,220)	(884,852)
Gain on sale of foreclosed assets	(26,218)	(1,140)
Amortization of deferred income, premiums and discounts	(80,575)	(17,280)
RRP/RSP expense	177,810	218,328
Origination of loans held for sale	(34,910,348)	(37,624,182)
Proceeds from sale of loans held for sale	33,444,629	32,996,233
Release of ESOP shares	180,244	153,977
Changes in:
Accrued interest receivable	219,733	395,589
Prepaid expenses and other assets	(181,342)	(627,993)
Accounts payable and accrued expenses	(67,971)	104,434
Income taxes payable	205,676	117,454
Net cash provided by (used in) operating activities	834,863	(2,503,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(3,172,569)	2,133,129
Principal payments on available-for-sale securities	172,835	1,216,091
Principal payments on held-to-maturity securities	406,222	756,495
Purchase of premises and equipment	(138,129)	(182,095)
Purchase of available-for-sale securities	(2,978,928)	(6,415,229)
Proceeds from sale of available-for-sale securities	-	2,109,541
Proceeds from maturities of available-for-sale securities	4,000,000	2,000,000
Proceeds from sale of foreclosed assets	863,367	11,491
Cash acquired in purchase of Commercial Federal Bank branches	-	25,556,972
Net cash provided by (used in) investing activities	(847,202)	27,186,395
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	113,554	227,386
Cash dividends paid	(764,854)	(950,070)
Cash dividends received on RRP stock	1,322	1,647
Net increase in demand deposits,
NOW accounts and savings accounts	8,403,811	10,012,894
Net increase (decrease) in certificates of deposit and securities sold
under agreements to repurchase	(3,819,504)	10,804,119
Proceeds from FHLB advances	12,000,000	46,500,000
Repayments of FHLB advances	(18,714,871)	(73,923,833)
Advances from borrowers for taxes and insurance	(724,015)	(1,014,556)
Treasury stock purchased	(235,770)	(784,561)
Net cash used in financing activities	(3,740,327)	(9,126,974)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,752,666)	15,555,746
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,963,502	10,313,558
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,210,836	25,869,304

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of June 30, 2002, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the June 30, 2002 financial statement to conform to the December 31, 2002 financial statement presentation.  These reclassifications had no effect on net earnings.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”), its wholly owned subsidiary, Guaranty Federal Savings Bank (the “Bank”) and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has established four stock award plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. The plans provide a proprietary interest in the Company in a manner designed to encourage these individuals to remain with the Bank.  A Committee of the Bank’s Board of Directors administers the plans.  The Company accounts for the cost of share purchases under the plans as a reduction of stockholders' equity.  The awards vest at the rate of 20% per year over a five-year period.  Compensation expense is recognized based on the Company’s stock price on the date the shares are awarded to employees.

On October 18, 1995, the Bank’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan (“SOP”).  On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan (“RSP”) and a 1998 Stock Option Plan (“1998 SOP”). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank.  On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component.  On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. As of December 31, 2002, all of the RRP,RSP, 2000 SCP and 2001 SCP shares have been purchased and all except 13,046 shares have been awarded.  The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $177,810 and  $218,328 of expense under these stock award plans for the six month periods ended December 31, 2002 and 2001, respectively.  The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank.  As of December 31, 2002 all options except those on 77,063 shares have been granted.  The RRP, RSP, SOP,1998 SOP and 2000 SCP vest over a five year period. As of December 31, 2002, there were 397,790 unexercised options that have been granted at prices ranging from $5.83 to $13.89 per share and 113,329 options were unvested.

Note 4: Earnings Per Share

	For three months ended December 31, 2002			For six months ended December 31, 2002
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$ 867,984	2,801,361	$ 0.31	$ 1,764,030	2,797,202	$ 0.63
Effect of Dilutive Securities:
Stock Options		60,180			51,446
Diluted Earnings per Share	$ 867,984	2,861,541	$ 0.30	$ 1,764,030	2,848,648	$ 0.62

	For three months ended December 31, 2001			For six months ended December 31, 2001
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$ 932,688	3,804,633	$ 0.25	$ 1,901,768	3,805,851	$ 0.50
Effect of Dilutive Securities:
Stock Options		61,576			48,668
Diluted Earnings per Share	$ 932,688	3,866,209	$ 0.24	$ 1,901,768	3,854,519	$ 0.49

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the financial condition at December 31, 2002, and the results of operations for the three months and six months ended December 31, 2002 and 2001.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; and changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Financial Condition

The Company’s total assets decreased $1,848,608 (1%) from $376,550,407 as of June 30, 2002, to $374,701,799 as of December 31, 2002.

Interest-bearing deposits in other financial institutions decreased $3,531,203 (26%) from $13,711,923 as of June 30, 2002, to $10,180,720 as of December 31, 2002, as funds from these deposits were used to fund new loans.

Securities available-for-sale decreased $1,700,315 (10%) from $16,463,460 as of June 30, 2002, to $14,763,145 as of December 31, 2002.  This decrease primarily resulted from principal repayments and maturities of such securities exceeding additional purchases of such securities by $1,193,907.  The Bank continues to hold 82,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $80,294 in the available-for-sale category.  As of December 31, 2002, the gross unrealized gain on the FHLMC stock was $4,761,806, a decrease from $5,044,706 as of June 30, 2002.

Securities held-to-maturity decreased by $399,258 (12%) from $3,219,091 as of June 30, 2002, to $2,819,833 as of December 31, 2002 primarily due to principal repayments.

Net loans receivable increased by $2,848,331 from $316,785,118 as of June 30, 2002, to $319,633,449 as of December 31, 2002.  During this period the Bank continued its increased emphasis on commercial lending.  As a result, commercial loans increased by $7,540,209 during this period.  In addition, the Bank is selling conforming loans on single family residences, while retaining the servicing rights.  As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $6,320,693 while loans held for sale increased by $2,134,939. The Bank continued to be active in construction lending resulting in construction loans increasing by $9,101,097 during the period.  See discussion under “Quantitative and Qualitative Disclosures about Market Risk – Asset Liability Management.”  Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses decreased $10,320 from $2,649,872 as of June 30, 2002 to $2,639,552 as of December 31, 2002.  The allowance for loan losses decreased due to net loan charge-offs exceeding the provision for loan losses for the period.  The allowance for loan losses as of December 31, 2002 and June 30, 2002 was 0.83% and 0.83%, respectively, of net loans outstanding.  As of December 31, 2002, the allowance for loan losses was 667% of impaired loans versus 151% as of June 30, 2002.

Premises and equipment decreased $266,369  (4%) from $7,356,098, as of June 30, 2002 to $7,089,729 as of December 31, 2002, primarily due to the depreciation recognized on these assets.

Deposits increased $4,974,880 (2%) from $225,283,994 as of June 30, 2002, to $230,258,874 as of December 31, 2002.  For the six months ended December 31, 2002, checking and savings accounts increased by $8,403,811 (9%) while certificates of deposits decreased by $3,428,931 (3%).  See discussion under “Quantitative and Qualitative Disclosures about Market Risk – Asset Liability Management.”

Federal Home Loan Bank advances decreased by $6,714,871 (6%) from $111,083,163 as of June 30, 2002, to $104,368,292 as of December 31, 2002 due to repayments of principal.

Advances from borrowers for taxes and insurance decreased $724,015 (69%) from $1,048,297 of June 30, 2002, to $324,282 as of December 31, 2002. This decrease was primarily due to the payment of 2002 real estate taxes from borrower’s escrow accounts during the quarter ended December 31, 2002.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $832,758 (2%) from $35,434,877 as of June 30, 2002, to $36,267,635 as of December 31, 2002.  This increase was due to several factors.  During this period, net income was $1,764,030 which was partially offset by a first quarter dividend of $417,198 ($0.15 per share) which was declared prior to September 30, 2002 and paid on October 18, 2002, to stockholders’ of record as of October 4, 2002, and a second quarter dividend of $420,430 ($0.15 per share) which was declared prior to December 31, 2002 and paid on January 24, 2003, to stockholders’ of record as of January 10, 2003.  There was a decrease in the unrealized appreciation on available-for-sale securities of  $338,302.  In addition, the Company repurchased 15,982 shares of treasury stock at a cost of $235,770 (an average cost of $14.75 per share).  As of December 31, 2002, 15,727 shares remain to be repurchased under the repurchase plan announced January 5, 2001.  On a per share basis, stockholders’ equity increased from $12.69 as of June 30, 2002 to $12.94 as of December 31, 2002.

Average Balances, Interest and Average Yields

The Company’s profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits and borrowings.  Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities.  Non-interest income, non-interest expense, and income taxes also impact net income.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances were derived from average daily balances.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The yields and costs include fees which are considered adjustments to yields.  All dollar amounts are in thousands.

	Six Months ended 12/31/2002			Six Months ended 12/31/2001
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$ 323,292	10,827	6.70%	$ 327,488	12,520	7.65%
Investment securities	11,988	231	3.85%	16,215	384	4.74%
Other assets	24,800	232	1.87%	26,813	334	2.49%
Total interest-earning	360,080	11,290	6.27%	370,516	13,238	7.15%
Noninterest-earning	13,990			13,148
	$ 374,070			$ 383,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$ 17,507	132	1.51%	$ 9,453	83	1.76%
Transaction accounts	67,002	460	1.37%	48,963	486	1.99%
Certificates of Deposit	127,218	2,530	3.98%	119,812	3,054	5.10%
FHLB Advances	107,612	2,959	5.50%	139,613	3,988	5.71%
Repurchase agreements	971	5	1.03%	2,108	22	2.09%

Total interest-bearing	320,310	6,086	3.80%	319,949	7,633	4.77%
Noninterest-bearing	17,390			12,795
Total liabilities	337,700			332,744
Stockholders’ equity	36,370			50,920
	$ 374,070			$ 383,664
Net earning balance	$ 39,770			$ 50,567
Earning yield less costing rate			2.47%			2.38%
Net interest income, and net yield spread
on interest earning assets		$ 5,204	2.89%		$ 5,605	3.03%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			116%

Results of Operations - Comparison of Three Month and Six Month Periods Ended December 31,

2002 and 2001

Net income for the three months and six months ended December 31, 2002 was $867,984 and $1,764,030, respectively, as compared to $932,688 and $1,901,768, respectively, for the three months and six months ended December 31, 2001, which represents a decrease in earnings of $64,704 (7%) for the three month period, and a decrease in earnings of $137,738 (7%) for the six month period.

Interest Income

Total interest income for the three months and six months ended December 31, 2002, decreased $952,867

(15%) and $1,947,887 (15%) as compared to the three months and six months ended December 31, 2001.   For the three month and six month periods ended December 31, 2002 compared to the same periods in 2001, the average yield on interest earning assets decreased 71 basis points to 6.17% and 88 basis points to 6.27%, respectively, while the average balance of interest earning assets decreased $18,090,000 and $10,436,000, respectively.

Interest Expense

Total interest expense for the three months and six months ended December 31, 2002, decreased  $715,610  (19%) and $1,548,279 (20%) when compared to the three months and six months ended December 31, 2001.  For the three month and six month periods ended December 31, 2002 compared to the same periods in 2001, the average cost of interest bearing liabilities decreased 79 basis points to 3.72% and 97 basis points to 3.80%, respectively, while the average balance decreased $8,068,000 for the three month period ended December 31, 2002 and increased $361,000 for the six month period ended December 31, 2002.

Net Interest Income

As a result of the interest income and interest expense for the three months and six months ended December 31, 2002, net interest income for the 2002 periods decreased $237,257 (8%) and $399,608 (7%), respectively, when compared to the same periods in 2001.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $105,000 and $205,000 for the three months and six months ended December 31, 2002, respectively, compared to $75,000 and $150,000 for the same periods in 2001.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

Noninterest income decreased $130,233 (13%) and $56,517 (3%) for the three months and six months ended December 31, 2002, when compared to the three months and six months ended December 31, 2001.  The decrease for the three months and six months ended December 31, 2002 was primarily due to decreases in gain on sale of investment securities and the decrease in late charges and other fees discussed below.  During the three months and six months ended December 31, 2001, gain on sale of investments was $205,199 and $366,911, respectively. During the same periods in 2002, there were no gains on sale of investments.

Late charges and other fees decreased $121,562 (406%) for the three months ended December 31, 2002, and increased $6,271 (11%) for the six months ended December 31, 2002, when compared to the same periods in 2001. The decrease in the three months ended December 31, 2002 was primarily due to increases in amortization expense associated with the Bank’s originated mortgage servicing rights and the recording of a loss on impairment.  A loss on impairment of these rights of $80,341 was recognized based on the Bank’s fair value assessment of such rights at December 31, 2002.  Decreases in fair value of these rights is primarily due to increased prepayment speeds on loans being serviced for others.  The increase in prepayment speed is attributable to significant increases in refinancings in a historically low interest rate environment.

Gain on sale of loans increased $107,488 (32%) and  $151,279 (29%) for the three months and six months ended December 31, 2002, respectively, when compared to the same periods in 2001. Gains on sale of single-family loans increased, which reflects the volume of fixed rate loans sold in the secondary market.  The Bank attempts to minimize risk of price changes by committing to sell loans while the loans are in the origination process.  Checking account service charges increased $54,158 (14%) and $141,713 (19%) for the three months and six months ended December 31, 2002, respectively, compared to the same periods in 2001, due to the continued growth in the number of customer checking accounts.

Noninterest Expense

Noninterest expense decreased $345,650 (15%) and $325,712 (7%) for the three months and six months ended December 31, 2002 when compared to the three months and six months ended December 31, 2001.  These decreases resulted primarily from decreases in other expense of $245,803 (41%) and $264,138 (27%), respectively, during the periods due to approximately $175,000 in “one-time” costs in connection with the Commercial Federal branch acquisition during the three months and six months ended December 31, 2001, and approximately $80,000 in “one-time” legal and professional expenses during the same periods in 2001.   The remainder of the decreases can be attributed to the Company’s aggressive approach to controlling expenses. There was no significant change in any other individual expense category.

Provision for Income Taxes

There was a  $12,864 increase and  a $47,675 decrease in the provision for income taxes for the three months and six months ended December 31, 2002, respectively, as compared to the same periods in 2001.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.  Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The Bank’s allowance for loan losses as of December 31, 2002, was $2,639,552 or 0.83% of loans receivable.  Total assets classified as substandard or loss as of December 31, 2002, were $334,555 or 0.1% of total assets.  Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  Dollar amounts in the table below are in thousands.

	12/31/02	6/30/02	6/30/01
Nonperforming loans	$ 396	1,751	4,948
Real estate acquired in settlement of loans	8	683	4
Total nonperforming assets	$ 404	2,434	4,952

Total nonperforming assets as a percentage of total assets	0.11%	0.65%	1.32%
Allowance for loan losses	$ 2,640	2,650	2,697
Allowance for loan losses as a percentage of average net loans	0.82%	0.82%	0.87%

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards No. 142 (SFAS 142),  “Goodwill and Other Intangible Assets”. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets.  The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 in the quarter ending September 30, 2002.  Adoption of SFAS 142 as of that date had no effect on the Company’s financial statements.

The FASB recently adopted SFAS 147, “Acquisitions of Certain Financial Institutions.”  This statement removes acquisitions of financial institutions from the scope of  SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” if those acquisitions meet the definition of a business combination.  Financial institutions meeting certain conditions in SFAS 147 will be required to cease amortizing certain intangible assets acquired in transactions previously accounted for under SFAS 72 and restate previously issued interim financial information.  The provisions of the Statement were effective on October 1, 2002.  Adoption of SFAS 147 had no effect on the Company’s financial statements.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities and extensions of credit from the Federal Home Loan Bank of Des Moines.  While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate.

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses.  As of December 31, 2002, the Bank had approximately $4,536,000 in commitments to originate mortgage loans and $23,119,000 in loans-in-process on mortgage loans.  These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances.  Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

The goal of the Bank’s asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments.  Management monitors the Bank’s net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, the Bank offers deposit rates and loan rates designed to maximize net interest income.  Management also attempts to fund the Bank’s assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank’s net interest income.  Since the relative spread between financial assets and liabilities is constantly changing, the Bank’s current net interest income may not be an indication of future net interest income.

As a part of its asset and liability management strategy the Bank implemented an adjustable rate mortgage loan (“ARM”) program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer’s needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

The Bank is also managing interest rate risk by the origination of construction loans.  As of December 31, 2002, such loans made up 18% of the net loans receivable.  In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity.  Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements.  As of June 30, 2002, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $93,701,835 or 42% of its total deposits.  As of  December 31, 2002 these accounts totaled $102,105,647 or 44% of total deposits.  The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2002 (the most recent available), the OTS estimate of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$ 39,871	$ 3,394	9%	10.58%	1.18%
+200	39,436	2,959	8%	10.34%	0.95%
+100	38,372	1,895	5%	9.96%	0.57%
NC	36,477			9.40%
-100	34,357	(2,120)	-6%	8.79%	0.60%

Computations of prospective effects of hypothetical interest rate changes are calculated by the Office of Thrift Supervision (“OTS”) from data provided by the Bank and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future.  Certain shortcomings are inherent in the method of analysis presented in the computation of NPV.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates.  Additionally, certain assets, such as adjustable rate loans, which represent the Bank’s primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted.  In addition, the proportion of adjustable rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table.  Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Bank’s Board of Directors is responsible for reviewing the asset and liability policies.  The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements.  The Bank’s management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank’s asset and liability goals and strategies.

Item 4. Controls and Procedures

(a)  The Company maintains disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.   Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(a)

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to Vote of Common Stockholders

None.

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

Guaranty Federal Bancshares, Inc.

Date

Signature and Title

February  10, 2003

/s/ Don M. Gibson

Don M. Gibson

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

Date

February 10, 2003

/s/ Bruce Winston

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

Date: February 10, 2003

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

Date: February 10, 2003

 /s/ Bruce Winston
Bruce Winston

Chief Financial Officer

(Principal Financial Officer)

Exhibit 99.1

CEO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guaranty Federal Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Don M. Gibson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Don M. Gibson

Don M. Gibson
Chief Executive Officer
February 10, 2003

Exhibit 99.2

CFO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guaranty Federal Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bruce Winston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Bruce Winston

Bruce Winston
Chief Financial Officer
February 10, 2003