Form 10-Q
period 2003-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2003-05-08
CIK 1046203

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission number 0-23325

Guaranty Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

43-1792717

(IRS Employer Identification No.)

1341 West Battlefield

Springfield, Missouri, 65807

(Address of principal executive offices)

Telephone Number:  (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 8, 2003, there were 2,998,548 shares of the registrant’s Common Stock, $0.10 par value per share, outstanding.

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-Q

PART I

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 (UNAUDITED) AND JUNE 30, 2002

ASSETS	3/31/03	6/30/02
Cash	$ 3,339,739	3,251,579
Interest-bearing deposits in other financial institutions	9,850,636	13,711,923
Cash and cash equivalents	13,190,375	16,963,502
Available-for-sale securities	13,617,120	16,463,460
Held-to-maturity securities	2,487,072	3,219,091
Stock in Federal Home Loan Bank, at cost	8,600,400	8,600,400
Mortgage loans held for sale	8,108,624	3,131,138
Loans receivable, net of allowance for loan losses;
3/31/03 - $2,802,756; 6/30/02 $2,649,872	319,327,071	316,785,118
Accrued interest receivable:
Loans	1,397,530	1,569,260
Investments	74,567	85,251
Prepaid expenses and other assets	1,846,841	1,693,760
Foreclosed assets held for sale	70,057	683,329
Premises and equipment	6,906,079	7,356,098
	$ 375,625,736	376,550,407
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$ 230,627,315	225,283,994
Federal Home Loan Bank advances	104,782,467	111,083,163
Securities sold under agreements to repurchase	735,914	1,093,074
Advances from borrowers for taxes and insurance	655,387	1,048,297
Accrued expenses and other liabilities	176,437	103,993
Accrued interest payable	825,366	759,099
Dividend payable	418,239	347,656
Income taxes payable	410,548	163,897
Deferred income taxes	827,708	1,232,357
	339,459,381	341,115,530
STOCKHOLDERS' EQUITY
Common stock:
$0.10 par value; authorized 10,000,000 shares;
issued; 3/31/03 - 6,416,048 shares, 6/30/02 - 6,365,404 shares	641,605	636,540
Additional paid-in capital	50,753,479	49,842,032
Unearned ESOP shares	(2,219,930)	(2,406,070)
Retained earnings, substantially restricted	28,765,392	27,372,935
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; 3/31/03 - $1,292,763, 6/30/02 - $1,731,122	2,201,191	2,947,587
	80,141,737	78,393,024
Treasury stock, at cost; 3/31/03 - 3,399,971 shares, 6/30/02 - 3,333,089 shares	(43,975,382)	(42,958,147)
	36,166,355	35,434,877
	$ 375,625,736	376,550,407

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	Three months ended		Nine months ended
	3/31/03	3/31/02	3/31/03	3/31/02
INTEREST INCOME
Loans	$ 5,108,855	5,814,637	15,935,674	18,334,644
Investment securities	102,326	124,568	333,396	508,516
Other	93,296	211,435	325,603	545,563
Total Interest Income	5,304,477	6,150,640	16,594,673	19,388,723
INTEREST EXPENSE
Deposits	1,390,112	1,788,768	4,511,287	5,412,180
Federal Home Loan Bank advances	1,387,149	1,533,044	4,346,362	5,521,305
Other	1,237	5,094	6,425	27,276
Total Interest Expense	2,778,498	3,326,906	8,864,074	10,960,761
Net Interest Income	2,525,979	2,823,734	7,730,599	8,427,962
Provision for Loan Losses	255,000	66,000	460,000	216,000
Net Interest Income after
Provision for Loan Losses	2,270,979	2,757,734	7,270,599	8,211,962
NONINTEREST INCOME (LOSS)
Service charges	426,329	375,755	1,310,461	1,118,174
Late charges and other fees	219,365	39,345	284,603	98,312
Gain on sale of investment securities	-	218,141	-	585,052
Gain on sale of loans	403,633	157,970	1,072,853	675,911
Income (loss) on foreclosed assets	(2,737)	(673)	17,128	188
Other income	45,916	58,253	159,195	179,405
Total Noninterest Income	1,092,506	848,791	2,844,240	2,657,042
NONINTEREST EXPENSE
Salaries and employee benefits	1,176,074	1,257,596	3,414,857	3,484,973
Occupancy	330,105	388,140	1,003,952	1,125,747
SAIF deposit insurance premiums	9,352	8,278	28,768	25,643
Data processing fees	107,696	146,667	402,672	371,541
Advertising	57,360	91,735	161,570	277,318
Other expense	370,391	472,224	1,099,137	1,465,108
Total Noninterest Expense	2,050,978	2,364,640	6,110,956	6,750,330
Income Before Income Taxes	1,312,507	1,241,885	4,003,883	4,118,674
Provision for Income Taxes	427,824	424,328	1,355,170	1,399,349
NET INCOME	884,683	817,557	2,648,713	2,719,325
OTHER COMPREHENSIVE LOSS
Unrealized depreciation on
available-for-sale securities, net of income taxes
of ($239,674), ($113,742), ($438,359) and ($449,684),
respectively	(408,094)	(194,741)	(746,396)	(766,750)
COMPREHENSIVE INCOME	$ 476,589	622,816	1,902,317	1,952,575
BASIC EARNINGS PER SHARE	$ 0.32	0.22	0.95	0.72
DILUTED EARNINGS PER SHARE	$ 0.31	0.21	0.93	0.71

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income Unrealized Appreciation on Available-for-Sale Securities, Net	Treasury Stock	Total

Balance, July 1, 2002	$ 636,540	49,842,032	(2,406,070)	27,372,935	2,947,587	(42,958,147)	35,434,877
Net income	-	-	-	2,648,713	-	-	2,648,713
Dividends on common stock,
($0.15 per share on 2,781,315 shares,
$0.15 per share on 2,805,469 shares &
$0.15 per share on 2,788,261 shares)	-	-	-	(1,256,256)	-	-	(1,256,256)
Stock award plans	-	279,332	-	-	-	-	279,332
Stock options exercised	5,065	543,852	-	-	-	-	548,917
Release of ESOP shares	-	88,263	186,140	-	-	-	274,403
Treasury stock purchased	-	-	-	-	-	(1,017,235)	(1,017,235)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of ($438,359)	-	-	-	-	(746,396)	-	(746,396)
Balance, March 31, 2003	$ 641,605	50,753,479	(2,219,930)	28,765,392	2,201,191	(43,975,382)	36,166,355

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income Unrealized Appreciation on Available-for-Sale Securities, Net	Treasury Stock	Total

Balance, July 1, 2001	$ 626,840	48,451,515	(2,640,800)	25,951,537	3,948,203	(26,131,504)	50,205,791
Net income	-	-	-	2,719,325	-	-	2,719,325
Dividends on common stock,
($0.25 per share on 3,800,279 shares &
$0.25 per share on 3,495,430 shares)	-	-	-	(1,823,928)	-	-	(1,823,928)
Stock award plans	-	286,757	-	-	-	-	286,757
Stock options exercised	8,701	819,405	-	-	-	-	828,106
Release of ESOP shares	-	60,632	172,230	-	-	-	232,862
Treasury stock purchased	-	-	-	-	-	(6,035,159)	(6,035,159)
Change in unrealized appreciation on
available-for-sale securitites, net of
income taxes of ($449,684)	-	-	-	-	(766,750)	-	(766,750)
Balance, March 31, 2002	$ 635,541	49,618,309	(2,468,570)	26,846,934	3,181,453	(32,166,663)	45,647,004

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
	3/31/03	3/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,648,713	2,719,325
Items not requiring (providing) cash:
Deferred income taxes	33,710	176,957
Depreciation	597,260	703,160
Provision for loan losses	460,000	216,000
Gain on loans and investment securities	(1,072,853)	(1,260,963)
Gain on sale of foreclosed assets	(23,828)	(4,340)
Amortization of deferred income, premiums and discounts	(59,125)	(37,430)
RRP/RSP expense	265,407	302,274
Origination of loans held for sale	(54,439,908)	(51,212,246)
Proceeds from sale of loans held for sale	50,535,275	51,257,520
Release of ESOP shares	274,403	232,862
Changes in:
Accrued interest receivable	182,414	514,781
Prepaid expenses and other assets	(153,081)	(619,545)
Accounts payable and accrued expenses	138,711	13,855
Income taxes payable	258,707	213,471
Net cash provided by (used in) operating activities	(354,195)	3,215,681
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(3,238,573)	17,276,322
Principal payments on available-for-sale securities	172,835	1,714,347
Principal payments on held-to-maturity securities	746,958	1,026,325
Purchase of premises and equipment	(147,241)	(332,119)
Purchase of available-for-sale securities	(4,471,239)	(8,396,776)
Proceeds from sale of available-for-sale securities	-	2,680,154
Proceeds from maturities of available-for-sale securities	6,000,000	6,000,000
Proceeds from sale of foreclosed assets	877,895	56,020
Cash acquired in purchase of Commercial Federal Bank branches	-	25,556,972
Net cash provided by (used in) investing activities	(59,365)	45,581,245
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	548,917	828,106
Cash dividends paid	(1,185,673)	(950,070)
Cash dividends received on RRP stock	1,869	1,647
Net increase in demand deposits,
NOW accounts and savings accounts	11,097,121	14,414,469
Net increase (decrease) in certificates of deposit and securities sold
under agreements to repurchase	(6,110,960)	2,708,735
Proceeds from FHLB advances	51,500,000	46,500,000
Repayments of FHLB advances	(57,800,696)	(80,544,724)
Advances from borrowers for taxes and insurance	(392,910)	(608,264)
Treasury stock purchased	(1,017,235)	(6,035,159)
Net cash used in financing activities	(3,359,567)	(23,685,260)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,773,127)	25,111,666
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,963,502	10,313,558
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,190,375	35,425,224

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

Certain reclassifications have been made to the June 30, 2002 financial statement to conform to the March 31, 2003 financial statement presentation.  These reclassifications had no effect on net earnings.

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

On October 18, 1995, the Bank’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan (“SOP”).  On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan (“RSP”) and a 1998 Stock Option Plan (“1998 SOP”). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank.  On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component.  On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. As of March 31, 2003, all of the RRP,RSP, 2000 SCP and 2001 SCP shares have been purchased and all except 13,046 shares have been awarded.  The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $265,407 and  $302,274 of expense under these stock award plans for the nine month periods ended March 31, 2003 and 2002, respectively.  The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to directors, officers and employees of the Bank.  As of March 31, 2003 all options except those on 67,063 shares have been granted.  The RRP, RSP, SOP, 1998 SOP, 2000 SCP and 2001 SCP vest over a five year period. As of March 31, 2003, there were 371,776 unexercised options that have been granted at prices ranging from $5.83 to $15.31 per share and 113,754 options were unvested.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, an all options granted under those plans had as exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, ”Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months ended March 31,		Nine Months ended March 31,
	2003	2002	2003	2002

Net income, as reported	$ 884,683	817,557	2,648,713	2,719,325
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(43,270)	(42,320)	(129,811)	(126,959)

Pro forma net income	$ 841,413	775,237	2,518,902	2,592,366

Earnings per share:
Basic - as reported	$ 0.32	0.22	0.95	0.72
Basic - pro forma	$ 0.30	0.20	0.90	0.68
Diluted - as reported	$ 0.31	0.21	0.93	0.71
Diluted - pro forma	$ 0.29	0.20	0.88	0.68

Note 4: Earnings Per Share

	For three months ended March 31, 2003			For nine months ended March 31, 2003
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$ 884,683	2,800,235	$ 0.32	$ 2,648,713	2,798,198	$ 0.95
Effect of Dilutive Securities: Stock Options		55,784			52,520
Diluted Earnings per Share	$ 884,683	2,856,019	$ 0.31	$ 2,648,713	2,850,718	$ 0.93

	For three months ended March 31, 2002			For nine months ended March 31, 2002
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$ 817,557	3,788,810	$ 0.22	$ 2,719,325	3,800,258	$ 0.72
Effect of Dilutive Securities: Stock Options		45,437			39,091
Diluted Earnings per Share	$ 817,557	3,834,247	$ 0.21	$ 2,719,325	3,839,349	$ 0.71

Options to purchase 10,000 shares of common stock at $15.31 per share, outstanding during the nine months ended March 31, 2003, were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the financial condition at March 31, 2003 and the results of operations for the three months and nine months ended March 31, 2003 and 2002.

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

Financial Condition

The Company’s total assets decreased $924,671 (1%) from $376,550,407 as of June 30, 2002, to $375,625,736 as of March 31, 2003.

Interest-bearing deposits in other financial institutions decreased $3,861,287 (28%) from $13,711,923 as of June 30, 2002, to $9,850,636 as of March 31, 2003, as funds from these deposits were used to fund new loans.

Securities available-for-sale decreased $2,846,340 (17%) from $16,463,460 as of June 30, 2002, to $13,617,120 as of March 31, 2003.  This decrease primarily resulted from principal repayments, maturities and decreases in market value of such securities exceeding additional purchases of such securities by $2,886,351.  The Bank continues to hold 82,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $80,294 in the available-for-sale category.  As of March 31, 2003, the gross unrealized gain on the FHLMC stock was $4,273,906, a decrease from $5,044,706 as of June 30, 2002 of such securities.

Securities held-to-maturity decreased by $732,019 (23%) from $3,219,091 as of June 30, 2002, to $2,487,072 as of March 31, 2003 primarily due to principal repayments.

Net loans receivable increased by $2,541,953 (1%) from $316,785,118 as of June 30, 2002, to $319,327,071 as of  March 31, 2003.  During this period, the Bank continued its increased emphasis on commercial lending.  As a result, commercial loans increased by $13,178,561 during this period.  In addition, the Bank continues to sell conforming loans on single family residences, while retaining the servicing rights.  As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $8,463,471 while loans held for sale increased by $4,977,486. The Bank continued to be active in construction lending resulting in construction loans increasing by $10,527,241 during the period.  See discussion under “Quantitative and Qualitative Disclosures about Market Risk – Asset/Liability Management.”  Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

The allowance for loan losses increased $152,884 (6%) from $2,649,872 as of June 30, 2002 to $2,802,756 as of March 31, 2003.  The allowance for loan losses increased due to increases in the provision for loan losses exceeding charge-offs for the period.  The allowance for loan losses as of March 31, 2003 and June 30, 2002 was 0.86% and 0.83%, respectively, of net loans outstanding.  As of March 31, 2003, the allowance for loan losses was 194% of impaired loans versus 151% as of June 30, 2002.

Premises and equipment decreased $450,019  (6%) from $7,356,098, as of June 30, 2002 to $6,906,079 as of March 31, 2003, primarily due to the depreciation recognized on these assets.

Deposits increased $5,343,321 (2%) from $225,283,994 as of June 30, 2002, to $230,627,315 as of March 31, 2003.  For the nine months ended March 31, 2003, checking and savings accounts increased by $11,097,121 (12%) while certificates of deposits decreased by $5,753,800 (4%).  See discussion under “Quantitative and Qualitative Disclosures about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased by $6,300,696 (6%) from $111,083,163 as of June 30, 2002, to $104,782,467 as of March 31, 2003 due to repayments of principal exceeding proceeds from new advances.

Advances from borrowers for taxes and insurance decreased $392,910 (37%) from $1,048,297 of June 30, 2002, to $655,387 as of March 31, 2003. This decrease was primarily due to the payment of 2002 real estate taxes from borrower’s escrow accounts during the quarter ended December 31, 2002.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $731,478 (2%) from $35,434,877 as of June 30, 2002, to $36,166,355 as of March 31, 2003.  This increase was due to several factors.  During this period, net income was $2,648,713 which was partially offset by a first quarter dividend of $417,197 ($0.15 per share) which was declared prior to September 30, 2002 and paid on October 18, 2002, to stockholders’ of record as of October 4, 2002, and a second quarter dividend of $420,820 ($0.15 per share) which was declared prior to December 31, 2002 and paid on January 24, 2003, to stockholders’ of record as of January 10, 2003 and a third quarter dividend of $418,239 ($0.15 per share) which was declared on March 21, 2003 and paid on April 14, 2003, to stockholders’ of record as of  March 31, 2003.  There was a decrease in the unrealized appreciation on available-for-sale securities of $746,396.  In addition, the Company repurchased 66,882 shares of treasury stock at a cost of $1,017,235 (an average cost of $15.21 per share).  As of March 31, 2003, 264,827 shares remain to be repurchased under the repurchase plan announced November 22, 2002.  On a per share basis, stockholders’ equity increased from $12.69 as of June 30, 2002 to $12.94 as of March 31, 2003.

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

	Nine Months ended 3/31/2003			Nine Months ended 3/31/2002
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$ 325,255	15,936	6.53%	$ 326,753	18,335	7.48%
Investment securities	11,524	333	3.85%	15,482	508	4.37%
Other assets	23,826	326	1.82%	33,758	546	2.16%
Total interest-earning	360,605	16,595	6.14%	375,993	19,389	6.88%
Noninterest-earning	14,146			13,488
	$ 374,751			$ 389,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$ 17,418	177	1.35%	$ 12,242	166	1.81%
Transaction accounts	67,274	638	1.26%	52,343	703	1.79%
Certificates of Deposit	127,458	3,697	3.87%	127,232	4,544	4.76%
FHLB Advances	107,612	4,346	5.38%	131,349	5,521	5.60%
Repurchase agreements	892	6	0.90%	1,977	27	1.82%

Total interest-bearing	320,654	8,864	3.69%	325,143	10,961	4.49%
Noninterest-bearing	17,575			13,504
Total liabilities	338,229			338,647
Stockholders’ equity	36,522			50,834
	$ 374,751			$ 389,481
Net earning balance	$ 39,951			$ 50,850
Earning yield less costing rate			2.45%			2.39%
Net interest income, and net yield spread
on interest earning assets		$ 7,731	2.86%		$ 8,428	2.99%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			116%

Results of Operations - Comparison of Three Month and Nine Month Periods Ended March 31,

2003 and 2002

Net income for the three months and nine months ended March 31, 2003 was $884,683 and $2,648,713, respectively, as compared to $817,557 and $2,719,325, respectively, for the three months and nine months ended March 31, 2002, which represents an increase in earnings of $67,126 (8%) for the three month period, and a decrease in earnings of $70,612 (3%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended March 31, 2003, decreased $846,163

(14%) and $2,794,050 (14%) as compared to the three months and nine months ended March 31, 2002.   For the three month and nine month periods ended March 31, 2003 compared to the same periods in 2002, the average yield on interest earning assets decreased 74 basis points to 5.87% and 74 basis points to 6.14%, respectively, while the average balance of interest earning assets decreased $10,610,000 and $15,388,000, respectively.

Interest Expense

Total interest expense for the three months and nine months ended March 31, 2003, decreased  $548,408  (16%) and $2,096,687 (19%) when compared to the three months and nine months ended March 31, 2002.  For the three month and nine month periods ended March 31, 2003 compared to the same periods in 2002, the average cost of interest bearing liabilities decreased 50 basis points to 3.46% and 80 basis points to 3.69%, respectively, while the average balance decreased $14,990,000 and $4,489,000, respectively.

Net Interest Income

As a result of the changes in interest income and interest expense for the three months and nine months ended March 31, 2003, net interest income for the 2003 periods decreased $297,755 (11%) and $697,363 (8%), respectively, when compared to the same periods in 2002.

Provision for Loan Losses

Based on the continued growth of the commercial loan portfolio, loan charge-offs experienced and identified weaknesses in specific loans, management decided to record a provision for loan losses of $255,000 and $460,000 for the three months and nine months ended March 31, 2003, respectively, compared to $66,000 and $216,000 for the same periods in 2002.  Significant events affecting the allowance for loan losses, resulting in an increase in the provision during the three month period ended March 31, 2003 include:  the charge-off of a $73,000 loan secured by a second deed of trust on a single family residence; a borrower with loans totaling $663,000, secured by a single family residence, notifying the Bank that such borrower is contemplating bankruptcy; and the overall increase in impaired loans during the quarter.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

Noninterest income increased $243,715 (29%) and $187,198 (7%) for the three months and nine months ended March 31, 2003, when compared to the three months and nine months ended March 31, 2002.  The increase for the three months and nine months ended March 31, 2003 was primarily due to increases in gain on sale of loans and increases in late charges and other fees discussed below.

Gain on sale of loans increased $245,663 (156%) and  $396,942 (59%) for the three months and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002. Gains on sale of single-family loans increased, which reflects the volume of fixed rate loans sold in the secondary market.  The Bank attempts to minimize risk of price changes by committing to sell loans while the loans are in the origination process.  Checking account service charges increased $50,574 (13%) and $192,287 (17%) for the three months and nine months ended March 31, 2003, respectively, compared to the same periods in 2002, due to the continued growth in the number of  checking accounts.

Late charges and other fees increased $180,020 (458%) and $186,291(189%) for the three months ended and nine months ended March 31, 2003 when compared to the same periods in 2002. The increase in the three months and nine months ended March 31, 2003 was primarily due to large prepayment penalties received on commercial loans that were paid off during these periods.  The Bank collected $336,556 and $462,438 in prepayment penalties during the three months and nine months ended March 31, 2003, respectively.  There were no prepayment penalties collected during the same periods in 2002.  These increases were partially offset by amortization expense associated with the Bank’s originated mortgage servicing rights and the recording of a loss on impairment.  The amortization expense on originated mortgage servicing rights increased $82,069 (230%) and $168,244 (145%) for the three months and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002.  A loss on impairment of these rights of  $96,561 and $176,902 was recognized during the three months and nine months ended March 31, 2003, respectively, based on the Bank’s fair value assessment of such rights at March 31, 2003.  There was no loss impairment recognized during the same periods in 2002.  Decreases in fair value of these rights is primarily due to increased prepayment speeds on loans being serviced for others.  The increase in prepayment speed is attributable to significant increases in refinancing in a historically low interest rate environment.

During the three months and nine months ended March 31, 2002, gain on sale of investments was $218,141 and $585,052, respectively. During the same periods in 2003, there were no gains on sale of investments.

Noninterest Expense

Noninterest expense decreased $313,662 (13%) and $639,374 (9%) for the three months and nine months ended March 31, 2003 when compared to the three months and nine months ended March 31, 2002.  These decreases resulted primarily from a decrease in other expense of $101,833 (22%) and $365,971 (25%), respectively, during the periods due to approximately $183,000 in “one-time” costs incurred in connection with the Commercial Federal branch acquisition during the three months and nine months ended March 31, 2002, and approximately $122,000 in “one-time” legal and professional expenses incurred during the same periods in 2002.   The remainder of the decreases can be attributed to the Company’s aggressive approach to controlling expenses.

Provision for Income Taxes

There was a  $3,496 increase and a $44,179 decrease in the provision for income taxes for the three months and nine months ended March 31, 2003, respectively, as compared to the same periods in 2002.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans.  Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The Bank’s allowance for loan losses as of March  31, 2003, was $2,802,756 or 0.86% of loans receivable.  Total assets classified as substandard or loss as of March 31, 2003, were $1,317,681 or 0.4% of total assets.  Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  Dollar amounts in the table below are in thousands.

	3/31/03	6/30/02	6/30/01
Nonperforming loans	$ 1,445	1,751	4,948
Real estate acquired in settlement of loans	70	683	4
Total nonperforming assets	$ 1,515	2,434	4,952

Total nonperforming assets as a percentage of total assets	0.40%	0.65%	1.32%
Allowance for loan losses	$ 2,803	2,650	2,697
Allowance for loan losses as a percentage of average net loans	0.86%	0.82%	0.87%

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued its Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a company if it is determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation on January 31, 2003 had no effect on the Company’s financial statements.

The FASB recently issued its Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees.  The Interpretation applies only to guarantees issued or modified after December 31, 2002.  Guarantees issued by the Bank are principally in the forms of letters of credit. The adoption of  FIN 45 did not have a material impact on the Company’s financial statements.

The FASB recently adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of the pro forma effects of using the fair value based method of accounting for stock-based compensation and requires that these disclosures be included in interim as well as annual financial statements beginning with the quarter ended March 31, 2003. The disclosure provisions of SFAS No. 148 did not have a material impact on the Company’s financial statements.

The FASB recently adopted SFAS 142, “Goodwill and Other Intangible Assets”. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets.  The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 in the quarter ending September 30, 2002.  Adoption of SFAS 142 as of that date had no effect on the Company’s financial statements.

The FASB recently adopted SFAS 147, “Acquisitions of Certain Financial Institutions.”  This statement removes acquisitions of financial institutions from the scope of  SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” if those acquisitions meet the definition of a business combination.  Financial institutions meeting certain conditions in SFAS 147 will be required to cease amortizing certain intangible assets acquired in transactions previously accounted for under SFAS 72 and restate previously issued interim financial information.  The provisions of this Statement were effective on October 1, 2002.  Adoption of SFAS 147 had no effect on the Company’s financial statements.

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses.  As of March 31, 2003, the Bank had approximately $13,064,000 in commitments to originate mortgage loans and $21,121,902 in loans-in-process on mortgage loans.  These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances.  Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy, the Bank implemented an adjustable rate mortgage loan (“ARM”) program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, construction, commercial business, home equity and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer’s needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

The Bank is also managing interest rate risk by the origination of construction loans.  As of  March 31, 2003, such loans made up 19% of the net loans receivable.  In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity.  Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements.  As of June 30, 2002, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $93,701,835 or 42% of its total deposits.  As of March 31, 2003 these accounts totaled $104,798,956 or 45% of total deposits.  The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive, core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2002 (the most recent available), the Office of Thrift Supervision (“OTS”) estimate of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$ 41,132	$ 2,351	6%	10.93%	0.90%
+200	40,970	2,188	6%	10.77%	0.74%
+100	40,262	1,480	4%	10.49%	0.45%
NC	38,782			10.03%
-100	37,213	(1,569)	-4%	9.57%	-0.47%

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

Item 4. Controls and Procedures

(a)  The Company maintains disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Item 5.  Other information

On May 7, 2003 the Company published notice that it intends to apply to the Federal Reserve System for permission to become a bank holding company through the conversion of its subsidiary, Guaranty Federal Savings Bank, from a federally chartered savings bank to a Missouri state chartered bank.

PART II

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to Vote of Common Stockholders

None.

Item 5.

Other Information

On May 7, 2003 the Company published notice that it intends to apply to the Federal Reserve System for permission to become a bank holding company through the conversion of its subsidiary, Guaranty Federal Savings Bank, from a federally chartered savings bank to a Missouri state chartered bank.

Item 6.

Exhibits and Reports on Form 8-K

 a) Exhibits

      99.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K

      Filed on April 15, 2003 relating to financial information for the registrant for the quarter ended March

                     31, 2003; and announcing remaining shares to be repurchased under the repurchase plan announced

                     November 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                      Guaranty Federal Bancshares, Inc.

(registrant)

Date

Signature and Title

May  8, 2003

/s/ Don M. Gibson

                                           Don M. Gibson

                                           President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

Date

May 8, 2003

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

Date: May 8, 2003

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

Date: May 8, 2003

 /s/ Bruce Winston
Bruce Winston

Chief Financial Officer

(Principal Financial Officer)

Exhibit 99.1

CEO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guaranty Federal Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending March  31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Don M. Gibson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Don M. Gibson

Don M. Gibson
Chief Executive Officer
May 8, 2003

Exhibit 99.2

CFO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guaranty Federal Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bruce Winston, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Bruce Winston

Bruce Winston
Chief Financial Officer
May 8, 2003