Form 10-K
period 2003-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2003-09-29
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on December 31, 2002, was $37.9 million. As of September 26, 2003 there were 2,991,917 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders (the "2003 Annual Report") for the fiscal year ended June 30, 2003 (Parts I and II).
2.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2003 (Part III).

2

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

GUARANTY FEDERAL BANCSHARES, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, WORDS SUCH AS "ANTICIPATES," "ESTIMATES," "BELIEVES," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS.

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

PART I

Item 1. Business

Business of the Company

The Company is a Delaware-chartered corporation that was created in September 1997 at the direction of Guaranty Federal Savings Bank (the "Bank"). The Company became a unitary savings and loan holding company for the Bank on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company. The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remainder were sold in a public offering. In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company and the shares of the Bank held by the public were exchanged for shares of the Company. Shares of the Company were issued on December 30, 1997.

On June 27, 2003, the Bank converted to a state-chartered trust company with banking powers, and the Company became a bank holding company. On this date, the name of the Bank was changed from Guaranty Federal Savings Bank to Guaranty Bank. The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities. For this reason, unless otherwise specified, references to the Company include operations of the Bank. Further, information in a chart or table based on Bank only data is identical to or immaterially different from information that would be provided on a consolidated basis.

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in both permanent and construction of one-to four-family residential mortgage loans, multi-family residential mortgage loans, commercial real estate loans, and consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturing of mortgage-backed securities.

On December 6, 2001, the Bank completed its acquisition of the Springfield branch offices of Commercial Federal Bank. The Bank acquired approximately $15.5 million in selected consumer and home equity loans and assumed approximately $41.2 million in deposit liabilities. The Bank also assumed the leases and acquired the equipment at all but one of the branches. The acquired locations are located in Dillons Supermarkets in Springfield. The transaction increased the number of "in-store" locations from one to five and total locations from five to nine.

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

Market Area

The Bank's primary market area is Greene County, which is in the southwestern corner of of Missouri and includes the city of Springfield, Missouri. There is a large regional health care presence with two large regional hospitals employing over 14,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of Greene County's growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and receives between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

Composition of Loan Portfolio
	As of June 30,

	2003		2002		2001		2000		1999

	$	%	$	%	$	%	$	%	$	%

	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$144,404	40%	149,443	44%	189,436	55%	198,155	63%	178,680	63%
Multi-family	41,022	11%	44,055	13%	42,641	12%	39,146	12%	35,795	13%
Construction	64,464	18%	49,807	15%	55,317	16%	41,372	13%	38,605	14%
Commercial real estate	71,046	19%	58,434	17%	43,893	13%	26,559	9%	20,771	7%

Total mortgage loans	320,936	88%	301,739	89%	331,287	96%	305,232	97%	273,851	97%

Commercial business loans	18,967	5%	8,358	2%	5,511	1%	761	0%	544	0%
Share loans	282	0%	367	0%	273	0%	461	0%	573	0%
Automobile	3,438	1%	3,395	1%	2,260	1%	1,941	1%	2,016	1%
Other	21,766	6%	27,313	8%	8,040	2%	7,118	2%	5,389	2%

Total consumer and other loans	44,453	12%	39,433	11%	16,084	4%	10,281	3%	8,522	3%

Total loans	365,389	100%	341,172	100%	347,371	100%	315,513	100%	282,373	100%

Less:
Loans in process	25,539		18,326		24,212		16,668		15,466
Deferred loan fees/costs, net	211		230		268		164		180
Unearned discounts	26		50		88		108		109
Allowance for loan losses	2,775		2,650		2,697		2,520		2,349

Total Loans, Net	$336,838		319,916		320,106		296,053		264,269

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of June 30, 2003 of all loans due after June 2004, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total

	(Dollars in Thousands)
One-to four-family	$36,804	98,786	$135,590
Multi-family	16,585	22,126	38,711
Construction	121	10,464	10,585
Commercial real estate	21,027	35,611	56,638
Consumer & other loans	13,259	15,854	29,113

Total loans (1)	$87,796	$182,841	$270,637

(1) Before deductions for unearned discounts, deferred loan fees/costs, net and allowances for loan losses.

The following table sets forth the maturity of the Bank's loan portfolio as of June 30, 2003. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
One to four family	$8,804	9,904	125,686	144,394
Multi family	2,311	15,243	23,468	41,022
Construction	31,318	10,584	-	41,902
Commercial real estate	11,441	36,605	20,033	68,079
Consumer and other loans	15,339	9,490	19,624	44,453

Total loans (1)	$69,213	81,826	188,811	339,850

Less:
Deferred loan fees/costs				211
Unearned discounts				26
Allowance for loan losses				2,775

Loans receivable net				$336,838

(1) Includes mortgage loans held for sale of $9,755.

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

As of June 30, 2003, $144.4 million or 40% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 69% were ARM loans. The Bank currently offers ARM and balloon loans that have fixed interest rates for one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of June 30, 2003, $41.0 million or 11% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the Federal Home Loan Bank of Des Moines ("FHLB") advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $9.2 million as of June 30, 2003, is the maximum the Bank will lend on a multi-family real estate loan.

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

Construction Loans. As of June 30, 2003, construction loans totaled $64.5 million or 18% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

Construction loans are made to contractors who have sufficient financial strength and a proven track record, for the purpose of resale, as well as on a "pre-sold" basis. Construction loans made for the purpose of resale generally provide for interest only payments at floating rates and have terms of six months to fifteen months. Construction loans to a borrower who will occupy a home, or to a builder who has pre-sold the home, typically have loan to value ratios of up to 85%. Construction loans for speculative purposes, models, and commercial properties typically have loan to value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

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

Commercial Real Estate. As of June 30, 2003, the Bank has commercial real estate loans totaling $71.0 million or 19% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $9.2 million as of June 30, 2003, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of June 30, 2003, the Bank’s commercial real estate loan portfolio included approximately $16.4 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.

Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of June 30, 2003, the Bank has such loans totaling $44.5 million or 12% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer and commercial lending as opportunities present themselves.

Loan Approval Authority and Underwriting. All loans to borrowers with aggregate indebtedness exceeding $1.5 million must have the approval of the members of the Bank’s Loan Committee which consists of eight senior officers. The Loan Committee meets weekly to review and approve loans made within the scope of its authority.

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

Delinquencies and Problem Assets.

Delinquent Loans . As of June 30, 2003, the Bank has six loans 90 days or more past due with a principal balance of $330,971 and thirty one loans between 30 and 89 days past due with total principal balances of $1,236,262. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of June 30,

	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Loans contractually past maturity or past due 90 days or more and accounted for on a non-accrual basis:
Mortgage Loans:
One- to four-family	$331	154	444	13	110
Multi-family	-	-	-	-	-
Construction	-	-	1,065	84	-
Commercial real estate	-	-	668	-	-

	331	154	2,177	97	110

Non-mortgage loans:
Commercial loans	-	-	109	-	-
Consumer and other loans	-	37	18	-	-

	-	37	127	-	-

Total non-accrual loans	331	191	2,304	97	110

Accruing loans which are contractually past
maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	-	152	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	102
Commercial real estate	-	-	-	-	-

		-	-	152	102

Non-mortgage loans:	-
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-

	-	-	-	-	-

Total past maturity or past due accruing loans	-	-	-	152	102

Total contractually past maturity or 90 days or more past due	$331	191	2,304	249	212

Total contractually past maturity or 90 days or more past due as a percentage of net loans	0.10%	0.06%	0.73%	0.08%	0.08%

Total contractually past maturity or 90 days or more past due as a percentage of total assets	0.08%	0.05%	0.62%	0.07%	0.07%

Non-Performing Assets . Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of all interest at contractual rates is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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

The following table shows the principal amount of non-performing assets and the resulting impact on interest income for the periods then ended.

Non-Performing Assets	As of June 30,

	2003	2002	2001	2000	1999

Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$331	659	1,358	578	151
Multi-family	-	-	-	441	751
Construction	-	-	2,115	84	-
Commercial real estate	-	1,017	1,396	3,652	-

	331	1,676	4,869	4,755	902

Non-mortgage loans:
Commercial loans	-	-	60	-	-
Consumer and other loans	-	75	19	2	4

	-	75	79	2	4

Total non-accrual loans	331	1,751	4,948	4,757	906
Real estate and other assets acquired in settlement of loans	182	683	4	2	102

Non-performing loans classified as in-substance
foreclosures	-	-	-	-	-

Total non-performing assets	$513	2,434	4,952	4,759	1,008

Total non-accrual loans as a percentage of net loans	0.10%	0.55%	1.55%	1.61%	0.34%

Total non-performing assets as a percentage of total assets	0.13%	0.65%	1.32%	1.39%	0.32%

Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$13	21	179	47	10

Problem Assets. Federal regulations require that the Bank review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

For management purposes, the Bank also designates certain loans for additional attention. Such loans are called "Special Mention" and have identified weaknesses that if the situation deterioriates the loans would merit a Substandard classification.

The following table shows the aggregate amounts of the Bank's classified assets as of June 30, 2003.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

	(Dollars in Thousands)
Loans:
One- to four-family	14	$581	10	$927	-	$-	-	$-
Multi-family	-	-	-	-	-	-	-	-
Construction	1	352	4	393	-	-	-	-
Commercial real estate	3	991	-	-	-	-	-	-
Land	-	-	1	121	-	-	-	-
Other loans	3	76	10	264	-	-	-	-

Total loans	21	2,000	25	1,705	-	-	-	-

Foreclosed assets held-for-sale:
One- to four-family	-	-	3	171	-	-	-	-
Land and other assets	-	-	2	11	-	-	-	-

Total foreclosed assets	-	-	5	182	-	-	-	-

Total	21	$2,000	30	$1,887	-	$-	-	$-

As of June 30, 2003, foreclosed assets held for sale consists of two cars and three single-family houses. Single family houses collaterize the other non-accrual loans.

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

As of June 30, 2003 the Bank's total allowance for loan losses was $2.8 million or 0.76% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

For fiscal years 1999 through 2003, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

Allowance for Loan Losses	Year Ended June 30,

	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Beginning balance	$2,650	2,697	2,520	2,349	2,191

Gross loan charge offs
Mortgage Loans:
One- to four-family	(358)	(52)	(5)	-	-
Multi-family	-	-	-	-	-
Construction	(11)	(235)	-	-	(3)
Commercial real estate	-	(23)	(115)	-	-

	(369)	(310)	(120)	-	(3)

Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	(168)	(28)	(13)	(9)	(26)

		(28)	(13)	(9)	(26)

Total charge offs	(537)	(338)	(133)	(9)	(29)

Recoveries
Mortgage Loans:
One- to four-family	19	-	-	-	-
Multi-family	-	-	-	-	-
Construction	6	-	-	-	-
Commercial real estate	-	-	-	-	-

	25	-	-	-	-

Non-mortgage loans:
Commercial loans	-	-	-	-	7
Consumer and other loans	27	-	-	-	-

	27	-	-	-	7

Total recoveries	52	-	-	-	7

Net loan charge-offs	(485)	(338)	(133)	(9)	(22)
Provision for loan losses charged to expense	610	291	310	180	180

Ending balance	$2,775	2,650	2,697	2,520	2,349

Net charge-offs as a percentage of average loans, net	0.15%	0.10%	0.04%	0.00%	0.01%

Allowance for loan losses as a percentage of average loans, net	0.85%	0.82%	0.87%	0.89%	1.00%

Allowance for loan losses as a percentage of total non-performing loans	838%	151%	55%	53%	259%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.

	As of June 30,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Mortgage Loans	$2,442	88%	$2,358	89%	$2,562	95%	$2,439	97%	$2,341	100%
Consumer and other loans	333	12%	292	11%	135	5%	81	3%	8	0%

Total	$2,775	100%	$2,650	100%	$2,697	100%	$2,520	100%	$2,349	100%

Investment Activities

The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of June 30, 2003, the Company has investment securities with a carrying value of $15.5 million and an estimated fair value of $15.7 million. Of those securities $13.3 million, or 86%, of the Company’s investment securities portfolio are available-for-sale.

The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and sale of federal funds.

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of June 30, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$80,294	4,082,846	-	4,163,140
Other stock	2,000,000	-	(324,000)	1,676,000
Debt Securities:
Trust preferred securities	6,550,357	-	(615,889)	5,934,468
U. S. government agencies	1,497,618	-	(79)	1,497,539
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	263,781	952	-	264,733
Mortgage-backed securities	1,987,113	149,541	-	2,136,654

	$12,379,163	4,233,339	(939,968)	15,672,534

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of June 30, 2002
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$80,294	5,044,706	-	5,125,000
Other stock	2,000,000	-	(48,000)	1,952,000
Debt Securities:
Trust preferred securities	6,536,781	-	(316,937)	6,219,844
U. S. government agencies	2,993,109	632	-	2,993,741
Mortgage-backed securities	174,563	-	(1,688)	172,875
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	301,139	3,629	-	304,768
Mortgage-backed securities	2,917,952	204,033	(5,007)	3,116,978

	$15,003,838	5,253,000	(371,632)	19,885,206

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of June 30, 2001
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$91,063	6,237,587	-	6,328,650
Other stock	2,653,339	142,061	(350)	2,795,050
Debt Securities:
Trust preferred securities	6,523,205	-	(104,405)	6,418,800
U. S. government agencies	1,993,423	2,896	-	1,996,319
Mortgage-backed securities	1,919,871	-	(10,798)	1,909,073
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	405,369	3,337	-	408,706
Mortgage-backed securities	4,140,497	165,426	(13,371)	4,292,552

	$17,726,767	6,551,307	(128,924)	24,149,150

Composition of Investment Portfolio

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio as of June 30, 2003:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value

Due after one through five years	$1,497,618	1.20%	$1,497,539
Due after ten years (1)	6,814,138	1.82%	6,199,201
Equity securities not due on a single maturity date	2,080,294	0.00%	5,839,140
Mortgage-backed securities not due on a single maturity date	1,987,113	7.68%	2,136,654

	$12,379,163	2.38%	$15,672,534

(1) Consists of government agency and trust preferred securities

Sources of Funds

General . The Company's primary sources of funds are deposits, borrowings, amortization and prepayments on loans and mortgage-backed securities.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, passbook savings, money market, individual retirement accounts, and NOW (checking) accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, local competition, and competition from non-bank financial service providers. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The Bank seeks to maintain a high level of stable core deposits by providing convenient and high quality service through its offices.

Deposit Accounts Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.

	As of June 30,

	2003			2002			2001

	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

	(Dollars in Thousands)
NOW	0.31%	$32,806	14%	0.79%	$29,386	13%	1.49%	$22,612	13%
Savings	0.80%	17,458	7%	1.65%	17,770	8%	1.98%	7,578	4%
Money Market	1.31%	37,512	16%	2.07%	34,889	16%	3.70%	21,497	13%
Non-interest
bearing demand	0.00%	24,651	11%	0.00%	11,657	5%	0.00%	8,110	5%

Total		112,427	48%		93,702	42%		59,797	35%

Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.04%	70,009	30%	3.59%	76,382	34%	5.38%	70,605	41%
12-23 months	3.39%	26,161	11%	4.45%	33,889	15%	5.05%	20,158	12%
24-35 months	3.02%	5,552	2%	5.05%	10,076	4%	5.32%	14,994	9%
36-47 months	3.14%	5,187	2%	5.33%	1,926	1%	6.19%	3,453	2%
48-59 months	4.42%	7,409	2%	5.35%	4,744	2%	6.02%	795	0%
60-71 months	5.05%	5,620	2%	5.35%	4,565	2%	5.91%	1,998	1%
72-95 months	4.25%	3,312	2%	0.00%	-	0%	0.00%	-	0%

Total		123,250	52%		131,582	58%		112,003	65%

Total Deposits		$235,677	100%		$225,284	100%		$171,800	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of June 30, 2003.

As of June 30, 2003

(Dollars in Thousands)
Three months or less	$3,095
Over three through six months	2,316
Over six through twelve months	2,721
Over twelve months	4,126

Total	$12,258

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

Selected Data for Federal Home Loan Bank Advances
	2003	2002	2001

	(Dollars in Thousands)
Remaining maturity as of June 30:
Less than one year	$60,323	13,334	54,401
One to two years	7,350	26,322	9,690
Two to three years	6,500	5,350	31,114
Three to four years	3,000	6,500	6,285
Four to five years	3,950	3,000	9,587
Over five years	33,496	56,577	35,580

Total	$114,619	111,083	146,657

Weighted average rate as of June 30	4.14%	5.38%	5.99%

For the year ended June 30:
Average balance	$108,020	126,534	155,325
Average interest rate	5.22%	5.56%	6.21%

Maximum outstanding as of any month end	$114,619	144,711	171,006

Subsidiary Activity

The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank has an investment of $22,000 in its service corporation as of June 30, 2003. The service corporation , which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

Other information about the Company’s business segments is contained the section captioned "Segment Information" in Note 1 to the consolidated financial statements in the 2003 Annual Report. This information is incorporated herein by reference.

Critical Accounting Policies

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates . If actual results are different than management’s judgements and estimates, the Company’s financial results could change, and such change could be material to the Company.

Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the c onsolidated financial statements in the 2003 Annual Report.

Financial Highlights
	Year Ended June 30,

	2003	2002	2001

Dividend Payout Ratio	48%	63%	61%

Return on Average Assets	0.95%	0.93%	0.92%

Return on Average Equity	9.78%	7.63%	6.20%

Stockholders' Equity to Assets	9.37%	9.40%	13.42%

Employees

Substantially, all of the activities of the Company are conducted through the Bank. As of June 30, 2003 the Company has no salaried employees.

As of September 12, 2003, the Bank has 88 full-time employees and 50 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.

Direct competition for savings accounts comes from other savings institutions, credit unions, regional bank and thrift holding companies, and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies, and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies.

The Bank's primary competition comprises the financial institutions near each of the Bank's offices. In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of 25 commercial banks, 13 credit unions, and 1 savings institution.

The Bank believes it is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a variety of deposit products, and by emphasizing personal customer service.

Regulation

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. These laws, and regulations adopted under these laws, are primarily intended for the protection of the Bank’s customers and depositors and not for the benefit of the stockholders of the Company. The following description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

General. The Company is a registered bank holding company subject to regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956 ("BHCA").

Capital . The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and certain nonfinancial equity investments, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally consists of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill ("Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Leverage Ratio" (after deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to Risk-Based and Leverage Capital Ratio requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB. See "Regulation of the Bank – Prompt Corrective Action." A bank's capital classifications may affect a bank's activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

As of June 30, 2003, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized. Applicable capital and ratio information is contained under the section titled "Regulatory Matters" in Note 1 to the consolidated financial statements in the 2003 Annual Report.

Dividend Restrictions and Share Repurchases . The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

There are statutory and regulatory limitations on the payment of dividends to the Company by the Bank. See discussion under "Regulation of the Bank – Dividend Limitations." Future dividends will depend primarily upon the level of earnings of the Bank. Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Unless a bank holding company is well capitalized immediately before and after the repurchase of its equity securities, is well managed and is not subject to any unresolved supervisory issues, it must notify the FRB prior to the purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration (gross consideration paid minus the gross consideration received from the sale of equity securities) paid by the Company during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove of the purchase or redemption if it determines, among other things, that the proposal would constitute an unsafe or unsound business practice.

Support of Banking Subsidiaries. Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and, where required, to commit resources to support the Bank. Moreover, if the Bank should become undercapitalized, the Company would be required to guarantee the Bank's compliance with its capital restoration plan in order for such plan to be accepted by the FDIC.

Acquisitions . Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the involved institutions’ performance under the Community Reinvestment Act of 1977 (the CRA), as amended. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on its most recent CRA compliance examinations, the Bank has received a "satisfactory" CRA rating.

Transactions With Affiliates. There are various legal restrictions on the extent to which a bank holding company may borrow or otherwise obtain credit from or sell assets or affiliate securities to its bank subsidiary. In general, covered transactions with a bank subsidiary must be on nonpreferential terms and cannot exceed, as to any one of the holding company or the holding company's nonbank subsidiaries, 10% of the bank's capital stock and surplus, and as to the holding company and all of its nonbank subsidiaries in the aggregate, 20% of such capital stock and surplus. Special collateral requirements also apply to covered extensions of credit.

Regulation of the Bank

General . The Bank is regulated and supervised by the Missouri Division of Finance, and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

The Missouri Division of Finance, in conjunction with the FDIC, will regularly examine the Bank and provide reports to the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the Missouri Division of Finance and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other banks or savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Prompt Corrective Action. The FDIC is required to take prompt corrective action if a depository institution for which it is the regulator, including the Bank, does not meet its minimum capital requirements. A depository institution is considered to be significantly undercapitalized if it has a Total Capital Ratio of less than 6.0%; a Tier I Capital ratio of less than 3.0%; or a Leverage Ratio of less than 3.0%. An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

The FDIC may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. It is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. An institution may be reclassified if the FDIC determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

Safety and Soundness Standards . Federal bank regulators are required to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards, which require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Anti-Terrorism Legislation . The USA Patriot Act of 2001 contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. U.S. financial institutions are required to adopt policies and procedures to combat money laundering and the Treasury Secretary is granted broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations.

Dividend Limitations . In the event the Bank would fail to meet federal minimum capital adequacy guidelines, its ability to pay dividends to the Company would be restricted. In addition, under Missouri law dividends paid by banks are restricted by a statutory formula, which provides for the maintenance of a surplus fund and prohibits the payment of dividends which would impair the surplus fund.

Legislative and Regulatory Initiatives

Proposals to change the laws governing the financial institutions industry may be introduced in the United States Congress and in state legislatures, and the various banking agencies often modify existing regulations or adopt new regulations. It cannot be determined what impact future legislation or regulations will have on the financial institutions industry generally or on the Company and the Bank.

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

As of June 30, 2003, the years of age of these individuals was 59 for Mr. Gibson, 56 for Mr. Williams and 55 for Mr. Winston.

Item 2. Properties

The offices of the Company are located in the main office of the Bank.

The Bank's office facilities currently consist of the main office in Springfield, Greene County, Missouri, three full-service branch offices in Springfield, four in-store branches located in the Dillons Supermarkets in Springfield and one in-store branch located in the Walmart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.

Item 3. Legal Proceedings

(a)  Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of June 30, 2003, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)  Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information contained in the section captioned "Common Stock Prices and Dividends" on page 1 of the Annual Report to Stockholders of the Registrant for the fiscal year ended June 30, 2003 (the "2003 Annual Report") is incorporated herein by reference. Information under the section captioned "Cash Dividends Paid" on pages 9 and 10 of the 2003 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see "Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters" in this report.

Item 6. Selected Financial Data

The information contained on page 3 of the 2003 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 4 through 14 of the 2003 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on pages 11 and 12 under the sections captioned "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 2003 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 16 to 42 of the 2003 Annual Report and the financial information contained under the section captioned "Summary of Unaudited Quarterly Operating Results" set forth on page 15 of the 2003 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

(b) There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ending June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "First Proposal: Election of Directors" on pages 3 to 5 (excluding any information contained under the section captioned "Meetings and Committees of the Board of Directors") of the proxy statement for the Annual Meeting of Stockholders to be held on October 22, 2003 (the "Proxy Statement") is incorporated herein by reference.

Additional information required by this item is contained in the Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference and under the section captioned "Executive Officers of the Registrant" in Item 1 of this report.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the sections captioned "Directors Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report of Executive Compensation", "Summary Compensation Table", "Employment Agreements", "Option Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year End Option/SAR Values" and "Stock Performance Graph" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item is contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average under	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	353,101	12.79	67,063

Equity compensation plans not approved by security holders	17,875	10.50	14,761

Totals	370,976	12.68	81,824

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan . During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. A committee of the Bank’s Board of Directors (the "Committee") administers this plan and the 2001 SCP (discussed below). Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. S tock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant . Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock. As of June 30, 2003, there are 2,850 restricted shares in this plan that are not vested. There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan have been awarded.

2001 Stock Compensation Plan . During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of June 30, 2003, 8,190 of the shares in this plan are vested. No options have been granted under this plan. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan is 25,000 shares .

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained under the section captioned "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.  The following financial statements and the report of independent accountants included in the 2003 Annual Report are incorporated herein by reference.

Independent Accountants’ Report

Consolidated Balance Sheets as of June 30, 2003 and 2002.

Consolidated Statements of Income for the Years Ended June 30, 2003, 2002, and 2001.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001.

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
3.    The following exhibits are included in this Report or incorporated herein by reference:

3(i)   Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(ii)  Bylaws of Guaranty Federal Bancshares, Inc. (1)
4       Rights Agreement dated January 20, 1999 concerning the issuance of preferred sock and related rights. (2)
10.1  1994 Stock Option Plan (3)
10.2  Recognition and Retention Plan (4)
10.3  1998 Stock Option Plan (5)
10.4  Restricted Stock Plan (6)
10.5  Change in Control Severance Agreement (7)
10.6  2000 Stock Compensation Plan (7)
10.7  2001 Stock Compensation Plan (7)

11     Computation of per share earnings is set forth in Note 1 of the Notes to the consolidated financial statements under the section captioned "Earnings Per Share" in the 2003 Annual Report.
13     Annual Report to Stockholders for the fiscal year ended June 30, 2003 (only those portions incorporated by reference in this document are deemed "filed")
21     Subsidiaries of the Registrant ( See Item 1. Business – Subsidiary Activity)
23     Consent of BKD, LLP
31.1  Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2  CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b)  Reports on Form 8-K

1.     Filed on April 15, 2003 relating to the registrant’s earnings release for the third quarter ended March 31, 2003; and announcing shares remaining to be repurchased to complete the repurchase plan announced November 22, 2002 .

2.     Filed on June 27, 2003 relating to the registrant’s press release announcing the conversion of the Bank to a Missouri chartered trust company with banking powers, and the name change of the Bank to Guaranty Bank.
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

GUARANTY FEDERAL BANCSHARES, INC.

Date: September 29, 2003	By:	/s/ Don M. Gibson

Don M. Gibson
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Don M. Gibson	By:	/s/ Tim Rosenbury

	Don M. Gibson		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	September 26, 2003
(Principal Executive Officer)
Date:	September 26, 2003

By:	/s/ Bruce Winston	By:	/s/ Gary Lipscomb

	Bruce Winston		Gary Lipscomb
	SVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	September 26, 2003
Date:	September 26, 2003

By:	/s/ Wayne V. Barnes	By:	/s/ Jack L. Barham

	Wayne V. Barnes		Jack L. Barham
	Director		Chairman of the Board and Director
Date:	September 26, 2003	Date:	September 26, 2003

By:	/s/ Gregory V. Ostergren	By:	/s/ James L.. Sivils, III

	Gregory V. Ostergren		James L.. Sivils, III
	Director		Director
Date:	September 26, 2003	Date:	September 26, 2003

By:	/s/ Kurt D. Hellweg

Kurt D. Hellweg
Director
Date:	September 26, 2003

