Form 10-Q
period 2003-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2003-11-06
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003
Common Stock, Par Value $0.10	2,991,877 Shares

2

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 (UNAUDITED) AND JUNE 30, 2003

ASSETS	9/30/03	6/30/03

Cash	$12,257,962	15,242,475
Interest-bearing deposits in other financial institutions	2,119,177	3,772,053

Cash and cash equivalents	14,377,139	19,014,528
Available-for-sale securities	14,061,963	13,271,147
Held-to-maturity securities	2,019,722	2,250,894
Stock in Federal Home Loan Bank, at cost	4,871,900	8,600,400
Mortgage loans held for sale	3,426,994	9,755,102
Loans receivable, net of allowance for loan losses;
9/30/03 - $2,988,182; 6/30/03 - $2,775,320	328,852,616	327,082,420
Accrued interest receivable:
Loans	1,285,288	1,357,434
Investments	66,126	72,691
Prepaid expenses and other assets	2,149,126	1,855,268
Foreclosed assets held for sale	172,500	182,064
Premises and equipment	6,523,851	6,708,996

	$377,807,225	390,150,944

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$235,717,044	235,677,197
Federal Home Loan Bank advances	99,494,789	114,618,894
Securities sold under agreements to repurchase	1,368,109	702,024
Advances from borrowers for taxes and insurance	1,126,699	950,678
Accrued expenses and other liabilities	341,415	311,696
Accrued interest payable	663,941	203,237
Dividend payable	428,737	415,414
Income taxes payable	496,797	220,707
Deferred income taxes	781,656	509,285

	340,419,187	353,609,132

STOCKHOLDERS' EQUITY
Common stock:
$0.10 par value; authorized 10,000,000 shares;
issued; 9/30/03 - 6,426,279 shares, 6/30/03 - 6,416,848 shares	642,628	641,685
Additional paid-in capital	51,233,464	51,065,581
Unearned ESOP shares	(2,093,930)	(2,156,930)
Retained earnings, substantially restricted	29,928,744	29,280,784
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; 9/30/03 - $1,270,634, 6/30/03 - $1,162,865	2,163,512	1,980,013

	81,874,418	80,811,133
Treasury stock, at cost; 9/30/03 - 3,433,185 shares, 6/30/03 - 3,420,375 shares	(44,486,380)	(44,269,321)

	37,388,038	36,541,812

	$377,807,225	390,150,944

See Notes to Condensed Consolidated Financial Statements
3

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

	9/30/03	9/30/02

INTEREST INCOME
Loans	$4,842,640	5,488,439
Investment securities	66,878	125,994
Other	87,575	132,023

Total Interest Income	4,997,093	5,746,456

INTEREST EXPENSE
Deposits	1,204,966	1,616,380
Federal Home Loan Bank advances	1,120,549	1,500,718
Other	988	3,077

Total Interest Expense	2,326,503	3,120,175

Net Interest Income	2,670,590	2,626,281
Provision for Loan Losses	212,000	100,000

Net Interest Income after
Provision for Loan Losses	2,458,590	2,526,281

NONINTEREST INCOME
Service charges	471,889	440,580
Late charges and other fees	142,596	156,851
Gain on loans and investment securities	559,033	224,577
Gain (loss) on foreclosed assets	5,234	(4,793)
Other income	52,502	46,237

Total Noninterest Income	1,231,254	863,452

NONINTEREST EXPENSE
Salaries and employee benefits	1,113,385	1,121,186
Occupancy	333,186	336,803
SAIF deposit insurance premiums	9,100	9,859
Data processing fees	96,140	141,140
Advertising	70,850	49,113
Other expense	372,624	368,128

Total Noninterest Expense	1,995,285	2,026,229

Income Before Income Taxes	1,694,559	1,363,504
Provision for Income Taxes	617,862	467,458

NET INCOME	$1,076,697	896,046

BASIC EARNINGS PER SHARE	$0.39	0.32

DILUTED EARNINGS PER SHARE	$0.38	0.32

See Notes to Condensed Consolidated Financial Statements
4

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, July 1, 2003	$ 641,685	51,065,581	(2,156,930)	(44,269,321)	29,280,784	1,980,013	36,541,812

Comprehensive income
Net income	-	-	-	-	1,076,697	-	1,076,697
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of $107,769	-	-	-	-	-	183,499	183,499

Total comprehensive income							1,260,196
Dividends on common stock,
($0.155 per share on 2,766,046 shares)	-	-	-	-	(428,737)	-	(428,737)
Stock award plans	-	43,434	-	-	-	-	43,434
Stock options exercised	943	81,145	-	-	-	-	82,088
Release of ESOP shares	-	43,304	63,000	-	-	-	106,304
Treasury stock purchased	-	-	-	(217,059)	-	-	(217,059)

Balance, September 30, 2003	$ 642,628	51,233,464	(2,093,930)	(44,486,380)	29,928,744	2,163,512	37,388,038

See Notes to Condensed Consolidated Financial Statements
5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, July 1, 2002	$ 636,540	49,842,032	(2,406,070)	(42,958,147)	27,372,935	2,947,587	35,434,877

Comprehensive income
Net income	-	-	-	-	896,046	-	896,046
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($210,278)	-	-	-	-	-	(358,883)	(358,883)

Total comprehensive income							537,163
Dividends on common stock,
($0.15 per share on 2,781,315 shares)	-	-	-	-	(417,197)	-	(417,197)
Stock award plans	-	97,549	-		-	-	97,549
Stock options exercised	329	19,506	-		-	-	19,835
Release of ESOP shares	-	25,300	62,500	-	-	-	87,800
Treasury stock purchased	-	-	-	(45,535)	-	-	(45,535)

Balance, September 30, 2002	$ 636,869	49,984,387	(2,343,570)	(44,486,380)	27,806,249	2,588,704	35,714,492

See Notes to Condensed Consolidated Financial Statements
6

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
	9/30/03	9/30/02

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,076,697	896,046
Items not requiring (providing) cash:
Deferred income taxes	164,602	162,094
Depreciation	190,798	200,693
Provision for loan losses	212,000	100,000
Gain on loans and investment securities	(559,033)	(224,577)
(Gain) loss on sale of foreclosed assets	(5,234)	2,973
Amortization of deferred income, premiums and discounts	15,546	1,047
Stock award plan expense	43,266	89,998
Origination of loans held for sale	(24,132,186)	(15,680,114)
Proceeds from sale of loans held for sale	31,019,327	13,905,115
Release of ESOP shares	106,304	87,800
Changes in:
Accrued interest receivable	78,711	80,858
Prepaid expenses and other assets	(293,858)	400,847
Accounts payable and accrued expenses	490,422	(67,329)
Income taxes payable	276,090	305,766

Net cash provided by operating activities	8,683,452	261,217

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(2,121,430)	(1,804,261)
Principal payments on available-for-sale securities	-	101,307
Principal payments on held-to-maturity securities	227,879	271,392
Proceeds from maturities of available-for-sale securities	1,000,000	3,000,000
Purchase of premises and equipment	(5,653)	(62,413)
Purchase of available-for-sale securities	(1,492,567)	(2,978,928)
Proceeds from sale of FHLB stock	3,728,500	-
Proceeds from sale of foreclosed assets	134,799	724,315

Net cash provided by (used in) investing activities	1,471,528	(748,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	82,088	19,835
Cash dividends paid	(415,414)	(347,656)
Cash dividends received on RRP stock	168	622
Net increase in demand deposits,
NOW accounts and savings accounts	343,540	4,563,088
Net increase (decrease) in certificates of deposit and securities sold
under agreements to repurchase	362,392	(5,770,780)
Proceeds from FHLB advances	56,000,000	5,000,000
Repayments of FHLB advances	(71,124,105)	(4,170,216)
Advances from borrowers for taxes and insurance	176,021	343,401
Treasury stock purchased	(217,059)	(45,535)

Net used in financing activities	(14,792,369)	(407,241)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,637,389)	(894,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,014,528	16,963,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,377,139	16,068,890

See Notes to Condensed Consolidated Financial Statements
7

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of June 30, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the "Company"), its wholly owned subsidiary, Guaranty Bank (the "Bank") and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. As of September 30, 2003, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of September 30, 2003 there are 13,991 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $15,476 and $89,998 of expense under these stock award plans for the three month periods ended September 30, 2003 and 2002, respectively. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank. As of September 30, 2003 all options except those on 17,063 shares have been granted. The RRP, RSP, SOP, 1998 SOP and 2000 SCP vest over a five year period. As of September 30, 2003, there were 411,545 unexercised options that have been granted at prices ranging from $5.83 to $16.65 per share and 306,076 of these options are exercisable.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months ended September 30,
	2003	2002

Net income, as reported	$1,076,697	896,046
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(6,492)	(43,270)

Pro forma net income	$1,070,205	852,776

Earnings per share:
Basic - as reported	$0.39	0.32

Basic - pro forma	$0.38	0.31

Diluted - as reported	$0.38	0.32

Diluted - pro forma	$0.37	0.30

Note 4: Earnings Per Share
	For three months ended September 30, 2003
	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$1,076,697	2,780,720	$0.39

Effect of Dilutive Securities: Stock Options		88,208

Diluted Earnings per Share	$1,076,697	2,868,928	$0.38

	For three months ended September 30, 2002
	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$896,046	2,793,044	$0.32

Effect of Dilutive Securities: Stock Options		48,309

Diluted Earnings per Share	$896,046	2,841,353	$0.32

Note 5: Other Comprehensive Income

	9/30/03	9/30/02

Unrealized gains (losses) on	$291,268	(569,161)
available-for-sale securities
Tax expense (benefit)	(107,769)	210,278

OTHER COMPREHENSIVE INCOME (LOSS)	$183,499	(358,883)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the financial condition at September 30, 2003, and the results of operations for the three months ended September 30, 2003 and 2002.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-Q. When used in this Form 10-Q, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Financial Condition

The Company’s total assets decreased $12,343,719 (3%) from $390,150,944 as of June 30, 2003, to $377,807,225 as of September 30, 2003.

Interest-bearing deposits in other financial institutions decreased $1,652,876 (44%) from $3,772,053 as of June 30, 2003, to $2,119,177 as of September 30, 2003, as funds from these deposits were used to fund new loans.

Securities available-for-sale increased $790,816 (6%) from $13,271,147 as of June 30, 2003, to $14,061,963 as of September 30, 2003. The Bank continues to hold 82,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $80,294 in the available-for-sale category. As of September 30, 2003, the gross unrealized gain on the FHLMC stock was $4,212,406, an increase from $4,082,846 as of June 30, 2003.

Securities held-to-maturity decreased primarily due to principal repayments, by $231,172 (10%) from $2,250,894 as of June 30, 2003, to $2,019,722 as of September 30, 2003.

Stock in Federal Home Loan Bank (FHLB) decreased by $3,728,500 (43%), due to sale of stock held in excess of FHLB requirements.

Net loans receivable increased by $1,770,196 (1%) from $327,082,420 as of June 30, 2003, to $328,852,616 as of September 30, 2003. During this period the Bank continued its increased emphasis on commercial lending. As a result, commercial loans have increased by $945,654 during this period. In addition the Bank is selling conforming loans on single family residences, while retaining the servicing rights. As a result permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $1,792,307 while residential loans sold increased by $7,405,876. Loans held for sale decreased $6,328,108 (65%) to $3,436,994 at September 30, 2003, compared to $9,755,102 at June 30, 2003. The Bank continued to be active in construction lending. However, construction loans decreased by $4,630,059 during the period due to a decrease in demand for construction loans. See discussion under "Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management." Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $212,862 (8%) from $2,775,320 as of June 30, 2003 to $2,988,182 as of September 30, 2003. The allowance increased due to the provision for loan losses exceeding net loan charge-offs for the period. The allowance for loan losses as of September 30, 2003 and June 30, 2003 was 0.89% and 0.82%, respectively, of net loans outstanding. As of September 30, 2003, the allowance for loan losses was 576% of impaired loans versus 344% as of June 30, 2003.

Premises and equipment decreased $185,145 (3%) from $6,708,996, as of June 30, 2003 to $6,523,851 as of September 30, 2003, primarily due to the depreciation recognized on these assets.
Deposits increased $39,847 from $235,677,197 as of June 30, 2003, to $235,717,044 as of September 30, 2002. For the three months ended September 30, 2003, checking and savings accounts increased by $343,540 (0.3%) while certificates of deposits decreased by $303,693 (0.3%).

Federal Home Loan Bank advances decreased by $15,124,105 (13%) from $114,618,894 as of June 30, 2003, to $99,494,789 as of September 30, 2003, due to repayments of advances exceeding new advances.

Advances from borrowers for taxes and insurance increased $176,021 (19%) from $950,678 of June 30, 2003, to $1,126,699 as of September 30, 2003.
Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $846,226 (2%) from $36,541,812 as of June 30, 2003, to $37,388,038 as of September 30, 2003. This increase was due to several factors, including an increase in the unrealized appreciation on available-for-sale securities of $183,499 (net of tax). Another factor was the Company’s net income during this period of $1,076,697 which was partially offset by dividends in the amount of $428,737 ($0.155 per share) which were declared prior to September 30, 2003 and paid on October 17, 2003, to stockholders’ of record as of October 3, 2003. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 12,810 shares of treasury stock at a cost of $217,059 (an average cost of $16.94 per share). As of September 30, 2003, 244,659 shares remain to be repurchased under the repurchase plan announced November 22, 2002. On a per share basis, stockholders’ equity increased from $13.14 as of June 30, 2003 to $13.43 as of September 30, 2003.

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

	Three Months ended 9/30/2003			Three Months ended 9/30/2002

	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost

ASSETS
Interest-earning:
Loans	$336,079	4,843	5.76%	$322,643	5,488	6.80%
Investment securities	9,626	67	2.78%	12,404	126	4.06%
Other assets	13,977	87	2.49%	25,460	132	2.07%

Total interest-earning	359,682	4,997	5.56%	360,507	5,746	6.38%

Noninterest-earning	20,717			14,224

	$380,399			$374,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$17,460	35	0.80%	$17,685	74	1.67%
Transaction accounts	73,173	159	0.87%	65,621	244	1.49%
Certificates of deposit	122,888	1,011	3.29%	128,318	1,298	4.05%
FHLB Advances	103,604	1,121	4.33%	109,350	1,501	5.49%
Other Borrowed Funds	-	-	-	-	-	-

Other borrowed funds	953	1	0.42%	1,014	3	1.18%

Total interest-bearing	318,078	2,327	2.93%	321,988	3,120	3.88%

Noninterest-bearing	24,830			16,455

Total liabilities	342,908			338,443
Stockholders’ equity	37,491			36,288

	$380,399			$374,731

Net earning balance	$41,604			$38,519

Earning yield less costing rate			2.63%			2.50%

Net interest income, and net yield spread
on interest earning assets		$2,670	2.97%		$2,626	2.91%

Ratio of interest-earning assets to
interest-bearing liabilities		113%			112%

Results of Operations - Comparison of Three Month Periods Ended September 30,
2003 and 2002

Income for the three months ended September 30, 2003 was $1,076,697 ($0.39 per share) as compared to $896,046, ($0.32 per share) for the three months ended September 30, 2002, which represents an increase in earnings of $180,651 (20%) for the three month period ended September 30, 2003, compared to the same period in 2002.

Interest Income

Total interest income for the three months ended September 30, 2003, decreased $749,363 (13%) as compared to the three months ended September 30, 2002. For the three month period ended September 30, 2003 compared to the same period in 2002, the average yield on interest earning assets decreased 82 basis points to 5.56%, while the average balance of interest earnings assets decreased $825,000.

Interest Expense

Total interest expense for the three months ended September 30, 2003, decreased $793,672 (25%) when compared to the three months ended September 30, 2002. For the three month period ended September 30, 2003, the average cost of interest bearing liabilities decreased 95 basis points to 2.93% while the average balance decreased $3,910,000 when compared to the same period in 2002.

Net Interest Income

Net interest income for the three months ended September 30, 2003, increased $44,309 (2%) when compared to the same period in 2002. The average balance of interest bearing liabilities decreased $3,085,000 more than the average balance in interest earning assets. For the three month period ended September 30, 2003, the earning yield minus the costing rate spread increased 13 basis points to 2.63% compared to the same period in 2002.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $212,000 for the three months ended September 30, 2003, and of $100,000 for the same period in 2002. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions.

Noninterest Income

Noninterest income increased $367,802 (43%) for the three months ended September 30, 2003, when compared to the three months ended September 30, 2002. The primary reason for the increase in income this quarter when compared to the same period one year ago was the Bank’s mortgage banking activities. During the quarter ended September 30, 2003, the Bank originated and sold over $31 in million residential loans, resulting in $559,000 in profits on loans sold, compared to $225,000 in profits on loans sold during the same period one year ago. Due to this large amount of activity, along with an increase in interest rates and a slowing of prepayment speeds, the amortization and valuation of originated mortgage service rights resulted in net income of $9,700 for the quarter ended September 30, 2003, compared to a net expense of $67,000 for the same period one year ago.

Noninterest Expense

Noninterest expense decreased $30,944 (1%) for the three months ended September 30, 2003, when compared to the three months ended September 30, 2002. This small decrease can be attributed to the Company’s aggressive approach to controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes
The provision for income taxes increased $150,404 (32%) for the three months ended September 30, 2003, as compared to the same period in 2002. This increase was due to the increase in before tax income for the three months ended September 30, 2003, compared to the same period in 2002.
Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of September 30, 2003, was $2,988,182 or 0.9% of loans receivable. Total assets classified as substandard or loss as of September 30, 2003, were $1,737,105 or 0.5% of total assets. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.
	9/30/03	6/30/03	6/30/02

Nonperforming loans	$407	331	1,751
Real estate acquired in settlement of loans	110	182	683

Total nonperforming assets	$517	513	2,434

Total nonperforming assets as a percentage of total assets	0.14%	0.13%	0.65%
Allowance for loan losses	$2,988	2,775	2,650
Allowance for loan losses as a percentage of average net loans	0.89%	0.85%	0.82%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2003, the Bank had approximately $5,304,000 in commitments to originate mortgage loans and $17,414,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy the Bank implemented an adjustable rate mortgage loan program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer’s needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2003, such loans made up 18.0% of the net loans receivable. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of June 30, 2003, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $112,426,993 or 48% of its total deposits. As of September 30, 2003, these accounts totaled $112,770,533 or 48% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2003 management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value					NPV as % of PV of Assets
in Rates	$	Amount	$	Change	% Change	NPV Ratio	Change

+300		$32,937		$(5,155)	-14%	8.88%	-1.10%
+200		34,827		(3,265)	-9%	9.30%	-0.68%
+100		36,670		(1,422)	-4%	9.69%	-0.29%
NC		38,092		-	-	9.98%	-
-100		40,886		2,794	7%	10.58%	0.60%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
None.

Item 2.     Changes in Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to Vote of Common Stockholders
The annual meeting of stockholders of the registrant was held on October 22, 2003. At the meeting the stockholders elected Kurt D. Hellweg and Gary Lipscomb to three-year terms as directors of the Company, while Jack L. Barham, Wayne V. Barnes, Don M. Gibson, Gregory V. Ostergren, Tim Rosenbury and James L. Sivils, III, continue to serve as directors. Also at that meeting, BKD, LLP was ratified as the Company’s Independent Certified Public Accountants. These same entities serve in identical capacities for Guaranty Bank, the subsidiary bank of the Company.

The results of voting are shown for each matter considered.

Director election:

Nominee	Votes For	Votes withheld

Kurt D. Hellweg	2,466,869	144,666

Gary Lipscomb	2,506,361	105,174

Auditor ratification:

Votes for	2,582,684

Votes against	15,855

Abstentions	15,296

Item 5.    Other Information
None.

Item 6.    Exhibits and Reports on Form 8-K
a)    List of Exhibits

11. Statement re computation of per share earnings (set forth in "Note 4: Earnings Per Share" of the Notes to condensed financial statements (unaudited))
31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1 CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K

Furnished on July 16, 2003 relating to the registrant’s earnings release for the fourth quarter ended
June 30, 2003, and announcing the repurchase of additional shares of common stock and quarterly dividend information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title    Date

/s/ Don M. Gibson     November 6,2003
Don M. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston    November 6, 2003
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

