Form 10-K
period 2003-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2004-03-30
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended
- or -
[ X ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from July 1, 2003 to December 31, 2003

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
YES NO __X__

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on June 30, 2003, was $48.1 million. As of March 30, 2004 there were 2,998,897 shares of the Registrant's Common Stock outstanding.

1

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Annual Report to Stockholders (the "2003 Annual Report") for the transition period ended December 31, 2003 (Parts I and II).
2.   Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 19, 2004 (Part III).

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

    In 2003, the Company determined to change its fiscal year end from June 30 to a calendar year end of December 31. As a result, the Company is reporting a six month transition period ended December 31, 2003 in order to change to this new calendar year end.
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

Market Area

The Bank's primary market area is Greene County, which is in the southwestern corner of Missouri and includes the city of Springfield, Missouri. There is a large regional health care presence with two large regional hospitals employing over 14,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of Greene County's growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and receives between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities
Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

Composition of Loan Portfolio
	As of December 31,		As of June 30,

	2003		2003		2002		2001		2000		1999

	$	%	$	%	$	%	$	%	$	%	$	%

			(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$ 129,477	37%	$ 144,404	40%	149,443	44%	189,436	55%	198,155	63%	178,680	63%
Multi-family	44,242	13%	41,022	11%	44,055	13%	42,641	12%	39,146	12%	35,795	13%
Construction	49,814	14%	64,464	18%	49,807	15%	55,317	16%	41,372	13%	38,605	14%
Commercial real estate	72,105	21%	71,046	19%	58,434	17%	43,893	13%	26,559	9%	20,771	7%

Total mortgage loans	295,638	86%	320,936	88%	301,739	89%	331,287	96%	305,232	97%	273,851	97%

Commercial business loans	24,618	7%	18,967	5%	8,358	2%	5,511	1%	761	0%	544	0%
Savings account loans	268	0%	282	0%	367	0%	273	0%	461	0%	573	0%
Automobile	3,374	1%	3,438	1%	3,395	1%	2,260	1%	1,941	1%	2,016	1%
Other	21,799	6%	21,766	6%	27,313	8%	8,040	2%	7,118	2%	5,389	2%

Total consumer and other loans	50,059	14%	44,453	12%	39,433	11%	16,084	4%	10,281	3%	8,522	3%

Total loans	345,697	100%	365,389	100%	341,172	100%	347,371	100%	315,513	100%	282,373	100%

Less:
Loans in process	9,425		25,539		18,326		24,212		16,668		15,466
Deferred loan fees/costs, net	237		211		230		268		164		180
Unearned discounts	19		26		50		88		108		109
Allowance for loan losses	3,886		2,775		2,650		2,697		2,520		2,349

Total Loans, Net	$ 332,130		$ 336,838		319,916		320,106		296,053		264,269

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of December 31, 2003 of all loans due after December 2004, which have pre-determined interest rates and which have adjustable interest rates.
	Fixed Rates	Adjustable Rates	Total	% ARM

	(Dollars in Thousands)
One-to four-family	$24,784	91,539	116,323	79%
Multi-family	18,473	22,798	41,271	55%
Construction	657	4,388	5,045	87%
Commercial real estate	14,253	40,787	55,040	74%
Consumer & other loans	11,788	22,744	34,532	66%

Total loans (1)	$69,955	182,256	252,211	72%

(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2003. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
One to four family	$13,154	13,461	102,862	129,477
Multi family	2,971	18,687	22,584	44,242
Construction	36,898	4,945	100	41,943
Commercial real estate	15,511	44,979	10,061	70,551
Consumer and other loans	15,527	13,419	21,113	50,059

Total loans (1)	$84,061	95,491	156,720	336,272

Less:
Deferred loan fees/costs				237
Unearned discounts				19
Allowance for loan losses				3,886

Loans receivable net				$332,130

(1) Includes mortgage loans held for sale of $1,268.

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

As of December 31, 2003, $129.5 million or 37% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 69% were ARM loans. The Bank currently offers ARM and balloon loans that have fixed interest rates for one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2003, $44.2 million or 13% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the Federal Home Loan Bank of Des Moines ("FHLB") advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $9.5 million as of December 31, 2003, is the maximum the Bank will lend on a multi-family real estate loan.

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

Construction Loans. As of December 31, 2003, construction loans totaled $49.8 million or 14% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.
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

Commercial Real Estate. As of December 31, 2003, the Bank has commercial real estate loans totaling $72.1 million or 21% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a security interest in the real estate, personal guarantees of the principals, a security interest in personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $9.5 million as of December 31, 2003, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2003, the Bank’s commercial real estate loan portfolio included approximately $15.4 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the interest required to service the debt is a function of the time required to complete the development and sell the lots.
Consumer and Other Lending. The Bank also offers other loans, primarily loans secured by certificates of deposit, commercial business assets, consumer loans, home equity and automobile loans. As of December 31, 2003, the Bank has such loans totaling $50.1 million or 14% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer and commercial lending as opportunities present themselves.

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

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2003, the Bank has six loans 90 days or more past due with a principal balance of $406,960 and twenty six loans between 30 and 89 days past due with total principal balances of $931,727. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were on non-accrual or 90 days or more delinquent at the dates indicated.
Delinquency Summary	As of	As of
	December 31,	June 30,

	2003	2003	2002	2001	2000	1999

		(Dollars in Thousands)
Loans accounted for on a non-accrual basis or
or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$703	331	154	444	13	110
Multi-family	-	-	-	-	-	-
Construction	-	-	-	1,065	84	-
Commercial real estate	-	-	-	668	-	-

	703	331	154	2,177	97	110

Non-mortgage loans:
Commercial loans	-	-	-	109	-	-
Consumer and other loans	40	-	37	18	-	-

	40	-	37	127	-	-

Total non-accrual loans	$743	331	191	2,304	97	110

Accruing loans which are contractually past
maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	-	-	152	-
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	102
Commercial real estate	-	-	-	-	-	-

-		-	-	-	152	102

Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

-		-	-	-	-	-

Total past maturity or past due accruing loans	-	-	-	-	152	102

Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	743	331	191	2,304	249	212

Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	0.22%	0.10%	0.06%	0.73%	0.08%	0.08%

Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.19%	0.08%	0.05%	0.62%	0.07%	0.07%

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

The following table shows the principal amount of non-performing assets and the resulting impact on interest income for the periods then ended.
Non-Performing Assets	As of	As of
	December 31,	June 30,

	2003	2003	2002	2001	2000	1999

Non-accrual loans:		(Dollars in Thousands)
Mortgage loans:
One- to four-family	$703	331	659	1,358	578	151
Multi-family	-	-	-	-	441	751
Construction	-	-	-	2,115	84	-
Commercial real estate	-	-	1,017	1,396	3,652	-

	703	331	1,676	4,869	4,755	902

Non-mortgage loans:
Commercial loans	-	-	-	60	-	-
Consumer and other loans	40	-	75	19	2	4

	40	-	75	79	2	4

Total non-accrual loans	743	331	1,751	4,948	4,757	906
Real estate and other assets acquired in settlement of loans	6	182	683	4	2	102

Non-performing loans classified as in-substance
foreclosures	-	-	-	-	-	-

Total non-performing assets	$749	513	2,434	4,952	4,759	1,008

Total non-accrual loans as a percentage of net loans	0.22%	0.10%	0.55%	1.55%	1.61%	0.34%

Total non-performing assets as a percentage of total assets	0.19%	0.13%	0.65%	1.32%	1.39%	0.32%

Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$15	13	21	179	47	10

Problem Assets. Federal regulations require that the Bank review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

For management purposes, the Bank also designates certain loans for additional attention. Such loans are called "Special Mention" and have identified weaknesses, that if the situation deteriorates, the loans would merit a substandard classification.

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2003.
Classification of Assets	Special Mention		Substandard		Doubtful		Loss

Number		Amount	Number	Amount	Number	Amount	Number	Amount

(Dollars in Thousands)
Loans:
One- to four-family	40	$ 2,281	111	$ 6,539	-	$ -	-	$ -
Multi-family	-	-	-	-	-	-	-	-
Construction	1	352	2	158	-	-	-	-
Commercial real estate	-	-	3	346	-	-	-	-
Land	-	-	-	-	-	-	-	-
Other loans	3	74	17	361	3	218	-	-

Total loans	44	2,707	133	7,404	3	218	-	-

Foreclosed assets held-for-sale:
One- to four-family	-	-	-	-	-	-	-	-
Land and other assets	-	-	2	6	-	-	-	-

Total foreclosed assets	-	-	2	6	-	-	-	-

Total	44	$ 2,707	135	$ 7,410	3	$ 218	-	$ -

As of December 31, 2003, foreclosed assets held for sale consists of one car and one motorcycle. Single family houses collaterize the other non-accrual loans.

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

As of December 31, 2003 the Bank's total allowance for loan losses was $3.9 million or 1.1% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the Bank's policy of evaluating the risks inherent in its loan portfolio, and the regional economy.

    As of December 31, 2003, and pursuant to a regular examination by the Federal Deposit Insurance Corporation, the Bank reclassified a group of approximately 150 loans totaling approximately $9.0 million. These loans had been made to borrowers that used the proceeds to finance the purchase of single family residences and the costs required to bring them into condition for resale. The loans are secured by the properties purchased, and have maturity dates ranging from one to six months. The Bank reclassified the loans because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As a result of the reclassification of this group of loans, the Bank increased the allowance for loan losses by $800,000.

The bank is closely monitoring each of these loans. To date, all payments on these loan have been paid as agreed. Further, a number of the borrowers pledged additional collateral to secure their respective repayment obligations in the form of certificates of deposit.

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

The following tables set forth certain information concerning the Bank's allowance for possible loan losses for the periods indicated.

Allowance for Loan Losses	Six Months ended	Year Ended
	December 31,	June 30,

	2003	2003	2002	2001	2000	1999

		(Dollars in Thousands)
Beginning balance	$2,775	2,650	2,697	2,520	2,349	2,191

Gross loan charge offs
Mortgage Loans:
One- to four-family	(41)	(358)	(52)	(5)	-	-
Multi-family	-	-	-	-	-	-
Construction	-	(11)	(235)	-	-	(3)
Commercial real estate	-	-	(23)	(115)	-	-

	(41)	(369)	(310)	(120)	-	(3)

Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	(14)	(168)	(28)	(13)	(9)	(26)

			(28)	(13)	(9)	(26)

Total charge offs	(55)	(537)	(338)	(133)	(9)	(29)

Recoveries
Mortgage Loans:
One- to four-family	1	19	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction	1	6	-	-	-	-
Commercial real estate	-	-	-	-	-	-

	2	25	-	-	-	-

Non-mortgage loans:
Commercial loans	-	-	-	-	-	7
Consumer and other loans	2	27	-	-	-	-

	2	27	-	-	-	7

Total recoveries	4	52	-	-	-	7

Net loan charge-offs	(51)	(485)	(338)	(133)	(9)	(22)
Provision for loan losses charged to expense	1,162	610	291	310	180	180

Ending balance	$3,886	2,775	2,650	2,697	2,520	2,349

Net charge-offs as a percentage of average loans, net	0.02%	0.15%	0.10%	0.04%	0.00%	0.01%

Allowance for loan losses as a percentage of average loans, net	1.19%	0.85%	0.82%	0.87%	0.89%	1.00%

Allowance for loan losses as a percentage of total non-performing loans	523%	838%	151%	55%	53%	259%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.
	As of		As of
	December 31,		June 30,

	2003		2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

			(Dollars in thousands)
Mortgage Loans	$ 3,342	86%	$ 2,442	88%	$ 2,358	89%	$ 2,562	95%	$ 2,439	97%	$ 2,341	100%
Non-Mortgage Loans	544	14%	333	12%	292	11%	135	5%	81	3%	8	0%

Total	$ 3,886	100%	$ 2,775	100%	$ 2,650	100%	$ 2,697	100%	$ 2,520	100%	$ 2,349	100%

Investment Activities

The investment policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2003, the Company has investment securities with a carrying value of $16.7 million and an estimated fair value of $16.8 million. Of those securities $14.9 million, or 89%, of the Company’s investment securities portfolio are available-for-sale.

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
The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:
Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of December 31, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$78,336	4,587,264	-	4,665,600
Other stock	2,000,000	-	(326,000)	1,674,000
Debt Securities:
Trust preferred securities	6,557,201	11,071	(40,840)	6,527,432
U. S. government agencies	1,996,317	477	-	1,996,794
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	256,142	78	-	256,220
Mortgage-backed securities	1,611,452	81,240	-	1,692,692

	$12,499,448	4,680,130	(366,840)	16,812,738

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of June 30, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$80,294	4,082,846	-	4,163,140
Other stock	2,000,000	-	(324,000)	1,676,000
Debt Securities:
Trust preferred securities	6,550,357	-	(615,889)	5,934,468
U. S. government agencies	1,497,618	-	(79)	1,497,539
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	263,781	952	-	264,733
Mortgage-backed securities	1,987,113	149,541	-	2,136,654

	$12,379,163	4,233,339	(939,968)	15,672,534

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of June 30, 2002
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$80,294	5,044,706	-	5,125,000
Other stock	2,000,000	-	(48,000)	1,952,000
Debt Securities:
Trust preferred securities	6,536,781	-	(316,937)	6,219,844
U. S. government agencies	2,993,109	632	-	2,993,741
Mortgage-backed securities	174,563	-	(1,688)	172,875
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	301,139	3,629	-	304,768
Mortgage-backed securities	2,917,952	204,033	(5,007)	3,116,978

	$15,003,838	5,253,000	(371,632)	19,885,206

Composition of Investment Portfolio

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2003:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value

Due within one year	$1,996,317	1.06%	$1,996,794
Due after ten years (1)	6,813,343	1.87%	6,783,652
Equity securities not due on
a single maturity date	2,078,336	0.00%	6,339,600
Mortgage-backed securities not due on a
single maturity date	1,611,452	6.90%	1,692,692

	$12,499,448	2.49%	$16,812,738

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
Deposit Account Types
	As of December 31,
	2003

	Average		Percent
	Interest		of Total
	Rate	Amount	Deposits

NOW	0.30%	$34,257	14%
Savings	0.81%	17,221	7%
Money Market	1.34%	42,231	18%
Non-interest
bearing demand	0.00%	23,335	10%

Total		117,044	49%

Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	2.83%	68,500	29%
12-23 months	2.88%	23,695	10%
24-35 months	3.03%	12,052	5%
36-47 months	4.87%	8,643	4%
48-59 months	4.49%	4,595	2%
60-71 months	3.90%	2,541	1%
72-95 months	3.94%	61	0%

Total		120,087	51%

Total Deposits		$237,131	100%

	As of June 30,

	2003			2002			2001

	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

	(Dollars in Thousands)
NOW	0.31%	$ 32,806	14%	0.79%	$ 29,386	13%	1.49%	$ 22,612	13%
Savings	0.80%	17,458	7%	1.65%	17,770	8%	1.98%	7,578	4%
Money Market	1.31%	37,512	16%	2.07%	34,889	16%	3.70%	21,497	13%
Non-interest
bearing demand	0.00%	24,651	11%	0.00%	11,657	5%	0.00%	8,110	5%

Total		112,427	48%		93,702	42%		59,797	35%

Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.04%	70,009	30%	3.59%	76,382	34%	5.38%	70,605	41%
12-23 months	3.39%	26,161	11%	4.45%	33,889	15%	5.05%	20,158	12%
24-35 months	3.02%	5,552	2%	5.05%	10,076	4%	5.32%	14,994	9%
36-47 months	3.14%	5,187	2%	5.33%	1,926	1%	6.19%	3,453	2%
48-59 months	4.42%	7,409	2%	5.35%	4,744	2%	6.02%	795	0%
60-71 months	5.05%	5,620	2%	5.35%	4,565	2%	5.91%	1,998	1%
72-95 months	4.25%	3,312	2%	0.00%	-	0%	0.00%	-	0%

Total		123,250	52%		131,582	58%		112,003	65%

Total Deposits		$ 235,677	100%		$ 225,284	100%		$ 171,800	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of December 31, 2003.
As of December 31, 2003

Three months or less	$2,503
Over three through six months	1,138
Over six through twelve months	3,288
Over twelve months	4,912

Total	$11,841

Borrowings

Deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when supply of lendable funds cannot meet the demand for such loans, the FHLB System makes available, subject to compliance eligibility standards, a portion of the funds necessary through loans (advances) to its members. The following table presents certain data for Federal Home Loan Bank advances as of the dates indicated.

	As of	As of
	December 31,	June 30,
	2003	2003	2002	2001

		(Dollars in Thousands)
Remaining maturity:
Less than one year	$63,290	60,323	13,334	54,401
One to two years	7,850	7,350	26,322	9,690
Two to three years	10,500	6,500	5,350	31,114
Three to four years	1,000	3,000	6,500	6,285
Four to five years	14,950	3,950	3,000	9,587
Over five years	11,247	33,496	56,577	35,580

Total	$108,837	114,619	111,083	146,657

Weighted average rate at end of period	3.58%	4.14%	5.38%	5.99

For the period:
Average balance	$101,841	108,020	126,534	155,325
Average interest rate	4.17%	5.22%	5.56%	6.21

Maximum outstanding as of any month end	$109,496	114,619	144,711	171,006

Subsidiary Activity

The Bank is a subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. The Bank has an investment of $22,000 in its service corporation as of December 31, 2003. The service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

Other information about the Company’s business segments is contained in the section captioned "Segment Information" in Note 1 to the consolidated financial statements in the December 31, 2003 Annual Report. This information is incorporated herein by reference.

Financial Highlights	Six Months Ended	Year Ended
	December 31,	June 30,

	2003	2003	2002	2001

Dividend Payout Ratio	60%	48%	63%	61%

Return on Average Assets (1)	0.45%	0.95%	0.93%	0.92%

Return on Average Equity (1)	4.42%	9.78%	7.63%	6.20%

Stockholders' Equity to Assets	9.82%	9.37%	9.40%	13.42%

EPS Diluted	$0.52	1.26	1.00	0.77
Dividends	$0.31	0.60	0.63	0.47

(1) Annualized for six months ended December 31, 2003

Employees

Substantially, all of the activities of the Company are conducted through the Bank. As of December 31, 2003 the Company has no salaried employees.

As of March 30, 2004, the Bank has 88 full-time employees and 50 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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
Capital. The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and certain nonfinancial equity investments, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally consists of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities.

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

As of December 31, 2003, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized. Applicable capital and ratio information is contained under the section titled "Regulatory Matters" in Note 1 to the consolidated financial statements in the 2003 Annual Report.

Dividend Restrictions and Share Repurchases. The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

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

Acquisitions. Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the involved institutions’ performance under the Community Reinvestment Act of 1977 (the CRA), as amended. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on its most recent CRA compliance examinations, the Bank has received a "satisfactory" CRA rating.

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

Regulation of the Bank

General. The Bank is regulated and supervised by the Missouri Division of Finance, and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

Safety and Soundness Standards. Federal bank regulators are required to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards, which require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Anti-Terrorism Legislation. The USA Patriot Act of 2001 contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. U.S. financial institutions are required to adopt policies and procedures to combat money laundering and the Treasury Secretary is granted broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations.

Dividend Limitations. In the event the Bank would fail to meet federal minimum capital adequacy guidelines, its ability to pay dividends to the Company would be restricted. In addition, under Missouri law dividends paid by banks are restricted by a statutory formula, which provides for the maintenance of a surplus fund and prohibits the payment of dividends which would impair the surplus fund.

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

As of December 31, 2003, the years of age of these individuals was 60 for Mr. Gibson, 56 for Mr. Williams and 55 for Mr. Winston.

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

Item 3. Legal Proceedings

(a)   Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of December 31, 2003, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)   Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock Prices and Dividends" on page 1 of the 2003 Annual Report is incorporated herein by reference. Information under the section captioned "Cash Dividends Paid" on pages 11 and 13 of the 2003 Annual Report is incorporated herein by reference.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 4 through 16 of the  2003 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on pages 13 and 14 under the sections captioned "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the  2003 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 17 to 45 of the  2003 Annual Report and the financial information contained under the section captioned "Summary of Unaudited Quarterly Operating Results" set forth on page 16 of the  2003 Annual Report are incorporated herein by reference.

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

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

(b) There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2003 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "First Proposal: Election of Directors" on pages 3 to 5 (excluding any information contained under the section captioned "Meetings and Committees of the Board of Directors") of the Proxy Statement is incorporated herein by reference.

    The Company has adopted a Code of Conduct and Ethics, and it applies to all of the members of the board of directors, officers and employees of the Company (including the Bank), with special emphasis on compliance by the directors of the Company and the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and persons performing similar functions for the Company. The Company’s Code of Conduct and Ethics is available on the Company’s website at www.gfed.com and may be accessed by logging onto the Company’s website and clicking on the "About Us" link and then the "Code of Conduct" link. You will then be able to click on, and access, the Company’s Code of Conduct and Ethics. Amendments to, and waivers granted under, the Company’s Code of Conduct and Ethics, if any, will be posted to the Company’s website as well.

The information required by Item 10 regarding an audit committee financial expert and the identification of audit committee members is contained under the section captioned "Report of the Audit Committee" of the Proxy Statement and is incorporated herein by reference.
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

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans	391,047	13.40	17,063
approved by security holders

Equity compensation plans not	22,875	11.96	14,761

approved by security holders

Totals	413,922	13.32	31,824

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. A committee of the Bank’s Board of Directors (the "Committee") administers this plan and the 2001 SCP (discussed below). Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock. As of December 31, 2003, there are 1,425 restricted shares in this plan that are not vested. There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan have been awarded.

2001 Stock Compensation Plan. During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of December 31, 2003, 6,141 of the shares in this plan are not vested. No options have been granted under this plan. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan is 25,000 shares.

2003 Stock Option Agreement. During the period ended December 31, 2003, the independent directors of the Company authorized the issuance of 5,000 stock options as an employment inducement to a new officer of the Bank pursuant to a stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a "change in control" as defined in the agreement and expire no later than ten years from the date of grant. In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $17.20 per share.

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained under the section captioned "Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained under the section captioned "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

        1.   The following financial statements and the report of independent accountants included in the December 31, 2003 Annual Report are incorporated herein by reference.

    Independent Accountants’ Report

    Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003 and 2002.

    Consolidated Statements of Income for the Six Months Ended December 31, 2003 and
    2002 and for the Years Ended June 30, 2003, 2002, and 2001.

    Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 2003 and for the Years Ended June 30, 2003, 2002, and 2001.

    Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003 and
    2002 and for the Years Ended June 30, 2003, 2002, and 2001.

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

    3. The following exhibits are included in this Report or incorporated herein by reference:

     3(i)   Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
     3(ii)   Bylaws of Guaranty Federal Bancshares, Inc. (1), as amended on October 16, 2003
    4   Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
    10.1   1994 Stock Option Plan *(3)
    10.2   Recognition and Retention Plan *(4)
    10.3   1998 Stock Option Plan *(5)
    10.4   Restricted Stock Plan *(6)
     10.5    Change in Control Severance Agreement *(7)
    10.6    2000 Stock Compensation Plan *(7)
    10.7    2001 Stock Compensation Plan *(7)
    10.8   2003 Stock Option Agreement *
    11   Computation of per share earnings is set forth in Note 1 of the Notes to the consolidated financial statements under the section captioned            "Earnings Per Share" in the 2003 Annual Report.
    13   December 31, 2003 Annual Report to Stockholders for the transition period ended December 31, 2003 (only those portions incorporated by      reference in this document are deemed "filed")
    21   Subsidiaries of the Registrant ( See Item 1. Business – Subsidiary Activity)
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

* Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

1.   Furnished on October 15, 2003 relating to the registrant’s earnings release for the first quarter ended September 30, 2003; and announcing shares remaining to be repurchased to complete the repurchase plan announced November 22, 2002.

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

GUARANTY FEDERAL BANCSHARES, INC.

Date: March 30, 2004	By:	/s/ Don M. Gibson

Don M. Gibson
President and Chief Executive Officer
(Duly Authorized Representative)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Don M. Gibson	By:	/s/ Tim Rosenbury

	Don M. Gibson		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 30, 2004
(Principal Executive Officer)
Date:	March 30, 2004

By:	/s/ Bruce Winston	By:	/s/ Gary Lipscomb

	Bruce Winston		Gary Lipscomb
	SVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 30, 2004
Date:	March 30, 2004

By:	/s/ Wayne V. Barnes	By:	/s/ Jack L. Barham

	Wayne V. Barnes		Jack L. Barham
	Director		Chairman of the Board and Director
Date:	March 30, 2004	Date:	March 30, 2004

By:	/s/ Gregory V. Ostergren	By:	/s/ James L.. Sivils, III

	Gregory V. Ostergren		James L.. Sivils, III
	Director		Director
Date:	March 30, 2004	Date:	March 30, 2004

By:	/s/ Kurt D. Hellweg

Kurt D. Hellweg
Director
Date:	March 30, 2004

