Form 10-Q
period 2004-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2004-05-12
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

   Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004

Common Stock, Par Value $0.10	2,992,626 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Item	Page
PART I. Financial Information

1. Consolidated Financial Statements (Unaudited):
Statements of Financial Condition	3
Statements of Income	4
Statements of Stockholders’ Equity	5
Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3. Quantitative and Qualitative Disclosures about Market Risk	15

4. Control and Procedures	16

PART II. Other Information

1. Legal Proceedings	17

2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	17

3. Defaults Upon Senior Securities	17

4. Submission of Matters to a Vote of Security Holders	17

5. Other Information	17

6. Exhibits and Reports on Form 8-K	17

Signatures

Certification of the Principal Executive Officer

Certification of the Principal Financial Officer

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	3/31/04	12/31/03

Cash	$12,374,127	20,686,276
Interest-bearing deposits in other financial institutions	646,778	1,970,518

Cash and cash equivalents	13,020,905	22,656,794
Available-for-sale securities	14,831,567	14,863,826
Held-to-maturity securities	1,737,868	1,867,594
Stock in Federal Home Loan Bank, at cost	5,511,200	5,294,200
Mortgage loans held for sale	2,998,576	1,268,064
Loans receivable, net of allowance for loan losses of
March 31, 2004 - $4,074,694 - December 31, 2003 - $3,886,137	348,321,713	330,861,875
Accrued interest receivable:
Loans	1,282,432	1,242,683
Investments	64,928	63,045
Prepaid expenses and other assets	2,161,888	2,057,195
Foreclosed assets held for sale	172,196	5,975
Premises and equipment	6,444,987	6,576,003

	$396,548,260	386,757,254

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$244,108,903	237,130,744
Federal Home Loan Bank advances	110,381,667	108,836,948
Securities sold under agreements to repurchase	754,430	738,399
Advances from borrowers for taxes and insurance	574,665	259,267
Accrued expenses and other liabilities	286,420	308,497
Accrued interest payable	329,654	200,770
Dividend payable	433,375	432,513
Income taxes payable	537,570	227,495
Deferred income taxes	575,642	644,500

	357,982,326	348,779,133

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued; March 31, 2004 - 6,451,112 shares;
December 31, 2003 - 6,428,902 shares	645,111	642,890
Additional paid-in capital	51,644,430	51,330,202
Unearned ESOP shares	(1,971,930)	(2,030,930)
Retained earnings, substantially restricted	30,455,002	29,919,695
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; March 31, 2004 - $1,553,003;
December 31, 2003 - $1,565,830	2,644,303	2,666,143

	83,416,916	82,528,000
Treasury stock, at cost; March 31, 2004 - 3,452,215 shares;
December 31, 2003 - 3,436,650 shares	(44,850,982)	(44,549,879)

	38,565,934	37,978,121

	$396,548,260	386,757,254

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	3/31/2004	3/31/2003

INTEREST INCOME
Loans	$4,719,147	5,108,855
Investment securities	68,182	102,326
Other	53,788	93,296

	4,841,117	5,304,477

INTEREST EXPENSE
Deposits	1,153,832	1,390,112
Federal Home Loan Bank advances	895,578	1,387,149
Other	888	1,237

	2,050,298	2,778,498

NET INTEREST INCOME	2,790,819	2,525,979
PROVISION FOR LOAN LOSSES	188,830	255,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,601,989	2,270,979

NONINTEREST INCOME
Service charges	440,595	426,329
Late charges and other fees	73,630	219,365
Gain on sale of investment securities	177,957	-
Gain on sale of loans	121,612	403,633
Income (loss) on foreclosed assets	(5,987)	(2,737)
Other income	42,456	45,916

	850,263	1,092,506

NONINTEREST EXPENSE
Salaries and employee benefits	1,126,595	1,176,074
Occupancy	278,881	330,105
SAIF deposit insurance premiums	8,933	9,352
Data processing	117,948	107,696
Advertising	78,558	57,360
Other expense	432,081	370,391

	2,042,996	2,050,978

INCOME BEFORE INCOME TAXES	1,409,256	1,312,507
PROVISION FOR INCOME TAXES	439,880	427,824

NET INCOME	$969,376	884,683

BASIC EARNINGS PER SHARE	$0.35	0.32

DILUTED EARNINGS PER SHARE	$0.33	0.31

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2004	$ 642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121

Comprehensive income
Net income	-	-	-	-	969,376	-	969,376
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of ($12,827)	-	-	-	-	-	(21,840)	(21,840)

Total comprehensive income							947,536

Dividends ($0.155 per share)	-	-	-	-	(434,069)	-	(434,069)
Stock award plans	-	24,707	-	-	-	-	24,707
Stock options exercised	2,221	232,482	-	-	-	-	234,703
Release of ESOP shares	-	57,039	59,000	-	-	-	116,039
Treasury stock purchased	-	-	-	(301,103)	-	-	(301,103)

Balance, March 31, 2004	$ 645,111	51,644,430	(1,971,930)	(44,850,982)	30,455,002	2,644,303	38,565,934

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2003	$ 638,003	50,195,997	(2,281,070)	(43,193,917)	28,299,337	2,609,285	36,267,635

Net income	-	-	-	-	884,683	-	884,683
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($239,674)	-	-	-	-	-	(408,094)	(408,094)

Total comprehensive income							476,589
Dividends on common stock,
($0.15 per share)	-	-	-	-	(418,628)	-	(418,628)
Stock award plans	-	92,702	-	-	-	-	92,702
Stock options exercised	3,602	431,761	-	-	-	-	435,363
Release of ESOP shares	-	33,019	61,140	-	-	-	94,159
Treasury stock purchased	-	-	-	(781,465)	-	-	(781,465)

Balance, March 31, 2003	$ 641,605	50,753,479	(2,219,930)	(43,975,382)	28,765,392	2,201,191	36,166,355

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
	3/31/2004	3/31/2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$969,376	884,683
Items not requiring (providing) cash:
Deferred income taxes	(56,031)	(135,207)
Depreciation	150,875	192,762
Provision for loan losses	188,830	255,000
Gain on loans and investment securities	(299,569)	(403,633)
(Gain) loss on sale of foreclosed assets	-	2,390
Amortization of deferred income, premiums and discounts	28,695	21,450
Stock award plan expense	15,476	87,597
Origination of loans held for sale	(6,339,694)	(19,529,560)
Proceeds from sale of loans held for sale	4,730,794	17,090,646
Release of ESOP shares	116,039	94,159
Changes in:
Accrued interest receivable	(41,632)	(37,319)
Prepaid expenses and other assets	(104,693)	28,261
Accounts payable and accrued expenses	106,807	206,682
Income taxes payable	319,182	53,031

Net cash used in operating activities	(215,545)	(1,189,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(17,851,839)	(66,004)
Principal payments on available-for-sale securities	-	-
Principal payments on held-to-maturity securities	128,939	340,736
Proceeds from maturities of available-for-sale securities	1,500,000	2,000,000
Purchase of premises and equipment	(19,859)	(9,112)
Purchase of available-for-sale securities	(1,496,303)	(1,492,311)
Proceeds from sale of available-for-sale securities	180,894	-
Purchase of FHLB stock	(217,000)	-
Proceeds from sale of foreclosed assets	-	14,528

Net cash provided by (used in) investing activities	(17,775,168)	787,837

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	234,703	435,363
Cash dividends paid	(433,207)	(420,819)
Cash dividends received on RRP stock	124	547
Net increase (decrease) in demand deposits,		-
NOW accounts and savings accounts	(3,563,638)	2,693,310
Net increase (decrease) in certificates of deposit and securities sold		-
under agreements to repurchase	10,557,828	(2,291,456)
Proceeds from FHLB advances	70,000,000	39,500,000
Repayments of FHLB advances	(68,455,281)	(39,085,825)
Advances from borrowers for taxes and insurance	315,398	331,105
Treasury stock purchased	(301,103)	(781,465)

Net cash provided by financing activities	8,354,824	380,760

DECREASE IN CASH AND CASH EQUIVALENTS	(9,635,889)	(20,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,656,794	13,210,836

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,020,905	13,190,375

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission. The condensed consolidated statement of financial condition of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”), its wholly owned subsidiary, Guaranty Bank (the “Bank”) and the wholly-owned subsidiary of the Bank, Guaranty Financial Services of Springfield, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.
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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan (“SOP”). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan (“RSP”) and a 1998 Stock Option Plan (“1998 SOP”). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. As of March 31, 2004, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of March 31, 2004 there are 10,766 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $15,476 and $87,597 of expense under these stock award plans for the three month periods ended March 31, 2004 and 2003, respectively. The SOP, 1998 SOP and the 2000 SCP authorized stock options on shares to be issued to officers and employees of the Bank. As of March 31, 2004 all options except those on 17,063 shares have been granted. The RRP, RSP, SOP, 1998 SOP and 2000 SCP vest over a five year period. As of March 31, 2004, there were 416,712 unexercised options that have been granted at prices ranging from $5.83 to $19.62 per share and 292,818 of these options are exercisable.

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

	Three Months ended March 31,

	2004	2003

Net income, as reported	$969,376	884,683
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(8,725)	(43,270)

Pro forma net income	$960,651	841,413

Earnings per share:
Basic - as reported	$0.35	0.32

Basic - pro forma	$0.34	0.30

Diluted - as reported	$0.33	0.31

Diluted - pro forma	$0.33	0.29

Note 4: Earnings Per Share
	For three months ended March 31, 2004

	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$969,376	2,796,263	$0.35

Effect of Dilutive Securities: Stock Options		119,914

Diluted Earnings per Share	$969,376	2,916,177	$0.33

	For three months ended March 31, 2003

	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$884,683	2,800,235	$0.32

Effect of Dilutive Securities: Stock Options		55,784

Diluted Earnings per Share	$884,683	2,856,019	$0.31

Note 5: Other Comprehensive Income

	3/31/2004	3/31/2003

Unrealized gains (losses) on	$(34,667)	(647,768)
available-for-sale securities
Tax expense (benefit)	(12,827)	(239,674)

OTHER COMPREHENSIVE INCOME (LOSS)	$(21,840)	(408,094)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition at March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

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

Financial Condition

The Company’s total assets increased $9,791,006 (3%) from $386,757,254 as of December 31, 2003, to $396,548,260 as of March 31, 2004.

Interest-bearing deposits in other financial institutions decreased $1,323,740 (67%) from $1,970,518 as of December 31, 2003, to $646,778 as of March 31, 2004, as funds from these deposits were used to fund new loans.

Securities available-for-sale decreased $32,259 from $14,863,826 as of December 31, 2003, to $14,831,567 as of March 31, 2004. The Bank continues to hold 77,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $75,399 in the available-for-sale category. As of March 31, 2004, the gross unrealized gain on the FHLMC stock was $4,472,221, a decrease from $4,587,264 as of December 31, 2003.

Securities held-to-maturity decreased primarily due to principal repayments, by $129,726 (7%) from $1,867,594 as of December 31, 2003, to $1,737,868 as of March 31, 2004.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $217,000 (4%), due to the purchase of stock necessary to meet FHLB requirements.

Net loans receivable increased by $17,459,838 (5%) from $330,861,875 as of December 31, 2003, to $348,321,713 as of March 31, 2004. During this period, the Bank’s commercial loans increased by $15,627,127 (16.2%) as a result of the Bank continuing to increase its emphasis on commercial lending. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while retaining the servicing rights. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $1,530,071 (1%), while residential loans sold decreased by $1,844,886. Loans held for sale increased $1,730,512 (136%) to $2,998,576 at March 31, 2004, compared to $1,268,064 at December 31, 2003. The Bank continued to be active in construction lending. Construction loans increased by $782,734 (2%) to $50,597,050 at March 31, 2004, compared to $49,814,316 at December 31, 2003. See discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.” Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $188,557 (5%) from $3,886,137 as of December 31, 2003 to $4,074,694 as of March 31, 2004. The allowance increased due to the provision for loan losses of $188,830 recorded during this period exceeding net loan charge-offs of $273 this period. Management of the Company decided to increase the allowance for loan losses by this provision for loan losses charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2004 and 2003 – Provision for Loan Losses.” The allowance for loan losses as of March 31, 2004 and December 31, 2003 was 1.20% and 1.03%, respectively, of average net loans outstanding. As of March 31, 2004, the allowance for loan losses was 53.7% of impaired loans versus 54.3% as of December 31, 2003.

Premises and equipment decreased $131,016 (2%) from $6,576,003, as of December 31, 2003 to $6,444,987 as of March 31, 2004, primarily due to the depreciation recognized on these assets.
Deposits increased $6,978,159 (3%) from $237,130,744 as of December 31, 2003, to $244,108,903 as of March 31, 2004. For the three months ended March 31, 2004, checking and savings accounts decreased by $3,563,638 (3.0%) while certificates of deposits increased by $10,541,797 (8.7%). The increase in certificates of deposit was primarily due to an increase in brokered deposits of $13,468,381 (56.8%) during the period. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances increased by $1,544,719 (1%) from $108,836,948 as of December 31, 2003, to $110,381,667 as of March 31, 2004, due to new advances exceeding repayments of advances.

Advances from borrowers for taxes and insurance increased $315,398 (122%) from $259,267 of December 31, 2003, to $574,665 as of March 31, 2004 due to the timing of payment of real estate taxes.
Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $587,813 (2%) from $37,978,121 as of December 31, 2003, to $38,565,934 as of March 31, 2004. This increase was due to several factors, the Company’s net income during this period was $969,376 which was partially offset by dividends in the amount of $434,069 ($0.155 per share) which were declared prior to March 31, 2004 and paid on April 14, 2004, to stockholders’ of record as of March 30, 2004. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 15,565 shares of treasury stock at an aggregate cost of $301,103 (an average cost of $19.34 per share). As of March 31, 2004, 225,629 shares remain to be repurchased under the repurchase plan announced November 22, 2002. On a per share basis, stockholders’ equity increased from $13.62 as of December 31, 2003 to $13.77 as of March 31, 2004.

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

	Three Months ended 3/31/2004			Three Months ended 3/31/2003

	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost

ASSETS
Interest-earning:
Loans	$339,346	4,719	5.56%	$329,368	5,109	6.20%
Investment securities	10,267	68	2.65%	10,580	102	3.86%
Other assets	14,785	54	1.46%	21,830	93	1.72%

Total interest-earning	364,398	4,841	5.31%	361,778	5,304	5.87%

Noninterest-earning	20,170			13,555

	$384,568			$375,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$16,979	34	0.80%	$17,235	45	1.04%
Transaction accounts	74,660	163	0.87%	67,831	178	1.05%
Certificates of deposit	124,269	956	3.08%	127,947	1,167	3.65%
FHLB Advances	108,769	896	3.30%	107,030	1,387	5.18%
Other Borrowed Funds	-	-	-	731	1	0.55%

Other borrowed funds	784	1	0.51%	731	1	0.55%

Total interest-bearing	325,461	2,050	2.52%	321,505	2,779	3.46%

Noninterest-bearing	20,660			17,727

Total liabilities	346,121			339,232
Stockholders’ equity	38,447			36,101

	$384,568			$375,333

Net earning balance	$38,937			$41,004

Earning yield less costing rate			2.79%			2.40%

Net interest income, and net yield spread
on interest earning assets		$2,791	3.06%		$2,526	2.79%

Ratio of interest-earning assets to
interest-bearing liabilities		112%			113%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2004 and 2003

Net income for the three months ended March 31, 2004 was $969,376 ($0.35 per share) as compared to $884,683, ($0.32 per share) for the three months ended March 31, 2003, which represents an increase in earnings of $84,693 (10%) for the three month period ended March 31, 2004, compared to the same period in 2003.

Interest Income

Total interest income for the three months ended March 31, 2004, decreased $463,360 (9%) as compared to the three months ended March 31, 2003. For the three month period ended March 31, 2004 compared to the same period in 2003, the average yield on interest earning assets decreased 56 basis points to 5.31%, while the average balance of interest earnings assets increased approximately $2,620,000.

Interest Expense

Total interest expense for the three months ended March 31, 2004, decreased $728,200 (26%) when compared to the three months ended March 31, 2003. For the three month period ended March 31, 2004, the average cost of interest bearing liabilities decreased 94 basis points to 2.52%, while the average balance of interest bearing liabilities, however, increased approximately $4,687,000 when compared to the same period in 2003.

Net Interest Income

Net interest income for the three months ended March 31, 2004, increased $264,840 (10%) when compared to the same period in 2003. The average balance of interest bearing liabilities increased by approximately $2,067,000 more than the average balance in interest earning assets increased when comparing the three month period ended March 31, 2004 to the same period in 2003. However, for the three month period ended March 31, 2004, the earning yield minus the costing rate spread increased 39 basis points to 2.79% compared to the same period in 2003.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $188,830 for the three months ended March 31, 2004, and of $255,000 for the same period in 2003. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $242,243 (22%) for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The primary reason for this decrease was a decrease in the Bank’s mortgage banking activities. During the quarter ended March 31, 2004, profit from the sale of mortgage loans decreased by $282,021 (70%), from $403,633 for the three months ended March 31, 2003, to $121,612 for the three months ended March 31, 2004, which was a result of a decrease in mortgage refinance activity due to an increase in interest rates. In addition, late charges and other fees decreased by $145,735 (66%), from $219,365 during the three months ended March 31, 2003, to $73,630 during the three months ended March 31, 2004. During the three month ended March 31, 2003, the Bank collected prepayment penalties of $313,272 on loan payoffs, compared to $34,879 collected during the same period in 2004. These decreases were partially offset by profit realized by the Bank on the sale of securities. During the three months ended March 31, 2004, the Bank sold 3,000 shares of FHLMC stock resulting in a profit of $177,957. There were no profits realized on the sale of securities during the same period in 2003.

Noninterest Expense

Noninterest expense decreased $7,982 for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. This small decrease is attributed to the Company’s emphasis on controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes
The provision for income taxes increased $12,056 (3%) for the three months ended March 31, 2004, as compared to the same period in 2003. This increase was due to the increase in before tax income for the three months ended March 31, 2004, compared to the same period in 2003.
Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of March 31, 2004, was $4,074,694 or 1.2% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of March 31, 2004, were $8,607,503 or 2.2% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.0 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of March 31, 2004, $6,131,296 of the assets classified as substandard were attributed to this group of loans. Management has considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.
	3/31/2004	12/31/2003	12/31/2002

Nonperforming loans	$837	743	396
Real estate acquired in settlement of loans	172	6	8

Total nonperforming assets	$1,009	749	404

Total nonperforming assets as a percentage of total assets	0.25%	0.19%	0.11%
Allowance for loan losses	$4,075	3,886	2,640
Allowance for loan losses as a percentage of average net loans	1.20%	1.17%	0.82%

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and extensions of credit from FHLB. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate.

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2004 the Bank had approximately $29,699,000 in commitments to originate mortgage and commercial loans and $5,334,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2004, such loans made up 14.0% of the net loans receivable. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2003, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $117,044,097 or 49% of its total deposits. As of March 31, 2004, these accounts totaled $113,480,459 or 46% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2004 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets

in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300	$34,797	$(2,461)	-7%	10.15%	-0.08%
+200	35,868	(1,390)	-4%	10.26%	0.03%
+100	36,728	(530)	-1%	10.29%	0.07%
NC	37,258	-	-	10.23%	-
-100	37,697	439	1%	10.13%	-0.09%

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

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank’s asset and liability goals and strategies.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings
None.

Item 2.    Changes in Securities and Use of Proceeds, Use of Proceeds and Issuer Purchases of Equity
Securities
The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004

February 1, 2004 to February 29, 2004

March 1, 2004 to March 31, 2004

Total	16,465		16,465	224,729

(1)The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to aVote of Common Security Holders
None.

Item 5.   Other Information
None.

Item 6.   Exhibits and Reports on Form 8-K
a)   List of Exhibits

11. Statement re computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to condensed financial statements (unaudited))
31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
   32.1 CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K

                1.   Furnished on January 16, 2004 relating to the Company’s earnings release for the quarter ended December 31, 2003 and change in fiscal year to a calendar year end of December 31, and announcing the shares of common stock remaining to be repurchased under the Company’s repurchase plan.

2.   Furnished on March 10, 2004 relating to a press release announcing the hiring of Shaun Burke as the President and CEO of the Bank.

3.   Furnished March 17, 2004 relating to the Company’s press release announcing revised earnings for the quarter ended December 31, 2003.

          4.   Furnished on April 16, 2004 relating to the Company’s earnings release for the first quarter ended March 31, 2004, and announcing the shares of common stock remaining to be repurchased under the Company’s repurchase plan..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title   Date

/s/ Don M. Gibson    May 12, 2004
Don M. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston   May 12, 2004
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)