Form 10-Q/A
period 2004-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2004-05-19
CIK 1046203

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

This 10-Q/A is being filed to amend the 10-Q that was originally filed on May 12, 2004.  The purpose of this amendment is to correct the table found in Part II, item 2., entitled Issuer Purchase of Equity Securities.  The table in the 10-Q filed on May 12, 2004, was incomplete.

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

PART II

Item 1.   Legal Proceedings
None.

Item 2.    Changes in Securities and Use of Proceeds, Use of Proceeds and Issuer Purchases of Equity
Securities
The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004	4,616	19.25	4,616	241,194

February 1, 2004 to February 29, 2004	2,049	19.40	2,049	236,578

March 1, 2004 to March 31, 2004	8,900	19.38	8,900	234,529

Total	15,565	19.34	15,565	225,629

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

/s/ Don M. Gibson    May 19, 2004
Don M. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston   May 19, 2004
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)