Form 10-Q
period 2004-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2004-08-10
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

   Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2004

Common Stock, Par Value $0.10	2,995,192 Shares

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	6/30/04	12/31/03

Cash	$10,461,775	20,686,276
Interest-bearing deposits in other financial institutions	230,153	1,970,518

Cash and cash equivalents	10,691,928	22,656,794
Available-for-sale securities	14,993,857	14,863,826
Held-to-maturity securities	1,508,797	1,867,594
Stock in Federal Home Loan Bank, at cost	5,942,500	5,294,200
Mortgage loans held for sale	1,564,767	1,268,064
Loans receivable, net of allowance for loan losses of
June 30, 2004 - $4,132,755 - December 31, 2003 - $3,886,137	364,686,594	330,861,875
Accrued interest receivable:
Loans	1,285,624	1,242,683
Investments	62,895	63,045
Prepaid expenses and other assets	2,448,380	2,057,195
Foreclosed assets held for sale	103,892	5,975
Premises and equipment	6,353,608	6,576,003

	$409,642,842	386,757,254

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$258,812,782	237,130,744
Federal Home Loan Bank advances	108,086,000	108,836,948
Securities sold under agreements to repurchase	1,036,268	738,399
Advances from borrowers for taxes and insurance	772,648	259,267
Accrued expenses and other liabilities	362,175	308,497
Accrued interest payable	165,111	200,770
Dividend payable	432,899	432,513
Income taxes payable	36,317	227,495
Deferred income taxes	634,010	644,500

	370,338,210	348,779,133

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued; June 30, 2004 - 6,461,562 shares;
December 31, 2003 - 6,428,902 shares	646,156	642,890
Additional paid-in capital	51,850,114	51,330,202
Unearned ESOP shares	(1,914,930)	(2,030,930)
Retained earnings, substantially restricted	31,037,096	29,919,695
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; June 30, 2004 - $1,614,814;
December 31, 2003 - $1,565,830	2,749,549	2,666,143

	84,367,985	82,528,000
Treasury stock, at cost; June 30, 2004 - 3,463,186 shares;
December 31, 2003 - 3,436,650 shares	(45,063,353)	(44,549,879)

	39,304,632	37,978,121

	$409,642,842	386,757,254

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	Three months ended		Six months ended

	6/30/2004	6/30/2003	6/30/2004	6/30/2003

INTEREST INCOME
Loans	$4,733,012	4,992,717	9,452,159	10,101,572
Investment securities	77,838	85,749	146,020	188,075
Other	61,299	108,581	115,087	201,877

	4,872,149	5,187,047	9,713,266	10,491,524

INTEREST EXPENSE
Deposits	1,108,367	1,291,158	2,262,199	2,681,270
Federal Home Loan Bank advances	825,399	1,288,122	1,720,977	2,675,271
Other	1,034	1,059	1,922	2,296

	1,934,800	2,580,339	3,985,098	5,358,837

NET INTEREST INCOME	2,937,349	2,606,708	5,728,168	5,132,687
PROVISION FOR LOAN LOSSES	225,000	150,000	413,830	405,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,712,349	2,456,708	5,314,338	4,727,687

NONINTEREST INCOME
Service charges	444,541	467,806	885,136	894,135
Late charges and other fees	140,200	(94,490)	213,830	124,875
Gain on sale of investment securities	171,456	-	349,413	-
Gain on sale of loans	76,499	471,184	198,111	874,817
Income (loss) on foreclosed assets	969	(6,298)	(5,018)	(9,035)
Other income	42,968	5,887	85,424	51,803

	876,633	844,089	1,726,896	1,936,595

NONINTEREST EXPENSE
Salaries and employee benefits	1,170,318	1,142,519	2,296,913	2,318,593
Occupancy	287,430	318,838	566,311	648,943
SAIF deposit insurance premiums	8,926	9,182	17,859	18,534
Data processing	107,389	85,114	225,337	192,810
Advertising	72,274	55,496	150,832	112,856
Other expense	433,056	457,536	865,137	827,927

	2,079,393	2,068,685	4,122,389	4,119,663

INCOME BEFORE INCOME TAXES	1,509,589	1,232,112	2,918,845	2,544,619
PROVISION FOR INCOME TAXES	494,797	301,176	934,677	729,000

NET INCOME	$1,014,792	930,936	1,984,168	1,815,619

BASIC EARNINGS PER SHARE	$0.36	0.33	0.71	0.65

DILUTED EARNINGS PER SHARE	$0.35	0.33	0.68	0.64

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2004	$ 642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121

Comprehensive income
Net income	-	-	-	-	1,984,168	-	1,984,168
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of $48,984	-	-	-	-	-	83,406	83,406

Total comprehensive income							2,067,574

Dividends ($0.31 per share)	-	-	-	-	(866,767)	-	(866,767)
Stock award plans	-	38,126	-	-	-	-	38,126
Stock options exercised	3,266	371,537	-	-	-	-	374,803
Release of ESOP shares	-	110,249	116,000	-	-	-	226,249
Treasury stock purchased	-	-	-	(513,474)	-	-	(513,474)

Balance, June 30, 2004	$ 646,156	51,850,114	(1,914,930)	(45,063,353)	31,037,096	2,749,549	39,304,632

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2003	$ 638,003	50,195,997	(2,281,070)	(43,193,917)	28,299,337	2,609,285	36,267,635

Net income	-	-	-	-	1,815,619	-	1,815,619
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($369,572)	-	-	-	-	-	(629,272)	(629,272)

Total comprehensive income							1,186,347
Dividends ($0.30 per share)	-	-	-	-	(834,172)	-	(834,172)
Stock award plans	-	360,611	-	-	-	-	360,611
Stock options exercised	3,682	439,633	-	-	-	-	443,315
Release of ESOP shares	-	69,340	124,140	-	-	-	193,480
Treasury stock purchased	-	-	-	(1,075,404)	-	-	(1,075,404)

Balance, June 30, 2003	$ 641,685	51,065,581	(2,156,930)	(44,269,321)	29,280,784	1,980,013	36,541,812

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
	6/30/2004	6/30/2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,984,168	1,815,619
Items not requiring (providing) cash:
Deferred income taxes	(59,475)	(323,732)
Depreciation	296,287	379,435
Provision for loan losses	413,830	405,000
Gain on loans and investment securities	(547,524)	(874,817)
Loss on sale of premises and equipment	3,185	37,761
Loss on sale of foreclosed assets	784	13,908
Amortization of deferred income, premiums and discounts	19,012	(18,617)
Stock award plan expense	28,389	175,194
Origination of loans held for sale	(14,203,603)	(42,865,440)
Proceeds from sale of loans held for sale	14,105,011	39,251,232
Release of ESOP shares	226,249	193,480
Changes in:
Accrued interest receivable	(42,791)	4,653
Prepaid expenses and other assets	(391,185)	125,834
Accounts payable and accrued expenses	18,019	(280,188)
Income taxes payable	(181,659)	(136,398)

Net cash provided by (used in) operating activities	1,668,697	(2,097,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(34,664,438)	(7,999,121)
Principal payments on held-to-maturity securities	373,090	589,471
Proceeds from maturities of available-for-sale securities	3,500,000	2,500,000
Purchase of premises and equipment	(83,077)	(36,463)
Proceeds from sale of premises and equipment	6,000	-
Purchase of available-for-sale securities	(3,486,891)	(1,989,443)
Proceeds from sale of available-for-sale securities	355,287	-
Purchase of FHLB stock	(648,300)	-
Proceeds from sale of foreclosed assets	277,261	(61,690)
Purchase of other investments	-	(106,000)

Net cash used in investing activities	(34,371,068)	(7,103,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	374,803	443,315
Cash dividends paid	(866,381)	(839,188)
Cash dividends received on RRP stock	217	1,065
Net increase in demand deposits,
NOW accounts and savings accounts	2,286,311	10,321,347
Net increase (decrease) in certificates of deposit and securities sold
under agreements to repurchase	19,693,596	(4,903,501)
Proceeds from FHLB advances	112,000,000	109,500,000
Repayments of FHLB advances	(112,750,948)	(99,249,398)
Advances from borrowers for taxes and insurance	513,381	626,396
Treasury stock purchased	(513,474)	(896,022)

Net cash provided by financing activities	20,737,505	15,004,014

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,964,866)	5,803,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,656,794	13,210,836

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,691,928	19,014,528

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
Note 3: Benefit Plans

The Company has established stock option and stock award plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. The plans provide a proprietary interest in the Company in a manner designed to encourage these individuals to remain with the Bank. A Committee of the Bank’s Board of Directors administers the plans. The Company accounts for the cost of share purchases under the plans as a reduction of stockholders' equity. The awards vest at the rate of 20% per year over a five-year period. Compensation expense is recognized based on the Company’s stock price on the date the shares are awarded to employees.

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan (“SOP”). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan (“RSP”) and a 1998 Stock Option Plan (“1998 SOP”). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan (“2004 SOP”). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date no options have been granted under this plan. As of June 30, 2004, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of June 30, 2004, there are 10,366 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $28,389 and $175,194 of expense under these stock award plans for the six month periods ended June 30, 2004 and 2003, respectively. The SOP, 1998 SOP, 2000 SCP and the 2001 SCP authorized stock options on shares to be issued to officers and employees of the Bank. As of June 30, 2004 all options except those on 31,824 shares have been granted. The RRP, RSP, SOP, 1998 SOP, 2000 SCP and 2001 SCP vest over a five year period. As of June 30, 2004, there were 406,262 unexercised options that have been granted at prices ranging from $5.83 to $19.62 per share and 292,818 of these options are exercisable.

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

	Three Months ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

Net income, as reported	$1,014,792	930,936	1,984,168	1,815,619
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(9,266)	(44,601)	(18,532)	(84,462)

Pro forma net income	$1,005,526	886,335	1,965,636	1,731,157

Earnings per share:
Basic - as reported	$0.36	0.33	0.71	0.65

Basic - pro forma	$0.36	0.32	0.70	0.62

Diluted - as reported	$0.35	0.33	0.68	0.64

Diluted - pro forma	$0.34	0.31	0.67	0.61

Note 4: Earnings Per Share
	For three months ended June 30, 2004			For six months ended June 30, 2004

	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$1,014,792	2,799,313	$0.36	$1,984,168	2,797,788	$0.71

Effect of Dilutive Securities:
Stock Options		141,044			141,360

Diluted Earnings per Share	$1,014,792	2,940,357	$0.35	$1,984,168	2,939,148	$0.68

	For three months ended June 30, 2003			For six months ended June 30, 2003

Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share

Basic Earnings per Share	$930,936	2,781,624	$0.33	$1,815,619	2,790,809	$0.65

Effect of Dilutive Securities:
Stock Options		72,640			69,132

Diluted Earnings per Share	$930,936	2,854,264	$0.33	$1,815,619	2,859,941	$0.64

Note 5: Other Comprehensive Income

	6/30/2004	6/30/2003

Unrealized gains (losses) on	$132,390	(998,844)
available-for-sale securities
Tax expense (benefit)	48,984	(369,572)

OTHER COMPREHENSIVE INCOME (LOSS)	$83,406	(629,272)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition at June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Financial Condition

The Company’s total assets increased $22,885,588 (6%) from $386,757,254 as of December 31, 2003, to $409,642,842 as of June 30, 2004.

Interest-bearing deposits in other financial institutions decreased $1,740,365 (88%) from $1,970,518 as of December 31, 2003, to $230,153 as of June 30, 2004, as funds from these deposits were used to fund new loans.

Securities available-for-sale increased $130,031(1%) from $14,863,826 as of December 31, 2003, to $14,993,857 as of June 30, 2004. The Bank continues to hold 74,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $73,441 in the available-for-sale category. As of June 30, 2004, the gross unrealized gain on the FHLMC stock was $4,610,759, an increase from $4,587,264 as of December 31, 2003.

Securities held-to-maturity decreased primarily due to principal repayments by $358,797 (19%) from $1,867,594 as of December 31, 2003, to $1,508,797 as of June 30, 2004.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $648,300 (12%), due to the purchase of such stock necessary to meet FHLB requirements.

    Net loans receivable increased by $33,824,719 (10%) from $330,861,875 as of December 31, 2003, to $364,686,594 as of June 30, 2004. Commercial loans increased by $33,738,023 (35%) from $96,723,175 as of December 31, 2004, to $130,461,198 as of June 30, 2004. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while retaining the servicing rights. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $7,804,988 (6%), while residential loans sold decreased by $74,505. Loans held for sale increased $296,703 (23%) to $1,564,767 at June 30, 2004, compared to $1,268,064 at December 31, 2003. The Bank continued to be active in construction lending. Construction loans increased by $338,910 (1%) to $50,153,226 at June 30, 2004, compared to $49,814,316 at December 31, 2003. See discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.” Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $246,618 (6%) from $3,886,137 as of December 31, 2003 to $4,132,755 as of June 30, 2004. The allowance increased due to the provision for loan losses of $413,830 recorded during this period exceeding net loan charge-offs of $167,192 this period. Management of the Company decided to increase the allowance for loan losses by this provision for loan losses charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under “Results of Operations – Comparison of Three Month and Six Month Periods Ended June 30, 2004 and 2003 – Provision for Loan Losses.” The allowance for loan losses as of June 30, 2004 and December 31, 2003 was 1.18% and 1.17%, respectively, of average net loans outstanding. As of June 30, 2004, the allowance for loan losses was 48% of impaired loans versus 54% as of December 31, 2003.

Premises and equipment decreased $222,395 (3%) from $6,576,003, as of December 31, 2003 to $6,353,608 as of June 30, 2004, primarily due to the depreciation recognized on these assets.
Deposits increased $21,682,038 (9%) from $237,130,744 as of December 31, 2003, to $258,812,782 as of June 30, 2004. For the six months ended June, 2004, checking and savings accounts increased by $2,286,311 (2%) while certificates of deposits increased by $19,395,728 (16%). The increase in certificates of deposit was primarily due to an increase in brokered deposits of $23,154,027 (98%) during the period. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances decreased by $750,948 (1%) from $108,836,948 as of December 31, 2003, to $108,086,000 as of June 30, 2004, due to repayment of advances exceeding new advances.
As a part of management’s review of available funding, management continually evaluates the cost of FHLB advances and the cost of the national brokered certificate of deposit market versus retail certificate of deposits in the local market. The aggregate of brokered certificate of deposits include both the cost of the interest paid to the depositor and the fee paid to the broker. At times, the all-inclusive cost of brokered certificate of deposits is less that the marginal cost of increasing local retail certificate of deposits. Management believes a combination of these three sources of funds will provide the lowest cost long-term funding.

Advances from borrowers for taxes and insurance increased $513,381 (198%) from $259,267 as of December 31, 2003, to $772,648 as of June 30, 2004 due to the timing of payment of real estate taxes.
Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $1,326,511 (3%) from $37,978,121 as of December 31, 2003, to $39,304,632 as of June 30, 2004. This increase was due to several factors. The Company’s net income during this period was $1,984,168 which was partially offset by dividends in the amount of $434,069 ($0.155 per share) which were paid on April 14, 2004, to stockholders’ of record as of March 30, 2004 and $432,698 ($0.155 per share) which were declared prior to June 30, 2004 and paid on July 15, 2004, to stockholders’ of record as of July 1, 2004. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 26,536 shares of treasury stock at an aggregate cost of $513,474 (an average cost of $19.35 per share). As of June 30, 2004, 214,658 shares remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $13.62 as of December 31, 2003 to $14.00 as of June 30, 2004.

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

	Six months ended 6/30/2004			Six months ended 6/30/2003

	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost

ASSETS
Interest-earning:
Loans	$348,867	9,452	5.42%	$329,643	10,101	6.13%
Investment securities	10,083	146	2.90%	10,203	188	3.69%
Other assets	15,094	115	1.52%	17,669	202	2.29%

Total interest-earning	374,044	9,713	5.19%	357,515	10,491	5.87%

Noninterest-earning	20,089			19,592

	$394,133			$377,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$17,112	67	0.78%	$17,270	89	1.03%
Transaction accounts	76,323	334	0.88%	68,237	354	1.04%
Certificates of deposit	126,015	1,861	2.95%	125,521	2,238	3.57%
FHLB Advances	112,629	1,721	3.06%	108,436	2,675	4.93%
Other borrowed funds	835	2	0.48%	690	2	0.58%

Total interest-bearing	332,914	3,985	2.39%	320,154	5,358	3.35%

Noninterest-bearing	22,197			20,124

Total liabilities	355,111			340,278
Stockholders’ equity	39,022			36,829

	$394,133			$377,107

Net earning balance	$41,130			$37,361

Earning yield less costing rate			2.80%			2.52%

Net interest income, and net yield spread
on interest earning assets		$5,728	3.06%		$5,133	2.87%

Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month and Six Month Periods Ended June 30,
2004 and 2003

Net income for the three months and six months ended June 30, 2004 was $1,014,792 and $1,984,168, respectively, as compared to $930,936 and $1,815,619, respectively, for the three months and six months ended June 30, 2003, which represents an increase in earnings of $83,856 (9%) for the three month period, and an increase in earnings of $168,549 (9%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2004, decreased $314,898
(6%) and $778,258 (7%), respectively, as compared to the three months and six months ended June 30, 2003. For the three month and six month periods ended June 30, 2004 compared to the same periods in 2003, the average yield on interest earning assets decreased 70 basis points to 5.08% and 68 basis points to 5.19%, respectively, while the average balance of interest earning assets increased $24,980,000 and $16,529,000, respectively.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2004, decreased $645,539 (25%) and $1,373,739 (26%), respectively, when compared to the three months and six months ended June 30, 2004. For the three month and six month periods ended June 30, 2004 compared to the same periods in 2003, the average cost of interest bearing liabilities decreased 96 basis points to 2.27% and 96 basis points to 2.39%, respectively, while the average balance increased $20,826,000 and $12,760,000, respectively. The Company prepaid long-term fixed rate FHLB advances during 2004, resulting in a decrease in average cost of FHLB advances of 186 basis points for the three month period and 187 basis points for the six month period ended June 30, 2004 compared to the same periods in 2003.

Net Interest Income

As a result of the interest income and interest expense for the three months and six months ended June 30, 2004 as discussed above , net interest income for the three months and six months ended June 30, 2004 increased $330,641 (13%) and $595,481 (12%), respectively, when compared to the same periods in 2003.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $225,000 and $413,830 for the three months and six months ended June 30, 2004, respectively, compared to $150,000 and $405,000 for the same periods in 2003. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $32,544 (4%) and decreased $209,699 (11%) for the three months and six months ended June 30, 2004, respectively, when compared to the three months and six months ended June 30, 2003. The increase for the three months ended June 30, 2004 was primarily due to increases in gain on sale of investment securities and in late charges and other fees, which were partially offset by decreases in gain on sale of loans as discussed below. The decrease for the six months ended June 30, 2004 was primarily due to decreases in gain on sale of loans, which were partially offset by increases in gain on sale of investment securities and in late charges and other fees as discussed below.

During the three months and six months ended June 30, 2004, gain on sale of investments was $171,456 and $349,413, respectively. These gains resulted from the sale of 1,000 shares of FHLMC stock each month. The sale price ranged from $56.76 per share to $63.10 per share during this period. During the same periods in 2003, there were no gains on sale of investments as no sales of shares of FHLMC occurred during these periods.

Late charges and other fees increased $234,690 for the three months ended June 30, 2004, and increased $88,955 (71%) for the six months ended June 30, 2004, when compared to the same periods in 2003. The increase in the three months and six months ended June 30, 2004 was primarily due to a reduction in the amortization associated with the Bank’s originated mortgage servicing rights (“OMSR”) expense and a recovery of a loss on the impairment of these rights. During the three month and six month periods ended June 30, 2004, OMSR amortization expense was $62,919 and $126,123, respectively, compared to $159,949 and $277,813 during the same periods in 2003. During the three month and six month periods ended June 30, 2004, OMSR impairment loss adjustment was a recovery of $58,036 and $48,478, respectively, compared to a write down of $(159,949) and $(277,813) during the same periods in 2003. In addition, during the three month and six month periods ended June 30, 2004, the Bank collected prepayment penalties of $34,403 and $69,282, respectively, on loan payoffs, compared to $21,564 and $358,121, respectively, collected during the same periods in 2003.
Gain on sale of loans decreased $394,685 (84%) and $676,706 (77%) for the three months and six months ended June 30, 2004, respectively, when compared to the same periods in 2003, which was a result of a decrease in mortgage refinance activity due to an increase in interest rates.

Noninterest Expense

Noninterest expense increased $10,708 (1%) and $2,726 for the three months and six months ended June 30, 2004 when compared to the three months and six months ended June 30, 2003. These small increases are attributed to the Company’s emphasis on controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes

There was an increase of $193,621 (64%) and $205,677 (28%) in the provision for income taxes for the three months and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. These increases were due to an increase in before tax income for the three months and six months ended June 30, 2004, compared to the same period in 2003.
Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of June 30, 2004, was $4,132,755 or 1.2% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of June 30, 2004, were $8,569,269 or 2.1% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.0 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of June 30, 2004, $4,765,428 of the assets classified as substandard were attributed to this group of loans. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.
	6/30/2004	12/31/2003	12/31/2002

Nonperforming loans	$1,062	743	396
Real estate acquired in settlement of loans	194	6	8

Total nonperforming assets	$1,256	749	404

Total nonperforming assets as a percentage of total assets	0.32%	0.19%	0.11%
Allowance for loan losses	$4,133	3,886	2,640
Allowance for loan losses as a percentage of average net loans	1.18%	1.17%	0.82%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of June 30, 2004 the Bank had approximately $26,413,000 in commitments to originate mortgage and commercial loans and $596,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy, the Bank implemented an adjustable rate mortgage loan program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer’s needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

The Bank is also managing interest rate risk by the origination of construction loans. As of June 30, 2004, such loans made up 13.7% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2003, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $117,044,097 or 49% of its total deposits. As of June 30, 2004, these accounts totaled $119,330,407 or 46% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2004 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300	$38,239	$(262)	-1%	9.47%	0.14%
+200	39,216	715	2%	9.62%	0.29%
+100	39,414	913	2%	9.60%	0.28%
NC	38,501	-	-	9.33%	-
-100	37,582	(919)	-2%	9.05%	-0.28%

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

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings
None.

Item 2.    Changes in Securities and Use of Proceeds, Use of Proceeds and Issuer Purchases of Equity
Securities
The following table summarizes the repurchase activity of the Company’s common stock during the Company’s second quarter ended June 30, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2004 to April 30, 2004	4,871	19.34	4,871	220,758

May 1, 2004 to May 31, 2004	4,400	19.34	4,400	216,358

June 1, 2004 to June 30, 2004	1,700	19.47	1,700	214,658

Total	10,971		10,971	214,658

(1)The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Common Security Holders
The annual meeting of stockholders of the registrant was held on May 19, 2004. At the meeting the stockholders elected Jack L. Barham, Don M. Gibson and Tim Rosenbury to three-year terms as directors of the Company and Shaun A. Burke to a two-year term as director of the Company, while, Wayne V. Barnes, Gregory V. Ostergren, Kurt D. Hellweg, Gary Lipscomb and James L. Sivils, III, continue to serve as directors. Also at that meeting, BKD, LLP was ratified as the company’s independent auditors. In addition, stockholders voted to approve the 2004 Stock Option Plan.

The results of voting are shown for each matter considered.

Director election:
Nominee	Votes For	Votes Withheld

Jack L. Barham	2,495,804	144,931

Don M. Gibson	2,551,861	88,874

Tim Rosenbury	2,555,077	85,658

Shaun A. Burke	2,551,314	89,421

Auditor Ratification

Votes for	2,615,866

Votes against	24,410

Abstentions	459

2004 Stock Option Plan

Votes for	1,432,144

Votes against	216,219

Abstentions	126,176

Item 5.   Other Information
None.

Item 6.   Exhibits and Reports on Form 8-K
    a)   List of Exhibits
3(ii) Bylaws as amended
11. Statement recomputation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to condensed financial statements (unaudited))
31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1 CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b)   Reports on Form 8-K

1.   Furnished on July 15, 2004 relating to the Company’s earnings release for the second quarter ended June 30, 2004, and announcing the shares of common stock remaining to be repurchased under the Company’s repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title   Date

/s/ Don M. Gibson    August  10, 2004
Don M. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston   August 10, 2004
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)