Form 10-Q
period 2004-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2004-11-12
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2004
Common Stock, Par Value $0.10	3,013,154 Shares

2

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	9/30/04	12/31/03
Cash	$10,933,840	20,686,276
Interest-bearing deposits in other financial institutions	1,457,955	1,970,518
Cash and cash equivalents	12,391,795	22,656,794
Available-for-sale securities	14,843,279	14,863,826
Held-to-maturity securities	1,421,277	1,867,594
Stock in Federal Home Loan Bank, at cost	5,675,500	5,294,200
Mortgage loans held for sale	2,498,423	1,268,064
Loans receivable, net of allowance for loan losses of
September 30, 2004 - $4,337,309 - December 31, 2003 - $3,886,137	384,239,232	330,861,875
Accrued interest receivable:
Loans	1,379,596	1,242,683
Investments	68,550	63,045
Prepaid expenses and other assets	2,219,458	2,057,195
Foreclosed assets held for sale	59,000	5,975
Premises and equipment	6,709,806	6,576,003
	$431,505,916	386,757,254

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$272,262,236	237,130,744
Federal Home Loan Bank advances	115,086,000	108,836,948
Securities sold under agreements to repurchase	1,398,917	738,399
Advances from borrowers for taxes and insurance	1,050,194	259,267
Accrued expenses and other liabilities	268,293	535,992
Accrued interest payable	284,081	200,770
Dividend payable	449,570	432,513
Deferred income taxes	576,252	644,500
	391,375,543	348,779,133
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued; September 30, 2004 - 6,489,323 shares;
December 31, 2003 - 6,428,902 shares	648,932	642,890
Additional paid-in capital	52,240,388	51,330,202
Unearned ESOP shares	(1,857,930)	(2,030,930)
Retained earnings, substantially restricted	31,743,768	29,919,695
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; September 30, 2004 - $1,558,625;
December 31, 2003 - $1,565,830	2,653,875	2,666,143
	85,429,033	82,528,000
Treasury stock, at cost; September 30, 2004 - 3,475,283 shares;
December 31, 2003 - 3,436,650 shares	(45,298,660)	(44,549,879)
	40,130,373	37,978,121
	$431,505,916	386,757,254

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
INTEREST INCOME
Loans	$5,054,477	4,842,640	14,506,636	14,944,212
Investment securities	69,531	66,878	215,551	254,953
Other	68,326	87,575	183,413	289,452
	5,192,334	4,997,093	14,905,600	15,488,617
INTEREST EXPENSE
Deposits	1,257,353	1,204,966	3,519,552	3,886,236
Federal Home Loan Bank advances	863,922	1,120,549	2,584,899	3,795,820
Other	1,948	988	3,870	3,284
	2,123,223	2,326,503	6,108,321	7,685,340
NET INTEREST INCOME	3,069,111	2,670,590	8,797,279	7,803,277
PROVISION FOR LOAN LOSSES	225,000	212,000	638,830	617,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,844,111	2,458,590	8,158,449	7,186,277
NONINTEREST INCOME
Service charges	529,914	471,889	1,415,050	1,366,024
Late charges and other fees	73,210	142,596	287,040	267,471
Gain on sale of investment securities	192,799	-	542,212	-
Gain on sale of loans	116,310	559,033	314,421	1,433,850
Income (loss) on foreclosed assets	2,498	5,234	(2,520)	(3,801)
Other income	42,503	52,502	127,927	104,305
	957,234	1,231,254	2,684,130	3,167,849
NONINTEREST EXPENSE
Salaries and employee benefits	1,142,748	1,113,385	3,439,661	3,431,978
Occupancy	322,169	333,186	888,480	982,129
SAIF deposit insurance premiums	8,898	9,100	26,757	27,634
Data processing	98,411	96,140	323,748	288,950
Advertising	63,142	70,850	213,974	183,706
Other expense	408,055	372,624	1,273,192	1,200,551
	2,043,423	1,995,285	6,165,812	6,114,948
INCOME BEFORE INCOME TAXES	1,757,922	1,694,559	4,676,767	4,239,178
PROVISION FOR INCOME TAXES	601,548	617,862	1,536,225	1,346,862
NET INCOME	$1,156,374	1,076,697	3,140,542	2,892,316

BASIC EARNINGS PER SHARE	$0.41	0.39	1.12	1.04
DILUTED EARNINGS PER SHARE	$0.40	0.38	1.08	1.02

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	$642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121
Comprehensive income
Net income	-	-	-	-	3,140,542	-	3,140,542
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of $7,205	-	-	-	-	-	(12,268)	(12,268)
Total comprehensive income							3,128,274
Dividends ($0.47 per share)	-	-	-	-	(1,316,469)	-	(1,316,469)
Stock award plans	-	62,607	-	-	-	-	62,607
Stock options exercised	6,042	684,242	-	-	-	-	690,284
Release of ESOP shares	-	163,337	173,000	-	-	-	336,337
Treasury stock purchased	-	-	-	(748,781)	-	-	(748,781)
Balance, September 30, 2004	$648,932	52,240,388	(1,857,930)	(45,298,660)	31,743,768	2,653,875	40,130,373

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	$638,003	50,195,997	(2,281,070)	(43,193,917)	28,299,337	2,609,285	36,267,635
Net income	-	-	-	-	2,892,316	-	2,892,316
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($261,803)	-	-	-	-	-	(445,773)	(445,773)
Total comprehensive income							2,446,543
Dividends ($0.455 per share)	-	-	-	-	(1,262,909)	-	(1,262,909)
Stock award plans	-	404,046	-	-	-	-	404,046
Stock options exercised	4,625	520,777	-	-	-	-	525,402
Release of ESOP shares	-	112,644	187,140	-	-	-	299,784
Treasury stock purchased	-	-	-	(1,292,463)	-	-	(1,292,463)
Balance, September 30, 2003	$642,628	51,233,464	(2,093,930)	(44,486,380)	29,928,744	2,163,512	37,388,038

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
	9/30/2004	9/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,140,542	2,892,316
Items not requiring (providing) cash:
Deferred income taxes	(61,044)	(159,130)
Depreciation	463,212	570,233
Provision for loan losses	638,830	617,000
Gain on loans and investment securities	(856,633)	(1,433,850)
Loss on sale of premises and equipment	2,685	37,761
Loss on sale of foreclosed assets	1,949	8,674
Amortization of deferred income, premiums and discounts	55,147	(3,071)
Stock award plan expense	42,690	218,460
Origination of loans held for sale	(20,386,987)	(66,997,626)
Proceeds from sale of loans held for sale	19,471,049	70,270,559
Release of ESOP shares	336,337	299,784
Changes in:
Accrued interest receivable	(142,418)	83,364
Prepaid expenses and other assets	(162,263)	(168,024)
Accounts payable and accrued expenses	49,077	223,557
Income taxes payable	(213,766)	139,692
Net cash provided by (used in) operating activities	2,378,407	6,599,699
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(54,543,075)	(10,120,551)
Principal payments on held-to-maturity securities	459,047	817,350
Proceeds from maturities of available-for-sale securities	4,500,000	3,500,000
Purchase of premises and equipment	(606,200)	(42,116)
Proceeds from sale of premises and equipment	6,500	-
Purchase of available-for-sale securities	(4,480,186)	(3,482,010)
Proceeds from sale of available-for-sale securities	551,023	-
Proceeds from sale of FHLB stock	-	3,728,500
Purchase of FHLB stock	(381,300)	-
Proceeds from sale of foreclosed assets	376,488	73,109
Purchase of other investments	-	(106,000)
Net cash used in investing activities	(54,117,703)	(5,631,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	690,284	525,403
Cash dividends paid	(1,299,412)	(1,267,925)
Cash dividends received on RRP stock	217	1,233
Net increase in demand deposits,
NOW accounts and savings accounts	8,553,582	10,664,887
Net increase (decrease) in certificates of deposit and securities sold		-
under agreements to repurchase	27,238,428	(4,541,109)
Proceeds from FHLB advances	156,000,000	165,500,000
Repayments of FHLB advances	(149,750,948)	(170,373,503)
Advances from borrowers for taxes and insurance	790,927	802,417
Treasury stock purchased	(748,781)	(1,113,081)
Net cash provided by financing activities	41,474,297	198,322
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,264,999)	1,166,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,656,794	13,210,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,391,795	14,377,139

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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan ("2004 SOP"). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date no options have been granted under this plan. As of September 30, 2004, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of September 30, 2004, there are 8,319 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $42,690 and $190,670 of expense under these stock award plans for the nine month periods ended September 30, 2004 and 2003, respectively. The SOP, 1998 SOP, 2000 SCP, 2001 SCP and the 2004 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of September 30, 2004, all options except those on 294,237 shares have been granted. The RRP, RSP, SOP, 1998 SOP, 2000 SCP, 2001 SCP and 2004 SOP vest over a five year period. As of September 30, 2004, there were 379,401 unexercised options that have been granted at prices ranging from $5.83 to $19.62 per share and 270,914 of these options are exercisable.

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$1,156,374	1,076,697	3,140,542	2,892,316
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(8,882)	(6,492)	(27,414)	(90,954)

Pro forma net income	$1,147,492	1,070,205	3,113,128	2,801,362

Earnings per share:
Basic - as reported	$0.41	0.39	1.12	1.04
Basic - pro forma	$0.41	0.38	1.11	1.01
Diluted - as reported	$0.40	0.38	1.08	1.01
Diluted - pro forma	$0.39	0.37	1.07	0.98

Note 4: Earnings Per Share
	For three months ended September 30, 2004			For nine months ended September 30, 2004
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,156,374	2,813,505	$0.41	$3,140,542	2,803,065	$1.12
Effect of Dilutive Securities:
Stock Options		105,574			104,602
Diluted Earnings per Share	$1,156,374	2,919,079	$0.40	$3,140,542	2,907,667	$1.08

For three months ended September 30, 2003				For nine months ended September 30, 2003
Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,076,697	2,780,720	$0.39	$2,892,316	2,787,409	$1.04
Effect of Dilutive Securities:
Stock Options		88,208			73,014
Diluted Earnings per Share	$1,076,697	2,868,928	$0.38	$2,892,316	2,860,423	$1.01

Note 5: Other Comprehensive Income

	9/30/2004	9/30/2003
Unrealized gains (losses) on	$(19,473)	(707,576)
available-for-sale securities
Tax expense (benefit)	(7,205)	(261,803)
OTHER COMPREHENSIVE INCOME (LOSS)	$(12,268)	(445,773)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition at September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

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

Financial Condition

The Company’s total assets increased $44,748,662 (12%) from $386,757,254 as of December 31, 2003, to $431,505,916 as of September 30, 2004.

Interest-bearing deposits in other financial institutions decreased $512,563 (26%) from $1,970,518 as of December 31, 2003, to $1,457,955 as of September 30, 2004, as funds from these deposits were used to fund new loans.

Securities available-for-sale decreased $20,547, (0.1%) from $14,863,826 as of December 31, 2003, to $14,843,279 as of September 30, 2004. The Bank continues to hold 71,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $70,504 in the available-for-sale category. As of September 30, 2004, the gross unrealized gain on the FHLMC stock was $4,632,040, an increase from $4,587,264 as of December 31, 2003.

Securities held-to-maturity decreased primarily due to principal repayments by $446,317 (24%) from $1,867,594 as of December 31, 2003, to $1,421,277 as of September 30, 2004.

Stock in Federal Home Loan Bank of Des Moines ("FHLB") increased by $381,300 (7%), due to the purchase of such stock necessary to meet FHLB requirements.

Net loans receivable increased by $53,377,357 (16%) from $330,861,875 as of December 31, 2003, to $384,239,232 as of September 30, 2004. Commercial loans increased by $43,233,479 (45%) from $96,723,175 as of December 31, 2004, to $139,956,654 as of September 30, 2004. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while in some cases retaining the servicing rights. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $11,280,671 (9%), while residential loans sold decreased by $1,381,313 (1%). Loans held for sale increased $1,230,359 (97%) to $2,498,423 at September 30, 2004, compared to $1,268,064 at December 31, 2003. The Bank continued to be active in construction lending. Construction loans, however, decreased by $2,469,375 (5%) to $47,344,942 at September 30, 2004, compared to $49,814,316 at December 31, 2003. See discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management." Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $451,172 (12%) from $3,886,137 as of December 31, 2003 to $4,337,309 as of September 30, 2004. The allowance increased due to the provision for loan losses of $638,830 recorded during this period exceeding net loan charge-offs of $187,558 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under "Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30, 2004 and 2003 - Provision for Loan Losses." The allowance for loan losses as of September 30, 2004 and December 31, 2003 was 1.21% and 1.17%, respectively, of average net loans outstanding. As of September 30, 2004, the allowance for loan losses was 66% of impaired loans versus 54% as of December 31, 2003.

Premises and equipment increased $133,803 (2%) from $6,576,003, as of December 31, 2003 to $6,709,806 as of September 30, 2004, primarily due to the purchase of new equipment in excess of depreciation recognized on these assets.
Deposits increased $35,131,492 (15%) from $237,130,744 as of December 31, 2003, to $272,262,236 as of September 30, 2004. For the nine months ended September 30, 2004, checking and savings accounts increased by $8,553,582 (7%) while certificates of deposits increased by $26,577,910 (22%). The increase in certificates of deposit was primarily due to an increase in brokered deposits of $31,847,369 (134%) during the period. See also the discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management."

FHLB advances increased by $6,249,052 (6%) from $108,836,948 as of December 31, 2003, to $115,086,000 as of September 30, 2004, due to new advances exceeding the repayments. These funds were primarily used to fund new loans.
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

Advances from borrowers for taxes and insurance increased $790,927 (305%) from $259,267 as of December 31, 2003, to $1,050,194 as of September 30, 2004 due to the timing of payment of real estate taxes.
Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $2,152,252 (6%) from $37,978,121 as of December 31, 2003, to $40,130,373 as of September 30, 2004. This increase was due to several factors. The Company’s net income during this period was $3,140,542 which was partially offset by dividends in the amount of $434,069 ($0.155 per share) which were paid on April 14, 2004, to stockholders’ of record as of March 30, 2004, $432,698 ($0.155 per share) which were declared on June 24, 2004 and paid on July 15, 2004, to stockholders’ of record as of July 1, 2004, and $449,570 ($0.16 per share) which were declared prior to September 30, 2004 and paid on October 15, 2004, to stockholders’ of record as of October 1, 2004. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 38,633 shares of treasury stock at an aggregate cost of $748,781 (an average cost of $19.38 per share). As of September 30, 2004, 202,961 shares remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $13.62 as of December 31, 2003 to $14.19 as of September 30, 2004.

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
	Nine months ended 9/30/2004			Nine months ended 9/30/2003
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$357,839	14,507	5.41%	$331,812	14,944	6.01%
Investment securities	10,102	216	2.85%	10,008	255	3.40%
Other assets	14,694	183	1.66%	16,417	290	2.36%
Total interest-earning	382,635	14,906	5.19%	358,237	15,489	5.76%
Noninterest-earning	20,664			19,967
	$403,299			$378,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$16,946	102	0.80%	$17,334	124	0.95%
Transaction accounts	78,363	545	0.93%	69,900	513	0.98%
Certificates of deposit	132,883	2,872	2.88%	124,633	3,249	3.48%
FHLB Advances	111,443	2,585	3.09%	106,808	3,796	4.74%
Other borrowed funds	959	4	0.56%	779	3	0.51%
Total interest-bearing	340,594	6,108	2.39%	319,454	7,685	3.20%
Noninterest-bearing	23,259			21,710
Total liabilities	363,853			341,164
Stockholders’ equity	39,446			37,040
	$403,299			$378,204
Net earning balance	$42,041			$38,783
Earning yield less costing rate			2.80%			2.56%
Net interest income, and net yield spread
on interest earning assets		$8,798	3.07%		$7,804	2.90%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30,
2004 and 2003

Net income for the three months and nine months ended September 30, 2004 was $1,156,374 and $3,140,542, respectively, as compared to $1,076,697 and $2,892,316, respectively, for the three months and nine months ended September 30, 2003, which represents an increase in earnings of $79,677 (7%) for the three month period, and an increase in earnings of $248,226 (9%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2004, increased $195,241
(4%) and decreased $583,017 (4%), respectively, as compared to the three months and nine months ended September 30, 2003. For the three month and nine month periods ended September 30, 2004 compared to the same periods in 2003, the average yield on interest earning assets decreased 36 basis points to 5.20% and 57 basis points to 5.19%, respectively, while the average balance of interest earning assets increased $39,976,000 and $24,398,000, respectively.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2004, decreased $203,280 (9%) and $1,577,019 (21%), respectively, when compared to the three months and nine months ended September 30, 2003. For the three month and nine month periods ended September 30, 2004 compared to the same periods in 2003, the average cost of interest bearing liabilities decreased 54 basis points to 2.39% and 81 basis points to 2.39%, respectively, while the average balance increased $37,707,000 and $21,140,000, respectively. The Company prepaid long-term fixed rate FHLB advances during 2004, resulting in a decrease in average cost of FHLB advances of 116 basis points for the three month period and 165 basis points for the nine month period ended September 30, 2004 compared to the same periods in 2003.

Net Interest Income

As a result of the interest income and interest expense for the three months and nine months ended September 30, 2004 as discussed above, net interest income for the three months and nine months ended September 30, 2004 increased $398,521 (15%) and $994,002 (13%), respectively, when compared to the same periods in 2003.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $225,000 and $638,830 for the three months and nine months ended September 30, 2004, respectively, compared to $212,000 and $617,000 for the same periods in 2003. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $274,020 (22%) and $483,719 (15%) for the three months and nine months ended September 30, 2004, respectively, when compared to the three months and nine months ended September 30, 2003. The decrease for the three months and nine months ended September 30, 2004 was primarily due to decreases in gain on sale of loans, which were partially offset by increases in gain on sale of investment securities, and changes in late charges and other fees as discussed below.

Gain on sale of loans decreased $442,723 (79%) and $1,119,429 (78%) for the three months and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003, which was a result of a decrease in mortgage refinance activity due to an increase in interest rates.

During the three months and nine months ended September 30, 2004, gain on sale of investments was $192,799 and $542,212, respectively. These gains resulted from the sale of 1,000 shares of FHLMC stock each month. The sale price ranged from $56.76 per share to $67.63 per share during this period. During the same periods in 2003, there were no gains on sale of investments as no sales of shares of FHLMC occurred during these periods.

Late charges and other fees decreased $69,386 (49%) for the three months ended September 30, 2004, and increased $19,569 (7%) for the nine months ended September 30, 2004, when compared to the same periods in 2003. During the three month and nine month periods ended September 30, 2004, the Bank’s originated mortgage servicing rights ("OMSR") amortization expense was $58,535 and $184,658, respectively, compared to $201,556 and $479,268 during the same periods in 2003. During the three month and nine month periods ended September 30, 2004, OMSR impairment loss adjustment was a recovery of $0 and $48,478, respectively, compared to a recovery of $52,047 and $211,249 during the same periods in 2003. In addition, during the three month and nine month periods ended September 30, 2004, the Bank collected prepayment penalties of $15,114 and $84,395, respectively, on loan payoffs, compared to $25,886 and $384,006, respectively, collected during the same periods in 2003.

Noninterest Expense

Noninterest expense increased $48,138 (2%) and $50,864 (0.8%) for the three months and nine months ended September 30, 2004 when compared to the three months and nine months ended September 30, 2003. These insigificant increases are attributed to the Company’s emphasis on controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes

There was a decrease of $16,314 (3%) and an increase of $189,363 (14%) in the provision for income taxes for the three months and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The insignificant decrease in taxes for the three months ended September 30, 2004 when compared to the same period in 2003 was primarily due to state tax credits. The increase in taxes for the nine months ended September 30, 2004, compared to the same period in 2003 was due to an increase in before tax income during that period.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of September 30, 2004, was $4,337,309 or 1.21% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of September 30, 2004, were $7,017,307 or 1.6% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.4 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of September 30, 2004, $4,970,865 of the assets classified as substandard were attributed to this group of loans. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.
	9/30/2004	12/31/2003	12/31/2002
Nonperforming loans	$1,321	743	396
Real estate acquired in settlement of loans	59	6	8
Total nonperforming assets	$1,380	749	404

Total nonperforming assets as a percentage of total assets	0.31%	0.19%	0.11%
Allowance for loan losses	$4,337	3,886	2,640
Allowance for loan losses as a percentage of average net loans	1.21%	1.17%	0.82%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2004, the Bank had approximately $7,446,000 in commitments to originate mortgage and commercial loans and $165,000 in loans-in-process on mortgage loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy, the Bank implemented an adjustable rate mortgage loan program beginning in the early 1980s. Throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on either a service-retained basis or service-released basis. This allows the Bank to serve the customer’s needs and retain a banking relationship without the risk of carrying a long-term fixed-rate loan on the books.

The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2004, such loans made up 12.3% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2003, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $117,044,097 or 49% of its total deposits. As of September 30, 2004, these accounts totaled $123,914,680 or 46% of total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2004 management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and a 100 basis point instantaneous and permanent decrease in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$34,437	$(4,603)	-12%	8.14%	-0.86%
+200	37,325	(1,715)	-4%	8.72%	-0.27%
+100	38,568	(472)	-1%	8.94%	-0.05%
NC	39,040	-	-	9.00%	-
-100	38,791	(249)	-1%	8.89%	-0.10%

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

The Bank’s Board of Directors (the "Board") is responsible for reviewing the Bank’s asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s third quarter ended September 30, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	3,184	19.44	3,184	211,474
August 1, 2004 to August 31, 2004	933	19.52	933	210,541
September 1, 2004 to September 30, 2004	7,980	19.45	7,980	202,561
Total	12,097	19.45	12,097	202,561

(1)	The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

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

/s/ Don M. Gibson     November 12, 2004

Don M. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston    November 12, 2004

Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)