Form 10-K
period 2004-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2005-03-30
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
- or -
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from to _____________________
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

Common Stock, par value $.10 per share
(Title of Class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES NO __X__

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on June 30, 2004, was $46.0 million. As of March 30, 2005 there were 2,961,543 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the "2004 Annual Report") for the fiscal period ended December 31, 2004 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 25, 2005 (Part III).

2

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

    THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS RESULTING FROM THESE FACTORS; AND OTHER FACTORS SET FORTH IN REPORTS AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

PART I

Item 1. Business

Business of the Company

The Company is a Delaware-chartered corporation that was created in September 1997 at the direction of Guaranty Federal Savings Bank, a federal savings bank (the "Bank"). The Company became a unitary savings and loan holding company for the Bank on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company. The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remainder were sold in a public offering. In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company, and the shares of the Bank held by the public were exchanged for shares of the Company. All of the shares of the Bank which remained outstanding after the conversion are owned by the Company. Shares of the Company were issued on December 30, 1997.

    On June 27, 2003, the Bank converted from a federal savings bank to a state-chartered trust company with banking powers in Missouri, and the Company became a bank holding company. On this date, the name of the Bank was changed from Guaranty Federal Savings Bank to Guaranty Bank. The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities. For this reason, unless otherwise specified, references to the Company include operations of the Bank. Further, information in a chart or table based on Bank only data is identical to or immaterially different from information that would be provided on a consolidated basis.

In 2003, the Company changed its fiscal year end from June 30 to a calendar year end of December 31. As a result, the Company reported a six month transition period ended December 31, 2003 (the "Transition Period") in order to change to this new calendar year end.

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in permanent one-to four-family residential mortgage loans, multi-family residential mortgage loans, construction loans, commercial real estate loans, and consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of mortgage-backed securities.

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). See discussion under section captioned "Regulation" in this report. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.12% of its assets plus 4.45% of its outstanding FHLB advances. At December 31, 2004, the Bank had $5,146,500 in FHLB stock, which was in compliance with this requirement.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest earnings for the last three fiscal years and the Transition Period, and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years, including the Transition Period, is provided under the section captioned "Average Balances, Interest and Average Yields" under Item 7 of this report.

Market Area

The Bank's primary market area is Greene County, which is in the southwestern corner of Missouri and includes the city of Springfield, Missouri. There is a large regional health care presence with two large regional hospitals employing over 14,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of Greene County's growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

Composition of Loan Portfolio
	As of December 31,		As of December 31,		As of June 30,
	2004		2003		2003		2002		2001		2000
	$	%	$	%	$	%	$	%	$	%	$	%
					(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$121,307	31%	$129,477	37%	$144,404	40%	149,443	44%	189,436	55%	198,155	63%
Multi-family	52,259	13%	44,242	13%	41,022	11%	44,055	13%	42,641	12%	39,146	12%
Construction	45,090	11%	49,814	14%	64,464	18%	49,807	15%	55,317	16%	41,372	13%
Commercial real estate	97,550	25%	72,105	21%	71,046	19%	58,434	17%	43,893	13%	26,559	9%
Total mortgage loans	316,206	80%	295,638	86%	320,936	88%	301,739	89%	331,287	96%	305,232	97%
Commercial business loans	55,606	14%	24,618	7%	18,967	5%	8,358	2%	5,511	1%	761	0%
Consumer loans	25,172	6%	25,441	7%	25,486	7%	31,075	9%	10,573	3%	9,520	3%
Total consumer and other loans	80,778	20%	50,059	14%	44,453	12%	39,433	11%	16,084	4%	10,281	3%
Total loans	396,984	100%	345,697	100%	365,389	100%	341,172	100%	347,371	100%	315,513	100%
Less:
Loans in process	-		9,425		25,539		18,326		24,212		16,668
Deferred loan fees/costs, net	106		237		211		230		268		164
Unearned discounts	7		19		26		50		88		108
Allowance for loan losses	4,537		3,886		2,775		2,650		2,697		2,520
Total Loans, Net	$392,334		$332,130		$336,838		319,916		320,106		296,053

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan costs and allowance for loan losses, as of December 31, 2004 of all loans due after December 2005, which have pre-determined interest rates and which have adjustable interest rates.
Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total
	(Dollars in Thousands)
One-to four-family	$19,468	83,810	103,278
Multi-family	25,577	16,002	41,579
Construction	442	6,473	6,915
Commercial real estate	30,589	53,559	84,148
Commercial loans	3,542	21,449	24,991
Consumer loans	7,250	15,284	22,534
Total loans (1)	$86,868	196,577	283,445
(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2004. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$14,438	15,188	91,681	121,306
Multi family	10,680	20,137	21,442	52,259
Construction	38,175	6,915	-	45,090
Commercial real estate	13,401	74,478	9,671	97,550
Commercial loans	30,614	19,838	5,154	55,606
Consumer loans	2,638	5,399	17,135	25,173
Total loans (1)	$109,947	141,954	145,083	396,984
Less:
Deferred loan fees/costs				106
Unearned discounts				7
Allowance for loan losses				4,537
Loans receivable net				$392,334
(1) Includes mortgage loans held for sale of $3,591.

One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate ("ARM") first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a significant number of loans originated by the Bank which are secured by non-owner occupied properties. Loan originations are generally obtained from existing or past customers, members of the local community, referrals from attorneys, established builders, and realtors within the Bank's market area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

As of December 31, 2004, $121.3 million or 31% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 75% were ARM loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

The Bank generally originates both owner occupied and non-owner occupied one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the mortgaged property, whichever is lower. The Bank on occasion may make loans up to 95% of appraised value or the selling price of the mortgage property, whichever is lower. However, the Bank typically requires private mortgage insurance for the excess amount over 80% for mortgage loans with loan to value percentages greater than 80%.

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2004, $52.3 million or 13% of the Bank's total loan portfolio consisted of multi-family residential loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $10.4 million as of December 31, 2004, is the maximum the Bank will lend on a multi-family real estate loan.

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

Construction Loans. As of December 31, 2004, construction loans totaled $45.1 million or 11% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Construction lending by its nature entails significant additional risks as compared with one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of the prospective construction loan projects require an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank attempts to address these risks through its underwriting and construction monitoring procedures.

Commercial Real Estate. As of December 31, 2004, the Bank has commercial real estate loans totaling $97.6 million or 25% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $10.4 million as of December 31, 2004, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

    Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by careful underwriting, requiring personal guarantees, lending only to established customers and borrowers otherwise known by the Bank, and generally restricting such loans to its primary market area.

As of December 31, 2004, the Bank’s commercial real estate loan portfolio included approximately $6.5 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Consumer and Other Lending. The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, commercial loans secured by business assets, consumer loans, home equity loans and automobile loans. As of December 31, 2004, the Bank has such loans totaling $80.8 million or 20% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer and commercial lending as opportunities present themselves.

Loan Approval Authority and Underwriting. All loans to borrowers with aggregate indebtedness exceeding $1.5 million must have the approval of the members of the Bank’s Loan Committee which consists of eight senior officers of the Bank. The Loan Committee meets weekly to review and approve loans made within the scope of its authority.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets, and certain other information are verified, and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is generally required and is performed by certified appraisers. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans. Borrowers generally must also obtain hazard insurance prior to closing and generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2004, the Bank has four loans 90 days or more past due with an aggregate principal balance of $419,465 and twenty four loans between 30 and 89 days past due with an aggregate principal balance of $480,059. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.
Delinquency Summary	As of		As of
	December 31,		June 30,
	2004	2003	2003	2002	2001	2000
			(Dollars in Thousands)
Loans accounted for on a non-accrual basis
or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$770	703	331	154	444	13
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	1,065	84
Commercial real estate	158	-	-	-	668	-
	928	703	331	154	2,177	97
Non-mortgage loans:
Commercial loans	-	-	-	-	109	-
Consumer and other loans	79	40	-	37	18	-
	79	40	-	37	127	-
Total non-accrual loans	1,007	743	331	191	2,304	97
Accruing loans which are contractually past
maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	-	-	-	152
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
-		-	-	-	-	152
Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
-		-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-	152
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$1,007	743	331	191	2,304	249
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	0.26%	0.22%	0.10%	0.06%	0.73%	0.08%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.23%	0.19%	0.08%	0.05%	0.62%	0.07%

Non-Performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of all interest at contractual rates becomes doubtful. Included as part of such review, mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed a foreclosed asset held for sale until such time as it is sold. When a foreclosed asset held for sale is acquired it is recorded at its estimated fair value, less estimated selling expenses. Valuations of such foreclosed assets are periodically performed by management, and any subsequent decline in estimated fair value is charged to operations.

The following table shows the principal amount of non-performing assets which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans and the resulting impact on interest income for the periods then ended.
Non-Performing Assets	As of		As of
	December 31,		June 30,
	2004	2003	2003	2002	2001	2000
Non-accrual loans:			(Dollars in Thousands)
Mortgage loans:
One- to four-family	$770	703	331	659	1,358	578
Multi-family	-	-	-	-	-	441
Construction	-	-	-	-	2,115	84
Commercial real estate	158	-	-	1,017	1,396	3,652
	928	703	331	1,676	4,869	4,755
Non-mortgage loans:
Commercial loans	-	-	-	-	60	-
Consumer and other loans	79	40	-	75	19	2
	79	40	-	75	79	2
Total non-accrual loans	1,007	743	331	1,751	4,948	4,757
Real estate and other assets acquired in settlement of loans	78	6	182	683	4	2
Non-performing loans classified as in-substance
foreclosures	-	-	-	-	-	-
Total non-performing assets	$1,085	749	513	2,434	4,952	4,759

Total non-accrual loans as a percentage of net loans	0.26%	0.22%	0.10%	0.55%	1.55%	1.61%
Total non-performing assets as a percentage of total assets	0.25%	0.19%	0.13%	0.65%	1.32%	1.39%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$23	15	13	21	179	47

Problem Assets. Federal regulations require that the Bank review and classify its assets on a regular basis to determine those assets considered to be of lesser quality. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Federal regulations require the Bank to establish general allowances for loan losses from assets classified as substandard or doubtful. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

For management purposes, the Bank also designates certain loans for additional attention. Such loans are called "Special Mention" and have identified weaknesses, that if the situation deteriorates, the loans would merit a substandard classification.

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2004.
Classification of Assets	Special Mention		Substandard		Doubtful		Loss
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One- to four-family	11	$713	98	$5,253	-	$-	-	$-
Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Land	-	-	3	195	-	-	-	-
Other loans	5	179	25	319	1	6	-	-
Total loans	16	892	126	5,767	1	6	-	-
Foreclosed assets held-for-sale:
One- to four-family	-	-	1	50	-	-	-	-
Land and other assets	-	-	5	28	-	-	-	-
Total foreclosed assets	-	-	6	78	-	-	-	-
Total	16	$892	132	$5,845	1	$6	-	$-

As of December 31, 2004, foreclosed assets held for sale consists of one single family residence and five vehicles.

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

As of December 31, 2004 the Bank's total allowance for loan losses was $4.5 million or 1.2% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio..
As of December 31, 2003, and pursuant to a regular examination by the Federal Deposit Insurance Corporation, the Bank reclassified a group of approximately 150 loans totaling approximately $9.0 million. These loans had been made to borrowers that used the proceeds to finance the purchase of single family residences and the costs required to bring them into condition for resale. The Bank reclassified the loans because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As a result of the reclassification of this group of loans, the Bank increased the allowance for loan losses by $800,000. As of December 31, 2004 the outstanding balance of this group of loans has been reduced to approximately $4.5 million.

The bank is closely monitoring each of these loans. To date, all payments on these loan have been paid as agreed. Further, a number of the borrowers pledged additional collateral to secure their respective repayment obligations in the form of certificates of deposit.

For fiscal years 2000 through 2004, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended	Six months ended	Year Ended
	December 31,	December 31,	June 30,
	2004	2003	2003	2002	2001	2000
			(Dollars in Thousands)
Beginning balance	$3,886	2,775	2,650	2,697	2,520	2,349
Gross loan charge offs
Mortgage Loans:
One- to four-family	(188)	(41)	(358)	(52)	(5)	-
Multi-family	-	-	-	-	-	-
Construction	-	-	(11)	(235)	-	-
Commercial real estate	-	-	-	(23)	(115)	-
	(188)	(41)	(369)	(310)	(120)	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	(43)	(14)	(168)	(28)	(13)	(9)
	(43)	(14)	(168)	(28)	(13)	(9)
Total charge offs	(231)	(55)	(537)	(338)	(133)	(9)
Recoveries
Mortgage Loans:
One- to four-family	9	1	19	-	-	-
Multi-family	-	-	-	-	-	-
Construction	-	1	6	-	-	-
Commercial real estate	-	-	-	-	-	-
	9	2	25	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	9	2	27	-	-	-
	9	2	27	-	-	-
Total recoveries	18	4	52	-	-	-
Net loan charge-offs	(213)	(51)	(485)	(338)	(133)	(9)
Provision for loan losses charged to expense	864	1,162	610	291	310	180
Ending balance	$4,537	3,886	2,775	2,650	2,697	2,520

Net charge-offs as a percentage of average loans, net	0.07%	0.02%	0.15%	0.10%	0.04%	0.00%
Allowance for loan losses as a percentage of average loans, net	1.39%	1.19%	0.85%	0.82%	0.87%	0.89%
Allowance for loan losses as a percentage of total non-performing loans	451%	523%	838%	151%	55%	53%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to each loan category and the percent of that loan category to total loans.
	As of		As of		As of
	December 31,		December 31,		June 30,
	2004		2003		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(Dollars in thousands)
Mortgage Loans	$3,630	80%	$3,342	86%	$2,442	88%	$2,358	89%	$2,562	95%	$2,439	97%
Non-Mortgage Loans	907	20%	544	14%	333	12%	292	11%	135	5%	81	3%
Total	$4,537	100%	$3,886	100%	$2,775	100%	$2,650	100%	$2,697	100%	$2,520	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Investment Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2004, the Company has investment securities with a carrying value of $16.4 million and an estimated fair value of $16.5 million. See Note 1 of Notes to Consolidated Financial Statements for description of accounting policy for investments. Based on the carrying value of these securities, $15.1 million, or 92%, of the Company’s investment securities portfolio are available-for-sale.

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

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:
Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2004
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$66,588	4,945,012	-	5,011,600
Other stock	2,000,000	-	(560,000)	1,440,000
Debt Securities:
Trust preferred securities	6,570,814	84,468	-	6,655,282
U. S. government agencies	1,994,798	88	-	1,994,886
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	228,807	375	-	229,182
Mortgage-backed securities	1,076,351	77,737	-	1,154,088
	$11,937,358	5,107,680	(560,000)	16,485,038

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses )	Approximate Fair Value
As of December 31, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$78,336	4,587,264	-	4,665,600
Other stock	2,000,000	-	(326,000)	1,674,000
Debt Securities:
Trust preferred securities	6,557,201	11,071	(40,840)	6,527,432
U. S. government agencies	1,996,317	477	-	1,996,794
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	256,142	78	-	256,220
Mortgage-backed securities	1,611,452	81,240	-	1,692,692
	$12,499,448	4,680,130	(366,840)	16,812,738

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$80,294	4,082,846	-	4,163,140
Other stock	2,000,000	-	(324,000)	1,676,000
Debt Securities:
Trust preferred securities	6,550,357	-	(615,889)	5,934,468
U. S. government agencies	1,497,618	-	(79)	1,497,539
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	263,781	952	-	264,733
Mortgage-backed securities	1,987,113	149,541	-	2,136,654
	$12,379,163	4,233,339	(939,968)	15,672,534

Composition of Investment Securities Portfolio

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2004:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$1,994,798	2.09%	$1,994,886
Due after ten years (1)	6,799,621	2.34%	6,884,464
Equity securities not due on
a single maturity date	2,066,588	0.00%	6,451,600
Mortgage-backed securities not due on a
single maturity date	1,076,351	6.21%	1,154,088
	$11,937,358	2.30%	$16,485,038
(1) Consists of government agency and trust preferred securities

Sources of Funds

General. The Company's primary sources of funds are deposits, borrowings, and amortization and prepayments on loans and mortgage-backed securitie

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates of deposit, passbook savings, money market, individual retirement accounts, and NOW (checking) accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, local competition, and competition from non-bank financial service providers. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The Bank seeks to maintain a high level of stable core deposits by providing high quality service through its employees and its convenient office and branch locations.

Deposit Accounts Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.

	As of December 31,			As of December 31,
	2004			2003
	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.53%	$34,605	12%	0.30%	$34,257	14%
Savings	1.08%	15,153	5%	0.81%	17,221	7%
Money Market	1.81%	52,010	18%	1.34%	42,231	18%
Non-interest
bearing demand	0.00%	25,583	9%	0.00%	23,335	10%
Total		127,351	44%		117,044	49%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	2.32%	89,389	30%	2.83%	68,500	29%
12-23 months	2.81%	42,019	14%	2.88%	23,695	10%
24-35 months	3.49%	26,608	9%	3.03%	12,052	5%
36-47 months	4.16%	6,012	2%	4.87%	8,643	4%
48-59 months	3.92%	3,982	1%	4.49%	4,595	2%
60-71 months	3.98%	1,013	0%	3.90%	2,541	1%
72-95 months	4.06%	13	0%	3.94%	61	0%
Total		169,036	56%		120,087	51%
Total Deposits		$296,387	100%		$237,131	100%

	As of June 30,
	2003			2002
	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits
	(Dollars in Thousands)
NOW	0.31%	$32,806	14%	0.79%	$29,386	13%
Savings	0.80%	17,458	7%	1.65%	17,770	8%
Money Market	1.31%	37,512	16%	2.07%	34,889	16%
Non-interest
bearing demand	0.00%	24,651	11%	0.00%	11,657	5%
Total		112,427	48%		93,702	42%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.04%	70,009	30%	3.59%	76,382	34%
12-23 months	3.39%	26,161	11%	4.45%	33,889	15%
24-35 months	3.02%	5,552	2%	5.05%	10,076	4%
36-47 months	3.14%	5,187	2%	5.33%	1,926	1%
48-59 months	4.42%	7,409	2%	5.35%	4,744	2%
60-71 months	5.05%	5,620	2%	5.35%	4,565	2%
72-95 months	4.25%	3,312	2%	0.00%	-	0%
Total		123,250	52%		131,582	58%
Total Deposits		$235,677	100%		$225,284	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2004.

(Dollars in thousands)
As of December 31, 2004
Three months or less	$2,441
Over three through six months	715
Over six through twelve months	2,378
Over twelve months	6,536
Total	$12,070

Borrowings

Deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when supply of lendable funds cannot meet the demand for such loans, the FHLB System, to which the Bank is a member of, makes available, subject to compliance eligibility standards, a portion of the funds necessary through loans (advances) to its members. The following table presents certain data for FHLB advances as of the dates indicated.

Selected Data for Federal Home Loan Bank Advances
	As of		As of
	December 31,		June 30,
	2004	2003	2003	2002
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$61,264	63,290	60,323	13,334
One to two years	12,500	7,850	7,350	26,322
Two to three years	3,000	10,500	6,500	5,350
Three to four years	16,650	1,000	3,000	6,500
Four to five years	386	14,950	3,950	3,000
Over five years	6,200	11,247	33,496	56,577
Total	$100,000	108,837	114,619	111,083

Weighted average rate at end of period	3.62%	3.58%	4.14%	5.38%

For the period:
Average balance	$111,169	101,841	108,020	126,534
Average interest rate	3.17%	4.17%	5.22%	5.56%

Maximum outstanding as of any month end	$120,086	109,496	114,619	144,711

Subsidiary Activity

The Bank is a wholly owned subsidiary of the Company. The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc. This service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

Other information about the Company’s business segments is contained in the section captioned "Segment Information" in Note 1 to the consolidated financial statements in the December 31, 2004 Annual Report. This information is incorporated herein by reference.

Critical Accounting Policies

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 of this report is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the consolidated financial statements in the December 31, 2004 Annual Report.

Financial Highlights	Year ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2004	2003	2003	2002

Dividend Payout Ratio	43%	60%	48%	63%

Return on Average Assets (1)	1.04%	0.45%	0.95%	0.93%

Return on Average Equity (1)	10.74%	4.42%	9.78%	7.63%

Stockholders' Equity to Assets	9.25%	9.82%	9.37%	9.40%

EPS Diluted	$1.47	0.52	1.26	1.00
Dividends	$0.63	0.31	0.60	0.63

(1) Annualized for six months ended December 31, 2003

Employees

Substantially, all of the activities of the Company are conducted through the Bank. As of December 31, 2004 the Company has no salaried employees.

As of March 9, 2005, the Bank has 94 full-time employees and 36 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.

Direct competition for savings accounts comes from other savings institutions, credit unions, regional bank and thrift holding companies, and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies, and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate and other loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies.

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

Regulation

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. These laws, and regulations adopted under these laws, are primarily intended for the protection of the Bank’s customers and depositors and not for the benefit of the stockholders of the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation of the Company

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

The Bank is subject to Risk-Based Capital and Leverage Ratio requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB. See "Regulation of the Bank - Prompt Corrective Action." In addition, a bank's capital classifications may affect a bank's activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

As of December 31, 2004, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized. Applicable capital and ratio information is contained under the section titled "Regulatory Matters" in Note 1 to the consolidated financial statements in the 2004 Annual Report.

Dividend Restrictions and Share Repurchases. The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

There are statutory and regulatory limitations on the payment of dividends to the Company by the Bank. See discussion under "Regulation of the Bank - Dividend Limitations." Future dividends will depend primarily upon the level of earnings of the Bank. Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

Acquisitions. Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the involved institutions’ performance under the Community Reinvestment Act of 1977, as amended (the "CRA"). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on its most recent CRA compliance examinations, the Bank has received a "satisfactory" CRA rating.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2004. Applicable capital and ratio information is contained under the section titled "Regulatory Matters" in Note 1 to the consolidated financial statements in the 2004 Annual Report.

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
Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company.

Shaun A. Burke joined the Bank in March 2004 as president and CEO. Mr. Burke was appointed president and CEO of the Company on February 28, 2005. Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president, senior credit officer, and was a member of the board of directors. Mr. Burke has a total of 22 years banking experience. Mr. Burke is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Don M. Gibson retired as President and Chief Executive Officer of the Company effective as of February 28, 2005. From January 2002 until his retirement, Mr. Gibson had served as the Company’s President and Chief Executive Officer.. He had also served as the Bank’s Chief Executive Officer and President from January 2002 until March 2004. Prior to joining the Bank and the Company, Mr. Gibson was a retired banking executive. From March 2000 to July 2000, Mr. Gibson served as President of Sinclair National Bank, Gravette, Arkansas. Prior to that position, Mr. Gibson was at Great Southern Bank, a subsidiary of Great Southern Bancorp, Inc., Springfield, Missouri, holding various positions since September 1975, with his last being Vice Chairman.

    William B. Williams joined the Bank in 1995 as Executive Vice President and Chief Operating Officer. Mr. Williams has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, Mr. Williams worked as a consultant to Midland Loan Services, L.P., a commercial mortgage banker in Kansas City, Missouri. From 1987 to 1994, Mr. Williams worked for North American Savings Bank in Grandview, Missouri, most recently as Executive Vice President and Chief Financial Officer. Mr. Williams received a BSBA degree from the University of Arkansas in 1969 and after serving as an officer in the U.S. Navy, he received a MBA degree from Tulane University in 1974. He is also CPA.

Bruce Winston is Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 1992. Mr. Winston has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, he served in various other capacities with two other financial institutions over a period of 20 years. He is a graduate of Southwest Missouri State University.

As of December 31, 2004, the years of age of these individuals was 41 for Mr. Burke, 61 for Mr. Gibson, 57 for Mr. Williams and 56 for Mr. Winston.

Item 2. Properties

The offices of the Company are located in the main office of the Bank.

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, four full-service branch offices in Springfield, one in-store branch located in the Dillons Supermarket in Springfield and one in-store branch located in the Walmart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings
The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of December 31, 2004, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)    Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock Prices and Dividends" on page 1 of the 2004 Annual Report is incorporated herein by reference. Information under the section captioned "Cash Dividends Paid" on pages 12 and 13 of the 2004 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see "Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters" in this report.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	886	20.05	886	201,675
November 1, 2004 to November 30, 2004	7,000	23.97	7,000	194,675
December 1, 2004 to December 31, 2004	9,590	23.86	9,590	185,085
Total	17,476	23.71	17,476

(1) The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 6. Selected Financial Data

    The information contained on pages 3 and 4 under the section captioned "Selected Consolidated Financial and Other Data" of the 2004 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 21 of the 2004 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on pages 16 and 17 under the sections captioned "Asset/Liability Management" and "Interest Rate Sensitivity Analysis" of the 2004 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 22 to 53 of the 2004 Annual Report and the financial information contained under the section captioned "Summary of Unaudited Quarterly Operating Results" set forth on page 21 of the 2004 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(b) There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

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

Item 11. Executive Compensation
    The information contained in the Proxy Statement under the sections captioned "Directors Compensation", "Compensation Committee Interlocks and Insider Participation", "Summary Compensation Table", "Employment Agreements", "Option Grants During 2004 Fiscal Year", and "Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item is contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans	336,988	14.04	259,237
approved by security holders

Equity compensation plans not	47,875	15.96	14,761
approved by security holders

Totals	384,863	14.28	273,998

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component and a term of ten years. A committee of the Bank’s Board of Directors (the "Committee") administers this plan and the 2001 SCP (discussed below). Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock. As of December 31, 2004, there are 1,425 restricted shares in this plan that are not vested. There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded. If, however, a previously issued award expires, becomes unexercisable, or is forfeited prior to its exercise, then new awards may be granted under the plan for the number of shares which were subject to such expired or forfeited awards.

2001 Stock Compensation Plan. During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component for a term of ten years. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a "change in control" as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of December 31, 2004, 4,094 of the shares in this plan are not vested. No options have been granted under this plan. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan is 25,000 shares. Previously issued awards which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards for the number of shares which were subject to such expired or forfeited awards.

2003 Stock Option Agreement. During the period ended December 31, 2003, the independent directors of the Company authorized the issuance of 5,000 stock options as an employment inducement to a new officer of the Bank pursuant to an individual stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a "change in control" as defined in the agreement and expire no later than ten years from the date of grant. In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $17.20 per share.

2004 Stock Option Agreement. Pursuant to the authorization of the independent directors of the Company, 25,000 stock options were issued by the Company on March 9, 2004 as an employment inducement to a new officer (Shaun Burke) of the Bank under an individual stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a "change in control" as defined in the agreement and expire no later than ten years from the date of grant. In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $19.62 per share.

Item 13. Certain Relationships and Related Transactions
    The information required by this item is contained under the section captioned "Indebtedness of Management and Directors and Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained under the section captioned "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Schedules

1.    The following financial statements and the report of independent accountants included in the 2004 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003 and June 30, 2003.

Consolidated Statements of Income for the Year Ended December 31, 2004, the Six Months Ended December 31, 2003 and 2002 (Unaudited) and the Years Ended June 30, 2003 and 2002.

Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2004, the Six Months Ended December 31, 2003 and the Years Ended June 30, 2003 and 2002.

Consolidated Statements of Cash Flows for the Year Ended December 31, 2004, the Six Months Ended December 31, 2003 and 2002 (Unaudited) and the Years Ended June 30, 2003 and 2002.

Notes to Consolidated Financial Statements.

2. Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related   instructions or are inapplicable and therefore have been omitted.

3. The following exhibits are filed with this Report or incorporated herein by reference:

Index to Exhibits
Exhibit
Number            Exhibit Description

3(i)    Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(ii)   Bylaws of Guaranty Federal Bancshares, Inc., as amended (7)
4       Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
10.1    1994 Stock Option Plan *(3)
10.2    Recognition and Retention Plan *(4)
10.3    1998 Stock Option Plan *(5)
10.4    Restricted Stock Plan *
10.5     Form of Change in Control Severance Agreement *(6)

10.5     Form of Change in Control Severance Agreement *(6)
10.6     2000 Stock Compensation Plan *(6)
10.7     2001 Stock Compensation Plan *(6)
10.8	2003 Stock Option Agreement *(8)
10.9	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(9)
10.10	2004 Stock Option Agreement dated March 9, 2004 between the Company and Shaun A. Burke *(10)
10.11	2004 Stock Option Plan *(11)
10.12	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.13	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.14	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan *(12)
10.15	Form of Non-Incentive Stock Option Agreement under the 1994 Stock Option Plan *(13)
10.16	Incentive Stock Option Agreement dated March 17, 2005 between the Company and Shaun A. Burke (issued pursuant to the 2001 Stock Option Plan) *(14)
10.17	Employment Agreement dated November 1, 2004 between the Bank and Eldon Erwin
11	Computation of per share earnings is set forth in Note 1 of the Notes to the consolidated financial statements under the section captioned "Earnings Per Share" in the 2004 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2004 (only those portions incorporated by reference in this document are deemed "filed")
21  Subsidiaries of the Registrant ( See Item 1. Business - Subsidiary Activity)
23   Consent of BKD, LLP
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	CFO certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Management contract or compensatory plan or arrangement

34

_____________________

1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed by the Registrant on August 10, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Date: March 30, 2005	By:	/s/ Shaun A. Burke

Shaun A. Burke President and Chief Executive Officer (Duly Authorized Representative)

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shaun A. Burke	/s/ Tim Rosenbury

Shaun A. Burke President and Chief Executive Officer and Director (Principal Executive Officer)	Tim Rosenbury Director Date: March 30, 2005
Date:  March 30, 2005

/s/ Bruce Winston	/s/ Gary Lipscomb

Bruce Winston SVP and Chief Financial Officer (Principal Accounting and Financial Officer Date: March 30, 2005	Gary Lipscomb Director Date: March 30, 2005

/s/ Wayne V. Barnes	/s/ Don M. Gibson

Wayne V. Barnes Director Date: March 30, 2005	Don M. Gibson Chairman of the Board and Director Date: March 30, 2005

/s/ Gregory V. Ostergren	/s/ James L. Sivils, III

Gregory V. Ostergren Director Date: March 30, 2005	James L. Sivils Director Date: March 30, 2005

/s/ Kurt D. Hellweg	/s/ Jack L. Barham

Kurt D. Hellweg Director Date: March 30, 2005	Jack L. Barham Vice Chairman of the Board and Director Date: March 30, 2005

