Form 10-Q
period 2005-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2005-05-12
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Telephone Number: (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2005
Common Stock, Par Value $0.10 per share	2,915,194 Shares

2

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

ASSETS	3/31/05	12/31/04
Cash	$7,994,293	14,087,915
Interest-bearing deposits in other financial institutions	643,462	1,808,543
Cash and cash equivalents	8,637,755	15,896,458
Available-for-sale securities	14,249,860	15,101,768
Held-to-maturity securities	1,214,515	1,305,158
Stock in Federal Home Loan Bank, at cost	5,048,600	5,146,500
Mortgage loans held for sale	2,416,043	3,590,536
Loans receivable, net of allowance for loan losses of
March 31, 2005 - $4,739,298 - December 31, 2004 - $4,536,654	407,264,291	388,742,792
Accrued interest receivable:
Loans	1,528,532	1,500,170
Investments	79,820	69,845
Prepaid expenses and other assets	1,939,996	1,976,284
Foreclosed assets held for sale	39,800	78,150
Premises and equipment	7,137,613	7,188,867
	$449,556,825	440,596,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$302,080,609	296,387,742
Federal Home Loan Bank advances	104,000,000	100,000,000
Securities sold under agreements to repurchase	855,267	1,264,020
Advances from borrowers for taxes and insurance	535,087	271,796
Accrued expenses and other liabilities	333,703	234,818
Accrued interest payable	520,635	361,516
Dividend payable	448,863	450,868
Income taxes payable	886,985	220,046
Deferred income taxes	197,818	632,459
	409,858,967	399,823,265
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued March 31, 2005 - 6,509,010 shares;
December 31, 2004 - 6,493,861 shares	650,901	649,386
Additional paid-in capital	52,645,893	52,384,842
Unearned ESOP shares	(1,743,930)	(1,800,930)
Retained earnings, substantially restricted	33,201,271	32,437,131
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; March 31, 2005 - $1,338,853;
December 31, 2004 - $1,653,740	2,279,669	2,815,828
	87,033,804	86,486,257
Treasury stock, at cost; March 31, 2005 - 3,562,467 shares;
December 31, 2004 - 3,492,759 shares	(47,335,947)	(45,712,994)
	39,697,857	40,773,263
	$449,556,825	440,596,528

See Notes to Condensed Consolidated Financial Statements
3

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	3/31/2005	3/31/2004
INTEREST INCOME
Loans	$5,726,879	4,719,147
Investment securities	95,791	68,182
Other	78,248	53,788
	5,900,919	4,841,117
INTEREST EXPENSE
Deposits	1,559,107	1,153,832
Federal Home Loan Bank advances	893,972	895,578
Other	4,129	888
	2,457,208	2,050,298
NET INTEREST INCOME	3,443,710	2,790,819
PROVISION FOR LOAN LOSSES	225,000	188,830
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,218,710	2,601,989
NONINTEREST INCOME
Service charges	381,348	440,595
Late charges and other fees	91,475	73,630
Gain on sale of investment securities	195,788	177,957
Gain on sale of loans	141,948	121,612
Income (loss) on foreclosed assets	2,801	(5,987)
Other income	70,550	45,477
	883,910	853,284

NONINTEREST EXPENSE
Salaries and employee benefits	1,272,824	1,126,595
Occupancy	333,209	278,881
SAIF deposit insurance premiums	9,661	8,933
Data processing	87,912	120,969
Advertising	28,695	78,558
Other expense	448,092	432,081
	2,180,393	2,046,017
INCOME BEFORE INCOME TAXES	1,922,228	1,409,256
PROVISION FOR INCOME TAXES	707,454	439,880
NET INCOME	$1,214,774	969,376

BASIC EARNINGS PER SHARE	$0.43	0.35
DILUTED EARNINGS PER SHARE	$0.41	0.33

See Notes to Condensed Consolidated Financial Statements
4

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$649,386	52,384,842	(1,800,930)	(45,712,994)	32,437,131	2,815,828	40,773,263
Comprehensive income
Net income	-	-	-	-	1,214,774	-	1,214,774
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($314,887)	-	-	-	-	-	(536,159)	(536,159)
Total comprehensive income							678,615
Dividends ($0.16 per share)	-	-	-	-	(450,634)	-	(450,634)
Stock award plans	-	10,053	-	-	-	-	10,053
Stock options exercised	1,515	171,209	-	-	-	-	172,724
Release of ESOP shares	-	79,789	57,000	-	-	-	136,789
Treasury stock purchased	-	-	-	(1,622,953)	-	-	(1,622,953)
Balance, March 31, 2005	$650,901	52,645,893	(1,743,930)	(47,335,947)	33,201,271	2,279,669	39,697,857

See Notes to Condensed Consolidated Financial Statements
5

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	$642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121
Comprehensive income
Net income	-	-	-	-	969,376	-	969,376
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of ($12,827)	-	-	-	-	-	(21,840)	(21,840)
Total comprehensive income							947,536
Dividends ($0.155 per share)	-	-	-	-	(434,069)	-	(434,069)
Stock award plans	-	24,707	-	-	-	-	24,707
Stock options exercised	2,221	232,482	-	-	-	-	234,703
Release of ESOP shares	-	57,039	59,000	-	-	-	116,039
Treasury stock purchased	-	-	-	(301,103)	-	-	(301,103)
Balance, March 31, 2004	$645,111	51,644,430	(1,971,930)	(44,850,982)	30,455,002	2,644,303	38,565,934

See Notes to Condensed Consolidated Financial Statements
6

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
	3/31/2005	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,214,774	969,376
Items not requiring (providing) cash:
Deferred income taxes	(119,754)	(56,031)
Depreciation	175,166	150,875
Provision for loan losses	225,000	188,830
Gain on loans and investment securities	(337,736)	(299,569)
Gain on sale of foreclosed assets	(3,948)	-
Amortization of deferred income, premiums and discounts	(3,676)	28,695
Stock award plan expense	6,448	15,476
Origination of loans held for sale	(8,063,961)	(6,339,694)
Proceeds from sale of loans held for sale	9,380,402	4,730,794
Release of ESOP shares	136,789	116,039
Changes in:
Accrued interest receivable	(38,337)	(41,632)
Prepaid expenses and other assets	36,288	(104,693)
Accounts payable and accrued expenses	256,232	106,807
Income taxes payable	670,544	319,182
Net cash provided by (used in) operating activities	3,534,231	(215,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(19,017,117)	(17,851,839)
Principal payments on held-to-maturity securities	90,450	128,939
Proceeds from maturities of available-for-sale securities	2,000,000	1,500,000
Purchase of premises and equipment	(123,911)	(19,859)
Purchase of available-for-sale securities	(1,986,588)	(1,496,303)
Proceeds from sale of available-for-sale securities	198,725	180,894
Purchase of FHLB stock	97,900	(217,000)
Proceeds from sale of foreclosed assets	301,298	-
Net cash used in investing activities	(18,439,243)	(17,775,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	172,724	234,703
Cash dividends paid	(450,868)	(433,207)
Cash dividends received on RRP stock	-	124
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	1,982,900	(3,563,638)
Net increase in certificates of deposit and securities sold
under agreements to repurchase	3,301,214	10,557,828
Proceeds from FHLB advances	109,700,000	70,000,000
Repayments of FHLB advances	(105,700,000)	(68,455,281)
Advances from borrowers for taxes and insurance	263,292	315,398
Treasury stock purchased	(1,622,953)	(301,103)
Net cash provided by financing activities	7,646,309	8,354,824
DECREASE IN CASH AND CASH EQUIVALENTS	(7,258,703)	(9,635,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,896,458	22,656,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,637,755	13,020,905

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission. The condensed consolidated statement of financial condition of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan ("2004 SOP"). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date no options have been granted under this plan. As of March 31, 2005, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of March 31, 2005, there are 5,494 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $4,416 and $15,476 of expense under these stock award plans for the three month periods ended March 31, 2005 and 2004, respectively. The SOP, 1998 SOP, 2000 SCP, 2001 SCP and the 2004 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of March 31, 2005, all options except those on 252,998 shares have been granted. The RRP, RSP, SOP, 1998 SOP, 2000 SCP, 2001 SCP and 2004 SOP vest over a five year period. As of March 31, 2005, there were 390,714 unexercised options that have been granted at prices ranging from $6.02 to $23.50 per share and 268,002 of these options are exercisable.

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

	Three Months ended March 31,
	2005	2004

Net income, as reported	$1,214,774	969,376
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(8,782)	(8,725)

Pro forma net income	$1,205,992	960,651

Earnings per share:
Basic - as reported	$0.43	0.35
Basic - pro forma	$0.43	0.34
Diluted - as reported	$0.41	0.33
Diluted - pro forma	$0.41	0.33

Note 4: Earnings Per Share
	For three months ended March 31, 2005
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,214,774	2,815,482	$0.43
Effect of Dilutive Securities: Stock Options		141,054
Diluted Earnings per Share	$1,214,774	2,916,177	$0.41

	For three months ended March 31, 2004
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$969,376	2,796,263	$0.35
Effect of Dilutive Securities: Stock Options		119,914
Diluted Earnings per Share	$969,376	2,916,177	$0.33

Note 5: Other Comprehensive Income

	3/31/2005	3/31/2004
Unrealized gains (losses) on	$(655,258)	143,290
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(195,788)	(177,957)
Other comprehensive income (loss),
before tax effect	(851,046)	(34,667)
Tax expense (benefit)	(314,887)	(12,827)
OTHER COMPREHENSIVE INCOME (LOSS)	$(536,159)	(21,840)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

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

Financial Condition

The Company’s total assets increased $8,960,297 (2%) from $440,596,528 as of December 31, 2004, to $449,556,825 as of March 31, 2005.

Cash and cash equivalents decreased $7,258,703 (46%) from $15,896,458 as of December 31, 2004, to $8,637,755 as of March 31, 2005. The decrease is primarily due to a smaller amount of uncollected funds on deposit with a correspondent bank as of March 31, 2005, compared to December 31, 2004.
Securities available-for-sale decreased $851,908, (6%) from $15,101,768 as of December 31, 2004, to $14,249,860 as of March 31, 2005. The Bank currently holds 65,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $63,651 in the available-for-sale category. As of March 31, 2005, the gross unrealized gain on the FHLMC stock was $4,044,350, a decrease from $4,945,012 as of December 31, 2004.

Securities held-to-maturity decreased primarily due to principal repayments by $90,643 (7%) from $1,305,158 as of December 31, 2004, to $1,214,515 as of March 31, 2005.

Stock in Federal Home Loan Bank of Des Moines ("FHLB") decreased by $97,900 (2%), due to the sale of such stock necessary to meet FHLB requirements.

Net loans receivable increased by $18,521,499 (5%) from $388,742,792 as of December 31, 2004, to $407,264,291 as of March 31, 2005. Commercial real estate loans increased by $11,759,013 (12%) from $97,549,770 as of December 31, 2004, to $109,308,783 as of March 31, 2005. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while in some cases retaining the servicing rights. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $5,385,768 (5%), while residential loans sold decreased by $330,489. Loans held for sale decreased $1,174,493 (33%) to $2,416,043 as of March 31, 2005, compared to $3,590,536 at December 31, 2004. The Bank continued to be active in construction lending. Construction loans increased by $11,138,809 (25%) to $56,229,067 as of March 31, 2005, compared to $45,090,258 as of December 31, 2004. See discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management." Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $202,644 (4%) from $4,536,654 as of December 31, 2004 to $4,739,298 as of March 31, 2005. The allowance increased due to the provision for loan losses of $225,000 recorded during this period exceeding net loan charge-offs of $22,356 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under "Results of Operations - Comparison of Three Month Periods Ended March 31, 2005 and 2004 - Provision for Loan Losses." The allowance for loan losses as of March 31, 2005 and December 31, 2004 was 1.20% and 1.16%, respectively, of average net loans outstanding. As of March 31, 2005, the allowance for loan losses was 150% of impaired loans compared to 75% as of December 31, 2004.

Premises and equipment decreased $51,254 (1%) from $7,188,867, as of December 31, 2004 to $7,137,613 as of March 31, 2005, primarily due to depreciation recognized on these assets.
Deposits increased $5,692,867 (2%) from $296,387,742 as of December 31, 2004, to $302,080,609 as of March 31, 2005. For the three months ended March 31, 2005, checking and savings accounts increased by $1,982,900 (2%) and certificates of deposits increased by $3,709,966 (2%). The increase in certificates of deposit was primarily due to an increase in internet certificates of deposit of $2,178,000 (25%) during the period. See also the discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management."

FHLB advances increased by $4,000,000 (4%) from $100,000,000 as of December 31, 2004, to $104,000,000 as of March 31, 2005, due to new advances exceeding repayments. These funds were primarily used to fund new loans.
As a part of management’s review of available funding, management continually evaluates the cost of FHLB advances and the cost of the national brokered certificate of deposit market versus retail certificates of deposit in the local market. The aggregate of brokered certificates of deposit include both the cost of the interest paid to the depositor and the fee paid to the broker. At times, the all-inclusive cost of brokered certificates of deposit is less than the marginal cost of increasing local retail certificate of deposits. Management believes a combination of these three sources of funds will provide the lowest cost long-term funding.

Advances from borrowers for taxes and insurance increased $263,291 (97%) from $271,796 as of December 31, 2004, to $535,087 as of March 31, 2005 due to the timing of payment of real estate taxes.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $1,075,406 (3%) from $40,773,263 as of December 31, 2004, to $39,697,857 as of March 31, 2005. This decrease was due to several factors. The Company’s net income during this period was $1,214,774 which was partially offset by dividends in the amount of $450,634 which were declared on March 16, 2005 and paid on April 14, 2005, to stockholders’ of record as of March 30, 2005. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 69,708 shares of treasury stock at an aggregate cost of $1,622,953 (an average cost of $23.28 per share) and a decreease in unrealized appreciation on available for sale securities, net of taxes, of $536,159 during this period. As of March 31, 2005, 115,377 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity decreased from $14.45 as of December 31, 2004 to $14.32 as of March 31, 2005.

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

	Three Months ended 3/31/2005			Three Months ended 3/31/2004
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$396,194	5,727	5.78%	$339,346	4,719	5.56%
Investment securities	9,915	96	3.87%	10,267	68	2.65%
Other assets	11,837	78	2.64%	14,785	54	1.46%
Total interest-earning	417,946	5,901	5.65%	364,398	4,841	5.31%
Noninterest-earning	20,456			20,170
	$438,402			$384,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$15,179	42	1.11%	$16,979	34	0.80%
Transaction accounts	87,203	290	1.33%	74,660	163	0.87%
Certificates of deposit	171,560	1,227	2.86%	124,269	956	3.08%
FHLB Advances	96,992	894	3.69%	108,769	896	3.30%
Other borrowed funds	1,038	4	1.54%	784	1	0.51%
Total interest-bearing	371,972	2,457	2.64%	325,461	2,050	2.52%
Noninterest-bearing	25,636			20,660
Total liabilities	397,608			346,121
Stockholders’ equity	40,794			38,447
	$438,402			$384,568
Net earning balance	$45,974			$38,937
Earning yield less costing rate			3.01%			2.79%
Net interest income, and net yield spread
on interest earning assets		$3,444	3.30%		$2,791	3.06%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month Periods Ended March 31,
2005 and 2004

Net income for the three months ended March 31, 2005 was $1,214,774 as compared to $969,376 for the three months ended March 31, 2004, which represents an increase in earnings of $245,398 (25%) for the three month period ended March 31, 2005.

Interest Income

Total interest income for the three months ended March 31, 2005, increased $1,059,802 (22%) as compared to the three months ended March 31, 2004. For the three month period ended March 31, 2005 compared to the same period in 2004, the average yield on interest earning assets increased 34 basis points to 5.65%, and the average balance of interest earnings assets increased approximately $53,548,000.

Interest Expense

Total interest expense for the three months ended March 31, 2005, increased $406,910 (20%) when compared to the three months ended March 31, 2004. For the three month period ended March 31, 2005, the average cost of interest bearing liabilities increased 12 basis points to 2.64%, and the average balance of interest bearing liabilities increased approximately $46,511,000 when compared to the same period in 2004.

Net Interest Income

Net interest income for the three months ended March 31, 2005, increased $652,891 (23%) when compared to the same period in 2004. The average balance of interest earning assets increased by approximately $7,037,000 more than the average balance in interest bearing liabilities increased when comparing the three month period ended March 31, 2005 to the same period in 2004. In addition, for the three month period ended March 31, 2005, the earning yield minus the costing rate spread increased 22 basis points to 3.01% when compared to the same period in 2004.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $225,000 for the three months ended March 31, 2005, compared to $188,830 for the same period in 2004, representing an increase of 19%. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $30,626 (4%) for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 was primarily due to increases in late charges and other fees, gain on sale of loans, gain on sale of investments and other income, which were partially offset by a decrease in service charges as discussed below.

Gain on sale of loans increased $20,336 (17%) for the three months ended March 31, 2005 when compared to the same periods in 2004, which was a result of an increase in the amount of loans sold on the secondary market during the three months ended March 31, 2005, compared to the same period in 2004.

Gain on sale of investments increased $17,831 (10%) for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was due to an increase in the FHLMC stock price. During the three months ended March 31, 2005 the Bank sold 3,000 shares of FHLMC stock resulting in a profit on sale of $195,788, during the same period in 2004 the Bank sold 3,000 shares of FHLMC stock resulting in a profit on sale of $177,957.

Late charges and other fees increased $17,845 (24%) for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was partially due to an increase of $9,220 on late charges collected on loans during the three month period ended March 31, 2005, when compared to the same period in 2004. In addition, during the three month period ended March 31, 2005, the Bank’s originated mortgage servicing rights ("OMSR") amortization expense was $51,966 compared to $63,204 during the same period in 2004. Also, during the three month period ended March 31, 2004, OMSR impairment loss adjustment was a charge off of $9,558 compared to a charge off of $0 during the same period in 2005.

Other income increased $25,073 (55%) for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was primarily due to an increase in the amount of ATM fees collected during the three months ended March 31, 2005, compared to the same period in 2004.

Service charges on transaction accounts decreased by $59,247 (13%) during the three months ended March 31, 2005 when compared to the same period in 2004. This is a result in a decrease in the amount of "non-sufficient funds" and overdraft fees collected during this three month period when compared to the same period in 2004. This decrease is a result of fewer "non-sufficient funds" checks presented per account during the three month period ended March 31, 2005, compared to the same period in 2004.

Noninterest Expense

Noninterest expense increased $134,376 (7%) for the three months ended March 31, 2005 when compared to the three months March 31, 2004. The increase for the three months ended March 31, 2005 was primarily due to increases in salaries and employee benefits and occupancy, which were partially offset by decreases in advertising and data processing as discussed below.

Salaries and employee benefits increased $146,229 (13%) for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month period ended March 31, 2005 when compared to the same period in 2004.

Occupancy expense increased $54,328 (19%) for the three months ended March 31, 2005 when compared to the same period in 2004. There were increases in expenses related to building repair and maintenance, furniture and fixtures repair and maintenance, furniture and fixture depreciation and property taxes for the three months ended March 31, 2005 when compared to the same period in 2004.

Data processing expense decreased $33,057 (27%) for the three months ended March 31, 2005 when compared to the same period in 2004. This decrease was primarily due to the Bank’s decision to terminate their relationship with a third-party vendor that provided data processing services during 2004.

Advertising expense decreased $49,863 (63%) for the three months ended March 31, 2005 when compared to the same period in 2004. This decrease was primarily due to the Bank’s decision to discontinue a direct mail advertising promotion during 2004.

Provision for Income Taxes
There was an increase of $267,574 (61%) in the provision for income taxes for the three months ended March 31, 2005 as compared to the same period in 2004. This increase was due to the increase of $512,972 in before tax income for the three months ended March 31, 2005, compared to the same period in 2004 and an increase in the effective tax rate.
Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of March 31, 2005, was $4,739,298 or 1.2% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of March 31, 2005, were $5,669,776 or 1.3% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.4 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of March 31, 2005, $3,860,655 of the assets classified as substandard were attributed to this group of loans. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.
	3/31/2005	12/31/2004	12/31/2003
Nonperforming loans	$506	1,007	743
Real estate acquired in settlement of loans	40	78	6
Total nonperforming assets	$546	1,085	749

Total nonperforming assets as a percentage of total assets	0.12%	0.25%	0.19%
Allowance for loan losses	$4,739	4,537	3,886
Allowance for loan losses as a percentage of average net loans	1.20%	1.16%	1.17%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2005, the Bank had approximately $11,056,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on either a service-retained basis or service-released basis. This allows the Bank to serve the customer’s needs and retain a banking relationship with respect to such fixed-rate residential loans, while limiting its exposure to the risk associated with carrying a long-term fixed-rate loan in its loan portfolio.

The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2005, such loans made up 13.8% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2004, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $127,351,296 or 43% of its total deposits. As of March 31, 2005, these accounts totaled $129,334,196 or 43% of the Bank’s total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2005 management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$34,560	$(5,961)	-15%	8.58%	-1.31%
+200	37,560	(2,961)	-7%	9.27%	-0.62%
+100	39,619	(902)	-2%	9.72%	-0.16%
NC	40,521	-	-	9.89%	-
-100	40,837	316	1%	9.90%	0.02%
-200	40,845	324	1%	9.85%	-0.04%
-300	41,001	480	1%	9.82%	-0.06%

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

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years, and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2005.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	17,052	23.44	17,052	168,033
February 1, 2005 to February 28, 2005	5,851	23.27	5,851	162,182
March 1, 2005 to March 31, 2005	46,805	23.23	46,805	115,377
Total	69,708	23.28	69,708

(1)	The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Common Security Holders
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
11. Statement re computation of per share earnings (set forth in "Note 4: Earnings Per Share" of the Notes to Condensed Consolidated Financial Statements (unaudited))
31(i).1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1 CEO certification pursuant to Rule 13a - 14(a) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.2 CFO certification pursuant to Rule 13a - 14(a) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title    Date

/s/ Shaun A. Burke     May 12, 2005
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston                                 May 12, 2005
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

