Form 10-Q
period 2005-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2005-08-15
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes X No___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2005
Common Stock, Par Value $0.10 per share	2,931,937 Shares

2

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

ASSETS	6/30/05	12/31/04
Cash	$8,173,998	$14,087,915
Interest-bearing deposits in other financial institutions	1,462,864	1,808,543
Cash and cash equivalents	9,636,862	15,896,458
Available-for-sale securities	14,585,187	15,101,768
Held-to-maturity securities	1,143,589	1,305,158
Stock in Federal Home Loan Bank, at cost	6,002,300	5,146,500
Mortgage loans held for sale	3,266,756	3,590,536
Loans receivable, net of allowance for loan losses of
June 30, 2005 - $4,944,087 - December 31, 2004 - $4,536,654	418,490,038	388,742,792
Accrued interest receivable:
Loans	1,824,500	1,500,170
Investments	90,475	69,845
Prepaid expenses and other assets	1,708,426	1,976,284
Foreclosed assets held for sale	22,675	78,150
Premises and equipment	7,278,437	7,188,867
	$464,049,245	$440,596,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$299,812,603	$296,387,742
Federal Home Loan Bank advances	120,000,000	100,000,000
Securities sold under agreements to repurchase	1,726,482	1,264,020
Advances from borrowers for taxes and insurance	757,724	271,796
Accrued expenses and other liabilities	350,817	234,818
Accrued interest payable	402,029	361,516
Dividend payable	438,022	450,868
Income taxes payable	357,484	220,046
Deferred income taxes	45,493	632,459
	423,890,654	399,823,265
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued June 30, 2005 - 6,518,545 shares;
December 31, 2004 - 6,493,861 shares	651,855	649,386
Additional paid-in capital	52,852,806	52,384,842
Unearned ESOP shares	(1,686,930)	(1,800,930)
Retained earnings, substantially restricted	34,216,088	32,437,131
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; June 30, 2005 - $1,281,423;
December 31, 2004 - $1,653,740	2,181,882	2,815,828
	88,215,701	86,486,257
Treasury stock, at cost; June 30, 2005 - 3,593,816 shares;
December 31, 2004 - 3,492,759 shares	(48,057,110)	(45,712,994)
	40,158,591	40,773,263
	$464,049,245	$440,596,528

See notes to Condensed Consolidated Financial Statements
3

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
INTEREST INCOME
Loans	$6,357,976	4,733,012	12,084,855	9,452,159
Investment securities	102,481	77,838	198,272	146,020
Other	100,458	61,299	178,706	115,087
	6,560,914	4,872,149	12,461,833	9,713,266
INTEREST EXPENSE
Deposits	1,698,567	1,108,367	3,257,674	2,262,199
Federal Home Loan Bank advances	1,078,599	825,399	1,972,571	1,720,977
Other	6,213	1,034	10,342	1,922
	2,783,379	1,934,800	5,240,587	3,985,098
NET INTEREST INCOME	3,777,536	2,937,349	7,221,246	5,728,168
PROVISION FOR LOAN LOSSES	240,000	225,000	465,000	413,830
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,537,536	2,712,349	6,756,246	5,314,338
NONINTEREST INCOME
Service charges	412,123	444,541	793,471	885,136
Late charges and other fees	49,237	140,200	140,712	213,830
Gain on sale of investment securities	187,115	171,456	382,903	349,413
Gain on sale of loans	117,173	76,499	259,121	198,111
Income (loss) on foreclosed assets	1,389	969	4,190	(5,018)
Other income	74,167	42,968	144,717	85,424
	841,204	876,633	1,725,114	1,726,896
NONINTEREST EXPENSE
Salaries and employee benefits	1,163,558	1,170,318	2,436,382	2,296,913
Occupancy	331,539	287,430	664,748	566,311
SAIF deposit insurance premiums	10,330	8,926	19,991	17,859
Data processing	91,411	107,389	179,323	225,337
Advertising	21,875	72,274	50,570	150,832
Other expense	446,984	433,056	895,076	865,137
	2,065,697	2,079,393	4,246,090	4,122,389
INCOME BEFORE INCOME TAXES	2,313,042	1,509,589	4,235,270	2,918,845
PROVISION FOR INCOME TAXES	864,327	494,797	1,571,781	934,677
NET INCOME	$1,448,715	1,014,792	2,663,489	1,984,168

BASIC EARNINGS PER SHARE	$0.53	0.36	0.96	0.71
DILUTED EARNINGS PER SHARE	$0.50	0.35	0.91	0.68

See Notes to Condensed Consolidated Financial Statements
4

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$649,386	52,384,842	(1,800,930)	(45,712,994)	32,437,131	2,815,828	40,773,263
Comprehensive income
Net income	-	-	-	-	2,663,489	-	2,663,489
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($372,317)	-	-	-	-	-	(633,946)	(633,946)
Total comprehensive income							2,029,543
Dividends ($0.32 per share)	-	-	-	-	(884,532)	-	(884,532)
Stock award plans	-	11,582	-	-	-	-	11,582
Stock options exercised	2,469	303,496	-	-	-	-	305,965
Release of ESOP shares	-	152,886	114,000	-	-	-	266,886
Treasury stock purchased	-	-	-	(2,344,116)	-	-	(2,344,116)
Balance, June 30, 2005	$651,855	52,852,806	(1,686,930)	(48,057,110)	34,216,088	2,181,882	40,158,591

See notes to Condensed Consolidates Financial Statements
5

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	$642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121
Comprehensive income
Net income	-	-	-	-	1,984,168	-	1,984,168
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of $48,984	-	-	-	-	-	83,406	83,406
Total comprehensive income							2,067,574
Dividends ($0.31 per share)	-	-	-	-	(866,767)	-	(866,767)
Stock award plans	-	38,126	-	-	-	-	38,126
Stock options exercised	3,266	371,537	-	-	-	-	374,803
Release of ESOP shares	-	110,249	116,000	-	-	-	226,249
Treasury stock purchased	-	-	-	(513,474)	-	-	(513,474)
Balance, June 30, 2004	$646,156	51,850,114	(1,914,930)	(45,063,353)	31,037,096	2,749,549	39,304,632

See Notes to Condensed Consolidated Financial Statements
6

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
	6/30/2005	6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,663,489	1,984,168
Items not requiring (providing) cash:
Deferred income taxes	(214,649)	(59,475)
Depreciation	393,855	296,287
Provision for loan losses	465,000	413,830
Gain on loans and investment securities	(642,024)	(547,524)
Loss on sale of premises and equipment	1,925	3,185
(Gain) loss on sale of foreclosed assets	(6,003)	784
Amortization of deferred income, premiums and discounts	(13,223)	19,012
Stock award plan expense	24,064	28,389
Origination of loans held for sale	(18,083,680)	(14,203,603)
Proceeds from sale of loans held for sale	18,666,581	14,105,011
Release of ESOP shares	266,886	226,249
Changes in:
Accrued interest receivable	(344,960)	(42,791)
Prepaid expenses and other assets	267,858	(391,185)
Accounts payable and accrued expenses	156,512	18,019
Income taxes payable	124,956	(181,659)
Net cash provided by (used in) operating activities	3,726,587	1,668,697
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(30,507,965)	(34,664,438)
Principal payments on held-to-maturity securities	161,048	373,090
Proceeds from maturities of available-for-sale securities	4,500,000	3,500,000
Purchase of premises and equipment	(489,550)	(83,077)
Proceeds from sale of premises and equipment	4,200	6,000
Purchase of available-for-sale securities	(4,962,267)	(3,486,891)
Proceeds from sale of available-for-sale securities	388,777	355,287
Purchase of FHLB stock	(855,800)	(648,300)
Proceeds from sale of foreclosed assets	337,653	277,261
Net cash used in investing activities	(31,423,904)	(34,371,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	305,964	374,803
Cash dividends paid	(897,378)	(866,381)
Cash dividends received on RRP stock	-	217
Net increase in demand deposits,
NOW accounts and savings accounts	393,728	2,286,311
Net increase in certificates of deposit and securities sold
under agreements to repurchase	3,493,595	19,693,596
Proceeds from FHLB advances	499,050,000	112,000,000
Repayments of FHLB advances	(479,050,000)	(112,750,948)
Advances from borrowers for taxes and insurance	485,928	513,381
Treasury stock purchased	(2,344,116)	(513,474)
Net cash provided by financing activities	21,437,721	20,737,505
DECREASE IN CASH AND CASH EQUIVALENTS	(6,259,596)	(11,964,866)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,896,458	22,656,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,636,862	10,691,928

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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan ("RRP") and a Stock Option Plan ("SOP"). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan ("RSP") and a 1998 Stock Option Plan ("1998 SOP"). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the "2000 SCP") with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the "2001 SCP") with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan ("2004 SOP"). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date no options have been granted under this plan. As of June 30, 2005, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of June 30, 2005, there are 5,494 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $24,064 and $28,839 of expense under these stock award plans for the six month periods ended June 30, 2005 and 2004, respectively. The SOP, 1998 SOP, 2000 SCP, 2001 SCP and the 2004 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of June 30, 2005, all options except those on 252,998 shares have been granted. The RRP, RSP, SOP, 1998 SOP, 2000 SCP, 2001 SCP and 2004 SOP vest over a five year period. As of June 30, 2005, there were 381,179 unexercised options that have been granted at prices ranging from $6.02 to $23.50 per share and 258,867 of these options are exercisable.

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$1,448,715	1,014,792	2,663,489	1,984,168
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(9,105)	(9,266)	(17,887)	(18,532)

Pro forma net income	$1,439,610	1,005,526	2,645,602	1,965,636

Earnings per share:
Basic - as reported	$0.53	0.36	0.96	0.71
Basic - pro forma	$0.52	0.36	0.95	0.70
Diluted - as reported	$0.50	0.35	0.91	0.68
Diluted - pro forma	$0.50	0.34	0.91	0.67

Note 4: Earnings Per Share
	For three months ended June 30, 2005			For six months ended June 30, 2005
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,448,715	2,754,204	$0.53	$2,663,489	2,784,843	$0.96
Effect of Dilutive Securities:
Stock Options		132,784			135,007
Diluted Earnings per Share	$1,448,715	2,886,988	$0.50	$2,663,489	2,919,850	$0.91

For three months ended June 30, 2004				For six months ended June 30, 2004
Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,014,792	2,799,313	$0.36	$1,984,168	2,797,788	$0.71
Effect of Dilutive Securities:
Stock Options		141,044			141,360
Diluted Earnings per Share	$1,014,792	2,940,357	$0.35	$1,984,168	2,939,148	$0.68

Note 5: Other Comprehensive Income
	6/30/2005	6/30/2004
Unrealized gains (losses) on	$(623,360)	481,803
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(382,903)	(349,413)
Other comprehensive income (loss),
before tax effect	(1,006,263)	132,390
Tax expense (benefit)	(372,317)	48,984
OTHER COMPREHENSIVE INCOME (LOSS)	$(633,946)	83,406

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

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

Financial Condition

The Company’s total assets increased $23,452,717 (5%) from $440,596,528 as of December 31, 2004, to $464,049,245 as of June 30, 2005.

Cash and cash equivalents decreased $6,259,596 (39%) from $15,896,458 as of December 31, 2004, to $9,636,862 as of June 30, 2005. The decrease is primarily due to a smaller amount of uncollected funds on deposit with a correspondent bank as of June 30, 2005, compared to December 31, 2004.
Securities available-for-sale decreased $516,581, (3%) from $15,101,768 as of December 31, 2004, to $14,585,187 as of June 30, 2005. The Bank currently holds 62,000 shares of Federal Home Loan Mortgage Corporation ("FHLMC") stock with an amortized cost of $60,714 in the available-for-sale category. As of June 30, 2005, the gross unrealized gain on the FHLMC stock was $3,963,546, a decrease from $4,945,012 as of December 31, 2004.

Securities held-to-maturity decreased primarily due to principal repayments by $161,569 (12%) from $1,305,158 as of December 31, 2004, to $1,143,589 as of June 30, 2005.

Stock in Federal Home Loan Bank of Des Moines ("FHLB") increased by $855,800 (17%), due to the purchase of such stock necessary to meet FHLB requirements.

Net loans receivable increased by $29,747,246 (8%) from $388,742,792 as of December 31, 2004, to $418,490,038 as of June 30, 2005. Commercial real estate loans increased by $17,262,985 (18%) from $97,549,770 as of December 31, 2004, to $114,812,755 as of June 30, 2005. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while in some cases retaining the servicing rights. Permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $13,083,453 (11%), while residential loans sold decreased by $5,189,138 (4%). Loans held for sale decreased $323,780 (9%) to $3,266,756 as of June 30, 2005, compared to $3,590,536 at December 31, 2004. The Bank continued to be active in construction lending. Construction loans increased by $17,499,010 (39%) to $62,589,268 as of June 30, 2005, compared to $45,090,258 as of December 31, 2004. See also the discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management." Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $407,433 (9%) from $4,536,654 as of December 31, 2004 to $4,944,087 as of June 30, 2005. The allowance increased primarily due to the provision for loan losses of $465,000 recorded during this period exceeding net loan charge-offs of $22,356 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See also the discussion under "Results of Operations - Comparison of Three Month and Six Month Periods Ended June 30, 2005 and 2004 - Provision for Loan Losses." The allowance for loan losses as of June 30, 2005 and December 31, 2004 was 1.22% and 1.16%, respectively, of average net loans outstanding. As of June 30, 2005, the allowance for loan losses was 99% of impaired loans compared to 75% as of December 31, 2004.

Premises and equipment increased $89,570 (1%) from $7,188,867, as of December 31, 2004 to $7,278,437 as of March 31, 2005, primarily due to the construction of a new branch facility, which was partially offset by depreciation recognized on these assets.

    Deposits increased $3,424,861 (1%) from $296,387,742 as of December 31, 2004, to $299,812,603 as of June 30, 2005. For the six months ended June 30, 2005, checking and savings accounts increased by $393,727 and certificates of deposits increased by $3,031,133 (2%). The increase in certificates of deposit was primarily due to an increase in internet certificates of deposit of $2,247,500 (25%) during the period. See also the discussion under "Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management."

FHLB advances increased by $20,000,000 (20%) from $100,000,000 as of December 31, 2004, to $120,000,000 as of June 30, 2005, due to new advances exceeding repayments. These funds were primarily used to fund new loans.

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

Advances from borrowers for taxes and insurance increased $485,928 (179%) from $271,796 as of December 31, 2004, to $757,724 as of June 30, 2005 due to the timing of payment of real estate taxes.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $614,672 (2%) from $40,773,263 as of December 31, 2004, to $40,158,591 as of June 30, 2005. This decrease was due to several factors. The Company’s net income during this period was $2,663,489 which was partially offset by dividends in the amount of $884,532 which were declared on March 16, 2005 and paid on April 14, 2005, to stockholders’ of record as of March 30, 2005 and declared of June 16, 2005 and paid on July 15, 2005, to stockholders’ of record as of July 1, 2005. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 101,057 shares of treasury stock at an aggregate cost of $2,344,116 (an average cost of $23.20 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $633,946 during this period. As of June 30, 2005, 84,028 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $14.45 as of December 31, 2004 to $14.57 as of June 30, 2005.

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

	Six months ended 6/30/2005			Six months ended 6/30/2004
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$405,957	12,085	5.95%	$348,867	9,452	5.42%
Investment securities	9,876	198	4.01%	10,083	146	2.90%
Other assets	12,219	179	2.93%	15,094	115	1.52%
Total interest-earning	428,052	12,462	5.82%	374,044	9,713	5.19%
Noninterest-earning	19,483			20,089
	$447,535			$394,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$15,291	91	1.19%	$17,112	67	0.78%
Transaction accounts	87,470	623	1.42%	76,323	334	0.88%
Certificates of deposit	171,507	2,543	2.97%	126,015	1,861	2.95%
FHLB advances	105,242	1,973	3.75%	112,629	1,721	3.06%
Other borrowed funds	1,090	10	1.83%	835	2	0.48%
Total interest-bearing	380,600	5,240	2.75%	332,914	3,985	2.39%
Noninterest-bearing	26,413			22,197
Total liabilities	407,013			355,111
Stockholders’ equity	40,522			39,022
	$447,535			$394,133
Net earning balance	$47,452			$41,130
Earning yield less costing rate			3.07%			2.80%
Net interest income, and net yield spread
on interest earning assets		$7,222	3.37%		$5,728	3.06%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month and Six Month Periods Ended June 30,
2005 and 2004

Net income for the three months and six months ended June 30, 2005 was $1,448,715 and $2,663,489, respectively, as compared to $1,014,792 and $1,984,168, respectively, for the three months and six months ended June 30, 2004, which represents an increase in earnings of $433,923 (43%) for the three month period, and an increase in earnings of $679,321 (34%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2005, increased $1,688,765
(35%) and $2,748,567 (28%), respectively, as compared to the three months and six months ended June 30, 2004. For the three month and six month periods ended June 30, 2005 compared to the same periods in 2004, the average yield on interest earning assets decreased 91basis points to 5.99% and increased 63 basis points to 5.82%, respectively, while the average balance of interest earning assets increased $54,362,000 and $54,008,000, respectively.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2005, increased $848,579 (44%) and $1,255,489 (32%), respectively, when compared to the three months and six months ended June 30, 2004. For the three month and six month periods ended June 30, 2005 compared to the same periods in 2004, the average cost of interest bearing liabilities increased 59 basis points to 2.86% and 36 basis points to 2.75%, respectively, while the average balance increased $48,766,000 and $47,686,000, respectively.

Net Interest Income

As a result of the interest income and interest expense for the three months and six months ended June 30, 2005 as discussed above , net interest income for the three months and six months ended June 30, 2005 increased $840,187 (29%) and $1,493,078 (26%), respectively, when compared to the same periods in 2004.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $240,000 and $465,000 for the three months and six months ended June 30, 2005, respectively, compared to $225,000 and $413,830 for the same periods in 2004. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $35,429 (4%) and $1,782 for the three months and six months ended June 30, 2005, respectively, when compared to the three months and six months ended June 30, 2004. The decreases for the three months and six months ended June 30, 2005, were primarily due to decreases in service charges and in late charges and other fees, which were partially offset by increases in gain on sale of loans and gain on sale of investments as discussed below.

Service charges on transaction accounts decreased by $32,418 (7%) and $91,665 (10%) during the three months and six months ended June 30, 2005, respectively, when compared to the same period in 2004. This is a result of a decrease in the amount of "non-sufficient funds" and overdraft fees collected during this three month and six month period when compared to the same period in 2004. This decrease is a result of fewer "non-sufficient funds" checks presented per account during the three month and six month period ended June 30, 2005, compared to the same period in 2004.

Late charges and other fees decreased $90,963 (65%) and $73,118 (34%) for the three months ended June 30, 2004 and six months ended June 30, 2005, respectively, when compared to the same periods in 2004. These decreases were primarily due to fewer prepayment penalties paid on loans in the three month and six month periods ended June 30, 2005, compared to the same period in 2004.

During the three months and six months ended June 30, 2005, gain on sale of investments was $187,115 and $382,903, respectively, compared to gains of $171,456 and $349,413, for the same periods in 2004. These gains resulted from the sale of 1,000 shares of FHLMC stock each month. The sale price ranged from $60.92 per share to $67.42 during the six month period ended June 30, 2005, compared to $56.76 per share to $63.10 per share during the same period in 2004.

Gain on sale of loans increased $40,674 (53%) and $61,010 (31%) for the three months and six months ended June 30, 2005, respectively, when compared to the same periods in 2004, which was a result of an increase in mortgages loans sold on the secondary market.

Noninterest Expense

Noninterest expense decreased $13,696 (1%) and increased $123,701 (3%) for the three months and six months ended June 30, 2005 when compared to the three months and six months ended June 30, 2004. These small changes are attributed to the Company’s emphasis on controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes

There was an increase of $369,530 (75%) and $637,104 (68%) in the provision for income taxes for the three months and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. These increases were due to an increase in before tax income of $803,453 and $1,316,425 for the three months and six months ended June 30, 2005, respectively, compared to the same period in 2004.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of June 30, 2005, was $4,944,087 or 1.2% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of June 30, 2005, were $4,174,327 or 0.9% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.0 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of June 30, 2005, $2,973,772 of the assets classified as substandard were attributed to this group of loans. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2005	12/31/2004	12/31/2003
Nonperforming loans	$616	1,007	743
Real estate acquired in settlement of loans	23	78	6
Total nonperforming assets	$639	1,085	749

Total nonperforming assets as a percentage of total assets	0.14%	0.25%	0.19%
Allowance for loan losses	$4,944	4,537	3,886
Allowance for loan losses as a percentage of average net loans	1.22%	1.16%	1.17%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of June 30, 2005, the Bank had approximately $38,111,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances . Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

As a part of its asset and liability management strategy throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-retained basis. This allows the Bank to serve the customer’s needs and retain a banking relationship with respect to such fixed-rate residential loans, while limiting its exposure to the risk associated with carrying a long-term fixed-rate loan in its loan portfolio.

The Bank is also managing interest rate risk by the origination of construction loans. As of June 30, 2005, such loans made up 15.0% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2004, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $127,351,296 or 43% of its total deposits. As of June 30, 2005, these accounts totaled $127,745,023 or 43% of its total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2005 management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$37,385	$(2,574)	-6%	8.26%	-0.36%
+200	39,114	(845)	-2%	8.54%	-0.07%
+100	40,013	54	0%	8.75%	0.14%
NC	39,959	-	-	8.61%	-
-100	39,399	(560)	-1%	8.45%	-0.17%
-200	38,490	(1,469)	-4%	8.21%	-0.40%
-300	37,588	(2,371)	-6%	7.98%	-0.63%

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

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings
None.

Item 2.     Unrestricted Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase activity of the Company’s common stock during the Company’s second quarter ended June 30, 2005.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	31,249	23.01	31,249	84,128
May 1, 2005 to May 31, 2005	100	22.27	100	84,028
June 1, 2005 to June 30, 2005	-	-	-	84,028
Total	31,349	23.00	31,349

(1)	The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Common Security Holders
The annual meeting of stockholders of the registrant was held on May 25, 2005. At the meeting the stockholders elected Wayne V. Barnes, Gregory V. Ostergren and James L. Sivils, III to three-year terms as directors of the Company, while Jack L. Barham, Shaun A. Burke, Don M. Gibson, Kurt D. Hellweg, Gary Lipscomb and Tim Rosenbury, continue to serve as directors. Also at that meeting, BKD, LLP was ratified as the Company’s independent auditors for the fiscal year ending December 31, 2005.

The results of voting are shown for each matter considered.

Director election:
Nominee	Votes For	Votes Withheld

Wayne V. Barnes	2,473,879	146,182

Gregory V. Ostergren	2,521,750	98,311

James L. Sivils, III	2,557,619	62,442

Auditor Ratification:

Votes for	2,557,926

Votes against	41,320

Abstentions	815

Item 5.    Other Information
None.

Item 6.    Exhibits
10.18 Resignation and Separation Agreement and Release of All Claims between the Company, the Bank and William B. Williams dated July 29, 2005
11. Statement re computation of per share earnings (set forth in "Note 4: Earnings Per Share" of the Notes to Condensed Consolidated Financial Statements (unaudited))
31(i).1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
   32.1 CEO certification pursuant to Rule 13a - 14(b) and 18 U.S.C. Section 1350
32.2 CFO certification pursuant to Rule 13a - 14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title     Date

/s/ Shaun A. Burke      August 15,  2005

        Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

                /s/ Bruce Winston           August 15,  2005

Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

