Form 10-Q
period 2005-08-30
GUARANTY FEDERAL BANCSHARES INC
filed 2005-11-14
CIK 1046203

. UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Telephone number, including area code: (417) 520-4333

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

Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2005
Common Stock, par value $0.10 per share	2,955,747 Shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

ASSETS	9/30/05	12/31/04
Cash	$10,770,254	$14,087,915
Interest-bearing deposits in other financial institutions	7,238,686	1,808,543
Cash and cash equivalents	18,008,940	15,896,458
Available-for-sale securities	13,952,498	15,101,768
Held-to-maturity securities	1,094,259	1,305,158
Stock in Federal Home Loan Bank, at cost	6,224,800	5,146,500
Mortgage loans held for sale	3,209,998	3,590,536
Loans receivable, net of allowance for loan losses of
September 30, 2005 - $5,205,491 - December 31, 2004 - $4,536,654	437,257,336	388,742,792
Accrued interest receivable:
Loans	1,853,694	1,500,170
Investments	88,984	69,845
Prepaid expenses and other assets	1,869,924	1,976,284
Deferred income taxes	328,802	-
Foreclosed assets held for sale	24,868	78,150
Premises and equipment	7,402,278	7,188,867
	$491,316,381	$440,596,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$317,676,391	$296,387,742
Federal Home Loan Bank advances	128,000,000	100,000,000
Securities sold under agreements to repurchase	1,504,342	1,264,020
Advances from borrowers for taxes and insurance	939,425	271,796
Accrued expenses and other liabilities	448,323	234,818
Accrued interest payable	494,114	361,516
Dividend payable	458,330	450,868
Income taxes payable	446,654	220,046
Deferred income taxes	-	632,459
	449,967,579	399,823,265
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued September 30, 2005 - 6,568,516 shares;
December 31, 2004 - 6,493,861 shares	656,852	649,386
Additional paid-in capital	53,630,419	52,384,842
Unearned ESOP shares	(1,629,930)	(1,800,930)
Retained earnings, substantially restricted	35,344,192	32,437,131
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; September 30, 2005 - $1,046,223;
December 31, 2004 - $1,653,740	1,781,407	2,815,828
	89,782,940	86,486,257
Treasury stock, at cost; September 30, 2005 - 3,608,828 shares;
December 31, 2004 - 3,492,759 shares	(48,434,138)	(45,712,994)
	41,348,802	40,773,263
	$491,316,381	$440,596,528

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
INTEREST INCOME
Loans	$6,935,225	5,054,477	19,020,080	14,506,636
Investment securities	109,108	69,531	307,380	215,551
Other	47,155	68,326	225,861	183,413
	7,091,488	5,192,334	19,553,321	14,905,600
INTEREST EXPENSE
Deposits	1,904,836	1,257,353	5,162,510	3,519,552
Federal Home Loan Bank advances	1,215,982	863,922	3,188,553	2,584,899
Other	8,869	1,948	19,211	3,870
	3,129,687	2,123,223	8,370,274	6,108,321
NET INTEREST INCOME	3,961,801	3,069,111	11,183,047	8,797,279
PROVISION FOR LOAN LOSSES	240,000	225,000	705,000	638,830
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,721,801	2,844,111	10,478,047	8,158,449
NONINTEREST INCOME
Service charges	434,380	529,914	1,227,851	1,415,050
Late charges and other fees	37,672	73,210	178,384	287,040
Gain on sale of investment securities	180,669	192,799	563,572	542,212
Gain on sale of loans	210,015	116,310	469,136	314,421
Income (loss) on foreclosed assets	(502)	2,498	3,688	(2,520)
Other income	95,558	42,503	240,275	127,927
	957,792	957,234	2,682,906	2,684,130
NONINTEREST EXPENSE
Salaries and employee benefits	1,184,666	1,142,748	3,621,048	3,439,661
Occupancy	366,371	322,169	1,031,119	888,480
SAIF deposit insurance premiums	9,935	8,898	29,926	26,757
Data processing	97,719	98,411	277,042	323,748
Advertising	59,395	63,142	109,965	213,974
Other expense	439,170	408,055	1,334,246	1,273,192
	2,157,256	2,043,423	6,403,346	6,165,812
INCOME BEFORE INCOME TAXES	2,522,337	1,757,922	6,757,607	4,676,767
PROVISION FOR INCOME TAXES	935,076	601,548	2,506,857	1,536,225
NET INCOME	$1,587,261	1,156,374	4,250,750	3,140,542

BASIC EARNINGS PER SHARE	$0.57	0.41	1.53	1.12
DILUTED EARNINGS PER SHARE	$0.55	0.40	1.47	1.08
See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$649,386	52,384,842	(1,800,930)	(45,712,994)	32,437,131	2,815,828	40,773,263
Comprehensive income
Net income	-	-	-	-	4,250,750	-	4,250,750
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($607,517)	-	-	-	-	-	(1,034,421)	(1,034,421)
Total comprehensive income							3,216,329
Dividends ($0.48 per share)	-	-	-	-	(1,343,689)	-	(1,343,689)
Stock award plans	-	22,397	-	-	-	-	22,397
Stock options exercised	7,466	986,829	-	-	-	-	994,295
Release of ESOP shares	-	236,351	171,000	-	-	-	407,351
Treasury stock purchased	-	-	-	(2,721,144)	-	-	(2,721,144)
Balance, September 30, 2005	$656,852	53,630,419	(1,629,930)	(48,434,138)	35,344,192	1,781,407	41,348,802

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	$642,890	51,330,202	(2,030,930)	(44,549,879)	29,919,695	2,666,143	37,978,121
Comprehensive income
Net income	-	-	-	-	3,140,542	-	3,140,542
Change in unrealized appreciation
on available-for-sale securitites, net
of income taxes of ($7,205)	-	-	-	-	-	(12,268)	(12,268)
Total comprehensive income							3,128,274
Dividends ($0.47 per share)	-	-	-	-	(1,316,469)	-	(1,316,469)
Stock award plans	-	62,607	-	-	-	-	62,607
Stock options exercised	6,042	684,242	-	-	-	-	690,284
Release of ESOP shares	-	163,337	173,000	-	-	-	336,337
Treasury stock purchased	-	-	-	(748,781)	-	-	(748,781)
Balance, September 30, 2004	$648,932	52,240,388	(1,857,930)	(45,298,660)	31,743,768	2,653,875	40,130,373

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
	9/30/2005	9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,250,750	3,140,542
Items not requiring (providing) cash:
Deferred income taxes	(353,743)	(61,044)
Depreciation	575,243	463,212
Provision for loan losses	705,000	638,830
Gain on loans and investment securities	(1,032,708)	(856,633)
Loss on sale of premises and equipment	1,925	2,685
(Gain) loss on sale of foreclosed assets	(6,003)	1,949
Amortization of deferred income, premiums and discounts	(101,496)	55,147
Stock award plan expense	34,879	42,690
Origination of loans held for sale	(33,023,273)	(20,386,987)
Proceeds from sale of loans held for sale	33,872,947	19,471,049
Release of ESOP shares	407,351	336,337
Changes in:
Accrued interest receivable	(372,663)	(142,418)
Prepaid expenses and other assets	106,360	(162,263)
Accounts payable and accrued expenses	348,545	49,077
Income taxes payable	226,608	(213,766)
Net cash provided by operating activities	5,639,722	2,378,407
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(49,452,917)	(54,543,075)
Principal payments on held-to-maturity securities	210,353	459,047
Proceeds from maturities of available-for-sale securities	6,000,000	4,500,000
Purchase of premises and equipment	(794,779)	(606,200)
Proceeds from sale of premises and equipment	4,200	6,500
Purchase of available-for-sale securities	(6,444,433)	(4,480,186)
Proceeds from sale of available-for-sale securities	572,383	551,023
Purchase of FHLB stock	(1,078,300)	(381,300)
Proceeds from sale of foreclosed assets	337,653	376,488
Net cash used in investing activities	(50,645,840)	(54,117,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	994,295	690,284
Cash dividends paid	(1,351,151)	(1,299,412)
Cash dividends received on RRP stock	-	217
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	(700,424)	8,553,582
Net increase in certificates of deposit and securities sold
under agreements to repurchase	22,229,395	27,238,428
Proceeds from FHLB advances	897,050,000	156,000,000
Repayments of FHLB advances	(869,050,000)	(149,750,948)
Advances from borrowers for taxes and insurance	667,629	790,927
Treasury stock purchased	(2,721,144)	(748,781)
Net cash provided by financing activities	47,118,600	41,474,297
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,112,482	(10,264,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,896,458	22,656,794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,008,940	12,391,795

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

On October 18, 1995, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan (“SOP”). On July 22, 1998, the Company’s stockholders voted to approve both a 1998 Restricted Stock Plan (“RSP”) and a 1998 Stock Option Plan (“1998 SOP”). The RRP and RSP authorized shares to be issued to directors, officers and employees of the Bank. On February 17, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component. On March 22, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. In September of 2003 and March of 2004, the directors of the Company authorized the issuance of 5,000 and 25,000 stock options, respectively, as an employment inducement to new officers of the Bank pursuant to stock option agreements. Stock options awarded under these agreements are considered non-qualified for federal income tax purposes. On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan (“2004 SOP”). The purpose of this plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date no options have been granted under this plan. As of September 30, 2005, all of the RRP, RSP, 2000 SCP and 2001 SCP shares have been purchased and awarded. As of September 30, 2005, there are 3,447 shares that are not vested. The Company is amortizing the RRP, RSP and SCP expense over each participant’s vesting period. The Company recognized $34,879 and $42,690 of expense under these stock award plans for the nine month periods ended September 30, 2005 and 2004, respectively. The SOP, 1998 SOP, 2000 SCP, 2001 SCP and the 2004 SOP authorized stock options on shares to be issued to officers and employees of the Bank. As of September 30, 2005, all options except those on 252,998 shares have been granted. The RRP, RSP, SOP, 1998 SOP, 2000 SCP, 2001 SCP and 2004 SOP vest over a five year period. As of September 30, 2005, there were 332,708 unexercised options that have been granted at prices ranging from $6.02 to $26.50 per share and 225,503 of these options are exercisable.

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
	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Net income, as reported	$1,587,261	1,156,374	4,250,750	3,140,542
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(9,361)	(8,882)	(27,248)	(27,414)

Pro forma net income	$1,577,900	1,147,492	4,223,502	3,113,128

Earnings per share:
Basic - as reported	$0.57	0.41	1.53	1.12
Basic - pro forma	$0.57	0.41	1.52	1.11
Diluted - as reported	$0.55	0.40	1.47	1.08
Diluted - pro forma	$0.54	0.39	1.46	1.07

Note 4: Earnings Per Share
	For three months ended September 30, 2005			For nine months ended September 30, 2005
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,587,261	2,764,303	$0.57	$4,250,750	2,777,946	$1.53
Effect of Dilutive Securities:
Stock Options		134,696			121,263
Diluted Earnings per Share	$1,587,261	2,898,999	$0.55	$4,250,750	2,899,209	$1.47

	For three months ended September 30, 2004			For nine months ended September 30, 2004
Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,156,374	2,813,505	$0.41	$3,140,542	2,803,065	$1.12
Effect of Dilutive Securities:
Stock Options		105,574			104,602
Diluted Earnings per Share	$1,156,374	2,919,079	$0.40	$3,140,542	2,907,667	$1.08
Options to purchase 1,500, 11,500, 25,000 and 25,000 shares of common stock were outstanding during the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater that the average market price of the common shares.

Note 5: Other Comprehensive Income
	9/30/2005	9/30/2004
Unrealized gains (losses) on	$(1,078,366)	522,739
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(563,572)	(542,212)
Other comprehensive income (loss),
before tax effect	(1,641,938)	(19,473)
Tax expense (benefit)	(607,517)	(7,205)
OTHER COMPREHENSIVE INCOME (LOSS)	$(1,034,421)	(12,268)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from the operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004. In 2003 and in conjunction with the Bank’s conversion to a state-chartered trust company with banking powers, the Company decided to change its fiscal year end from June 30 to a calendar year end of December 31. The Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,”“estimates,”“believes,”“expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Financial Condition

The Company’s total assets increased $50,719,853 (12%) from $440,596,528 as of December 31, 2004, to $491,316,381 as of September 30, 2005.

Cash and cash equivalents increased $2,112,482 (13%) from $15,896,458 as of December 31, 2004, to $18,008,940 as of September 30, 2005. The increase is primarily due to a larger amount of uncollected funds on deposit with a correspondent bank as of September 30, 2005, compared to December 31, 2004.

Securities available-for-sale decreased $1,149,270 (8%) from $15,101,768 as of December 31, 2004, to $13,952,948 as of September 30, 2005. The Bank currently holds 59,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $57,777 in the available-for-sale category. As of September 30, 2005, the gross unrealized gain on the FHLMC stock was $3,273,363, a decrease from $4,945,012 as of December 31, 2004.

Securities held-to-maturity decreased primarily due to principal repayments by $210,899 (16%) from $1,305,158 as of December 31, 2004, to $1,094,259 as of September 30, 2005.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $1,078,300 (21%), due to the purchase of such stock necessary to meet FHLB requirements.

Net loans receivable increased by $48,514,544 (12%) from $388,742,792 as of December 31, 2004, to $437,257,336 as of September 30, 2005. Commercial real estate loans increased by $22,339,255 (23%) from $97,549,770 as of December 31, 2004, to $119,889,025 as of September 30, 2005. The Bank plans to continue its emphasis on commercial lending. In addition, the Bank is selling conforming loans on single family residences, while in some cases retaining the servicing rights. Permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $11,153,317 (9%), while residential loans sold decreased by $10,133,338 (8%). Loans held for sale decreased $380,538 (11%) to $3,209,998 as of September 30, 2005, compared to $3,590,536 at December 31, 2004. The Bank continued to be active in construction lending. Construction loans increased by $23,453,447 (52%) to $68,543,705 as of September 30, 2005, compared to $45,090,258 as of December 31, 2004. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $668,837 (15%) from $4,536,654 as of December 31, 2004 to $5,205,491 as of September 30, 2005. The allowance increased primarily due to the provision for loan losses of $705,000 recorded during this period exceeding net loan charge-offs of $36,163 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See also the discussion under “Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30, 2005 and 2004 - Provision for Loan Losses.”The allowance for loan losses as of September 30, 2005 and December 31, 2004 was 1.26% and 1.16%, respectively, of average net loans outstanding. As of September 30, 2005, the allowance for loan losses was 155% of impaired loans compared to 75% as of December 31, 2004.

Premises and equipment increased $213,411 (3%) from $7,188,867, as of December 31, 2004 to $7,402,278 as of September 30, 2005, primarily due to the construction of a new branch facility, which was partially offset by depreciation recognized on these assets.

Deposits increased $21,288,649 (7%) from $296,387,742 as of December 31, 2004, to $317,676,391 as of September 30, 2005. For the nine months ended September 30, 2005, checking and savings accounts increased by $700,424 and certificates of deposits increased by $21,989,072(2%). The increase in certificates of deposit was primarily due to an increase in retail certificates of deposit of $17,426,542 (19%) and internet certificates of deposit of $4,049,882 (47%) during the period. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

FHLB advances increased by $28,000,000 (28%) from $100,000,000 as of December 31, 2004, to $128,000,000 as of September 30, 2005, due to new advances exceeding repayments. These funds were primarily used to fund new loans.
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

Advances from borrowers for taxes and insurance increased $667,629 (246%) from $271,796 as of December 31, 2004, to $939,425 as of September 30, 2005 due to the difference in timing between the collection of taxes and insurance from borrowers and the subsequent payment of real estate taxes and insurance premiums.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $575,539 (1%) from $40,773,263 as of December 31, 2004, to $41,348,802 as of September 30, 2005. This increase was primarily due to several factors. The Company’s net income during this period was $4,250,750, which was partially offset by dividends in the amount of $1,343,689 which were (i) declared on March 16, 2005 and paid on April 14, 2005, to stockholders’ of record as of March 30, 2005, (ii) declared on June 16, 2005 and paid on July 15, 2005, to stockholders’ of record as of July 1, 2005, and (iii) declared on September 23, 2005 and paid on October 14, 2005 to stockholders’ of record as of October 1, 2005. In addition, the increase in stockholders’ equity was further increased by the exercise of stock options previously issued to the Company’s officers, employees and directors under its various stock plans and further offset by the Company’s repurchase of 116,069 shares of treasury stock at an aggregate cost of $2,721,144 (an average cost of $23.44 per share) and a decrease in unrealized appreciation on available-for-sale securities, net of taxes, of $1,034,421 during this period. As of September 30, 2005, 69,016 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $14.45 as of December 31, 2004 to $14.78 as of September 30, 2005.

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

	Nine months ended 9/30/2005			Nine months ended 9/30/2004
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$413,648	19,020	6.13%	$357,839	14,507	5.41%
Investment securities	9,963	307	4.11%	10,102	216	2.85%
Other assets	12,189	226	2.47%	14,694	183	1.66%
Total interest-earning	435,800	19,553	5.98%	382,635	14,906	5.19%
Noninterest-earning	19,329			20,664
	$455,129			$403,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$15,117	141	1.24%	$16,946	102	0.80%
Transaction accounts	86,668	966	1.49%	78,363	545	0.93%
Certificates of deposit	174,199	4,055	3.10%	132,883	2,872	2.88%
FHLB Advances	109,576	3,189	3.88%	111,443	2,585	3.09%
Other borrowed funds	1,239	19	2.04%	959	4	0.56%
Total interest-bearing	386,799	8,370	2.89%	340,594	6,108	2.39%
Noninterest-bearing	27,568			23,259
Total liabilities	414,367			363,853
Stockholders’ equity	40,762			39,446
	$455,129			$403,299
Net earning balance	$49,001			$42,041
Earning yield less costing rate			3.09%			2.80%
Net interest income, and net yield spread
on interest earning assets		$11,183	3.42%		$8,798	3.07%
Ratio of interest-earning assets to
interest-bearing liabilities		113%			112%

Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30,
2005 and 2004

Net income for the three months and nine months ended September 30, 2005 was $1,587,261 and $4,250,750, respectively, as compared to $1,156,374 and $3,140,542, respectively, for the three months and nine months ended September 30, 2004, which represents an increase in earnings of $430,887 (37%) for the three month period, and an increase in earnings of $1,110,208 (35%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2005, increased $1,899,154 (37%) and $4,647,721 (31%), respectively, as compared to the three months and nine months ended September 30, 2004. For the three month and nine month periods ended September 30, 2005 compared to the same periods in 2004, the average yield on interest earning assets increased 109 basis points to 6.29% and increased 79 basis points to 5.98%, respectively, and the average balance of interest earning assets increased $50,244,000 and $53,165,000, respectively.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2005, increased $1,006,464 (47%) and $2,261,953 (37%), respectively, when compared to the three months and nine months ended September 30, 2004. For the three month and nine month periods ended September 30, 2005 compared to the same periods in 2004, the average cost of interest bearing liabilities increased 75 basis points to 3.14% and 50 basis points to 2.89%, respectively, and the average balance increased $43,208,000 and $46,205,000, respectively.

Net Interest Income

As a result of the interest income and interest expense for the three months and nine months ended September 30, 2005 as discussed above , net interest income for the three months and nine months ended September 30, 2005 increased $892,690 (29%) an $2,385,768 (27%), respectively, when compared to the same periods in 2004.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $240,000 and $705,000 for the three months and nine months ended September 30, 2005, respectively, compared to $225,000 and $638,830 for the same periods in 2004. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $558 and decreased $1,224 for the three months and nine months ended September 30, 2005, respectively, when compared to the three months and nine months ended September 30, 2004.

Service charges on transaction accounts decreased by $95,534 (18%) and $187,199 (13%) during the three months and nine months ended September 30, 2005, respectively, when compared to the same period in 2004. This is a result of a decrease in the amount of “non-sufficient funds” and overdraft fees collected during this three month and nine month period when compared to the same period in 2004. This decrease is a result of fewer “non-sufficient funds” checks presented per account during the three month and nine month period ended September 30, 2005, compared to the same period in 2004.

Late charges and other fees decreased $35,538 (49%) and $108,656 (38%) for the three months and nine months ended September 30, 2005, respectively, when compared to the same periods in 2004. These decreases were primarily due to fewer prepayment penalties paid on loans in the three month and nine month periods ended September 30, 2005, compared to the same period in 2004.

During the three months and nine months ended September 30, 2005, gain on sale of investments was $180,669 and $563,572, respectively, compared to gains of $192,799 and $542,212, for the same periods in 2004. These gains resulted from the sale of 1,000 shares of FHLMC stock each month. The sale price ranged from $56.19 per share to $67.42 during the nine month period ended September 30, 2005, compared to $56.76 per share to $67.63 per share during the same period in 2004.

Gain on sale of loans increased $93,705 (81%) and $154,715 (49%) for the three months and nine months ended September 30, 2005, respectively, when compared to the same periods in 2004, which was the result of an increase in mortgage loans sold on the secondary market.

Noninterest Expense

Noninterest expense increased $113,833 (6%) and $237,534 (4%) for the three months and nine months ended September 30, 2005 when compared to the three months and nine months ended September 30, 2004. These small changes are attributed to the Company’s emphasis on controlling expenses. There was no significant change in any individual expense category.

Provision for Income Taxes

There was an increase of $333,528 (55%) and $970,632 (63%) in the provision for income taxes for the three months and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. These increases were due to an increase in before tax income of $764,415 and $2,080,840 for the three months and nine months ended September 30, 2005, respectively, compared to the same period in 2004.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of September 30, 2005, was $5,205,491 or 1.3% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of September 30, 2005, were $5,258,728 or 1.1% of total assets. In connection with a normal regulatory examination by the Federal Deposit Insurance Corporation in February 2004, the Bank identified and reclassified a group of approximately 150 loans secured by single family residences, totaling approximately $9.0 million, because it was deemed that the loan files relating to these loans did not contain sufficient information to effectively evaluate the credits. As of September 30, 2005, $2,191,465 of the assets classified as substandard were attributed to this group of loans. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2005	12/31/2004	12/31/2003
Nonperforming loans	$1,133	1,007	743
Real estate acquired in settlement of loans	25	78	6
Total nonperforming assets	$1,158	1,085	749

Total nonperforming assets as a percentage of total assets	0.24%	0.25%	0.19%
Allowance for loan losses	$5,205	4,537	3,886
Allowance for loan losses as a percentage of average net loans	1.26%	1.16%	1.17%

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2005, the Bank had approximately $4,470,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2005, such loans made up 15.0% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2004, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $127,351,296 or 43% of its total deposits. As of September 30, 2005, these accounts totaled $126,650,872 or 39% of its total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2005 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$32,857	$(8,194)	-20%	8.75%	-0.88%
+200	36,750	(4,301)	-10%	9.34%	-0.28%
+100	39,724	(1,327)	-3%	9.69%	0.06%
NC	41,051	-	-	9.62%	-
-100	41,534	483	1%	9.43%	-0.20%
-200	41,569	518	1%	9.21%	-0.42%
-300	41,256	205	0%	9.02%	-0.61%

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including such disclosure controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
None.

Item 2.  Unrestricted Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase activity of the Company’s common stock during the Company’s third quarter ended September 30, 2005.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	9,653	24.54	9,653	74,375
August 1, 2005 to August 31, 2005	5,359	26.15	5,359	69,016
September 1, 2005 to September 30, 2005	-	-	-	69,016
Total	15,012	25.12	15,012

(1)
The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
10.18 Resignation and Separation Agreement and Release of All Claims between the Company, the Bank and William B. Williams dated July 29, 2005. (Filed as Exhibit 10.18 to he Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed by the registrant on August 15, 2005 (SEC File No. 0-23325) and incorporated herein by reference)
10.19	Written Description of Compensatory Arrangement with Carter Peters
10.20	Resignation and Separtion Agreement and Release of All Claims between the Bank and Eldon Erwin dated September 23, 2005
             11. Statement re computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements (unaudited))
             31(i).1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
             31(i).2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
             32.1 CEO certification pursuant to Rule 13a - 14(b) and 18 U.S.C. Section 1350
32.2 CFO certification pursuant to Rule 13a - 14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Guaranty Federal Bancshares, Inc.

Signature and Title Date

/s/ Shaun A. Burke   November 14, 2005
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston  November 14, 2005
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)