Form 10-K
period 2005-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2006-03-31
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Common Stock, par value $.10 per share
                       (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No _X_

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file __	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the Registrant's Common Stock as quoted on the National Market of The NASDAQ Stock Market on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), was $52.7 million. As of March 31, 2006 there were 2,958,147 shares of the registrant's Common Stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2005 Annual Report”) for the fiscal period ended December 31, 2005 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 25, 2006 (Part III).

		GUARANTY FEDERAL BANCSHARES, INC.

		Form 10-K

		TABLE OF CONTENTS
	Item		Page

		PART I

	1	Business	5

	1A	Risk Factors	30

	1B	Unresolved Staff Comments	31

	2	Properties	32

	3	Legal Proceedings	32

	4	Submission of Matters to a Vote of Security Holders	32

		PART II

	5	Market for Registrant's Common Equity, Related Stockholder Matters	32
		and Issuer Purchases of Equity Securities
			34
	6	Selected Financial Data

	7.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	34

	7A.	Quantitative and Qualitative Disclosures About Market Risk	34

	8	Financial Statements and Supplementary Data	34

	9	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	34

	9A.	Controls and Procedures	34

	9B.	Other Information	34
		PART III

	10	Directors and Executive Officers of the Registrant	35

	11	Executive Compensation	35

	12	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	35

	13	Certain Relationships and Related Transactions	37

	14	Principal Accountant Fees and Services	37

		PART IV

	15	Exhibits and Financial Statement Schedules	37
Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

GUARANTY FEDERAL BANCSHARES, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, WORDS SUCH AS “ANTICIPATES,” “ESTIMATES,” “BELIEVES,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS RESULTING FROM THESE FACTORS; AND OTHER FACTORS SET FORTH IN REPORTS AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. FOR FURTHER INFORMATION ABOUT THESE AND OTHER RISKS, UNCERTAINTIES AND FACTORS, PLEASE REVIEW THE DISCLOSURE INCLUDED IN ITEM 1A. OF THIS FORM 10-K.

THE COMPANY CAUTIONS THAT THE LISTED FACTORS ARE NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

Item 1. Business

Business of the Company

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware-chartered corporation that was created in September 1997 at the direction of Guaranty Federal Savings Bank, a federal savings bank (the "Bank"). The Company became a unitary savings and loan holding company for the Bank on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company. The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remaining shares were sold in a public offering. In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company, and the shares of the Bank held by the public were exchanged for shares of the Company. All of the shares of the Bank which remained outstanding after the conversion are owned by the Company. Shares of the Company were issued on December 30, 1997.

On June 27, 2003, the Bank converted from a federal savings bank to a state-chartered trust company with banking powers in Missouri, and the Company became a bank holding company. On this date, the name of the Bank was changed from Guaranty Federal Savings Bank to Guaranty Bank. The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities. For this reason, unless otherwise specified, references to the Company include operations of the Bank. Further, information in a chart or table based on Bank only data is identical to or immaterially different from information that would be provided on a consolidated basis. In addition to the Bank, the Company owns Guaranty Statutory Trust I and Guaranty Statutory Trust II, both Delaware statutory trusts.

In 2003, the Company changed its fiscal year end from June 30 to a calendar year end of December 31. As a result, the Company reported a six month transition period ended December 31, 2003 (the “Transition Period”) in order to change to this new calendar year end.

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

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). See discussion under section captioned “Regulation” in this report. The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.12% of its assets plus 4.45% of its outstanding FHLB advances. At December 31, 2005, the Bank had $4,978,800 in FHLB stock, which was in compliance with this requirement.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest earnings for the last three fiscal years and the Transition Period, and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years, including the Transition Period, is provided under the section captioned “Average Balances, Interest and Average Yields” under Item 7 of this report.

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

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:
Composition of Loan Portfolio
	As of December 31,		As of December 31,		As of December 31,		As of June 30,		As of June 30,		As of June 30,
	2005		2004		2003		2003		2002		2001
	$	%	$	%	$	%	$	%
(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$103,532	23%	121,307	31%	129,477	37%	144,404	40%	149,443	44%	189,436	55%
Multi-family	53,631	12%	52,259	13%	44,242	13%	41,022	11%	44,055	13%	42,641	12%
Construction	70,390	16%	45,090	11%	49,814	14%	64,464	18%	49,807	15%	55,317	16%
Commercial real estate	122,884	28%	97,550	25%	72,105	21%	71,046	19%	58,434	17%	43,893	13%
Total mortgage loans	350,437	79%	316,206	80%	295,638	86%	320,936	88%	301,739	89%	331,287	96%
Commercial business loans	66,370	15%	55,606	14%	24,618	7%	18,967	5%	8,358	2%	5,511	1%
Consumer loans	24,264	6%	25,172	6%	25,441	7%	25,486	7%	31,075	9%	10,573	3%
Total consumer and other loans	90,634	21%	80,778	20%	50,059	14%	44,453	12%	39,433	11%	16,084	4%
Total loans	441,071	100%	396,984	100%	345,697	100%	365,389	100%	341,172	100%	347,371	100%
Less:
Loans in process	-		-		9,425		25,539		18,326		24,212
Deferred loan fees/costs, net	141		106		237		211		230		268
Unearned discounts	3		7		19		26		50		88
Allowance for loan losses	5,400		4,537		3,886		2,775		2,650		2,697
Total Loans, Net	$435,527		392,334		332,130		336,838		319,916		320,106

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2005 of all loans due after December 2006, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% ARM
(Dollars in Thousands)
One-to four-family	$22,157	71,428	93,585	76%
Multi-family	22,892	20,047	42,939	47%
Construction	447	15,186	15,633	97%
Commercial real estate	39,637	63,203	102,840	61%
Commercial loans	3,597	26,852	30,449	88%
Consumer loans	5,596	16,441	22,037	75%
Total loans (1)	$94,326	213,157	307,483	69%
(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2005. The table shows loans that have adjustable-rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
(Dollars in thousands)
One to four family	$9,947	18,845	74,740	103,532
Multi family	10,692	22,933	20,006	53,631
Construction	54,756	15,563	71	70,390
Commercial real estate	20,044	89,582	13,259	122,885
Commercial loans	35,922	25,982	4,466	66,370
Consumer loans	2,227	5,186	16,850	24,263
Total loans (1)	$133,588	178,091	129,392	441,071
Less:
Deferred loan fees/costs				141
Unearned discounts				3
Allowance for loan losses				5,400
Loans receivable net				$435,527
(1) Includes mortgage loans held for sale of $2,092.

One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate (“ARM”) first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a significant number of loans originated by the Bank which are secured by non-owner occupied properties. Loan originations are generally obtained from existing or past customers, members of the local community, attorney referrals, established builders, and realtors within the Bank's market area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

As of December 31, 2005, $103.5 million or 23% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 75% were ARM loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2005, $53.6 million or 12% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $14.4 million as of December 31, 2005, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2005, construction loans totaled $70.4 million or 16% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Construction lending by its nature entails significant additional risks as compared with one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of the prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank attempts to address these risks through its underwriting and construction monitoring procedures.

    Commercial Real Estate Loans. As of December 31, 2005, the Bank has commercial real estate loans totaling $122.9 million or 28% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $14.8 million as of December 31, 2005, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2005, the Bank’s commercial real estate loan portfolio included approximately $7.9 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2005, the Bank has commercial business loans totaling $66.4 million or 15% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans. The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, consumer loans, home equity loans and automobile loans. As of December 31, 2005, the Bank has such loans totaling $24.3 million or 6% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

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

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2005, the Bank has one loan 90 days or more past due with a principal balance of $28,418 and twenty three loans between 30 and 89 days past due with an aggregate principal balance of $579,852. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.
Delinquency Summary	As of	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	June 30,	June 30,	June 30,
	2005	2004	2003	2003	2002	2001
(Dollars in Thousands)
Loans accounted for on a non-accrual basis
or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$452	770	703	331	154	444
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	1,065
Commercial real estate	131	158	-	-	-	668
	583	928	703	331	154	2,177
Non-mortgage loans:
Commercial loans	-	-	-	-	-	109
Consumer and other loans	138	79	40	-	37	18
	138	79	40	-	37	127
Total non-accrual loans	721	1,007	743	331	191	2,304
Accruing loans which are contractually past
maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
-		-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
-		-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$721	1,007	743	331	191	2,304
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	0.17%	0.26%	0.22%	0.10%	0.06%	0.73
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.15%	0.23%	0.19%	0.08%	0.05%	0.62

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

Non-Performing Assets	As of	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	June 30,	June 30,	June 30,
	2005	2004	2003	2003	2002	2001
Non-accrual loans:				(Dollars in Thousands)
Mortgage loans:
One- to four-family	$452	770	703	331	659	1,358
Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	2,115
Commercial real estate	131	158	-	-	1,017	1,396
	583	928	703	331	1,676	4,869
Non-mortgage loans:
Commercial loans	-	-	-	-	-	60
Consumer and other loans	138	79	40	-	75	19
	138	79	40	-	75	79
Total non-accrual loans	721	1,007	743	331	1,751	4,948
Real estate and other assets acquired in settlement of loans	27	78	6	182	683	4
Total non-performing assets	$748	1,085	749	513	2,434	4,952

Total non-accrual loans as a percentage of net loans	0.17%	0.26%	0.22%	0.10%	0.55%	1.55%
Total non-performing assets as a percentage of total assets	0.16%	0.25%	0.19%	0.13%	0.65%	1.32%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$8	23	15	13	21	179

Problem Assets. Federal regulations require that the Bank review and classify its assets on a regular basis to determine those assets considered to be of lesser quality. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a “special mention” category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Federal regulations require the Bank to establish general allowances for loan losses from assets classified as substandard or doubtful. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

    For management purposes, the Bank also designates certain loans for additional attention. Such loans are called “Special Mention” and have identified weaknesses, that if the situation deteriorates, the loans would merit a substandard classification.

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2005. As of December 31, 2005, foreclosed assets held for sale consists of five vehicles.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in Thousands)
Loans:
One- to four-family	3	$224	43	$2,181	-	$-	-	$-	46	$2,405
Multi-family	-	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-	-	-	-
Other loans	6	178	15	2,418	-	-	-	-	21	2,596
Total loans	9	402	58	4,599	-	-	-	-	67	5,001
Foreclosed assets held-for-sale:
One- to four-family	-	-	-	-	-	-	-	-	-	-
Land and other assets	-	-	5	27	-	-	-	-	5	27
Total foreclosed assets	-	-	5	27	-	-	-	-	5	27
Total	9	$402	63	$4,626	-	$-	-	$-	72	$5,028

[Missi

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

As of December 31, 2005 the Bank's total allowance for loan losses was $5.4 million or 1.2% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

For fiscal years 2001 through 2005, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended	Year ended	Six months ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	June 30,	June 30,	June 30,
	2005	2004	2003	2003	2002	2001
(Dollars in Thousands)
Beginning balance	$4,537	3,886	2,775	2,650	2,697	2,520
Gross loan charge offs
Mortgage Loans:
One- to four-family	(22)	(188)	(41)	(358)	(52)	(5)
Multi-family	-	-	-	-	-	-
Construction	-	-	-	(11)	(235)	-
Commercial real estate	-	-	-	-	(23)	(115)
	(22)	(188)	(41)	(369)	(310)	(120)
Non-mortgage loans:
Commercial loans	(12)	-	-	-	-	-
Consumer and other loans	(119)	(43)	(14)	(168)	(28)	(13)
	(119)	(43)	(14)	(168)	(28)	(13)
Total charge offs	(153)	(231)	(55)	(537)	(338)	(133)
Recoveries
Mortgage Loans:
One- to four-family	61	9	1	19	-	-
Multi-family	-	-	-	-	-	-
Construction	-	-	1	6	-	-
Commercial real estate	-	-	-	-	-	-
	61	9	2	25	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-	-
Consumer and other loans	10	9	2	27	-	-
	10	9	2	27	-	-
Total recoveries	71	18	4	52	-	-
Net loan charge-offs	(82)	(213)	(51)	(485)	(338)	(133)
Provision for loan losses charged to expense	945	864	1,162	610	291	310
Ending balance	$5,400	4,537	3,886	2,775	2,650	2,697

Net charge-offs as a percentage of average loans, net	0.02%	0.07%	0.02%	0.15%	0.10%	0.04%
Allowance for loan losses as a percentage of average loans, net	1.29%	1.39%	1.19%	0.85%	0.82%	0.87%
Allowance for loan losses as a percentage of total non-performing loans	749%	451%	523%	838%	151%	55%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of			As of			As of			As of			As of			As of
	December 31,			December 31,			December 31,			June 30,			June 30,			June 30,
	2005			2004			2003			2003			2002			2001
Amount	%	%		Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
(Dollars in thousands)
Mortgage Loans	$4,266		79%	$3,630		80%	$3,342		86%	$2,442		88%	$2,358		89%	$2,562		95%
Non-Mortgage Loans	1,134		21%	907		20%	544		14%	333		12%	292		11%	135		5%
Total	$5,400		100%	$4,537		100%	$3,886		100%	$2,775		100%	$2,650		100%	$2,697		100%
Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Investment Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2005, the Company has investment securities with a carrying value of $7.7 million and an estimated fair value of $7.7 million. See Note 1 of Notes to Consolidated Financial Statements for description of accounting policy for investments. Based on the carrying value of these securities, $6.8 million, or 88%, of the Company’s investment securities portfolio are available-for-sale.

The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and sale of federal funds.

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2005
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$47,595	3,128,415	-	3,176,010
Debt Securities:
U. S. government agencies	3,579,513	2,021	(397)	3,581,137
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	189,974	-	(2,478)	187,496
Mortgage-backed securities	754,750	39,550	-	794,300
	$4,571,832	3,169,986	(2,875)	7,738,943

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2004
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$66,588	4,945,012	-	5,011,600
Other stock	2,000,000	-	(560,000)	1,440,000
Debt Securities:
Trust preferred securities	6,570,814	84,468	-	6,655,282
U. S. government agencies	1,994,798	88	-	1,994,886
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	228,807	375	-	229,182
Mortgage-backed securities	1,076,351	77,737	-	1,154,088
	$11,937,358	5,107,680	(560,000)	16,485,038

Investment Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2003
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$78,336	4,587,264	-	4,665,600
Other stock	2,000,000	-	(326,000)	1,674,000
Debt Securities:
Trust preferred securities	6,557,201	11,071	(40,840)	6,527,432
U. S. government agencies	1,996,317	477	-	1,996,794
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	256,142	78	-	256,220
Mortgage-backed securities	1,611,452	81,240	-	1,692,692
	$12,499,448	4,680,130	(366,840)	16,812,738

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2005:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$499,512	3.52%	$499,429
Due within five years	3,269,975	5.05%	3,269,204
Equity securities not due on
a single maturity date	47,595	0.00%	3,176,010
Mortgage-backed securities not due on a
single maturity date	754,749	7.11%	794,300
	$4,571,831	5.23%	$7,738,943

Sources of Funds

General. The Company's primary sources of funds are deposits, borrowings (including issuances of subordinated debentures), amortization and prepayments of loans and amortization, prepayments and maturities of mortgage-backed securities.

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

Deposit Accounts Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.
	As of December 31,			As of December 31,			As of December 31,
	2005			2004			2003
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.33%	$35,864	11%	0.53%	$34,605	12%	0.30%	$34,257	14%
Savings	1.80%	14,298	5%	1.08%	15,153	5%	0.81%	17,221	7%
Money Market	2.47%	43,897	14%	1.81%	52,010	18%	1.34%	42,231	18%
Non-interest
bearing demand	0.00%	36,194	11%	0.00%	25,583	9%	0.00%	23,335	10%
Total		130,253	41%		127,351	44%		117,044	49%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.56%	125,336	39%	2.32%	89,389	30%	2.83%	68,500	29%
12-23 months	3.74%	48,149	15%	2.81%	42,019	14%	2.88%	23,695	10%
24-35 months	4.20%	9,670	3%	3.49%	26,608	9%	3.03%	12,052	5%
36-47 months	3.94%	4,248	1%	4.16%	6,012	2%	4.87%	8,643	4%
48-59 months	4.14%	1,851	1%	3.92%	3,982	1%	4.49%	4,595	2%
60-71 months	4.64%	552	0%	3.98%	1,013	0%	3.90%	2,541	1%
72-95 months	0.00%	-	0%	4.06%	13	0%	3.94%	61	0%
Total		189,806	59%		169,036	56%		120,087	51%
Total Deposits		$320,059	100%		$296,387	100%		$237,131	100%

	As of June 30,
	2003
	Average		Percent
	Interest		of Total
	Rate	Amount	Deposits
(Dollars in Thousands)
NOW	0.31%	$32,806	14%
Savings	0.80%	17,458	7%
Money Market	1.31%	37,512	16%
Non-interest
bearing demand	0.00%	24,651	11%
Total		112,427	48%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.04%	70,009	30%
12-23 months	3.39%	26,161	11%
24-35 months	3.02%	5,552	2%
36-47 months	3.14%	5,187	2%
48-59 months	4.42%	7,409	2%
60-71 months	5.05%	5,620	2%
72-95 months	4.25%	3,312	2%
Total		123,250	52%
Total Deposits		$235,677	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2005, excluding brokered deposits.

(Dollars in thousands)
December 31, 2005
Three months or less	$5,109
Over three through six months	11,451
Over six through twelve months	7,481
Over twelve months	6,263
Total	$30,305

Borrowings

The Company’s borrowings consist primarily of FHLB advances and issuances of junior subordinated debentures.

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

Selected Data for Federal Home Loan Bank Advances
	As of			As of
	December 31,			June 30,
	2005	2004	2003	2003
(Dollars in Thousands)
Remaining maturity:
Less than one year	$72,414	61,264	63,290	60,323
One to two years	3,000	12,500	7,850	7,350
Two to three years	16,650	3,000	10,500	6,500
Three to four years	386	16,650	1,000	3,000
Four to five years	3,000	386	14,950	3,950
Over five years	4,550	6,200	11,247	33,496
Total	$100,000	100,000	108,837	114,619

Weighted average rate at end of period	4.55%	3.62%	3.58%	4.14%

For the period:
Average balance	$111,104	111,169	101,841	108,020
Average interest rate	4.04%	3.17%	4.17%	5.22%

Maximum outstanding as of any month end	$132,000	120,086	109,496	114,619

Junior Subordinated Debentures: On December 15, 2005, the Company completed an offering of $15 million of “Trust Preferred Securities” (defined hereinafter). The Company formed two wholly-owned subsidiaries, each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of Trust Preferred Securities. The proceeds of the sale of Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company for [$465,000], were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the Trust Preferred Securities.

The Debentures mature on February 23, 2036. Subject to prior approval by the Federal Reserve Board, the Debentures and the Trust Preferred Securities are each callable by the Company or the Trusts, respectively and as applicable, at its option after five years from issuance, and sooner in the case of a special redemption at a special redemption price ranging up to 103.2% of the principal amount thereof, and upon the occurrence of certain events, such as a change in the regulatory capital treatment of the Trust Preferred Securities, either Trust being deemed an investment company or the occurrence of certain adverse tax events. In addition, the Company and the Trusts may defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. An event of default may occur if the Company declares bankruptcy, fails to make the required payments within 30 days or breaches certain covenants within the Debentures. The Debentures are subordinated to the prior payment of any other indebtedness of the Company.

Pursuant to two guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the Trust Preferred Securities to the extent each Trust does not have funds available.

The Company intends to use the proceeds of the sale of the Trust Preferred Securities for general corporate purposes which may include investment in the Bank (including funding of the Bank’s loan portfolio growth), acquisitions, investments, payment of dividends and repurchases of its outstanding Common Stock.

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of
	December 31,
	2005	2004	2003
(Dollars in Thousands)

Subordinated debentures	$15,465	-	-

Weighted average interest
rate of subordinated debentures	6.62%	-	-

Subsidiary Activity and Segment Information

The Company has three wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered trust company with banking powers in Missouri; (ii) Guaranty Statutory Trust I, a Delaware statutory trust (“Trust I”); and (ii) Guaranty Statutory Trust II, a Delaware statutory trust (“Trust II”, and together with Trust I, the “Trusts”). Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trusts. The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the trust preferred securities. The Company has guaranteed any and all payment obligations of the Trusts related to the trust preferred securities.

The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc., a Missouri corporation. This service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

Other information about the Company’s business segments is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2005 Annual Report. This information is incorporated herein by reference.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 of this report is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the consolidated financial statements in the December 31, 2005 Annual Report.

Financial Highlights	Year ended	Year ended	Six Months Ended	Year Ended
	December 31,	December 31,	December 31,	June 30,
	2005	2004	2003	2003

Dividend Payout Ratio	32%	43%	60%	48%

Return on Average Assets (1)	1.28%	1.04%	0.45%	0.95%

Return on Average Equity (1)	15.08%	10.74%	4.42%	9.78%

Stockholders' Equity to Assets	8.75%	9.25%	9.82%	9.37%

EPS Diluted	$2.03	1.47	0.52	1.26
Dividends	$0.65	0.63	0.31	0.60

(1) Annualized for six months ended December 31, 2003

Employees

    Substantially, all of the activities of the Company are conducted through the Bank. As of December 31, 2005 the Company has no salaried employees.

As of March 8, 2006, the Bank has 105 full-time employees and 37 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

The Bank's primary competition comprises the financial institutions near each of the Bank's offices. In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of 23 commercial banks, 12 credit unions, and 1 savings institution.

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

Regulation of the Company

General. The Company is a registered bank holding company subject to regulation and supervision of the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956 (“BHCA”).

Capital. The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (“Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and certain nonfinancial equity investments, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally consists of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (“Leverage Ratio”) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier 1 Leverage Ratio" (after deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to Risk-Based Capital and Leverage Ratio requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB. See “Regulation of the Bank - Prompt Corrective Action.” In addition, a bank's capital classifications may affect a bank's activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

As of December 31, 2005, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the consolidated financial statements in the 2005 Annual Report.

Dividend Restrictions and Share Repurchases. The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

There are statutory and regulatory limitations on the payment of dividends to the Company by the Bank. See discussion under “Regulation of the Bank - Dividend Limitations.” Future dividends will depend primarily upon the level of earnings of the Bank. Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

Acquisitions. Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the involved institutions’ performance under the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on its most recent CRA compliance examinations, the Bank has received a "satisfactory" CRA rating.

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

Regulation of the Bank

General. The Bank is regulated and supervised by the Missouri Division of Finance, and its deposits are insured by the Savings Association Insurance Fund (“SAIF”) of the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

    See “Recent Legislation and Legislative and Regulatory Initiatives below for recent legislation which affects insurance on deposit accounts and other matters."

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2005. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the consolidated financial statements in the 2005 Annual Report.

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

Recent Legislation and Legislative and Regulatory Initiatives

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) was signed into law as part of the Deficit Reduction Act of 2005 (conforming amendments are contained in the Federal Deposit Insurance Conforming Amendments Act of 2005 signed into law on February 15, 2006). Under FDIRA, the SAIF and the FDIC’s Bank Insurance Fund (“BIF”) will be merged into the new Deposit Insurance Fund (“DIF”). In addition, while general coverage remains at $100,000, beginning April 1, 2010 and the first day of each subsequent five year period the coverage is subject to increases for inflation, and FDRIA increases the deposit insurance coverage for individual retirement accounts and certain other employee benefit plan accounts to $250,000, subject to increases for inflation, and provides pass-through coverage for employee benefit plans. FDRIA also authorizes the FDIC the set deposit insurance premium assessments for depository institutions in amounts the FDIC determines to be necessary or appropriate, taking into consideration certain factors, including the estimated operating expenses of the DIF, the estimated case resolution expenses and income of the DIF, the projected effects on the capital and earnings of depository institutions, the risk factors taken into consideration under the risk-based assessment system and any other factors deemed by the FDIC to be appropriate. Further, FDRIA establishes the DIF’s reserve ratio to range from 1.15% to 1.50%, the ratio to be determined annually by the FDIC regulations, and requires the FDIC to declare dividends payable to depository institutions equal to 100% of the amount of the reserve in excess of 1.50% and 50% of the amount of the reserve between 1.35% and 1.50%. Other than the merger of the SAIF and the BIF, which will be effective July 1, 2006, the foregoing and other provisions of FDRIA will be effective upon the FDIC prescribing final regulations implementing the provisions, which shall not be later than 270 after enactment of FDRIA.

Additional proposals to change the laws governing the financial institutions industry may be introduced in the United States Congress and in state legislatures, and the various banking agencies often modify existing regulations or adopt new regulations. It cannot be determined what impact future legislation or regulations will have on the financial institutions industry generally or on the Company and the Bank.

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
Carter Peters is Executive Vice President and Chief Operations Officer of the Bank. He joined the Bank in 2005. Mr. Peters has over 13 years of experience in the financial services and public accounting industries. He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University. He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants. He is also a member of the advisory committee for Families for Children, a project of the Council of Churches of the Ozarks.
Bruce Winston is Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 1992. Mr. Winston has held the same positions with the Company since its formation in September 1997. Prior to joining the Bank, he served in various other capacities with two other financial institutions over a period of 20 years. He is a graduate of Missouri State University.

As of December 31, 2005, the age of these individuals was 42 for Mr. Burke, 35 for Mr. Peters, and 57 for Mr. Winston.

Item 1A. Risk Factors

An investment in shares of the Company’s common stock involves certain risks. The following risks and other information in this report are incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in this report, should be carefully considered in the evaluation of the Company before investing in shares of its common stock. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on may also adversely affect the Company’s business and operation. This report is qualified in its entirety by all these risk factors.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•	Changes in securities analysts’ estimates of financial performance

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information

•	Changes in market valuations of similar companies

•	Changes in interest rates

•	New developments in the banking industry

•	Variations in quarterly or annual operating results

•	New litigation or changes in existing litigation

•	Regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

Geographical Risk

      The Company’s main markets are in Greene and Christian counties in southwest Missouri. Since the Company does not have significant presence in other parts of the country, a prolonged economic downturn in these markets could negatively impact the Company.

Industry Risk

      The Company operates in the financial services industry, a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. The pace of consolidation among financial service providers is accelerating and there are many new changes in technology, product offerings and regulation.
The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole or its financial performance may suffer.

Regulatory Risk

      The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

Interest Rate Risk

      The Company’s net interest income is the largest source of overall revenue to the Company and is mainly based on the difference between interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits.

Lending Risk

      There are inherent risks associated with the Company’s lending activities. Changes in economic conditions and changes in interest rates among other things could impact borrowers’ capabilities to repay the Company outstanding loans. For a complete discussion of the risk elements of the Company’s loan portfolio, please refer to page 7.

Litigation Risk

      From time to time, the Company is subject to claims and litigation from customers and other individuals. Whether such claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business and financial performance.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The offices of the Company are located in the main office of the Bank.

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, four full-service branch offices in Springfield, one full-service branch and one in-store branch located in the Wal-Mart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.

The Bank maintains a network of Automated Teller Machines ("ATMs"). A total of 19 ATMs are located at various branches and primarily convenience stores located in Greene Christian Counties in Missouri. In addition, the Bank is a member of the Privileged Status ATM network, which provides its customers surcharge free access to over 60 area ATMs and over 1,000 ATMs nationwide. The Bank will evaluate and relocate existing ATMs as needed.

Item 3. Legal Proceedings

      (a)  Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of December 31, 2005, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b) Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Common Stock Prices and Dividends” on page 1 of the 2005 Annual Report is incorporated herein by reference. Information under the section captioned “Cash Dividends Paid” on pages 12 and 13 of the 2005 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchase of Equity Securities

The following table summarizes the repurchase activity of the Company’s Common Stock during the Company’s fourth quarter ended December 31, 2005.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	-	-	-	69,016
November 1, 2005 to November 30, 2005	18,473	27.45	18,473	50,543
December 1, 2005 to December 31, 2005	12,000	27.88	12,000	38,543
Total	30,473	27.62	30,473

(1) The Company has a repurchase plan which was announced on November 22, 2002. This plan authorizes the purchase by the Company of 300,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

The information included under the caption “Junior Subordinated Debentures” in Item 1 of Part 1 of this Report, as such information relates to the offer and sale of certain trust preferred securities, is incorporated herein by reference. The securities were offered and sold in a private placement in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), to a selected group of institutional purchasers who are “accredited investors” within the meaning of Section 501(a) of Regulation D under the Act. The Company paid $30,000 in legal fees on this offering.

Item 6. Selected Financial Data

The information contained on pages 3 and 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2005 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 22 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2005 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on pages 16 and 17 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2005 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 23 to 54 of the 2005 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 22 of the 2005 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

(b) There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "First Proposal: Election of Directors" on pages 3 to 5 (excluding any information contained under the section captioned “Meetings and Committees of the Board of Directors”) of the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics, and it applies to all of the members of the board of directors, officers and employees of the Company (including the Bank), with special emphasis on compliance by the directors of the Company and the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller or persons performing similar functions for the Company. The Company’s Code of Conduct and Ethics is available on the Company’s website at www.gfed.com and may be accessed by logging onto the Company’s website and clicking on the “About Us” link and then the “Code of Conduct” link. You will then be able to click on, and access, the Company’s Code of Conduct and Ethics. Amendments to, and waivers granted under, the Company’s Code of Conduct and Ethics, if any, will be posted to the Company’s website as well.

The information required by Item 10 regarding an audit committee financial expert and the identification of audit committee members is contained under the section captioned “Report of the Audit Committee” of the Proxy Statement and is incorporated herein by reference.

Additional information required by this item is contained (i) in the Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and (ii) under the section captioned "Executive Officers of the Registrant" in Item 1 of this report.
Item 11. Executive Compensation

    The information contained in the Proxy Statement under the sections captioned "Directors Compensation", “Compensation Committee Interlocks and Insider Participation”, “Summary Compensation Table”,“Employment Agreements”, “Option Grants During 2005 Fiscal Year”, and “Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item is contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans	305,001	15.56	230,000
approved by security holders

Equity compensation plans not
approved by security holders	34,875	16.50	1,498

Totals	339,876	15.66	231,498

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years. A committee of the Bank’s Board of Directors (the “Committee”) administers this plan and the 2001 SCP (discussed below). Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock. As of December 31, 2005, there are no restricted shares in this plan that are not vested. There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded. If, however, a previously issued award expires, becomes unexercisable, or is forfeited prior to its exercise, then new awards may be granted under the plan for the number of shares which were subject to such expired or forfeited awards.

 2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of December 31, 2005, 2,047 of the shares in this plan are not vested. No options have been granted under this plan. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan is 25,000 shares. Previously issued awards which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards for the number of shares which were subject to such expired or forfeited awards.

 2003 Stock Option Agreement. During the period ended December 31, 2003, the independent directors of the Company authorized the issuance of 5,000 stock options as an employment inducement to a new officer of the Bank pursuant to an individual stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant. In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $17.20 per share.

2004 Stock Option Agreement. Pursuant to the authorization of the independent directors of the Company, 25,000 stock options were issued by the Company on March 9, 2004 as an employment inducement to a new officer (Shaun Burke) of the Bank under an individual stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant. In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $19.62 per share.

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
PART IV
Item 15. Exhibits and Financial Schedules

1. The following financial statements and the report of independent registered public accounting firm included in the 2005 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004, the Six Months Ended December 31, 2003 and 2002 and the Year Ended June 30, 2003.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004, the Six Months Ended December 31, 2003 and the Year Ended June 30, 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, the Six Months Ended December 31, 2003 and 2002 and the Year Ended June 30, 2003.

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
The Company hereby agrees to furnish the SEC upon request, copies of the instruments defining the rights of the holders of each issue of its junior subordinated debentures.

10.1 1994 Stock Option Plan *(3)
10.2 Recognition and Retention Plan *(4)
10.3 1998 Stock Option Plan *(5)
10.4 Restricted Stock Plan *(6)
10.5  Form of Change in Control Severance Agreement *(6)
10.6  2000 Stock Compensation Plan *(6)
10.7  2001 Stock Compensation Plan *(6)
10.8	2003 Stock Option Agreement *(8)
10.9	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(9)
10.10	2004 Stock Option Agreement dated March 9, 2004 between the Company and Shaun A. Burke *(10)
10.11	2004 Stock Option Plan *(11)
10.12	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.13	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.14	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan *(12)
10.15	Form of Non-Incentive Stock Option Agreement under the 1994 Stock Option Plan *(13)
10.16	Incentive Stock Option Agreement dated March 17, 2005 between the Company and Shaun A. Burke (issued pursuant to the 2001 Stock Option Plan) *(14)
10.17	Resignation and Separation Agreement and Release of All Claims effective as of October 1, 2005 between the Bank and Eldon Erwin *
10.18	Resignation and Separation Agreement and Release of All Claims effective as of August 6, 2005 between the Company, the Bank and William B. Williams *
10.19	Written Description of Compensatory Arrangement with Chief Operating Officer *(15)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the consolidated financial statements under the section captioned “Earnings Per Share” in the 2005 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2005 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant ( See Item 1. Business - Subsidiary and Segment Information)
23  Consent of BKD, LLP

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	CFO certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Management contract or compensatory plan or arrangement

_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed by the Registrant on August 10, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed by the Registrant on August 15, 2005 (SEC File No. 0-23325) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Date: March 31, 2006	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shaun A. Burke	By: /s/ Bruce Winston

Shaun A. Burke President and Chief Executive Officer and Director (Principal Executive Officer) Date: March 31, 2006	Bruce Winston SVP/Chief Financial Officer (Principal Accounting and Financial Officer) Date: March 31, 2006

By: /s/ Don M. Gibson	By: /s/ Jack L. Barham

Don M. Gibson Chairman of the Board and Director Date: March 31, 2006	Jack L. Barham Director Date: March 31, 2006

By: /s/ Wayne V. Barnes	By: /s/ Gary Lipscomb

Wayne V. Barnes Director March 31, 2006	Gary Lipscomb Director March 31, 2006

By: /s/ Greg V. Ostergren	By: /s/ Kurt D. Hellweg

Greg V. Ostergren Director Date: March 31, 2006	Kurt D. Hellweg Director Date: March 31, 2006

By: /s/ Tim Rosenbury	By: /s/ James L. Sivils, III

Tim Rosenbury Director Date: March 31, 2006	James L. Sivils, III Director Date: March 31, 2006