Form 10-Q
period 2006-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2006-05-12
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Telephone Number: (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ] Accelerated filer [  ]
Non-accererated filer [X]

Indicate by check mark whether the registraint is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2006
Common Stock, Par Value $0.10 per share	2,953,517 Shares

PART I
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

ASSETS	3/31/06	12/31/05
Cash	$9,466,952	17,990,774
Interest-bearing deposits in other financial institutions	856,534	2,515,704
Cash and cash equivalents	10,323,486	20,506,478
Available-for-sale securities	9,649,675	6,757,147
Held-to-maturity securities	903,375	944,724
Stock in Federal Home Loan Bank, at cost	5,334,800	4,978,800
Mortgage loans held for sale	2,533,525	2,092,279
Loans receivable, net of allowance for loan losses of
March 31, 2006 - $5,618,742 - December 31, 2005 - $5,399,654	438,153,903	433,435,429
Accrued interest receivable:
Loans	1,902,126	2,040,872
Investments	103,432	48,255
Prepaid expenses and other assets	2,715,314	2,604,425
Foreclosed assets held for sale	6,500	26,775
Premises and equipment	7,507,183	7,452,798
Deferred income taxes	397,899	112,686
	$479,531,218	481,000,668

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits	$312,868,755	320,058,951
Federal Home Loan Bank advances	101,000,000	100,000,000
Securities sold under agreements to repurchase	3,963,106	1,594,258
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	435,034	212,320
Accrued expenses and other liabilities	434,436	288,587
Accrued interest payable	701,133	508,164
Dividend payable	461,745	459,074
Income taxes payable	872,014	322,165
	436,201,223	438,908,519

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued March 31, 2006 - 6,624,891 shares;
December 31, 2005 - 6,571,348 shares	662,489	657,135
Additional paid-in capital	54,889,774	53,778,686
Unearned ESOP shares	(1,515,930)	(1,572,930)
Retained earnings, substantially restricted	37,636,266	36,533,338
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; March 31, 2006 - $1,338,853;
December 31, 2005 - $1,158,114	1,720,158	1,971,925
	93,392,757	91,368,154

Treasury stock, at cost; March 31, 2006 - 3,666,744 shares;
December 31, 2005 - 3,639,301 shares	(50,062,762)	(49,276,005)
	43,329,995	42,092,149
	$479,531,218	481,000,668

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	3/31/2006	3/31/2005
INTEREST INCOME
Loans	$7,884,788	5,726,879
Investment securities	102,007	95,791
Other	91,120	78,248
	8,077,915	5,900,919
INTEREST EXPENSE
Deposits	2,269,292	1,559,107
Federal Home Loan Bank advances	1,223,422	893,972
Subordinated debentures	255,946	-
Other	20,763	4,129
	3,769,423	2,457,208
NET INTEREST INCOME	4,308,492	3,443,710
PROVISION FOR LOAN LOSSES	225,000	225,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,083,492	3,218,710
NONINTEREST INCOME
Service charges	312,255	381,348
Late charges and other fees	91,481	91,475
Gain on sale of investment securities	198,424	195,788
Gain on sale of loans	119,573	141,948
Income (loss) on foreclosed assets	68	2,801
Other income	100,019	70,550
	821,820	883,910

NONINTEREST EXPENSE
Salaries and employee benefits	1,443,090	1,272,824
Occupancy	317,315	333,209
SAIF deposit insurance premiums	10,322	9,661
Data processing	55,137	87,912
Advertising	101,735	28,695
Other expense	439,795	448,092
	2,367,394	2,180,393
INCOME BEFORE INCOME TAXES	2,537,918	1,922,228
PROVISION FOR INCOME TAXES	973,593	707,454
NET INCOME	$1,564,325	1,214,774

BASIC EARNINGS PER SHARE	$0.56	0.43
DILUTED EARNINGS PER SHARE	$0.54	0.41

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$657,135	53,778,686	(1,572,930)	(49,276,005)	36,533,338	1,971,925	42,092,149
Comprehensive income
Net income	-	-	-	-	1,564,325	-	1,564,325
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($180,739)	-	-	-	-	-	(251,767)	(251,767)
Total comprehensive income							1,312,558
Dividends ($0.165 per share)	-	-	-	-	(461,397)	-	(461,397)
Stock award plans	-	24,878	-	-	-	-	24,878
Stock options exercised	5,354	980,081	-	-	-	-	985,435
Release of ESOP shares	-	106,129	57,000	-	-	-	163,129
Treasury stock purchased	-	-	-	(786,757)	-	-	(786,757)
Balance, March 31, 2006	$662,489	54,889,774	(1,515,930)	(50,062,762)	37,636,266	1,720,158	43,329,995

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
	3/31/2006	3/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,564,325	1,214,774
Items not requiring (providing) cash:
Deferred income taxes	(165,001)	(119,754)
Depreciation	155,042	175,166
Provision for loan losses	225,000	225,000
Gain on loans and investment securities	(317,997)	(337,736)
Gain on sale of foreclosed assets	(1,023)	(3,948)
Gain on sale of premises and equipment	(90)	-
Amortization of deferred income, premiums and discounts	74,555	(3,676)
Stock award plan expense	24,878	6,448
Origination of loans held for sale	(11,064,539)	(8,063,961)
Proceeds from sale of loans held for sale	10,742,866	9,380,402
Release of ESOP shares	163,129	136,789
Changes in:
Accrued interest receivable	83,569	(38,337)
Prepaid expenses and other assets	(113,560)	36,288
Accounts payable and accrued expenses	341,489	256,232
Income taxes payable	549,849	670,544
Net cash provided by operating activities	2,262,492	3,534,231
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(5,021,320)	(19,017,117)
Principal payments on available-for-sale securities	16,107	-
Principal payments on held-to-maturity securities	41,405	90,450
Proceeds from maturities of available-for-sale securities	500,000	2,000,000
Purchase of premises and equipment	(213,877)	(123,911)
Purchase of available-for-sale securities	(3,780,316)	(1,986,588)
Proceeds from sale of available-for-sale securities	201,361	198,725
(Purchase) redemption of FHLB stock	(356,000)	97,900
Proceeds from sale of foreclosed assets	21,298	301,298
Proceeds from sale of premises and equipment	4,540	-
Net cash used in investing activities	(8,586,802)	(18,439,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	985,435	172,724
Cash dividends paid	(458,726)	(450,868)
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	(13,849,478)	1,982,900
Net increase in certificates of deposit and securities sold
under agreements to repurchase	9,028,130	3,301,214
Proceeds from FHLB advances	390,414,000	109,700,000
Repayments of FHLB advances	(389,414,000)	(105,700,000)
Advances from borrowers for taxes and insurance	222,714	263,292
Treasury stock purchased	(786,757)	(1,622,953)
Net cash provided by (used in) financing activities	(3,858,682)	7,646,309
DECREASE IN CASH AND CASH EQUIVALENTS	(10,182,992)	(7,258,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,506,478	15,896,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,323,486	8,637,755

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission. The condensed consolidated statement of financial condition of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

At the annual stockholders’ meeting on October 18, 1995, the Bank’s stockholders approved the Recognition and Retention Plan (the “RRP”). Following approval of the Plan, the Bank contributed $464,643 to a separate trust to purchase the 75,106 shares of the Company’s common stock in the RRP. As of March 31, 2006 all shares in this plan have vested.

At a special stockholders’ meeting on July 22, 1998, the Company’s stockholders approved the Restricted Stock Plan (the “RSP”). Following approval of the Plan, the Company contributed $2,373,065 to a separate trust to purchase the 173,632 shares in the RSP. As of March 31, 2006 all shares in this plan have vested.

During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company’s common stock. Following approval of the Plan, the Company contributed $85,945 to a separate trust to purchase the 7,125 shares in the SCP. As of March 31, 2006 all shares in this plan have vested.

During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 10,239 shares of the Company’s common stock. The shares for this plan were taken from forfeited shares in the RSP. As of March 31, 2006 there are 2,047 shares in this plan that are not vested.

The Bank recognized $7,871 and $13,249 of expense under these stock award plans in the three month periods ended March 31, 2006 and 2005, respectively.

Stock Option Plans

The Company has established four stock option plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. A committee of the Company’s Board of Directors administers the plans. The stock options under these plans may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Bank or its subsidiary. The option price must not be less than the market value of the Company stock on the date of grant. All options expire no later than ten years from the date of grant. The options vest at the rate of 20% per year over a five-year period.

At the annual stockholders’ meeting on October 18, 1995, the Bank’s stockholders approved the 1994 Stock Option and Incentive Plan for the benefit of certain directors, officers and employees of the Bank and its subsidiary. Under this Plan, the Committee may grant stock options for up to 187,764 shares of the Company’s common stock.

At a special stockholders’ meeting on July 22, 1998, the Company’s stockholders approved the 1998 Stock Option and Incentive Plan. Under this plan, the Committee may grant stock options for up to 434,081 shares of the Company’s common stock.

Under the stock option component of the 2000 SCP, the Committee granted nonqualified stock options for 17,875 shares of the Company’s common stock.

Under the stock option component of the 2001 SCP, the Committee had granted no nonqualified stock options as of December 31, 2003.

During the six months ended December 31, 2003, the directors of the Company authorized the issuance of 5,000 stock options as an employment inducement to a new officer of the Bank pursuant to a stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes.

During the year ended December 31, 2004, the directors of the Company authorized the issuance of 25,000 stock options as an employment inducement to a new officer of the Bank pursuant to a stock option agreement. Stock options awarded under this agreement are considered non-qualified for federal income tax purposes.

On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan (“2004 SOP”). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date 30,000 stock options have been granted under this plan.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2006:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of December 31, 2005	179,785	160,091	15.65
Granted	10,000	-	28.12
Exercised	10,800	42,743	14.32
Forfeited	-	-	-
Balance outstanding as of March 31, 2006	178,985	117,348	16.32
Options exercisable as of March 31, 2006	129,560	93,111	13.48

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which is how the Company previously accounted for its stock options. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Stock-based compensation expense will be recognized for all stock option granted or modified after January 1, 2006. In addition, unvested options existing at January 1, 2006, will be recognized in expense over the remaining vesting period. The fair value of all stock options has been estimated using the Black-Scholes option pricing model using various assumptions, some of which are highly subjective.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $17,008 during the first quarter of 2006. As of March 31, 2006, there was $193,670 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

Three Months ended
3/31/2006

Net income, as reported	$1,214,774
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(8,782)

Pro forma net income	$1,205,992

Earnings per share:
Basic - as reported	$0.43
Basic - pro forma	$0.43
Diluted - as reported	$0.42
Diluted - pro forma	$0.41

Note 4: Earnings Per Share
	For three months ended March 31, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,564,325	2,789,500	$0.56
Effect of Dilutive Securities: Stock Options		118,108
Diluted Earnings per Share	$1,564,325	2,907,608	$0.54

	For three months ended March 31, 2005
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,214,774	2,815,482	$0.43
Effect of Dilutive Securities: Stock Options		141,054
Diluted Earnings per Share	$1,214,774	2,916,177	$0.42

Note 5: Other Comprehensive Income

	3/31/2006	3/31/2005
Unrealized gains (losses) on	$(630,930)	(655,258)
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(198,424)	(195,788)
Other comprehensive income (loss),
before tax effect	(432,506)	(851,046)
Tax expense (benefit)	(180,739)	(314,887)
OTHER COMPREHENSIVE INCOME (LOSS)	$(251,767)	(536,159)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from the operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Financial Condition

The Company’s total assets decreased $1,469,450 from $481,000,668 as of December 31, 2005, to $479,531,218 as of March 31, 2006.

Cash and cash equivalents decreased $10,182,992 (50%) from $20,506,478 as of December 31, 2005, to $10,323,486 as of March 31, 2006. The decrease is primarily due to a smaller amount of uncollected funds on deposit with a correspondent bank as of March 31, 2006, compared to December 31, 2005.

Securities available-for-sale increased $2,892,528, (43%) from $6,757,147 as of December 31, 2005, to $9,649,675 as of March 31, 2006. The increase was primarily due to the purchase of various government agencies during the period totaling approximately $3,500,000. The Bank currently holds 45,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $44,658 in the available-for-sale category. As of March 31, 2006, the gross unrealized gain on the FHLMC stock was $2,781,600, a decrease from $3,176,010 as of December 31, 2005.

Securities held-to-maturity decreased primarily due to principal repayments by $41,349 (4%) from $944,724 as of December 31, 2005, to $903,375 as of March 31, 2006.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $356,000 (7%), due to the purchase of such stock necessary to meet FHLB requirements.

    Net loans receivable increased by $4,718,474 (1%) from $433,435,429 as of December 31, 2005, to $438,153,903 as of March 31, 2006. Commercial real estate loans increased by $6,021,436 (12%) from $122,884,052 as of December 31, 2005, to $128,905,488 as of March 31, 2006. The Bank plans to continue its emphasis on commercial lending, while selling the majority of conforming single family loan production on the secondary market. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $4,127,035 (4%). Loans held for sale increased $441,246 (21%) to $2,533,525 as of March 31, 2006, compared to $2,092,279 at December 31, 2005. The Bank continued to be active in construction lending. Construction loans increased by $4,926,185 (7%) to $75,316,088 as of March 31, 2006, compared to $70,389,903 as of December 31, 2005. See discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.” Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $219,088 (4%) from $5,399,654 as of December 31, 2005 to $5,618,742 as of March 31, 2006. The allowance increased due to the provision for loan losses of $225,000 recorded during this period exceeding net loan charge-offs of $5,912 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under “Results of Operations - Comparison of Three Month Periods Ended March 31, 2006 and 2005 - Provision for Loan Losses.” The allowance for loan losses as of March 31, 2006 and December 31, 2005 was 1.20% and 1.16%, respectively, of average net loans outstanding. As of March 31, 2006, the allowance for loan losses was 150% of impaired loans compared to 75% as of December 31, 2005.

Premises and equipment increased $54,385 (1%) from $7,452,798, as of December 31, 2005 to $7,507,183 as of March 31, 2006, due to purchases of equipment less depreciation recognized on these assets.

Deposits decreased $7,190,196 (2%) from $320,058,951 as of December 31, 2005, to $312,868,755 as of March 31, 2006. For the three months ended March 31, 2006, checking and savings accounts decreased by $13,849,479 (11%) and certificates of deposits increased by $6,659,282 (4%). The decrease in checking and savings was primarily due to activity in one commercial account. As of December 31, 2005 this account had a balance in excess of $10,000,000; as of March 31, 2006 the account balance had decreased to approximately $1,300,000. Due to the nature of the account holder’s business, there are large fluctuations in this account balance. The increase in certificates of deposit was primarily due to the Company’s decision to increase rates paid on retail certificates of deposit. As a result retail certificates of deposits increased $15,971,220 (13%) during the period. During the same period brokered certificates of deposit decreased $8,918,759 (15%). See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

FHLB advances increased by $1,000,000 from $100,000,000 as of December 31, 2005, to $101,000,000 as of March 31, 2006, due to new advances exceeding repayments. These funds were primarily used to fund new loans.

On December 15, 2005, the Company completed an offering of $15 million of “Trust Preferred Securities” (defined hereinafter). The Company formed two wholly-owned subsidiaries, each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of Trust Preferred Securities. The proceeds of the sale of Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company for $465,000, were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the Trust Preferred Securities.

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

As a part of management’s review of available funding, management continually evaluates the cost of FHLB advances and the cost of the national brokered certificate of deposit market versus retail certificates of deposit in the local market. The aggregate of brokered certificates of deposit include both the cost of the interest paid to the depositor and the fee paid to the broker. At times, the all-inclusive cost of brokered certificates of deposit is less than the marginal cost of increasing local retail certificate of deposits. Management believes a combination of these sources of funds will provide the lowest cost long-term funding.

Advances from borrowers for taxes and insurance increased $222,714 (105%) from $212,320 as of December 31, 2005, to $435,034 as of March 31, 2006 due to the timing of payment of real estate taxes.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $1,237,846 (3%) from $42,092,149 as of December 31, 2005, to $43,329,995 as of March 31, 2006. This increase was due to several factors. The Company’s net income during this period was $1,564,325 which was partially offset by dividends in the amount of $461,397 which were declared on March 16, 2006 and paid on April 14, 2006, to stockholders’ of record as of March 30, 2006. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 27,443 shares of treasury stock at an aggregate cost of $786,757 (an average cost of $28.66 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $251,757 during this period. As of March 31, 2006, 11,100 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $15.17 as of December 31, 2005 to $15.44 as of March 31, 2006.

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

	Three Months ended 3/31/2006			Three Months ended 3/31/2005
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$439,153	7,885	7.18%	$396,194	5,727	5.78%
Investment securities	6,615	102	6.17%	9,915	96	3.87%
Other assets	10,126	91	3.60%	11,837	78	2.64%
Total interest-earning	455,894	8,078	7.09%	417,946	5,901	5.65%
Noninterest-earning	21,217			20,456
	$477,111			$438,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,958	64	1.83%	$15,179	42	1.11%
Transaction accounts	76,139	351	1.84%	87,203	290	1.33%
Certificates of deposit	192,408	1,855	3.86%	171,560	1,227	2.86%
FHLB Advances	104,776	1,223	4.67%	96,992	894	3.69%
Subordinated debentures	15,465	256	6.62%	-	-	0.00%
Other borrowed funds	3,638	21	2.31%	1,038	4	1.54%
Total interest-bearing	406,384	3,770	3.71%	371,972	2,457	2.64%
Noninterest-bearing	27,458			25,636
Total liabilities	433,842			397,608
Stockholders’ equity	43,269			40,794
	$477,111			$438,402
Net earning balance	$49,510			$45,974
Earning yield less costing rate			3.38%			3.01%
Net interest income, and net yield spread
on interest earning assets		$4,308	3.78%		$3,444	3.30%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month Periods Ended March 31,
2006 and 2005

Net income for the three months ended March 31, 2006 was $1,564,325 as compared to $1,214,774 for the three months ended March 31, 2005, which represents an increase in earnings of $349,551 (29%) for the three month period ended March 31, 2006.

Interest Income

Total interest income for the three months ended March 31, 2006, increased $2,176,996 (37%) as compared to the three months ended March 31, 2005. For the three month period ended March 31, 2006 compared to the same period in 2005, the average yield on interest earning assets increased 144 basis points to 7.09%, and the average balance of interest earnings assets increased approximately $37,948,000.

Interest Expense

Total interest expense for the three months ended March 31, 2006, increased $1,312,215 (53%) when compared to the three months ended March 31, 2005. There was $255,946 interest on subordinated debentures during the three month period ended March 31, 2006. There was no expense for subordinated debentures during the three month period ended March 31, 2005. For the three month period ended March 31, 2006, the average cost of interest bearing liabilities increased 107 basis points to 3.71%, and the average balance of interest bearing liabilities increased approximately $34,412,000 when compared to the same period in 2005.

Net Interest Income

Net interest income for the three months ended March 31, 2006, increased $864,782 (25%) when compared to the same period in 2005. The average balance of interest earning assets increased by approximately $3,536,000 more than the average balance in interest bearing liabilities increased when comparing the three month period ended March 31, 2006 to the same period in 2005. In addition, for the three month period ended March 31, 2006, the earning yield minus the costing rate spread increased 37 basis points to 3.38% when compared to the same period in 2005.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to increase the allowance for loan losses through a provision for loan loss of $225,000 for the three months ended March 31, 2006, compared to $225,000 for the same period in 2005. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $62,090 (7%) for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The decrease for the three months ended March 31, 2005 was primarily due to decreases in service charges on checking accounts and gain on sale of loans, which were partially offset by increases in other income as discussed below.

Service charges on transaction accounts decreased by $69,093 (18%) during the three months ended March 31, 2006 when compared to the same period in 2005. This is a result in a decrease in the amount of “non-sufficient funds” and overdraft fees collected during this three month period when compared to the same period in 2005, a result of fewer “non-sufficient funds” checks presented per account during this period.

Gain on sale of loans decreased $22,375 (16%) for the three months ended March 31, 2006 when compared to the same periods in 2005, which was a result of a decrease in the amount of the spread on loans sold on the secondary market during the three months ended March 31, 2006, compared to the same period in 2005.

Other income increased $29,469 (42%) for the three months ended March 31, 2006 when compared to the same period in 2005. This increase was primarily due to an increase in the amount of ATM fees collected during the three months ended March 31, 2006, compared to the same period in 2005.

Noninterest Expense

Noninterest expense increased $187,001 (9%) for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was primarily due to increases in salaries and employee benefits and advertising, which were partially offset by decreases in occupancy expense and data processing as discussed below.

Salaries and employee benefits increased $170,266 (13%) for the three months ended March 31, 2006 when compared to the same period in 2005. This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month period ended March 31, 2006 when compared to the same period in 2005.

Advertising expense increased $73,040 (255%) for the three months ended March 31, 2006 when compared to the same period in 2005. This increase was primarily due to the Bank’s decision to increase its exposure through the use of several different advertising mediums.

Data processing expense decreased $32,775 (37%) for the three months ended March 31, 2006 when compared to the same period in 2005. This decrease was primarily due to the Bank’s decision to terminate its relationship with a third-party vendor that provided data processing services during 2005.

Provision for Income Taxes

There was an increase of $266,139 (38%) in the provision for income taxes for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was due to the increase of $615,690 in before tax income for the three months ended March 31, 2006, compared to the same period in 2005.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of March 31, 2006, was $5,618,742 or 1.2% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of March 31, 2006, were $6,645,178 or 1.4% of total assets. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2006	12/31/2005	12/31/2004
Nonperforming loans	$2,815	721	1,007
Real estate acquired in settlement of loans	6	27	78
Total nonperforming assets	$2,821	748	1,085

Total nonperforming assets as a percentage of total assets	0.59%	0.17%	0.25%
Allowance for loan losses	$5,619	5,400	4,537
Allowance for loan losses as a percentage of average net loans	1.28%	1.29%	1.16%

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities, and issuance of junior subordinated debentures and extensions of credit from FHLB. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate.

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of March 31, 2006, the Bank had approximately $2,780,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

The Bank is also managing interest rate risk by the origination of construction loans. As of March 31, 2006, such loans represented 17% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2005, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $130,252,633 or 41% of its total deposits. As of March 31, 2006, these accounts totaled $116,403,154 or 37% of the Bank’s total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2006 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$43,691	$608	1%	9.32%	0.32%
+200	44,189	1,106	3%	9.35%	0.35%
+100	44,095	1,012	2%	9.33%	0.33%
NC	43,083	-	-	9.00%	-
-100	41,122	(1,961)	-5%	8.55%	-0.45%
-200	38,411	(4,672)	-11%	7.95%	-1.05%
-300	31,819	(11,264)	-26%	6.55%	-2.45%

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

Item 4. Controls and Procedures

a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
None.

Item 1A.Risk Factors
        None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	3,881	28.23	3,881	34,662
February 1, 2006 to February 28, 2006	9,340	28.35	9,340	25,322
March 1, 2006 to March 31, 2006	14,222	28.99	14,222	11,100
Total	27,443	0.26	27,443

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

/s/ Shaun A. Burke     May 12, 2006
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston   May 12, 2006
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)