Form 10-Q
period 2006-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2006-08-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Non-accererated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2006
Common Stock, Par Value $0.10 per share	2,945,069 Shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

ASSETS	6/30/06	12/31/05
Cash	$16,156,148	17,990,774
Interest-bearing deposits in other financial institutions	2,866,366	2,515,704
Cash and cash equivalents	19,022,514	20,506,478
Available-for-sale securities	9,137,118	6,757,147
Held-to-maturity securities	867,224	944,724
Stock in Federal Home Loan Bank, at cost	5,738,700	4,978,800
Mortgage loans held for sale	2,276,742	2,092,279
Loans receivable, net of allowance for loan losses of
June 30, 2006 - $5,600,869 - December 31, 2005 - $5,399,654	445,791,619	433,435,429
Accrued interest receivable:
Loans	2,255,262	2,040,872
Investments	93,167	48,255
Prepaid expenses and other assets	1,874,028	2,604,425
Foreclosed assets held for sale	507,626	26,775
Premises and equipment	7,495,959	7,452,798
Deferred income taxes	1,051,655	112,686
	$496,111,614	481,000,668

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits	$316,007,688	320,058,951
Federal Home Loan Bank advances	116,000,000	100,000,000
Securities sold under agreements to repurchase	2,150,065	1,594,258
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	652,401	212,320
Accrued expenses and other liabilities	467,809	288,587
Accrued interest payable	857,551	508,164
Dividend payable	460,767	459,074
Income taxes payable	-	322,165
	452,061,281	438,908,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued June 30, 2006 - 6,630,061 shares;
December 31, 2005 - 6,571,348 shares	663,006	657,135
Additional paid-in capital	55,082,007	53,778,686
Unearned ESOP shares	(1,458,930)	(1,572,930)
Retained earnings, substantially restricted	38,756,891	36,533,338
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes; June 30, 2006 - $911,117;
December 31, 2005 - $1,158,114	1,400,212	1,971,925
	94,443,186	91,368,154

Treasury stock, at cost; June 30, 2006 - 3,677,842 shares;
December 31, 2005 - 3,639,301 shares	(50,392,853)	(49,276,005)
	44,050,333	42,092,149
	$496,111,614	481,000,668

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
INTEREST INCOME
Loans	$8,246,924	6,357,976	16,131,712	12,084,855
Investment securities	125,310	102,481	227,317	198,272
Other	14,035	100,458	105,155	178,706
	8,386,269	6,560,914	16,464,184	12,461,833
INTEREST EXPENSE
Deposits	2,475,419	1,698,567	4,744,711	3,257,674
Federal Home Loan Bank advances	1,363,217	1,078,599	2,586,639	1,972,571
Subordinated debentures	258,889	-	514,835	-
Other	27,650	6,213	48,413	10,342
	4,125,175	2,783,379	7,894,598	5,240,587
NET INTEREST INCOME	4,261,094	3,777,536	8,569,586	7,221,246
PROVISION FOR LOAN LOSSES	225,000	240,000	450,000	465,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,036,094	3,537,536	8,119,586	6,756,246
NONINTEREST INCOME
Service charges	337,667	412,123	649,922	793,471
Late charges and other fees	58,791	49,237	150,272	140,712
Gain on sale of investment securities	176,497	187,115	374,921	382,903
Gain on sale of loans	160,392	117,173	279,965	259,121
Income (loss) on foreclosed assets	(333)	1,389	(265)	4,190
Other income	225,856	74,167	325,875	144,717
	958,870	841,204	1,780,690	1,725,114
NONINTEREST EXPENSE
Salaries and employee benefits	1,483,714	1,163,558	2,926,804	2,436,382
Occupancy	370,548	331,539	687,863	664,748
SAIF deposit insurance premiums	9,910	10,330	20,232	19,991
Data processing	70,004	91,411	125,141	179,323
Advertising	100,519	21,875	202,254	50,570
Other expense	508,805	446,984	948,600	895,076
	2,543,500	2,065,697	4,910,894	4,246,090
INCOME BEFORE INCOME TAXES	2,451,464	2,313,042	4,989,382	4,235,270
PROVISION FOR INCOME TAXES	870,074	864,327	1,843,667	1,571,781
NET INCOME	$1,581,390	1,448,715	3,145,715	2,663,489

BASIC EARNINGS PER SHARE	$0.56	0.53	1.12	0.96
DILUTED EARNINGS PER SHARE	$0.54	0.50	1.08	0.91

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$657,135	53,778,686	(1,572,930)	(49,276,005)	36,533,338	1,971,925	42,092,149
Comprehensive income
Net income	-	-	-	-	3,145,715	-	3,145,715
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes	-	-	-	-	-	(571,713)	(571,713)
Total comprehensive income							2,574,002
Dividends ($0.33 per share)	-	-	-	-	(922,162)	-	922,162
Stock award plans	-	267,033	-	-	-	-	267,033
Stock options exercised	5,871	822,348	-	-	-	-	828,219
Release of ESOP shares	-	213,940	114,000	-	-	-	327,940
Treasury stock purchased	-	-	-	(1,116,848)	-	-	(1,116,848)
Balance, June 30, 2006	$663,006	55,082,007	(1,458,930)	(50,392,853)	38,756,891	1,400,212	44,050,333

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$649,386	52,384,842	(1,800,930)	(45,712,994)	32,437,131	2,815,828	40,773,263
Comprehensive income
Net income	-	-	-	-	2,663,489	-	2,663,489
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes	-	-	-	-	-	(633,946)	(633,946)
Total comprehensive income							2,029,543
Dividends ($0.32 per share)	-	-	-	-	(884,532)	-	(884,532)
Stock award plans	-	11,582	-	-	-	-	11,582
Stock options exercised	2,469	303,496	-	-	-	-	305,965
Release of ESOP shares	-	152,886	114,000	-	-	-	266,886
Treasury stock purchased	-	-	-	(2,344,116)	-	-	(2,344,116)
Balance, June 30, 2005	$651,855	52,852,806	(1,686,930)	(48,057,110)	34,216,088	2,181,882	40,158,591

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
	6/30/2006	6/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,145,715	2,663,489
Items not requiring (providing) cash:
Deferred income taxes	(691,974)	(214,649)
Depreciation	325,643	393,855
Provision for loan losses	450,000	465,000
Gain on loans and investment securities	(654,886)	(642,024)
(Gain) loss on sale of premises and equipment	(150)	1,925
Gain on sale of foreclosed assets	(1,023)	(6,003)
Amortization of deferred income, premiums and discounts	62,171	(13,223)
Stock award plan expense	267,033	24,064
Origination of loans held for sale	(24,056,667)	(18,083,680)
Proceeds from sale of loans held for sale	24,152,169	18,666,581
Release of ESOP shares	327,940	266,886
Changes in:
Accrued interest receivable	(259,302)	(344,960)
Prepaid expenses and other assets	730,397	267,858
Accounts payable and accrued expenses	530,302	156,512
Income taxes payable	(322,165)	124,956
Net cash provided by operating activities	4,004,225	3,726,587
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(13,380,969)	(30,507,965)
Principal payments on held-to-maturity securities	82,020	161,048
Principal payments on available-for-sale securities	81,724	-
Proceeds from maturities of available-for-sale securities	500,000	4,500,000
Purchase of premises and equipment	(373,194)	(489,550)
Proceeds from sale of premises and equipment	4,540	4,200
Purchase of available-for-sale securities	(3,780,316)	(4,962,267)
Proceeds from sale of available-for-sale securities	380,795	388,777
Purchase of FHLB stock	(759,900)	(855,800)
Proceeds from sale of foreclosed assets	22,298	337,653
Net cash used in investing activities	(17,223,002)	(31,423,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	828,219	305,964
Cash dividends paid	(921,184)	(897,378)
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	(5,855,752)	393,728
Net increase in certificates of deposit and securities sold
under agreements to repurchase	2,360,296	3,493,595
Proceeds from FHLB advances	792,414,000	499,050,000
Repayments of FHLB advances	(776,414,000)	(479,050,000)
Advances from borrowers for taxes and insurance	440,082	485,928
Treasury stock purchased	(1,116,848)	(2,344,116)
Net cash provided by financing activities	11,734,813	21,437,451
DECREASE IN CASH AND CASH EQUIVALENTS	(1,483,964)	(6,259,596)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,506,478	15,896,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,022,514	9,636,862

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

At the annual stockholders’ meeting on October 18, 1995, the Bank’s stockholders approved the Recognition and Retention Plan (the “RRP”). Following approval of the Plan, the Bank contributed $464,643 to a separate trust to purchase the 75,106 shares of the Company’s common stock in the RRP. As of June 30, 2006 all shares in this plan have vested.

At a special stockholders’ meeting on July 22, 1998, the Company’s stockholders approved the Restricted Stock Plan (the “RSP”). Following approval of the Plan, the Company contributed $2,373,065 to a separate trust to purchase the 173,632 shares in the RSP. As of June 30, 2006 all shares in this plan have vested.

During the year ended June 30, 2000, the directors of the Company established the Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 7,125 shares of the Company’s common stock. Following approval of the Plan, the Company contributed $85,945 to a separate trust to purchase the 7,125 shares in the SCP. As of June 30, 2006 all shares in this plan have vested.
During the year ended June 30, 2001, the directors of the Company established the Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component. Under the stock award component of this plan, the Committee awarded 10,239 shares of the Company’s common stock. The shares for this plan were taken from forfeited shares in the RSP. As of June 30, 2006 there are 2,047 shares in this plan that are not vested.

The Bank recognized $6,400 and $14,271 and $8,588 and $24,064 of expense under these stock award plans in the three month and six month periods ended June 30, 2006 and 2005, respectively.

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

Under the stock option component of the 2001 SCP, the Committee has granted all stock options under the plan.

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

On May 19, 2004, the Company’s stockholders voted to approve a 2004 Stock Option Plan (“2004 SOP”). The purpose of the plan is to attract and retain qualified personnel for positions of substantial responsibility. The aggregate number of shares with respect to options issued under this plan shall not exceed 250,000 shares. To date 35,000 stock options have been granted under this plan.

The table below summarizes transactions under the Company’s stock option plans for six months ended June 30, 2006:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of December 31, 2005	164,785	175,091	15.65
Granted	10,000	10,000	28.06
Exercised	13,470	45,243	14.11
Forfeited	5,000	-	27.90
Balance outstanding as of June 30, 2006	156,315	139,848	16.60
Options exercisable as of June 30, 2006	111,017	69,743	13.48

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $17,001 and $34,009 during the three months and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $198,969 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

	Three Months ended	Six Months ended
	June 30, 2005	June 30, 2005

Net income, as reported	$1,448,715	2,663,489
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(9,105)	(17,887)

Pro forma net income	$1,439,610	2,645,602

Earnings per share:
Basic - as reported	$0.53	0.96
Basic - pro forma	$0.52	0.95
Diluted - as reported	$0.50	0.91
Diluted - pro forma	$0.50	0.91

Note 4: Earnings Per Share
	For three months ended June 30, 2006			For six months ended June 30, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,581,390	2,803,805	$0.56	$3,145,715	2,796,692	$1.12
Effect of Dilutive Securities:
Stock Options		107,218			119,763
Diluted Earnings per Share	$1,581,390	2,911,023	$0.54	$3,145,715	2,916,455	$1.08

For three months ended June 30, 2005				For six months ended June 30, 2005
Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,448,715	2,754,204	$0.53	$2,663,489	2,784,843	$0.96
Effect of Dilutive Securities:
Stock Options		132,784			135,007
Diluted Earnings per Share	$1,448,715	2,886,988	$0.50	$2,663,489	2,919,850	$0.91

Note 5: Other Comprehensive Income

	6/30/2006	6/30/2005
Unrealized gains (losses) on	$(532,560)	(623,360)
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(374,921)	(382,903)
Other comprehensive income (loss),
before tax effect	(904,481)	(1,006,263)
Tax expense (benefit)	(335,768)	(372,317)
OTHER COMPREHENSIVE INCOME (LOSS)	$(571,713)	(633,946)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from the operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of June 30, 2006, and the results of operations for the three months and six months ended June 30, 2006 and 2005.

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

Financial Condition

The Company’s total assets increased $15,110,946 from $481,000,668 as of December 31, 2005, to $496,111,614 as of June 30, 2006.

Cash and cash equivalents decreased $1,483,964 (7%) from $20,506,478 as of December 31, 2005, to $19,022,514 as of June 30, 2006. The decrease is primarily due to a smaller amount of uncollected funds on deposit with a correspondent bank as of June 30, 2006, compared to December 31, 2005.

Securities available-for-sale increased $2,379,971, (35%) from $6,757,147 as of December 31, 2005, to $9,137,118 as of June 30, 2006. The increase was primarily due to the purchase of various government agency securities during the period totaling approximately $3,500,000. The Bank currently holds 42,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $41,721 in the available-for-sale category. As of June 30, 2006, the gross unrealized gain on the FHLMC stock was $2,386,905, a decrease from $3,176,010 as of December 31, 2005.

Securities held-to-maturity decreased primarily due to principal repayments by $77,500 (8%) from $944,724 as of December 31, 2005, to $867,224 as of June 30, 2006.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $759,900 (15%), due to the purchase of such stock necessary to meet FHLB requirements.

    Net loans receivable increased by $12,356,190 (3%) from $433,435,429 as of December 31, 2005, to $445,791,619 as of June 30, 2006. Commercial real estate loans increased by $13,759,533 (11%) from $122,884,052 as of December 31, 2005, to $136,643,585 as of June 30, 2006. The Bank plans to continue its emphasis on commercial lending, while selling the majority of conforming single family loan production on the secondary market. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $9,798,329 (10%). Loans held for sale increased $184,463 (9%) to $2,276,742 as of June 30, 2006, compared to $2,092,279 at December 31, 2005. The Bank also continued to be active in construction lending. Construction loans increased by $11,465,614 (16%) to $81,855,517 as of June 30, 2006, compared to $70,389,903 as of December 31, 2005. Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth. See also discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

Allowance for loan losses increased $201,215 (4%) from $5,399,654 as of December 31, 2005 to $5,600,869 as of June 30, 2006. The allowance increased due to the provision for loan losses of $450,000 recorded during this period exceeding net loan charge-offs of $248,785 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under “Results of Operations - Comparison of Three Month and Six Months Periods Ended June 30, 2006 and 2005 - Provision for Loan Losses.” The allowance for loan losses as of June 30, 2006 and December 31, 2005 was 1.27% and 1.29%, respectively, of average net loans outstanding. As of June 30, 2006, the allowance for loan losses was 157% of impaired loans compared to 75% as of December 31, 2005.

Premises and equipment increased $43,161 (1%) from $7,452,798, as of December 31, 2005 to $7,495,959 as of June 30, 2006, due to purchases of equipment less depreciation recognized on these assets.

Deposits decreased $4,051,263 (1%) from $320,058,951 as of December 31, 2005, to $316,007,688 as of June 30, 2006. For the six months ended June 30, 2006, checking and savings accounts decreased by $5,855,752 (5%) and certificates of deposits increased by $1,804,489 (1%). The decrease in checking and savings was primarily due to activity in commercial demand accounts. Due to the nature of the commercial account holders business, there are large fluctuations in account balances. The increase in certificates of deposit was primarily due to the Company’s decision to increase rates paid on retail certificates of deposit. As a result retail certificates of deposits increased $21,823,257 (17%) during the period. During the same period brokered certificates of deposit decreased $20,018,769 (35%). See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

FHLB advances increased by $16,000,000 from $100,000,000 as of December 31, 2005, to $116,000,000 as of June 30, 2006, due to new advances exceeding repayments. These funds were primarily used to fund new loans.

On December 15, 2005, the Company completed an offering of $15 million of “Trust Preferred Securities” (defined hereinafter). The Company formed two wholly-owned subsidiaries, each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of Trust Preferred Securities. The proceeds of the sale of Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company for $465,000, were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the Trust Preferred Securities. The Company has not issued additional debentures since December 15, 2005.

As a part of management’s review of available funding, management continually evaluates the cost of FHLB advances, the cost of issuing junior subordinated debentures and the cost of the national brokered certificate of deposit market versus retail certificates of deposit in the local market. The aggregate of brokered certificates of deposit include both the cost of the interest paid to the depositor and the fee paid to the broker. At times, the all-inclusive cost of brokered certificates of deposit is less than the marginal cost of increasing local retail certificate of deposits. Management believes a combination of these sources of funds will provide the lowest cost long-term funding.

Advances from borrowers for taxes and insurance increased $440,081 (207%) from $212,320 as of December 31, 2005, to $652,401 as of June 30, 2006 which was due to the timing of collection and payment of real estate taxes.

    Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $1,958,184 (3%) from $42,092,149 as of December 31, 2005, to $44,050,333 as of June 30, 2006. This increase was due to several factors. The Company’s net income during this period was $3,145,715 which was partially offset by dividends in the amount of $461,397 which were declared on March 16, 2006 and paid on April 14, 2006, to stockholders’ of record as of March 30, 2006 and $467,809 which were declared on June 23, 2006 and paid on July 14, 2006, to stockholders’ of record as of July 3, 2006. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 38,541 shares of treasury stock at an aggregate cost of $1,116,848 (an average cost of $28.98 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $571,713 during this period. As of June 30, 2006, 2 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on November 22, 2002. On a per share basis, stockholders’ equity increased from $15.17 as of December 31, 2005 to $15.70 as of June 30, 2006.

Average Balances, Interest and Average Yields

The Company’s profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits, junior subordinate debentures and other borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Non-interest income, non-interest expense, and income taxes also impact net income.

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

	Six months ended 6/30/2006			Six months ended 6/30/2005
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$441,900	16,132	7.30%	$405,957	12,085	5.95%
Investment securities	7,145	227	6.35%	9,876	198	4.01%
Other assets	9,862	105	2.13%	12,219	179	2.93%
Total interest-earning	458,907	16,464	7.18%	428,052	12,462	5.82%
Noninterest-earning	20,784			19,483
	$479,691			$447,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,974	144	2.06%	$15,291	91	1.19%
Transaction accounts	76,313	739	1.94%	87,470	623	1.42%
Certificates of deposit	193,592	3,862	3.99%	171,507	2,543	2.97%
FHLB advances	105,811	2,587	4.89%	105,242	1,973	3.75%
Subordinated debentures	15,465	515	6.66%	-	-	0.00%
Other borrowed funds	3,488	48	2.75%	1,090	10	1.83%
Total interest-bearing	408,643	7,895	3.86%	380,600	5,240	2.75%
Noninterest-bearing	27,241			26,413
Total liabilities	435,884			407,013
Stockholders’ equity	43,807			40,522
	$479,691			$447,535
Net earning balance	$50,264			$47,452
Earning yield less costing rate			3.32%			3.07%
Net interest income, and net yield spread
on interest earning assets		$8,569	3.73%		$7,222	3.37%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			112%

Results of Operations - Comparison of Three Month and Six Month Periods Ended June 30,
2006 and 2005

Net income for the three months and six months ended June 30, 2006 was $1,581,390 and $3,145,715, respectively, as compared to $1,448,715 and $2,663,489, respectively, for the three months and six months ended June 30, 2005, which represents an increase in earnings of $132,675 (9%) for the three month period, and an increase in earnings of $482,226 (18%) for the six month period.
Interest Income

Total interest income for the three months and six months ended June 30, 2006, increased $1,825,355
(28%) and $4,002,351 (32%), respectively, as compared to the three months and six months ended June 30, 2005. For the three month and six month periods ended June 30, 2006 compared to the same periods in 2005, the average yield on interest earning assets increased 127 basis points to 7.26% and increased 136 basis points to 7.18%, respectively, while the average balance of interest earning assets increased $23,834,000 and $30,855,000, respectively.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2006, increased $1,341,796 (48%) and $2,654,011 (51%), respectively, when compared to the three months and six months ended June 30, 2005. For the three month and six month periods ended June 30, 2006 compared to the same periods in 2005, the average cost of interest bearing liabilities increased 115 basis points to 4.01% and 111 basis points to 3.86%, respectively, while the average balance increased $22,372,000 and $28,043,000, respectively. The increase in interest expense is attributed, in part, to the issuance by the Company of $15,465,000 of 30-year junior subordinated debentures on December 15, 2005, as explained previously.

Net Interest Income

As a result of the interest income and interest expense for the three months and six months ended June 30, 2006 as discussed above, net interest income for the three months and six months ended June 30, 2006 increased $483,558 (13%) and $1,348,340 (19%), respectively, when compared to the same periods in 2005.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio, management decided to record a provision for loan losses of $225,000 and $450,000 for the three months and six months ended June 30, 2006, respectively, compared to $240,000 and $465,000 for the same periods in 2005. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $117,666 (14%) and $55,576 (3%) for the three months and six months ended June 30, 2006, respectively, when compared to the three months and six months ended June 30, 2005. The increases for the three months and six months ended June 30, 2006, were primarily due to increases in gain on sale of loans, late charges and other income, which were partially offset by decreases in service charges and gain on sale of investments as discussed below.

Gain on sale of loans increased $43,219 (37%) and $20,844 (8%) for the three months and six months ended June 30, 2006, respectively, when compared to the same periods in 2005, which was a result of an increase in mortgages loans sold on the secondary market.

Late charges and other fees increased $9,554 (19%) and $9,560 (7%) for the three months and six months ended June 30, 2006, respectively, when compared to the same periods in 2005. These increases were primarily due to more prepayment penalties paid on loans in the three month and six month periods ended June 30, 2006, compared to the same periods in 2005.

Other income increased $151,689 (205%) and $181,158 (125%) for the three months and six months ended June 30, 2006, respectively when compared to the same periods in 2005. This increase was primarily due to profit on the sale on mortgage servicing rights that occurred during the three months and six months ended June 30, 2006. During these periods the bank recorded $118,971 profit from the sale of mortgage servicing rights. In addition, there was increase in the amount of ATM fees collected during the three months and six months ended June 30, 2006, compared to the same period in 2005.

Service charges on transaction accounts decreased by $74,456 (18%) and $143,549 (18%) during the three months and six months ended June 30, 2006, respectively, when compared to the same periods in 2005. This is a result of a decrease in the amount of “non-sufficient funds” and overdraft fees collected during this three month and six month period when compared to the same period in 2005. This decrease is a result of fewer “non-sufficient funds” checks presented per account during the three month and six month period ended June 30, 2006, compared to the same periods in 2005.

Noninterest Expense

Noninterest expense increased $477,803 (23%) and $664,804 (16%) for the three months and six months ended June 30, 2006, respectively when compared to the three months and six months ended June 30, 2005. The increases for the three months and six months ended June 30, 2006 were primarily due to increases in salaries and employee benefits and advertising, which were partially offset by decreases in data processing as discussed below.

Salaries and employee benefits increased $320,156 (28%) and $490,422 (20%) for the three months and six months ended June 30, 2006, respectively when compared to the same periods in 2005. This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month and six month periods ended June 30, 2006 when compared to the same periods in 2005.

Advertising expense increased $78,644 (360%) and $151,684 (300%) for the three months and six months ended June 30, 2006, respectively when compared to the same periodsin 2005. This increase was primarily due to the Bank’s decision to increase its exposure through the use of several different advertising mediums.

Data processing expense decreased $21,407 (23%) and $54,182 (30%) for the three months and six months ended June 30, 2006 when compared to the same periods in 2005. This decrease was primarily due to the Bank’s decision to terminate its relationship with a third-party vendor that provided data processing services during the three month and six month periods ended June 30, 2006.

Provision for Income Taxes

There was an increase of $5,747 (1%) and $271,886 (17%) in the provision for income taxes for the three months and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. These increases were due to an increase in before tax income of $138,422 and $754,112 for the three months and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of June 30, 2006, was $5,600,869 or 1.27% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of June 30, 2006, were $8,870,846 or 1.8% of total assets. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2006	12/31/2005	12/31/2004
Nonperforming loans	$3,099	721	1,007
Real estate acquired in settlement of loans	508	27	78
Total nonperforming assets	$3,607	748	1,085

Total nonperforming assets as a percentage of total assets	0.73%	0.17%	0.25%
Allowance for loan losses	$5,601	5,400	4,537
Allowance for loan losses as a percentage of average net loans	1.27%	1.29%	1.16%

The increase in nonperforming from December 31, 2005 to June 30, 2006 was primarily due to one borrower who has a total of seventeen loans that were placed on non-accrual status during this period. The total amount outstanding is approximately $2.3 million. These loans are secured by  six patio homes and nine building lots, along with two unsecured loans. The Bank feels that the established allowance on this credit is adequate at this time. During this period the bank also acquired three properties through foreclosure with an estimated fair value of $502,000.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities, issuances of junior subordinated debentures and extensions of credit from FHLB. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate.

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of June 30, 2006, the Bank had approximately $2,738,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

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

    The Bank is also managing interest rate risk by the origination of construction loans. As of June 30, 2006, such loans represented 18% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2005, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $130,252,633 or 41% of its total deposits. As of June 30, 2006, these accounts totaled $124,396,881 or 39% of the Bank’s total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2006 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$37,686	$(3,476)	-8%	7.90%	-0.49%
+200	39,655	(1,507)	-4%	8.23%	-0.16%
+100	40,898	(264)	-1%	8.40%	0.02%
NC	41,162	-	-	8.39%	-
-100	40,132	(1,030)	-3%	8.12%	-0.26%
-200	38,226	(2,936)	-7%	7.69%	-0.70%
-300	35,386	(5,776)	-14%	7.08%	-1.31%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
                Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s second quarter ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	-	-	-	11,100
May 1, 2006 to May 31, 2006	11,098	29.74	11,098	2
June 1, 2006 to June 30, 2006	-	-	-	2
Total	11,098	29.74	11,098

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

Item 4. Submission of Matters to a Vote of Common Security Holders

The annual meeting of stockholders of the Company was held on May 24, 2006. At the meeting the stockholders elected Shaun A. Burke, Kurt D. Hellweg and James R. Batten to three-year terms as directors of the Company, while Jack L. Barham, Wayne V. Barnes, Gregory V. Ostergren , James L. Sivils, III, Don M. Gibson, and Tim Rosenbury, continue to serve as directors. Also at that meeting, BKD, LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Director Election:

Nominee	Votes For	Votes Withheld

Shaun A. Burke	2,345,251	60,620

Kurt D. Hellweg	2,353,102	52,769

James R. Batten	2,353,427	52,444

Auditor Ratification:

Votes for	2,385,982

Votes against	19,060

Abstentions	829

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

/s/ Shaun A. Burke                  August 14, 2006
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston                 August 14, 2006
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)