Form 10-Q
period 2006-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2006-11-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Telephone Number: (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ] Accelerated filer [  ]
Non-accererated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2006
Common Stock, Par Value $0.10 per share	2,916,560 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Financial Statements (Unaudited):
Statements of Financial Condition	3
Statements of Income	4
Statements of Stockholders’ Equity	5
Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Control and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

ASSETS	9/30/06	12/31/05
Cash	$15,070,804	17,990,774
Interest-bearing deposits in other financial institutions	4,995,260	2,515,704
Cash and cash equivalents	20,066,064	20,506,478
Available-for-sale securities	9,331,152	6,757,147
Held-to-maturity securities	791,123	944,724
Stock in Federal Home Loan Bank, at cost	6,322,700	4,978,800
Mortgage loans held for sale	2,489,050	2,092,279
Loans receivable, net of allowance for loan losses of
September 30, 2006 - $5,618,872 - December 31, 2005 - $5,399,654	465,209,114	433,435,429
Accrued interest receivable:
Loans	2,495,998	2,040,872
Investments	104,265	48,255
Prepaid expenses and other assets	1,320,999	2,604,425
Foreclosed assets held for sale	502,126	26,775
Premises and equipment	8,019,953	7,452,798
Refundable income taxes	475,469	-
Deferred income taxes	851,194	112,686
	$517,979,207	481,000,668

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Deposits	$322,223,850	320,058,951
Federal Home Loan Bank advances	124,000,000	100,000,000
Securities sold under agreements to repurchase	8,923,196	1,594,258
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	815,733	212,320
Accrued expenses and other liabilities	509,536	288,587
Accrued interest payable	1,097,018	508,164
Dividend payable	469,062	459,074
Income taxes payable	-	322,165
	473,503,395	438,908,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;
issued September 30, 2006 - 6,645,225 shares;
December 31, 2005 - 6,571,348 shares	664,523	657,135
Additional paid-in capital	55,473,760	53,778,686
Unearned ESOP shares	(1,401,930)	(1,572,930)
Retained earnings, substantially restricted	39,912,147	36,533,338
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,
net of income taxes	1,611,096	1,971,925
	96,259,596	91,368,154

Treasury stock, at cost; September 30, 2006 - 3,726,267 shares;
December 31, 2005 - 3,639,301 shares	(51,783,784)	(49,276,005)
	44,475,812	42,092,149
	$517,979,207	481,000,668

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
INTEREST INCOME
Loans	$8,870,204	6,935,225	25,001,916	19,020,080
Investment securities	112,571	109,108	339,888	307,380
Other	71,830	47,155	176,985	225,861
	9,054,605	7,091,488	25,518,789	19,553,321
INTEREST EXPENSE
Deposits	2,638,877	1,904,836	7,383,588	5,162,510
Federal Home Loan Bank advances	1,610,387	1,215,982	4,197,026	3,188,553
Subordinated agreements	251,057		765,892
Other	42,774	8,869	91,187	19,211
	4,543,095	3,129,687	12,437,693	8,370,274
NET INTEREST INCOME	4,511,510	3,961,801	13,081,096	11,183,047
PROVISION FOR LOAN LOSSES	150,000	240,000	600,000	705,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,361,510	3,721,801	12,481,096	10,478,047
NONINTEREST INCOME
Service charges	337,621	434,380	987,543	1,227,851
Late charges and other fees	36,136	37,672	186,408	178,384
Gain on sale of investment securities	176,958	180,669	551,879	563,572
Gain on sale of loans	172,827	210,015	452,792	469,136
Income (loss) on foreclosed assets	(2,062)	(502)	(2,327)	3,688
Other income	199,570	95,558	525,445	240,275
	921,050	957,792	2,701,740	2,682,906
NONINTEREST EXPENSE
Salaries and employee benefits	1,588,921	1,184,666	4,515,725	3,621,048
Occupancy	417,946	366,371	1,105,809	1,031,119
SAIF deposit insurance premiums	9,801	9,935	30,033	29,926
Data processing	77,415	97,719	202,556	277,042
Advertising	101,039	59,395	303,293	109,965
Other expense	435,072	439,170	1,383,672	1,334,246
	2,630,194	2,157,256	7,541,088	6,403,346
INCOME BEFORE INCOME TAXES	2,652,366	2,522,337	7,641,748	6,757,607
PROVISION FOR INCOME TAXES	1,028,044	935,076	2,871,711	2,506,857
NET INCOME	$1,624,322	1,587,261	4,770,037	4,250,750

BASIC EARNINGS PER SHARE	$0.58	0.57	1.71	1.53
DILUTED EARNINGS PER SHARE	$0.56	0.55	1.64	1.48

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$657,135	53,778,686	(1,572,930)	(49,276,005)	36,533,338	1,971,925	42,092,149
Comprehensive income
Net income	-	-	-	-	4,770,037	-	4,770,037
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes	-	-	-	-	-	(360,829)	(360,829)
Total comprehensive income							4,409,208
Dividends ($0.495 per share)	-	-	-	-	(1,391,228)	-	(1,391,228)
Stock award plans	-	355,596	-	-	-	-	355,596
Stock options exercised	7,388	1,020,556	-	-	-	-	1,027,944
Release of ESOP shares	-	318,922	171,000	-	-	-	489,922
Treasury stock purchased	-	-	-	(2,507,779)	-	-	(2,507,779)
Balance, September 30, 2006	$664,523	55,473,760	(1,401,930)	(51,783,784)	39,912,147	1,611,096	44,475,812

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$649,386	52,384,842	(1,800,930)	(45,712,994)	32,437,131	2,815,828	40,773,263
Comprehensive income
Net income	-	-	-	-	4,250,750	-	4,250,750
Change in unrealized appreciation
on available-for-sale securities, net
of income taxes of ($235,200)	-	-	-	-	-	(1,034,421)	(1,034,421)
Total comprehensive income							3,216,329
Dividends ($0.48 per share)	-	-	-	-	(1,343,689)	-	(1,343,689)
Stock award plans	-	22,397	-	-	-	-	22,397
Stock options exercised	7,466	986,829	-	-	-	-	994,295
Release of ESOP shares	-	236,351	171,000	-	-	-	407,351
Treasury stock purchased	-	-	-	(2,721,144)	-	-	(2,721,144)
Balance, September 30, 2005	$656,852	53,630,419	(1,629,930)	(48,434,138)	35,344,192	1,781,407	41,348,802

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
	9/30/2006	9/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,770,037	4,250,750
Items not requiring (providing) cash:
Deferred income taxes	(526,593)	(353,743)
Depreciation	569,646	575,243
Provision for loan losses	600,000	705,000
Gain on loans and investment securities	(1,004,671)	(1,032,708)
(Gain) loss on sale of premises and equipment and other assets	(110,766)	1,925
(Gain) loss on sale of foreclosed assets	(1,023)	(6,003)
Amortization of deferred income, premiums and discounts	32,072	(101,496)
Stock award plan expense	355,596	34,879
Origination of loans held for sale	(36,495,543)	(33,023,273)
Proceeds from sale of loans held for sale	36,551,565	33,872,947
Release of ESOP shares	489,922	407,351
Changes in:
Accrued interest receivable	(511,136)	(372,663)
Prepaid expenses and other assets	1,308,417	106,360
Accounts payable and accrued expenses	828,086	348,545
Income taxes payable	-	226,608
Net cash provided by operating activities	6,855,609	5,639,722
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(32,912,403)	(49,452,917)
Principal payments on held-to-maturity securities	158,120	210,353
Principal payments on available-for-sale securities	124,756	-
Proceeds from maturities of available-for-sale securities	500,000	6,000,000
Purchase of tax credit investments	(657,412)	-
Proceeds from sale of originated mortgage servicing rights	742,757	-
Purchase of premises and equipment	(1,142,298)	(794,779)
Proceeds from sale of premises and equipment	5,927	4,200
Purchase of available-for-sale securities	(3,780,316)	(6,444,433)
Proceeds from sale of available-for-sale securities	560,690	572,383
Purchase of FHLB stock	(1,343,900)	(1,078,300)
Proceeds from sale of foreclosed assets	27,798	337,653
Net cash used in investing activities	(37,716,281)	(50,645,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	1,027,944	994,295
Cash dividends paid	(2,197,157)	(1,351,151)
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	(7,137,394)	(700,424)
Net increase (decrease) in certificates of deposit and securities sold
under agreements to repurchase	16,631,231	22,229,395
Proceeds from FHLB advances	1,337,414,000	897,050,000
Repayments of FHLB advances	(1,313,414,000)	(869,050,000)
Advances from borrowers for taxes and insurance	603,413	667,629
Treasury stock purchased	(2,507,779)	(2,721,144)
Net cash provided by financing activities	30,420,258	47,118,600
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(440,414)	2,112,482
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,506,478	15,896,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,066,064	18,008,940

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

Note 3: Benefit Plans

Stock Award Plans

The Company has established stock award plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. The plans provide a proprietary interest in the Company in a manner designed to encourage these individuals to remain with the Bank. A committee of the Bank’s Board of Directors administers the plans. The Company accounts for the cost of share purchases under the plans as a reduction of stockholders' equity. The awards vest at the rate of 20% per year over a five-year period. Compensation expense is recognized based on the Company’s stock price on the date the shares are awarded to employees.

As of September 30, 2006 all shares in stock award plans have vested. The Bank recognized $4,266 and $18,537 and $10,815 and $34,879 of expense under these stock award plans in the three month and nine month periods ended September 30, 2006 and 2005, respectively.

Stock Option Plans

The Company has established stock option plans for the benefit of certain directors, officers and employees of the Bank and its subsidiary. A committee of the Company’s Board of Directors administers the plans. The stock options under these plans may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Bank or its subsidiary. The option price must not be less than the market value of the Company stock on the date of grant. All options expire no later than ten years from the date of grant. The options vest at the rate of 20% per year over a five-year period.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2006:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of December 31, 2005	164,785	175,091	15.65
Granted	10,000	10,000	28.06
Exercised	(24,294)	(49,583)	13.91
Forfeited	(5,000)	-	27.90
Balance outstanding as of September 30, 2006	142,991	138,008	16.78
Options exercisable as of September 30, 2006	102,993	81,508	14.04

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $15,185 and $49,017 during the three months and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $194,162 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

	Three Months ended	Nine Months ended
	September 30, 2005	September 30, 2005

Net income, as reported	$1,587,261	4,250,750
Less: Total stock-based employee compensation
cost determined under the fair value-based
method, net of income taxes	(9,361)	(27,218)

Pro forma net income	$1,577,900	4,223,502

Earnings per share:
Basic - as reported	$0.57	1.53
Basic - pro forma	$0.57	1.52
Diluted - as reported	$0.55	1.47
Diluted - pro forma	$0.54	1.46

Note 4: Earnings Per Share
	For three months ended September 30, 2006			For nine months ended September 30, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,624,322	2,782,887	$0.58	$4,770,037	2,792,040	$1.71
Effect of Dilutive Securities:
Stock Options		111,721			109,448
Diluted Earnings per Share	$1,624,322	2,894,608	$0.56	$4,770,037	2,901,488	$1.64

For three months ended September 30, 2005				For nine months ended September 30, 2005
Income Available to Stockholders		Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,587,261	2,764,303	$0.57	$4,250,750	2,777,946	$1.53
Effect of Dilutive Securities:
Stock Options		134,696			121,263
Diluted Earnings per Share	$1,587,261	2,898,999	$0.55	$4,250,750	2,899,209	$1.47

Note 5: Other Comprehensive Income

	9/30/2006	9/30/2005
Unrealized gains (losses) on	$(20,865)	(1,078,366)
available-for-sale securities
Less: Reclassification adjustment for
realized (gains) losses included in income	(551,879)	(563,572)
Other comprehensive income (loss),
before tax effect	(572,744)	(1,641,938)
Tax expense (benefit)	(211,915)	(607,517)
OTHER COMPREHENSIVE INCOME (LOSS)	$(360,829)	(1,034,421)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from the operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews the Company’s financial condition as of September 30, 2006, and the results of operations for the three months and nine months ended September 30, 2006 and 2005.

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

Financial Condition

Assets

The Company’s total assets increased $36,978,539 (8%) from $481,000,668 as of December 31, 2005, to $517,979,207 as of September 30, 2006.

Cash and cash equivalents decreased $440,414 (2%) from $20,506,478 as of December 31, 2005, to $20,066,064 as of September 30, 2006. The decrease is primarily due to a smaller amount of uncollected funds on deposit with a correspondent bank as of September 30, 2006, compared to December 31, 2005.

Securities available-for-sale increased $2,574,005, (38%) from $6,757,147 as of December 31, 2005, to $9,331,152 as of September 30, 2006. The increase was primarily due to the purchase of various government agency securities during the period totaling approximately $3,500,000. The Bank currently holds 39,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $38,784 in the available-for-sale category. As of September 30, 2006, the gross unrealized gain on the FHLMC stock was $2,587,884, a decrease from $3,176,010 as of December 31, 2005.

Securities held-to-maturity decreased primarily due to principal repayments of such securities by $153,601 (16%) from $944,724 as of December 31, 2005, to $791,123 as of September 30, 2006.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased $1,343,900 (27%) from $4,978,800 as of December 31, 2005 to $6,322,700 as of September 30, 2006, due to the purchase of additional stock necessary to meet FHLB requirements. The Bank is required to own FHLB stock in an amount equal to the sum of 0.12% of assets and 4.45% of advances.

Net loans receivable increased $31,773,685 (7%) from $433,435,429 as of December 31, 2005, to $465,209,114 as of September 30, 2006. Commercial real estate loans increased $42,601,580 (35%) from $122,884,052 as of December 31, 2005, to $165,485,632 as of September 30, 2006. The Bank plans to continue its emphasis on commercial lending, while selling the majority of conforming single family loan production on the secondary market. As a result, permanent mortgage loans secured by both owner and non-owner occupied residential real estate decreased by $17,794,656 (18%). Loans held for sale which consists primarily of permanent residential mortgage loans increased $396,771 (19%) to $2,489,050 as of September 30, 2006, compared to $2,092,279 at December 31, 2005. The Bank also continued to be active in construction lending. Construction loans increased by $9,205,325 (13%) to $79,595,228 as of September 30, 2006, compared to $70,389,903 as of December 31, 2005. Loan growth is anticipated to continue and represents a major part of the Bank’s planned asset growth. See also discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

Allowance for loan losses increased $219,218 (4%) from $5,399,654 as of December 31, 2005 to $5,618,872 as of September 30, 2006. The allowance increased primarily due to the provision for loan losses of $600,000 recorded during this period exceeding net loan charge-offs of $380,782 during this period. Management of the Company decided to increase the allowance for loan losses by this provision charge primarily as a result of the continued growth of the Bank’s loan portfolio, particularly its commercial loan portfolio. See discussion under “Results of Operations - Comparison of Three Month and Nine Months Periods Ended September 30, 2006 and 2005 - Provision for Loan Losses.” The allowance for loan losses as of September 30, 2006 and December 31, 2005 was 1.26% and 1.29%, respectively, of average net loans outstanding. As of September 30, 2006, the allowance for loan losses was 45% of impaired loans compared to 75% as of December 31, 2005.

Premises and equipment increased $567,155 (8%) from $7,452,798, as of December 31, 2005 to $8,019,953 as of September 30, 2006, due to purchases of equipment less the depreciation recognized on these assets during the nine month period ended September 30, 2006.

Liabilities

Deposits increased $2,164,899 (1%) from $320,058,951 as of December 31, 2005, to $322,223,850 as of September 30, 2006. For the nine months ended September 30, 2006, checking and savings accounts decreased $7,137,394 (6%) and certificates of deposits increased $9,302,293 (5%). The decrease in checking and savings was primarily due to activity in commercial demand accounts. Due to the nature of the businesses of these commercial account holders, there are large fluctuations in account balances. The increase in certificates of deposit was primarily due to the Company’s decision to increase rates paid on retail certificates of deposit. As a result retail certificates of deposits increased $30,048,007 (23%) during the period. During the same period brokered certificates of deposit decreased $20,745,715 (36%). See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk - Asset/Liability Management.”

FHLB advances increased $24,000,000 (24%), from $100,000,000 as of December 31, 2005, to $124,000,000 as of September 30, 2006, due to new advances exceeding repayments. These funds were primarily used to fund new loans.

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

As a part of management’s review of available funding, management continually evaluates the cost associated with FHLB advances, issuing junior subordinated debentures, and utilizing brokered certificates of deposit in the national market versus retail certificates of deposit in the local market. The aggregate cost of brokered certificates of deposit includes both the interest paid to the depositor and the broker fee paid to the broker. At times, the all-inclusive cost of brokered certificates of deposit is less than the marginal cost of increasing local retail certificate of deposits. Management believes a combination of these sources of funds will provide the lowest cost long-term funding.

Advances from borrowers for taxes and insurance increased $603,413 (284%) from $212,320 as of December 31, 2005, to $815,733 as of September 30, 2006 which was due to the timing of collection and payment of real estate taxes.

Stockholders’ Equity

    Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $2,383,663 (6%) from $42,092,149 as of December 31, 2005, to $44,475,812 as of September 30, 2006. This increase was due to several factors. The Company’s net income during this period was $4,770,037 which was partially offset by dividends in the amount of $461,397 which were declared on March 16, 2006 and paid on April 14, 2006, to stockholders’ of record as of March 30, 2006 and $467,809 which were declared on June 23, 2006 and paid on July 14, 2006, to stockholders’ of record as of July 3, 2006 and $469,062 where were delared on September 22, 2006, to stockholders’ of record October 2, 2006, and paid on October 16, 2006. In addition, the increase in stockholders’ equity was further offset as the Company repurchased 87,066 shares of treasury stock at an aggregate cost of $2,507,779 (an average cost of $28.80 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $360,829 during this period. As of September 30, 2006, 201,477 shares of the Company’s common stock remain to be repurchased under the repurchase plan announced by the Company on July 25, 2006. On a per share basis, stockholders’ equity increased from $15.17 as of December 31, 2005 to $16.01 as of September 30, 2006.

Average Balances, Interest and Average Yields

The Company’s profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits, junior subordinate debentures and other borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Non-interest income, non-interest expense, and income taxes also impact the Company’s net income.

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

	Nine months ended 9/30/2006			Nine months ended 9/30/2005
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$445,594	25,002	7.48%	$413,648	19,020	6.13%
Investment securities	7,277	340	6.23%	9,963	307	4.11%
Other assets	9,836	177	2.40%	12,189	226	2.47%
Total interest-earning	462,707	25,519	7.35%	435,800	19,553	5.98%
Noninterest-earning	20,968			19,329
	$483,675			$455,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$14,692	259	2.35%	$15,117	141	1.25%
Transaction accounts	76,283	1,169	2.04%	86,668	966	1.49%
Certificates of deposit	191,856	5,956	4.14%	174,199	4,055	3.10%
FHLB Advances	110,293	4,197	5.07%	109,576	3,189	3.88%
Subordinated agreements	15,465	766	6.60%	-	-	0.00%
Other borrowed funds	4,271	91	2.84%	1,239	19	2.04%
Total interest-bearing	412,860	12,438	4.02%	386,799	8,370	2.89%
Noninterest-bearing	26,763			27,568
Total liabilities	439,623			414,367
Stockholders’ equity	44,052			40,762
	$483,675			$455,129
Net earning balance	$49,847			$49,001
Earning yield less costing rate			3.34%			3.09%
Net interest income, and net yield spread
on interest earning assets		$13,081	3.77%		$11,183	3.42%
Ratio of interest-earning assets to
interest-bearing liabilities		112%			113%

Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30,
2006 and 2005

Net income for the three months and nine months ended September 30, 2006 was $1,624,322 and $4,770,037, respectively, as compared to $1,587,261 and $4,250,750, respectively, for the three months and nine months ended September 30, 2005, which represents an increase in earnings of $37,061 (2%) for the three month period, and an increase in earnings of $519,287 (12%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2006, increased
$1,963,117 (28%) and $5,965,468 (31%), respectively, as compared to the three months and nine months ended September 30, 2005. For the three month and nine month periods ended September 30, 2006 compared to the same periods in 2005, the average yield on interest earning assets increased 140 basis points to 7.70% and increased 137 basis points to 7.35%, respectively, while the average balance of interest earning assets increased $20,281,000 and $26,907,000, respectively.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2006, increased $1,413,408 (45%) and $4,067,419 (49%), respectively, when compared to the three months and nine months ended September 30, 2005. For the three month and nine month periods ended September 30, 2006 compared to the same periods in 2005, the average cost of interest bearing liabilities increased 117 basis points to 4.31% and 113 basis points to 4.02%, respectively, while the average balance increased $22,163,000 and $26,061,000, respectively. The increase in interest expense is attributed, in part, to the issuance by the Company of $15,465,000 of 30-year junior subordinated debentures on December 15, 2005, as explained previously.

Net Interest Income

As a result of the interest income and interest expense for the three months and nine months ended September 30, 2006 as discussed above, net interest income for the three months and nine months ended September 30, 2006 increased $549,709 (14%) and $1,898,049 (17%), respectively, when compared to the same periods in 2005.

Provision for Loan Losses

Based primarily on the continued growth of the commercial loan portfolio and increases in non-performing loans during the period, management decided to record a provision for loan losses of $150,000 and $600,000 for the three months and nine months ended September 30, 2006, respectively, compared to $240,000 and $705,000 for the same periods in 2005. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions. See also the discussion under “Nonperforming assets”.

Noninterest Income

Noninterest income changed only marginally for the three months and nine months ended September 30, 2006, respectively, when compared to the three months and nine months ended September 30, 2005.

Service charges on transaction accounts decreased by $96,759 (22%) and $240,308 (20%) during the three months and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005. This is a result of a decrease in the amount of “non-sufficient funds” and overdraft fees collected during this three month and nine month period when compared to the same period in 2005. This decrease is a result of fewer “non-sufficient funds” checks being presented per account during the three month and nine month period ended September 30, 2006, compared to the same periods in 2005.

Gain on sale of loans decreased $37,188 (18%) and $16,344 (3%) for the three months and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005, which was a result of a decrease in mortgage loans sold on the secondary market, due to higher interest rate and less demand during these periods.

Other income increased $104,012 (109%) and $285,170 (119%) for the three months and nine months ended September 30, 2006, respectively when compared to the same periods in 2005. This increase was primarily due to profit on the sale of mortgage servicing rights that occurred during the three months and nine months ended September 30, 2006. During these periods the Bank recorded $110,336 profit from the sale of mortgage servicing rights. In addition, there was increase in the amount of ATM fees collected during the three months and nine months ended September 30, 2006, compared to the same period in 2005.

Noninterest Expense

Noninterest expense increased $472,939 (22%) and $1,137,743 (18%) for the three months and nine months ended September 30, 2006, respectively when compared to the three months and nine months ended September 30, 2005. The increases for the three months and six months ended June 30, 2006 were primarily due to increases in salaries and employee benefits and advertising, which were partially offset by decreases in data processing as discussed below.

Salaries and employee benefits increased $404,255 (34%) and $894,677 (25%) for the three months and nine months ended September 30, 2006, respectively when compared to the same periods in 2005. This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month and nine month periods ended September 30, 2006 when compared to the same periods in 2005.

Advertising expense increased $41,644 (70%) and $193,328 (176%) for the three months and nine months ended September 30, 2006, respectively when compared to the same periods in 2005. This increase was primarily due to the Bank’s decision to increase its exposure through the use of several different advertising mediums.

Data processing expense decreased $20,304 (21%) and $74,486 (27%) for the three months and nine months ended September 30, 2006 when compared to the same periods in 2005. This decrease was primarily due to the Bank’s decision to terminate its relationship with a third-party vendor that provided data processing services during the three month and nine month periods ended September 30, 2006.

Provision for Income Taxes

There was an increase of $92,968 (10%) and $364,854 (15%) in the provision for income taxes for the three months and six months ended September 30, 2006, respectively, as compared to the same periods in 2005. These increases were due to an increases in before tax income of $130,029 (5%) and $884,141 (13%) for the three months and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The Bank’s allowance for loan losses as of September 30, 2006, was $5,618,872 or 1.27% of average net loans receivable. Total assets classified as substandard, doubtful or loss as of September 30, 2006, were $6,642,987 or 1.3% of total assets. Management considered nonperforming and total classified assets in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2006	12/31/2005	12/31/2004
Nonperforming loans	$3,099	721	1,007
Real estate acquired in settlement of loans	508	27	78
Total nonperforming assets	$3,607	748	1,085

Total nonperforming assets as a percentage of total assets	0.70%	0.17%	0.25%
Allowance for loan losses	$5,619	5,400	4,537
Allowance for loan losses as a percentage of average net loans	1.27%	1.29%	1.16%

The increase in nonperforming loans from December 31, 2005 to September 30, 2006 was primarily due to one borrower who has a total of seventeen loans that were placed on non-accrual status during this period. The total amount outstanding is approximately $2.3 million. These loans are secured by six patio homes and nine building lots, along with two unsecured loans. The Bank believes that the established allowance on this credit is adequate at this time. During this period the Bank also acquired three properties through foreclosure with an estimated fair value of $502,000.

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

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. As of September 30, 2006, the Bank had approximately $2,940,000 in commitments to originate mortgage and commercial loans. These commitments will be funded through existing cash balances, cash flow from operations and, if required, FHLB advances. Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

During the three months ended September 30, 2006, the Company procured a revolving line of credit with U. S. Bancorp in the amount of $2,500,000, with an initial maturity of 364 days. To date there have been no funds drawn against this line. The purpose of the line of credit is to provide an additional liquidity source for the Company.

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

The Bank is also managing interest rate risk by the origination of construction loans. As of September 30, 2006, such loans represented 17% of the net loans receivable and continue to account for a larger portion of the Bank’s existing portfolio. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than other real estate loans.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2005, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $130,252,633 or 41% of its total deposits. As of September 30, 2006, these accounts totaled $123,115,239 or 38% of the Bank’s total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2006 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$38,872	$(3,092)	-7%	7.45%	-0.73%
+200	40,664	(1,300)	-3%	7.84%	-0.34%
+100	41,826	(138)	0%	8.10%	-0.07%
NC	41,964	-	-	8.18%	-
-100	41,136	(828)	-2%	8.07%	-0.10%
-200	39,716	(2,248)	-5%	7.86%	-0.31%
-300	37,727	(4,237)	-10%	7.54%	-0.64%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable

Item 1A. Risk Factors
 Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s third quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	8,400	27.52	8,400	241,602
August 1, 2006 to August 31, 2006	35,100	28.94	35,100	206,502
September 1, 2006 to September 30, 2006	5,025	28.66	5,025	201,477
Total	48,525	28.94	48,525

(1)
The Company has a repurchase plan which was announced by the Company on July 25, 2006. This plan authorizes the purchase by the Company of up to 250,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. During the period ended September 30, 2006, the remaining shares under the repurchases plan which was announced by the Company on November 22, 2006 were repurchased by the Company, and such repurchases are reflected in this table.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Common Security Holders
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
    11. Statement re computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements (unaudited))
    31(i).1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
    31(i).2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
    32.1  CEO certification pursuant to 18 U.S.C. Section 1350
    32.2  CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title                             Date

/s/ Shaun A. Burke         November 14, 2006
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bruce Winston                             November 14, 2006
Bruce Winston
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)