Form 10-K
period 2006-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2007-03-30
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2006
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the National Market of The NASDAQ Stock Market on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter) was $66.7 million. As of March 30, 2007 there were 2,902,495 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2006 Annual Report”) for the fiscal year ended December 31, 2006 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 23, 2007 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

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

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in permanent one-to four-family residential mortgage loans, multi-family residential mortgage loans, construction loans, commercial real estate loans, and consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of mortgage-backed securities.

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). See discussion under section captioned “Regulation” in this report. The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.12% of its assets plus 4.45% of its outstanding FHLB advances. At December 31, 2006, the Bank had $5,382,700 in FHLB stock, which was in compliance with this requirement.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest earnings for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Mangement’s Discussion and Analysis of Financial Condition and Results of Operation” of the 2006 Annual Report is incorporated herein by reference.

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield and Nixa, Missouri. There is a large regional health care presence with two large regional hospitals employing over 14,000. There also are four accredited colleges and one major university with total enrollment approaching 25,000. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,								As of June 30,
	2006		2005		2004		2003		2003
	$	%	$	%	$	%	$	%	$	%
									(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$89,650	18%	103,532	23%	121,307	31%	$129,477	37%	144,404	40%
Multi-family	50,366	10%	53,631	12%	52,259	13%	44,242	13%	41,022	11%
Construction	83,967	17%	70,390	16%	45,090	11%	49,814	14%	64,464	18%
Commercial real estate	155,801	32%	122,884	28%	97,550	25%	72,105	21%	71,046	19%
Total mortgage loans	379,784	78%	350,437	79%	316,206	80%	295,638	86%	320,936	88%
Commercial business loans	82,676	17%	66,370	15%	55,606	14%	24,618	7%	18,967	5%
Consumer loans	23,708	5%	24,264	6%	25,172	6%	25,441	7%	25,486	7%
Total consumer and other loans	106,384	22%	90,634	21%	80,778	20%	50,059	14%	44,453	12%
Total loans	486,168	100%	441,071	100%	396,984	100%	345,697	100%	365,389	100%
Less:
Loans in process	-		-		-		9,425		25,539
Deferred loan fees/costs, net	115		141		106		237		211
Unearned discounts	-		3		7		19		26
Allowance for loan losses	5,784		5,400		4,537		3,886		2,775
Total Loans, Net	$480,269		435,527		392,334		$332,130		336,838

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2006. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$7,133	17,437	65,080	89,650
Multi family	9,294	24,213	16,859	50,366
Construction	57,740	26,227	-	83,967
Commercial real estate	50,676	92,903	12,222	155,801
Commercial loans	39,549	39,358	3,769	82,676
Consumer loans	1,897	5,982	15,829	23,708
Total loans (1)	$166,289	206,119	113,759	486,168
Less:
Deferred loan fees/costs				115
Unearned discounts				-
Allowance for loan losses				5,784
Loans receivable net				$480,269
(1)	Includes mortgage loans held for sale of $3,005

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2006 of all loans due after December 2007, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% ARM
	(Dollars in Thousands)
One-to four-family	$22,269	60,248	82,517	73%
Multi-family	23,623	17,449	41,072	42%
Construction	550	25,677	26,227	98%
Commercial real estate	38,069	67,056	105,125	64%
Commercial loans	5,536	37,590	43,126	87%
Consumer loans	5,549	16,263	21,812	75%
Total loans (1)	$95,596	224,283	319,879	70%
(1)	Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

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

As of December 31, 2006, $89.7 million or 18% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 74% were ARM loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2006, $50.4 million or 10% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. The majority of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $15.7 million as of December 31, 2006, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2006, construction loans totaled $84 million or 17% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans. As of December 31, 2006, the Bank has commercial real estate loans totaling $155.8 million or 32% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $15.7 million as of December 31, 2006, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2006, the Bank’s commercial real estate loan portfolio included approximately $31 million in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 80% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2006, the Bank has commercial business loans totaling $82.7 million or 17% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans. The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, consumer loans, home equity loans and automobile loans. As of December 31, 2006, the Bank has such loans totaling $23.7 million or 5% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

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

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2006, the Bank has twenty-three loans 90 days or more past due with a principal balance of $2,013,477 and sixty-eight loans between 30 and 89 days past due with an aggregate principal balance of $4,407,718. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of				As of
	December 31,				June 30,
	2006	2005	2004	2003	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$883	$452	770	703	331
Multi-family	-	-	-	-	-
Construction	1,780	-	-	-	-
Commercial real estate	-	131	158	-	-
	2,663	583	928	703	331
Non-mortgage loans:
Commercial loans	44	-	-	-	-
Consumer and other loans	41	138	79	40	-
	85	138	79	40	-
Total non-accrual loans	2,748	721	1,007	743	331
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$2,748	$721	1,007	743	331
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	0.58%	0.17%	0.26%	0.22%	0.10%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.52%	0.15%	0.23%	0.19%	0.08%

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

Non-Performing Assets	As of				As of
	December 31,				June 30,
	2006	2005	2004	2003	2003
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$883	$452	770	703	331
Multi-family	-	-	-	-	-
Construction	1,780	-	-	-	-
Commercial real estate	-	131	158	-	-
	2,663	583	928	703	331
Non-mortgage loans:
Commercial loans	44	-	-	-	-
Consumer and other loans	41	138	79	40	-
	85	138	79	40	-
Total non-accrual loans	2,748	721	1,007	743	331
Real estate and other assets acquired in settlement of loans	173	27	78	6	182
Total non-performing assets	$2,921	$748	1,085	749	513

Total non-accrual loans as a percentage of net loans	0.57%	0.17%	0.26%	0.22%	0.10%
Total non-performing assets as a percentage of total assets	0.56%	0.16%	0.25%	0.19%	0.13%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$69	8	23	15	13

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2006.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One- to four-family	4	$444	35	$1,979	-	$-	-	$-	39	$2,423
Multi-family	1	1,248	-	-	-	-	-	-	1	1,248
Construction	7	681	8	1,400	-	-	-	-	15	2,081
Commercial real estate	3	2,288	-	-	-	-	-	-	3	2,288
Commercial	6	3,063	11	1,530	-	-	-	-	17	4,593
Land	-	-	9	380	-	-	-	-	9	380
Other loans	2	5	11	127	1	6	-	-	14	138
Total loans	23	7,730	74	5,415	1	6	-	-	98	13,150
Foreclosed assets held-for-sale:
One- to four-family	-	-	1	109	-	-	-	-	1	109
Land and other assets	-	-	2	63	-	-	-	-	2	63
Total foreclosed assets	-	-	3	173	-	-	-	-	3	173
Total	23	$7,730	77	$5,588	1	$6	-	$-	101	$13,323

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

As of December 31, 2006 the Bank's total allowance for loan losses was $5.8 million or 1.19% of total loans. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

For fiscal years 2001 through 2006, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses		Year ended		Six months ended	Year ended
	December 31,			December 31,	June 30,
	2006	2005	2004	2003 (1)	2003
	(Dollars in Thousands)
Beginning balance	$5,400	4,537	3,886	2,775	2,650
Gross loan charge offs
Mortgage Loans:
One- to four-family	(286)	(22)	(188)	(41)	(358)
Multi-family	-	-	-	-	-
Construction	(29)	-	-	-	(11)
Commercial real estate	-	-	-	-	-
	(315)	(22)	(188)	(41)	(369)
Non-mortgage loans:
Commercial loans	(206)	(12)	-	-	-
Consumer and other loans	(126)	(119)	(43)	(14)	(168)
	(126)	(119)	(43)	(14)	(168)
Total charge offs	(647)	(153)	(231)	(55)	(537)
Recoveries
Mortgage Loans:
One- to four-family	109	61	9	1	19
Multi-family	-	-	-	-	-
Construction	29	-	-	1	6
Commercial real estate	-	-	-	-	-
	138	61	9	2	25
Non-mortgage loans:
Commercial loans	103	-	-	-	-
Consumer and other loans	40	10	9	2	27
	143	10	9	2	27
Total recoveries	281	71	18	4	52
Net loan charge-offs	(366)	(82)	(213)	(51)	(485)
Provision for loan losses charged to expense	750	945	864	1,162	610
Ending balance	$5,784	$5,400	4,537	3,886	2,775

Net charge-offs as a percentage of average loans, net	0.08%	0.02%	0.07%	0.02%	0.15%
Allowance for loan losses as a percentage of average loans, net	1.28%	1.29%	1.39%	1.19%	0.85%
Allowance for loan losses as a percentage of total non-performing loans	210%	749%	451%	523%	838%

(1) In 2003, the Company determined to change its fiscal year end from June 30 to a calendar year end of December 31. As a result, the Company reported a six-month transition period ended December 31, 2003 in order to change to this new calendar year end.

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

Allocation of Allowance for Loan Losses

	As of								As of
	December 31,								June 30,
	2006		2005		2004		2003		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$4,512	78%	$4,266	79%	$3,630	80%	$3,342	86%	$2,442	88%
Non-Mortgage Loans	1,272	22%	1,134	21%	907	20%	544	14%	333	12%
Total	$5,784	100%	$5,400	100%	$4,537	100%	$3,886	100%	$2,775	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Investment Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company has adopted an investment policy which strictly prohibits speculation in investment securities. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2006, the Company has investment securities with a carrying value of $8.7 million and an estimated fair value of $8.7 million. See Note 1 of Notes to Consolidated Financial Statements for description of accounting policy for investments. Based on the carrying value of these securities, $7.9 million, or 90.8%, of the Company’s investment securities portfolio are available-for-sale.

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

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2006
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$35,847	2,449,293	-	2,485,140
Debt Securities:
U. S. government agencies	4,870,979	1,346	(12,074)	4,860,251
Mortgage-backed securities	563,704	-	(2,774)	560,930
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	158,661	-	(481)	158,180
Mortgage-backed securities	604,364	31,920	-	636,284
	$6,233,555	2,482,559	(15,329)	8,700,785

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2005
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$47,595	3,128,415	-	3,176,010
Debt Securities:
U. S. government agencies	3,579,513	2,021	(397)	3,581,137
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	189,974	-	(2,478)	187,496
Mortgage-backed securities	754,750	39,550	-	794,300
	$4,571,832	3,169,986	(2,875)	7,738,943

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2004
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$66,588	4,945,012	-	5,011,600
Other stock	2,000,000	-	(560,000)	1,440,000
Debt Securities:
Trust preferred securities	6,570,814	84,468	-	6,655,282
U. S. government agencies	1,994,798	88	-	1,994,886
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	228,807	375	-	229,182
Mortgage-backed securities	1,076,351	77,737	-	1,154,088
	$11,937,358	5,107,680	(560,000)	16,485,038

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2006:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$996,506	4.81%	$994,219
Due within five years	3,874,473	4.31%	4,426,962
Due after ten years	158,661	4.25%	158,180
Equity securities not due on a single maturity date	35,847	0.00%	2,485,140
Mortgage-backed securities not due on a single maturity date	1,168,068	5.65%	636,284
	$6,233,555	4.62%	$8,700,785

Sources of Funds

General. The Company's primary sources of funds are deposits, borrowings (including issuances of subordinated debentures), amortization and prepayments of loans and amortization, prepayments and maturities of mortgage-backed securities.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates of deposit, savings, money market, individual retirement accounts, and NOW (checking) accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, local competition, and competition from non-bank financial service providers. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The Bank seeks to maintain a high level of stable core deposits by providing high quality service through its employees and its convenient office and branch locations.

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated.

Deposit Account Types
	As of December 31,			As of December 31,			As of December 31,
	2006			2005			2004
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	1.18%	$35,469	10%	0.33%	$35,864	11%	0.53%	$34,605	12%
Savings	2.67%	14,316	4%	1.80%	14,298	5%	1.08%	15,153	5%
Money Market	3.38%	52,314	15%	2.47%	43,897	14%	1.81%	52,010	18%
Non-interest bearing demand	0.00%	26,894	8%	0.00%	36,194	11%	0.00%	25,583	9%
Total		128,993	37%		130,253	41%		127,351	44%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	4.81%	167,852	48%	3.56%	125,336	39%	2.32%	89,389	30%
12-23 months	5.02%	35,424	10%	3.74%	48,149	15%	2.81%	42,019	14%
24-35 months	4.93%	11,930	3%	4.20%	9,670	3%	3.49%	26,608	9%
36-47 months	4.82%	3,724	1%	3.94%	4,248	1%	4.16%	6,012	2%
48-59 months	5.24%	2,847	1%	4.14%	1,851	1%	3.92%	3,982	1%
60-71 months	5.41%	1,171	0%	4.64%	552	0%	3.98%	1,013	0%
72-95 months	5.44%	289	0%	0.00%	-	0%	4.06%	13	0%
Total		223,237	63%		189,806	59%		169,036	56%
Total Deposits		$352,230	100%		$320,059	100%		$296,387	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2006.

(Dollars in thousands)
As of December 31, 2006
Three months or less	$40,712
Over three through six months	12,638
Over six through twelve months	19,114
Over twelve months	15,331
Total	$87,796

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

Selected Data for Federal Home Loan Bank Advances
	As of
	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$85,414	$72,414	$61,264
One to two years	13,650	3,000	12,500
Two to three years	386	16,650	3,000
Three to four years	3,000	386	16,650
Four to five years	-	3,000	386
Over five years	5,550	4,550	6,200
Total	$108,000	$100,000	$100,000

Weighted average rate at end of period	5.35%	4.55%	3.62%

For the period:
Average outstanding balance	$110,810	111,104	$111,169
Weighted average interest rate	5.16%	4.04%	3.17%

Maximum outstanding as of any month end	$124,000	132,000	$120,086

Junior Subordinated Debentures: On December 15, 2005, the Company completed an offering of $15 million of “Trust Preferred Securities” (defined hereinafter). The Company formed two wholly-owned subsidiaries, each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of Trust Preferred Securities. The proceeds of the sale of Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company, were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the Trust Preferred Securities.

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

The Company used the proceeds of the sale of the Trust Preferred Securities for general corporate purposes by investing in the Bank. Including funding of the Bank’s loan portfolio growth, restructuring of the Bank’s investment portfolio and repaying the Bank’s FHLB advances.

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of
	December 31,
	2006	2005	2004
		(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	-

Weighted average interest rate of subordinated debentures	6.62%	6.62%	-

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment. Other information about the Company’s business segments is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2006 Annual Report. This information is incorporated herein by reference.

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

Material estimates and judgments that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2006 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Dividend Payout Ratio	28%	32%	43%

Return on Average Assets	1.33%	1.28%	1.04%

Return on Average Equity	14.66%	15.08%	10.74%

Stockholders' Equity to Assets	8.55%	8.75%	9.25%

EPS Diluted	$2.34	2.03	1.47
Dividends	$0.67	0.65	0.63

Employees

As of March 21, 2007, the Bank has 114 full-time employees and 44 part-time employees. As of December 31, 2006 the Company had no salaried employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

Website

The Company maintains a website at the following internet address: www.gbankmo.com.

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

As of December 31, 2006, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2006 Annual Report.

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

See “Recent Legislation and Legislative and Regulatory Initiatives” below for recent legislation which affects insurance on deposit accounts and other matters.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2006. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2006 Annual Report.

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

Recent Legislation and Legislative and Regulatory Initiatives

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) was signed into law as part of the Deficit Reduction Act of 2005 (conforming amendments are contained in the Federal Deposit Insurance Conforming Amendments Act of 2005 signed into law on February 15, 2006). Under FDIRA, the SAIF and the FDIC’s Bank Insurance Fund (“BIF”) was merged into the new Deposit Insurance Fund (“DIF”). In addition, while general coverage remains at $100,000, beginning April 1, 2010 and the first day of each subsequent five year period the coverage is subject to increases for inflation, and FDRIA increases the deposit insurance coverage for individual retirement accounts and certain other employee benefit plan accounts to $250,000, subject to increases for inflation, and provides pass-through coverage for employee benefit plans. FDRIA also authorizes the FDIC to set deposit insurance premium assessments for depository institutions in amounts the FDIC determines to be necessary or appropriate, taking into consideration certain factors, including the estimated operating expenses of the DIF, the estimated case resolution expenses and income of the DIF, the projected effects on the capital and earnings of depository institutions, the risk factors taken into consideration under the risk-based assessment system and any other factors deemed by the FDIC to be appropriate. Further, FDRIA establishes the DIF’s reserve ratio to range from 1.15% to 1.50%, the ratio to be determined annually by the FDIC regulations, and requires the FDIC to declare dividends payable to depository institutions equal to 100% of the amount of the reserve in excess of 1.50% and 50% of the amount of the reserve between 1.35% and 1.50%. Other than the merger of the SAIF and the BIF, which was effective July 1, 2006, the foregoing and other provisions of FDRIA will be effective upon the FDIC prescribing final regulations implementing the provisions, which shall not be later than 270 days after enactment of FDRIA.

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

Shaun A. Burke joined the Bank in March 2004 as president and Chief Executive Officer. Mr. Burke was appointed president and Chief Executive Officer of the Company on February 28, 2005. Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president, senior credit officer, and was a member of the board of directors. Mr. Burke has a total of 22 years banking experience. Mr. Burke is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer and Chief Operations Officer of the Bank and the Company. He joined the Bank and the Company in August 2005 as Executive Vice President and Chief Operations Officer and was appointed as the Chief Financial Officer of the Bank and the Company on February 12, 2007. Mr. Peters has over 14 years of experience in the financial services and public accounting industries. Prior to joining the Company, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advising firm, for approximately eleven years. He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University. He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants. He is a current Board member of the local Make-A-Wish Foundation and a member of the advisory committee for Families for Children, a project of the Council of Churches of the Ozarks.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank. He joined the Bank in June 2006. Mr. Mattson has over 28 years of commercial banking experience. He was previously with Liberty Bank for six years, including four as Senior Loan Officer. Mr. Mattson is currently Board President of Ozarks Food Harvest, Inc., member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee. He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA.

As of December 31, 2006, the age of these individuals was 44 for Mr. Burke, 37 for Mr. Peters, and 53 for Mr. Mattson.

Item 1A. Risk Factors

The Company’s business and operations are subject to, and may be adversely affected by, certain risks and uncertainties. The following risks and other information in this report that is incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, should be carefully considered. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on may also adversely affect the Company’s business and operation. This Form 10-K is qualified in its entirety by all these risk factors.

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

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, six full-service branch offices in Springfield and one full-service branch and one in-store branch located in the Wal-Mart Supercenter in Nixa, Christian County, Missouri. The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace. The Bank also leases facilities in West Plains, Mountain Grove and Marshfield, Missouri for recently established loan production offices.

The Bank maintains a network of Automated Teller Machines ("ATMs"). A total of 20 ATMs are located at various branches and primarily convenience stores located in Greene and Christian Counties in Missouri. In addition, the Bank is a member of the TransFund ATM network which provides its customers surcharge free access to over 80 area ATMs and over 700 ATMs nationwide. The Bank will evaluate and relocate existing ATMs as needed.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. As of December 31, 2006, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)	Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 1 of the 2006 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchase of Equity Securities

The following table summarizes the repurchase activity of the Company’s Common Stock during the Company’s fourth quarter ended December 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	500	28.57	500	200,977
November 1, 2006 to November 30, 2006	18,400	28.47	18,400	182,577
December 1, 2006 to December 31, 2006	19,100	28.65	19,100	163,477
Total	38,000	-	38,000

(1) The Company has a repurchase plan which was announced on July 25, 2006. This plan authorizes the purchase by the Company of 250,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

The information included under the caption “Junior Subordinated Debentures” in Item 1 of Part 1 of this Report, which relates to the offer and sale of certain trust preferred securities, is incorporated herein by reference. The securities were offered and sold in a private placement in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), to a selected group of institutional purchasers who are “accredited investors” within the meaning of Section 501(a) of Regulation D under the Act. The Company paid $30,000 in legal fees on this offering.

Item 6. Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2006 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 6 through 20 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2006 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 14 and 15 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2006 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 21 to 48 of the 2006 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 20 of the 2006 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

(b) There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "First Proposal: Election of Directors" (excluding any information contained under the section captioned “Meetings and Committees of the Board of Directors”) of the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics, and it applies to all of the members of the board of directors, officers and employees of the Company (including the Bank), with special emphasis on compliance by the directors of the Company and the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller or persons performing similar functions for the Company. The Company’s Code of Conduct and Ethics is available on the Company’s website at www.gbankmo.com and may be accessed by logging onto the Company’s website and clicking on the “About Us” link and then the “Code of Conduct” link. You will then be able to click on, and access, the Company’s Code of Conduct and Ethics. Amendments to, and waivers granted under, the Company’s Code of Conduct and Ethics, if any, will be posted to the Company’s website as well.

The information required by Item 10 regarding an audit committee financial expert and the identification of the members of the audit committee, a separately designated committee of the Company’s board of directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, is contained under the section captioned “Report of the Audit Committee” of the Proxy Statement and is incorporated herein by reference.

Additional information required by this item is contained (i) in the Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference, and (ii) under the section captioned "Executive Officers of the Registrant" in Item 1 of this report.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the section captioned "Report of the Compensation Committee” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item is contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	231,559	16.59	215,582

Equity compensation plans not approved by security holders	39,138	18.44	3,498

Totals	270,697	16.86	219,080

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years. A committee of the Bank’s Board of Directors (the “Committee”) administers this plan and the 2001 SCP (discussed below). Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock. As of December 31, 2006, there are no restricted shares in this plan that are not vested. There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded. Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan. During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years. Stock options awarded under the plan are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the plan. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of December 31, 2006, all restricted shares in this plan are vested. There have been 13,236 options granted under this plan at an exercise price of $23.61 per share. The maximum number of shares of the Company’s Common Stock permitted to be awarded under this plan is 25,000 shares. Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the sections captioned "Indebtedness of Management and Directors and Transactions with Certain Related Persons" and “Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained under the section captioned "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Schedules

1.
The following financial statements and the report of independent registered public accounting firm included in the 2006 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

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

10.1	1994 Stock Option Plan *(3)
10.2	Recognition and Retention Plan *(4)
10.3	1998 Stock Option Plan *(5)
10.4	Restricted Stock Plan *(6)
10.5	Form of Change in Control Severance Agreement *(6)
10.6	2000 Stock Compensation Plan *(6)
10.7	2001 Stock Compensation Plan *(6)
10.8	2003 Stock Option Agreement *(8)
10.9	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(9)

10.10	2004 Stock Option Agreement dated March 9, 2004 between the Company and Shaun A. Burke *(10)
10.11	2004 Stock Option Plan *(11)
10.12	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.13	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *
10.14	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan *(12)
10.15	Form of Non-Incentive Stock Option Agreement under the 1994 Stock Option Plan *(13)
10.16	Incentive Stock Option Agreement dated March 17, 2005 between the Company and Shaun A. Burke (issued pursuant to the 2001 Stock Option Plan) *(14)
10.17	Resignation and Separation Agreement and Release of All Claims effective as of October 1, 2005 between the Bank and Eldon Erwin *
10.18	Resignation and Separation Agreement and Release of All Claims effective as of August 6, 2005 between the Company, the Bank and William B. Williams *(15)
10.19	Written Description of Compensatory Arrangement with Chief Operating Officer and Chief Financial Officer *
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Share” in the 2006 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2006 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant ( See Item 1. Business - Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed by the Registrant on August 10, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
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

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 31, 2007	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 31, 2007
(Principal Executive Officer)
Date:	March 31, 2007

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 31, 2007
Date:	March 31, 2007

By:	/s/ Wayne V. Barnes	By:	/s/ Don M. Gibson
	Wayne V. Barnes		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 31, 2007	Date:	March 31, 2007

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 31, 2007	Date:	March 31, 2007

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 31, 2007	Date:	March 31, 2007