Form 10-Q
period 2007-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2007-05-15
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23325

Guaranty Federal Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1792717

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1341 West Battlefield
Springfield, Missouri	65807
(Address of principal executive offices)	(Zip Code)

Telephone Number:  (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2007
Common Stock, Par Value $0.10 per share	2,888,038 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	3/31/07	12/31/06
Cash	$9,623,205	10,684,831
Interest-bearing deposits in other financial institutions	5,511,468	4,195,770
Cash and cash equivalents	15,134,673	14,880,601
Available-for-sale securities	7,395,561	7,906,321
Held-to-maturity securities	732,245	763,025
Stock in Federal Home Loan Bank, at cost	3,546,043	5,382,700
Mortgage loans held for sale	3,255,850	3,004,635
Loans receivable, net of allowance for loan losses of March 31, 2007 - $5,604,275 - December 31, 2006 - $5,783,477	466,621,510	477,264,522
Accrued interest receivable:
Loans	2,784,333	2,830,811
Investments	76,442	79,498
Prepaid expenses and other assets	2,865,709	2,955,483
Foreclosed assets held for sale	1,664,703	172,637
Premises and equipment	7,771,839	7,867,809
Income taxes receivable	20,857	774,469
Deferred income taxes	1,033,813	962,484
	$512,903,578	524,844,995

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$381,527,110	352,229,636
Federal Home Loan Bank advances	65,586,000	108,000,000
Securities sold under agreements to repurchase	1,723,501	1,703,221
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	338,524	222,869
Accrued expenses and other liabilities	473,366	441,890
Accrued interest payable	1,442,263	1,414,946
Dividend payable	468,609	468,190
	467,024,373	479,945,752
STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares; issued March 31, 2007 - 6,702,471 shares; December 31, 2006 - 6,653,527 shares	670,247	665,353
Additional paid-in capital	56,652,231	55,730,352
Unearned ESOP shares	(1,287,930)	(1,344,930)
Retained earnings, substantially restricted	42,467,691	41,183,006
Accumulated other comprehensive income: Unrealized appreciation on available-for-sale securities, net of income taxes	1,231,371	1,534,548
	99,733,610	97,768,329

Treasury stock, at cost; March 31, 2007 - 3,797,976 shares; December 31, 2006 - 3,764,367 shares	(53,854,405)	(52,869,086)
	45,879,205	44,899,243
	$512,903,578	524,844,995

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE  MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	3/31/2007	3/31/2006
INTEREST INCOME
Loans	$9,343,445	7,884,788
Investment securities	97,241	102,007
Other	81,185	91,120
	9,521,871	8,077,915
INTEREST EXPENSE
Deposits	3,505,416	2,269,292
Federal Home Loan Bank advances	1,175,193	1,223,422
Other	265,878	276,709
	4,946,487	3,769,423
NET INTEREST INCOME	4,575,384	4,308,492
PROVISION FOR LOAN LOSSES	210,000	225,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,365,384	4,083,492
NONINTEREST INCOME
Service charges	552,482	312,255
Late charges and other fees	60,953	91,481
Gain on sale of investment securities	192,616	198,424
Gain on sale of loans	292,697	119,573
Income (loss) on foreclosed assets	(2,295)	68
Other income	168,977	100,019
	1,265,430	821,820

NONINTEREST EXPENSE
Salaries and employee benefits	1,742,884	1,443,090
Occupancy	411,753	317,315
SAIF deposit insurance premiums	9,665	10,322
Data processing	97,703	55,137
Advertising	99,999	101,735
Other expense	512,544	439,795
	2,874,548	2,367,394
INCOME BEFORE INCOME TAXES	2,756,266	2,537,918
PROVISION FOR INCOME TAXES	1,002,726	973,593
NET INCOME	$1,753,540	1,564,325

BASIC EARNINGS PER SHARE	$0.63	0.56
DILUTED EARNINGS PER SHARE	$0.62	0.54

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2007 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$665,353	55,730,352	(1,344,930)	(52,869,086)	41,183,006	1,534,548	44,899,243
Comprehensive income
Net income	-	-	-	-	1,753,540	-	1,753,540
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(303,177)	(303,177)
Total comprehensive income							1,450,363
Dividends ($0.17 per share)	-	-	-	-	(468,855)	-	(468,855)
Stock award plans	-	13,119	-	-	-	-	13,119
Stock options exercised	4,894	799,356	-	-	-	-	804,250
Release of ESOP shares	-	109,404	57,000	-	-	-	166,404
Treasury stock purchased	-	-	-	(985,319)	-	-	(985,319)
Balance, March 31, 2007	$670,247	56,652,231	(1,287,930)	(53,854,405)	42,467,691	1,231,371	45,879,205

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2006 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$657,135	53,778,686	(1,572,930)	(49,276,005)	36,533,338	1,971,925	42,092,149
Comprehensive income
Net income	-	-	-	-	1,564,325	-	1,564,325
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($314,887)	-	-	-	-	-	(251,767)	(251,767)
Total comprehensive income							1,312,558
Dividends ($0.165 per share)	-	-	-	-	(461,397)	-	(461,397)
Stock award plans	-	24,878	-	-	-	-	24,878
Stock options exercised	5,354	980,081	-	-	-	-	985,435
Release of ESOP shares	-	106,129	57,000	-	-	-	163,129
Treasury stock purchased	-	-	-	(786,757)	-	-	(786,757)
Balance, March 31, 2006	$662,489	54,889,774	(1,515,930)	(50,062,762)	37,636,266	1,720,158	43,329,995

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	3/31/2007	3/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,753,540	1,564,325
Items not requiring (providing) cash:
Deferred income taxes	106,728	(165,001)
Depreciation	218,551	155,042
Provision for loan losses	210,000	225,000
Gain on loans and investment securities	(485,313)	(317,997)
Gain on sale of foreclosed assets	(2,878)	(1,023)
Gain on sale of premises and equipment	-	(90)
Amortization of deferred income, premiums and discounts	31,635	74,555
Stock award plan expense	13,119	24,878
Origination of loans held for sale	(16,874,472)	(11,064,539)
Proceeds from sale of loans held for sale	16,915,954	10,742,866
Release of ESOP shares	166,404	163,129
Changes in:
Accrued interest receivable	49,534	83,569
Prepaid expenses and other assets	89,775	(113,560)
Accounts payable and accrued expenses	58,793	341,489
Income taxes receivable	753,612	549,849
Net cash provided by operating activities	3,004,982	2,262,492
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	8,909,311	(5,021,320)
Principal payments on available-for-sale securities	34,405	16,107
Principal payments on held-to-maturity securities	30,780	41,405
Proceeds from maturities of available-for-sale securities	-	500,000
Purchase of premises and equipment	(122,581)	(213,877)
Purchase of available-for-sale securities	(500,000)	(3,780,316)
Proceeds from sale of available-for-sale securities	687,737	201,361
Redemption (purchase) of FHLB stock	1,836,657	(356,000)
Proceeds from sale of premises and equipment	-	4,540
Proceeds from sale of foreclosed assets	2,878	21,298
Net cash provided by (used in) investing activities	10,879,187	(8,586,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	804,250	985,435
Cash dividends paid	(468,437)	(458,726)
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	23,540,327	(13,849,478)
Net increase in certificates of deposit and securities sold under agreements to repurchase	5,777,427	9,028,130
Proceeds from FHLB advances	476,476,300	390,414,000
Repayments of FHLB advances	(518,890,300)	(389,414,000)
Advances from borrowers for taxes and insurance	115,655	222,714
Treasury stock purchased	(985,319)	(786,757)
Net cash used in financing activities	(13,630,097)	(3,858,682)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	254,072	(10,182,992)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,880,601	20,506,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,134,673	10,323,486

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2006 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2007:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2007	155,491	115,206	17.30
Granted	13,500	-	28.43
Exercised	(32,944)	(16,000)	13.52
Forfeited	-	-	-
Balance outstanding as of March 31, 2007	136,047	99,206	18.21
Options exercisable as of March 31, 2007	77,250	67,206	14.97

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminated the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Stock-based compensation expense is recognized for all stock options granted or modified after January 1, 2006.  In addition, unvested options existing at January 1, 2006, are recognized in expense over the remaining vesting period.  The fair value of all stock options has been estimated using the Black-Scholes option pricing model using various assumptions, some of which are highly subjective.

Stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was $13,119 and $16,868, respectively. As of March 31, 2007, there was $197,016 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended March 31, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,753,540	2,760,860	0.63
Effect of Dilutive Securities: Stock Options		75,319
Diluted Earnings per Share	$1,753,540	2,836,179	0.62

	For three months ended March 31, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,564,325	2,789,500	0.56
Effect of Dilutive Securities: Stock Options		118,108
Diluted Earnings per Share	$1,564,325	2,907,608	0.54

Note 5: Other Comprehensive Income

	3/31/2007	3/31/2006
Unrealized losses on	$(673,850)	(630,930)
available-for-sale securities
Less: Reclassification adjustment for
realized gains included in income	(192,616)	(198,424)
Other comprehensive loss, before tax effect	(481,234)	(432,506)
Tax benefit	(178,057)	(180,739)
Other Comprehensive Loss	$(303,177)	(251,767)

Note 6: Change in Accounting Principle

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. The provisions of FIN 48 were effective as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.  The Company’s federal and state income tax returns are open and subject to examinations from the 2004 tax year and forward.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2006.

Financial Condition

The Company’s total assets decreased $11,941,417 from $524,844,995 as of December 31, 2006, to $512,903,578 as of March 31, 2007.

Cash and cash equivalents increased $254,072 (2%) from $14,880,601 as of December 31, 2006, to $15,134,673 as of March 31, 2007.

Securities available-for-sale decreased $510,760 (6%) from $7,906,321 as of December 31, 2006, to $7,395,561 as of March 31, 2007.  The Bank currently holds 33,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $32,910 in the available-for-sale category.  As of March 31, 2007, the gross unrealized gain on the FHLMC stock was $1,965,954, a decrease from $2,449,293 as of December 31, 2006.

Securities held-to-maturity decreased primarily due to principal repayments by $30,780 (4%) from $763,025 as of December 31, 2006, to $732,245 as of March 31, 2007.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) decreased by $1,836,657 (34%), due to the redemption of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable decreased by $10,643,012 (2%) from $477,264,522 as of December 31, 2006, to $466,621,510 as of March 31, 2007.  Commercial loans decreased $15,315,556 (18%) from $82,675,514 as of December 31, 2006, to $67,359,958 as of March 31, 2007 due to several unexpected payoffs.  Commercial real estate loans increased by $2,714,608 (2%) from $155,800,918 as of December 31, 2006, to $158,515,526 as of March 31, 2007. Permanent multi-family loans decreased by $1,951,745 (4%).  The Bank continued to be active in construction lending.  Construction loans increased by $4,494,494 (5%) to $88,461,470 as of March 31, 2007, compared to $83,966,976 as of December 31, 2006. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses decreased $179,202 (3%) from $5,783,477 as of December 31, 2006 to $5,604,275 as of March 31, 2007. The allowance decreased due to net loan charge-offs of $389,202 exceeding the provision for loan losses of $210,000 recorded during the period.  Management of the Company decided to record a provision for loan losses to partially offset the net charge-offs for the period and maintain the allowance at a level in accordance with management’s methodology.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2007 and 2006 – Provision for Loan Losses.”   The allowance for loan losses as of March 31, 2007 and December 31, 2006 was 1.20% of net loans outstanding.

Deposits increased $29,297,474 (8%) from $352,229,636 as of December 31, 2006, to $381,527,110 as of March 31, 2007.  For the three months ended March 31, 2007, checking and savings accounts increased by $23,540,327 and certificates of deposits increased by $5,757,147.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on retail customers offset by a decrease in brokered deposits.  As a result, retail certificates of deposits increased $18,254,118 (10%) during the period.  During the same period brokered certificates of deposit decreased $12,199,971 (42%).  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances decreased by $42,414,000 from $108,000,000 as of December 31, 2006, to $65,586,000 as of March 31, 2007, due to repayments exceeding new advances. This was done through the funds generated from deposit growth and the decrease in net loans receivable.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $979,962 (2%) from $44,899,243 as of December 31, 2006, to $45,879,205 as of March 31, 2007. The Company’s net income during this period was $1,753,540 which was partially offset by dividends in the amount of  $468,855 which were declared on March 22, 2007 and paid on April 13, 2007, to stockholders’ of record as of April 3, 2007.  In addition, the increase in stockholders’ equity was further offset as the Company repurchased 33,609 shares of treasury stock at an aggregate cost of $985,319 (an average cost of $29.32 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $303,177 during this period.  On a per share basis, stockholders’ equity increased from $16.30 as of December 31, 2006 to $16.53 as of March 31, 2007.

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

	Three Months ended 3/31/2007			Three Months ended 3/31/2006
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$478,767	9,343	7.81%	$444,633	7,885	7.09%
Investment securities	8,480	97	4.59%	9,791	102	4.17%
Other assets	8,968	81	3.62%	6,950	91	5.24%
Total interest-earning	496,215	9,522	7.68%	461,374	8,078	7.00%
Noninterest-earning	16,803			15,737
	$513,018			$477,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$14,804	95	2.57%	$13,958	64	1.83%
Transaction accounts	93,044	653	2.81%	76,139	351	1.84%
Certificates of deposit	225,504	2,757	4.89%	192,408	1,855	3.86%
FHLB Advances	88,300	1,175	5.32%	104,776	1,223	4.67%
Subordinated debentures	15,465	257	6.65%	15,465	256	6.62%
Other borrowed funds	1,465	10	2.73%	3,638	21	2.31%
Total interest-bearing	438,582	4,947	4.51%	406,384	3,770	3.71%
Noninterest-bearing	28,237			27,458
Total liabilities	466,819			433,842
Stockholders’ equity	46,199			43,269
	$513,018			$477,111
Net earning balance	$57,633			$54,990
Earning yield less costing rate			3.16%			3.29%
Net interest income, and net yield spread on interest earning assets		$4,575	3.69%		$4,308	3.73%
Ratio of interest-earning assets to interest-bearing liabilities		113%			114%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 was $1,753,540 as compared to $1,564,325 for the three months ended March 31, 2006, which represents an increase in earnings of $189,215 (12%) for the three month period ended March 31, 2007.

Interest Income

Total interest income for the three months ended March 31, 2007, increased $1,443,956 (18%) as compared to the three months ended March 31, 2006.  For the three month period ended March 31, 2007 compared to the same period in 2006, the average yield on interest earning assets increased 68 basis points to 7.68%, and the average balance of interest earnings assets increased approximately $34,841,000.

Interest Expense

Total interest expense for the three months ended March 31, 2007, increased $1,177,064 (31%) when compared to the three months ended March 31, 2006.  For the three month period ended March 31, 2007, the average cost of interest bearing liabilities increased 80 basis points to 4.51%, and the average balance of interest bearing liabilities increased approximately $32,198,000 when compared to the same period in 2006.

Net Interest Income

Net interest income for the three months ended March 31, 2007, increased $266,892 (6%) when compared to the same period in 2006. The average balance of interest earning assets increased by approximately $2,643,000 more than the average balance in interest bearing liabilities increased when comparing the three month period ended March 31, 2007 to the same period in 2006.  For the three month period ended March 31, 2007, the earning yield minus the costing rate spread decreased 13 basis points to 3.16% when compared to the same period in 2006.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan loss of $210,000 for the three months ended March 31, 2007, compared to $225,000 for the same period in 2006.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $443,610 (54%) for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

Service charges on transaction accounts increased by $240,227 (77%) during the three months ended March 31, 2007 when compared to the same period in 2006.  This is a result of an increase in the amount of insufficient funds and overdraft charges during this period when compared to the same period in 2006.  This is primarily due to the Bank’s overdraft privilege program that was implemented in the fourth quarter of 2006.

Gain on sale of loans increased $173,124 (145%) for the three months ended March 31, 2007 when compared to the same period in 2006, which was a result of an increase in the volume and yield of mortgage loans sold on the secondary market during the three months ended March 31, 2007, compared to the same period in 2006.

Other income increased $68,958 (69%) for the three months ended March 31, 2007 when compared to the same period in 2006.  This increase was primarily due to an increase in the amount of ATM fees collected during the three months ended March 31, 2007, compared to the same period in 2006.  The Bank converted to a new ATM network provider in September 2006.   The income is collected daily and recorded at gross, rather than net of expenses as was previously done prior to the conversion.  Currently, the associated expenses related to ATM services are recorded in noninterest expense under other expense.

Noninterest Expense

Noninterest expense increased $507,154 (21%) for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

Salaries and employee benefits increased $299,794 (21%) for the three months ended March 31, 2007 when compared to the same period in 2006.  This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month period ended March 31, 2007 when compared to the same period in 2006.

Occupancy expense increased $94,438 (30%) and data processing expense increased $42,566 (77%) for the three months ended March 31, 2007 when compared to the same period in 2006.  These increases were primarily due to increased depreciation and maintenance expenses relating to the Bank’s conversion to a new core processing system in 2006.

Other expense increased $72,749 (17%) for the three months ended March 31, 2007 when compared to the same period in 2006.  This increase was primarily due to an increase in the amount of ATM expenses during the three months ended March 31, 2007, compared to the same period in 2006.  The Bank converted to a new ATM network provider in September 2006.   The expense is recorded at gross, rather than net of income earned as was previously done prior to the conversion.  Currently, the associated income related to ATM services is recorded in noninterest income.

Provision for Income Taxes

There was an increase of $29,133 (3%) in the provision for income taxes for the three months ended March 31, 2007 as compared to the same period in 2006 due to an increase in taxable income for the three months ended March 31, 2007, compared to the same period in 2006.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The Bank’s allowance for loan losses as of March 31, 2007, was $5,604,275 or 1.20% of net loans receivable.  Total loans classified as substandard, doubtful or loss as of March 31, 2007, were $6,703,147 or 1.31% of total assets.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2007	12/31/2006	12/31/2005
Nonperforming loans	$942	2,748	721
Real estate acquired in settlement of loans	1,665	173	27
Total nonperforming assets	$2,607	2,921	748

Total nonperforming assets as a percentage of total assets	0.51%	0.56%	0.16%
Allowance for loan losses	$5,604	5,783	5,400
Allowance for loan losses as a percentage of net loans	1.20%	1.20%	1.25%

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2007 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and  100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$43,574	$51	0%	8.73%	0.19%
+200	44,263	740	2%	8.80%	0.26%
+100	44,376	853	2%	8.76%	0.22%
NC	43,523	-	-	8.54%	-
-100	41,982	(1,541)	-4%	8.20%	-0.34%
-200	39,897	(3,626)	-8%	7.76%	-0.79%
-300	37,254	(6,269)	-14%	7.21%	-1.33%

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

Impact of New Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and specifies the accounting for certain servicing assets and liabilities, such as those common to mortgage servicing activities. SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to initially measure these servicing assets and servicing liabilities at fair value at inception. It also permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Adoption of SFAS No. 156 was required for transactions beginning January 1, 2007. The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. The provisions of FIN 48 were effective as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 was effective beginning January 1, 2007.  The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating this Statement to determine the impact, if any, on certain of its financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. This Statement helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted if the Company makes this election during its first quarter of fiscal year 2007. If the Company adopts SFAS No. 159 early, it must also adopt SFAS No. 157 simultaneously. The Company did not elect to adopt this Statement early and is currently evaluating the provisions of the Statement to determine the impact, if any, on certain of its financial assets and liabilities.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	1,350	$29.39	1,350	162,127
February 1, 2007 to February 28, 2007	19,259	$29.31	19,259	142,868
March 1, 2007 to March 31, 2007	13,000	$29.32	13,000	129,868
Total	33,609	$29.32	33,609

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 15, 2007
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 15, 2007
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)