Form 10-Q
period 2007-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2007-08-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2007
Common Stock, Par Value $0.10 per share	2,793,223 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	6/30/07	12/31/06
Cash	$12,293,315	10,684,831
Interest-bearing deposits in other financial institutions	4,045,642	4,195,770
Cash and cash equivalents	16,338,957	14,880,601
Available-for-sale securities	6,671,182	7,906,321
Held-to-maturity securities	702,950	763,025
Stock in Federal Home Loan Bank, at cost	3,236,000	5,382,700
Mortgage loans held for sale	3,676,992	3,004,635
Loans receivable, net of allowance for loan losses of June 30, 2007 - $5,686,262 - December 31, 2006 - $5,783,477	468,155,685	477,264,522
Accrued interest receivable:
Loans	2,496,722	2,830,811
Investments	90,372	79,498
Prepaid expenses and other assets	2,865,938	2,955,483
Foreclosed assets held for sale	1,373,013	172,637
Premises and equipment	7,610,031	7,867,809
Income taxes receivable	467,228	774,469
Deferred income taxes	1,199,330	962,484
	$514,884,400	524,844,995

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$395,563,242	352,229,636
Federal Home Loan Bank advances	55,586,000	108,000,000
Securities sold under agreements to repurchase	50,878	1,703,221
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	532,144	222,869
Accrued expenses and other liabilities	400,095	441,890
Accrued interest payable	1,569,732	1,414,946
Dividend payable	467,209	468,190
	469,634,300	479,945,752

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares; issued June 30, 2007 - 6,717,411 shares; December 31, 2006 - 6,653,527 shares	671,741	665,353
Additional paid-in capital	57,050,859	55,730,352
Unearned ESOP shares	(1,230,930)	(1,344,930)
Retained earnings, substantially restricted	43,414,859	41,183,006
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	1,139,201	1,534,548
	101,045,730	97,768,329
Treasury stock, at cost; June 30, 2007 - 3,862,792 shares; December 31, 2006 - 3,764,367 shares	(55,795,630)	(52,869,086)
	45,250,100	44,899,243
	$514,884,400	524,844,995

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
INTEREST INCOME
Loans	$8,913,325	8,246,924	18,256,770	16,131,712
Investment securities	91,781	125,310	189,022	227,317
Other	98,039	14,035	179,224	105,155
	9,103,145	8,386,269	18,625,016	16,464,184
INTEREST EXPENSE
Deposits	3,951,753	2,475,419	7,457,169	4,744,711
Federal Home Loan Bank advances	814,145	1,363,217	1,989,338	2,586,639
Other	262,498	286,539	528,376	563,248
	5,028,396	4,125,175	9,974,883	7,894,598
NET INTEREST INCOME	4,074,749	4,261,094	8,650,133	8,569,586
PROVISION FOR LOAN LOSSES	210,000	225,000	420,000	450,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,864,749	4,036,094	8,230,133	8,119,586
NONINTEREST INCOME
Service charges	564,594	337,667	1,117,076	649,922
Late charges and other fees	69,859	58,791	130,812	150,272
Gain on sale of investment securities	193,355	176,497	385,971	374,921
Gain on sale of loans	331,171	160,392	623,868	279,965
Income (loss) on foreclosed assets	1,685	(333)	(610)	(265)
Other income	174,187	225,856	343,164	325,875
	1,334,851	958,870	2,600,281	1,780,690
NONINTEREST EXPENSE
Salaries and employee benefits	1,812,208	1,483,714	3,555,092	2,926,804
Occupancy	406,454	370,548	818,207	687,863
SAIF deposit insurance premiums	10,582	9,910	20,247	20,232
Data processing	104,566	70,004	202,269	125,141
Advertising	99,999	100,519	199,998	202,254
Other expense	561,979	508,805	1,074,523	948,600
	2,995,788	2,543,500	5,870,336	4,910,894
INCOME BEFORE INCOME TAXES	2,203,812	2,451,464	4,960,078	4,989,382
PROVISION FOR INCOME TAXES	787,588	870,074	1,790,314	1,843,667
NET INCOME	$1,416,224	1,581,390	3,169,764	3,145,715

BASIC EARNINGS PER SHARE	$0.51	0.56	1.15	1.12
DILUTED EARNINGS PER SHARE	$0.50	0.54	1.12	1.08

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$665,353	55,730,352	(1,344,930)	(52,869,086)	41,183,006	1,534,548	44,899,243
Comprehensive income
Net income	-	-	-	-	3,169,764	-	3,169,764
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(395,347)	(395,347)
Total comprehensive income							2,774,417
Dividends ($0.34 per share)	-	-	-	-	(937,911)	-	(937,911)
Stock award plans	-	240,722	-	-	-	-	240,722
Stock options exercised	6,388	857,333	-	-	-	-	863,721
Release of ESOP shares	-	222,452	114,000	-	-	-	336,452
Treasury stock purchased	-	-	-	(2,926,544)	-	-	(2,926,544)
Balance, June 30, 2007	$671,741	57,050,859	(1,230,930)	(55,795,630)	43,414,859	1,139,201	45,250,100

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$657,135	53,778,686	(1,572,930)	(49,276,005)	36,533,338	1,971,925	42,092,149
Comprehensive income
Net income	-	-	-	-	3,145,715	-	3,145,715
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(571,713)	(571,713)
Total comprehensive income							2,574,002
Dividends ($0.33 per share)	-	-	-	-	(922,162)	-	(922,162)
Stock award plans	-	267,033	-	-	-	-	267,033
Stock options exercised	5,871	822,348	-	-	-	-	828,219
Release of ESOP shares	-	213,940	114,000	-	-	-	327,940
Treasury stock purchased	-	-	-	(1,116,848)	-	-	(1,116,848)
Balance, June 30, 2006	$663,006	55,082,007	(1,458,930)	(50,392,853)	38,756,891	1,400,212	44,050,333

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	6/30/2007	6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,169,764	3,145,715
Items not requiring (providing) cash:
Deferred income taxes	(4,658)	(691,974)
Depreciation	439,278	325,643
Provision for loan losses	420,000	450,000
Gain on loans and investment securities	(1,009,839)	(654,886)
Gain on sale of premises and equipment	-	(150)
Gain on sale of foreclosed assets	(13,705)	(1,023)
Amortization of deferred income, premiums and discounts	(6,431)	62,171
Stock award plan expense	31,235	46,807
Origination of loans held for sale	(39,066,809)	(24,056,667)
Proceeds from sale of loans held for sale	39,018,320	24,152,169
Release of ESOP shares	336,452	327,940
Changes in:
Accrued interest receivable	323,215	(259,302)
Prepaid expenses and other assets	89,545	729,419
Accounts payable and accrued expenses	112,991	530,302
Income taxes payable	516,728	(101,939)
Net cash provided by operating activities	4,356,086	4,004,225
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	6,878,187	(13,380,969)
Principal payments on held-to-maturity securities	57,443	82,020
Principal payments on available-for-sale securities	112,175	81,724
Proceeds from maturities of available-for-sale securities	500,000	500,000
Purchase of premises and equipment	(181,500)	(373,194)
Proceeds from sale of premises and equipment	-	4,540
Purchase of available-for-sale securities	(500,000)	(3,780,316)
Proceeds from sale of available-for-sale securities	884,032	380,795
Redemption (purchase) of FHLB stock	2,146,700	(759,900)
Proceeds from sale of foreclosed assets	630,410	22,298
Net cash provided by (used in) investing activities	10,527,447	(17,223,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	863,721	828,219
Cash dividends paid	(938,892)	(921,184)
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	19,336,265	(5,855,752)
Net increase in certificates of deposit and securities sold under agreements to repurchase	22,344,998	2,360,296
Proceeds from FHLB advances	796,538,600	792,414,000
Repayments of FHLB advances	(848,952,600)	(776,414,000)
Advances from borrowers for taxes and insurance	309,275	440,082
Treasury stock purchased	(2,926,544)	(1,116,848)
Net cash provided by (used in) financing activities	(13,425,177)	11,734,813
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,458,356	(1,483,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,880,601	20,506,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,338,957	19,022,514

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

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2006 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2007:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2007	155,491	115,206	17.30
Granted	13,500	25,000	29.39
Exercised	(37,884)	(26,000)	13.52
Forfeited	-	-	-
Balance outstanding as of June 30, 2007	131,107	114,206	19.69
Options exercisable as of June 30, 2007	74,310	57,206	15.34

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

Stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 was $18,116 and $29,939, respectively.  Stock-based compensation expense recognized for the six months ended June 30, 2007 and 2006 was $31,235 and $46,807, respectively.  As of June 30, 2007, there was $256,649 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended June 30, 2007			For six months ended June 30, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,416,224	2,759,338	$0.51	$3,169,764	2,760,095	$1.15
Effect of Dilutive Securities:
Stock Options		64,921			78,410
Diluted Earnings per Share	$1,416,224	2,824,259	$0.50	$3,169,764	2,838,505	$1.12

	For three months ended June 30, 2006			For six months ended June 30, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,581,390	2,803,805	$0.56	$3,145,715	2,796,692	$1.12
Effect of Dilutive Securities:
Stock Options		107,218			119,763
Diluted Earnings per Share	$1,581,390	2,911,023	$0.54	$3,145,715	2,916,455	$1.08

Note 5: Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows for the six months ended June 30, 2007 and 2006:

	6/30/2007	6/30/2006
Unrealized losses on available-for-sale securities	$(241,564)	$(532,560)
Less: Reclassification adjustment for realized gains included in income	(385,971)	(374,921)
Other comprehensive loss, before tax benefit	(627,535)	(907,481)
Tax benefit	(232,188)	(335,768)
OTHER COMPREHENSIVE LOSS	$(395,347)	$(571,713)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company has been to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006.

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

Financial Condition

The Company’s total assets decreased $9,960,595 from $524,844,995 as of December 31, 2006, to $514,884,400 as of June 30, 2007.

Cash and cash equivalents increased $1,458,356 (10%) from $14,880,601 as of December 31, 2006, to $16,338,957 as of June 30, 2007.

Securities available-for-sale decreased $1,235,139 (16%) from $7,906,321 as of December 31, 2006, to $6,671,182 as of June 30, 2007.  The Bank currently holds 30,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $29,973 in the available-for-sale category.  As of June 30, 2007, the gross unrealized gain on the FHLMC stock was $1,827,447, a decrease from $2,449,293 as of December 31, 2006.  The decrease in securities available-for-sale and the gross unrealized gains are primarily due to the sale of 6,000 shares of the FHLMC stock during the six months ended June 30, 2007.

Securities held-to-maturity decreased primarily due to principal repayments by $60,075 (8%) from $763,025 as of December 31, 2006, to $702,950 as of June 30, 2007.

From December 31, 2006 to June 30, 2007, stock in Federal Home Loan Bank of Des Moines (“FHLB”) decreased by $2,146,700 (40%), due to the redemption of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable decreased by $9,108,837 (2%) from $477,264,522 as of December 31, 2006, to $468,155,685 as of June 30, 2007.  Commercial loans decreased $3,337,688 (4%) from $82,675,514 as of December 31, 2006, to $79,337,826 as of June 30, 2007 due to unexpected payoffs.  Commercial real estate loans increased by $2,863,693 (2%) from $155,800,918 as of December 31, 2006, to $158,664,611 as of June 30, 2007. Permanent multi-family loans decreased by $10,785,626 (21%) due to several unexpected payoffs.  Construction loans increased by $6,374,432 (8%) to $90,341,408 as of June 30, 2007, compared to $83,966,976 as of December 31, 2006. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses decreased $97,215 (2%) from $5,783,477 as of December 31, 2006 to $5,686,262 as of June 30, 2007. The allowance decreased due to net loan charge-offs of $517,215 exceeding the provision for loan losses of $420,000 recorded during the period.  Management of the Company decided to record a provision for loan losses to partially offset the net charge-offs for the period and maintain the allowance at a level in accordance with management’s methodology.  See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2007 and 2006 – Provision for Loan Losses.”   The allowance for loan losses as of June 30, 2007 and December 31, 2006 was 1.21% and 1.20% of net loans outstanding, respectively.

Deposits increased $43,333,606 (12%) from $352,229,636 as of December 31, 2006, to $395,563,242 as of June 30, 2007.  For the six months ended June 30, 2007, checking and savings accounts increased by $19,336,265 and certificates of deposits increased by $23,997,341.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on retail customers offset by a decrease in brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances decreased by $52,414,000 from $108,000,000 as of December 31, 2006, to $55,586,000 as of June 30, 2007, due to repayments exceeding new advances. This was done through the funds generated from deposit growth and the decrease in net loans receivable.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $350,857 (1%) from $44,899,243 as of December 31, 2006, to $45,250,100 as of June 30, 2007. The Company’s net income during this period was $3,169,764 which was partially offset by dividends in the amount of  $937,911 which were declared in the six months ended June 30, 2007.  In addition, the increase in stockholders’ equity was further offset as the Company repurchased 98,425 shares of the Company’s outstanding stock at an aggregate cost of $2,926,544 (an average cost of $29.73 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $395,347 during this period.  On a per share basis, stockholders’ equity increased from $16.30 as of December 31, 2006 to $16.57 as of June 30, 2007.

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

	Six months ended 6/30/2007			Six months ended 6/30/2006
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$471,020	18,257	7.75%	$441,900	16,132	7.30%
Investment securities	8,198	189	4.61%	7,145	227	6.35%
Other assets	8,356	179	4.28%	9,862	105	2.13%
Total interest-earning	487,574	18,625	7.64%	458,907	16,464	7.18%
Noninterest-earning	23,643			20,784
	$511,217			$479,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$14,386	177	2.46%	$13,974	144	2.06%
Transaction accounts	100,004	1,459	2.92%	76,313	739	1.94%
Certificates of deposit	232,685	5,821	5.00%	193,592	3,862	3.99%
FHLB advances	74,164	1,989	5.36%	105,811	2,587	4.89%
Subordinated debentures	15,465	515	6.66%	15,465	515	6.66%
Other borrowed funds	1,003	14	2.79%	3,488	48	2.75%
Total interest-bearing	437,707	9,975	4.56%	408,643	7,895	3.86%
Noninterest-bearing	27,189			27,241
Total liabilities	464,896			435,884
Stockholders’ equity	46,321			43,807
	$511,217			$479,691
Net earning balance	$49,867			$50,264
Earning yield less costing rate			3.08%			3.32%
Net interest income, and net yield spread on interest earning assets		$8,650	3.55%		$8,569	3.73%
Ratio of interest-earning assets to interest-bearing liabilities		111%			112%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30,
2007 and 2006

Net income for the three months and six months ended June 30, 2007 was $1,416,224 and $3,169,764 as compared to $1,581,390 and $3,145,715 for the three months and six months ended June 30, 2006, which represents a decrease in earnings of $165,166 (10%) for the three month period, and an increase in earnings of $24,049 (1%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2007, increased $716,876 (9%) and $2,160,832 (13%), respectively, as compared to the three months and six months ended June 30, 2006.  For the three month and six month periods ended June 30, 2007 compared to the same periods in 2006, the average yield on interest earning assets increased 24 basis points to 7.50% and increased 46 basis points to 7.64%, respectively, while the average balance of interest earning assets increased approximately $23,549,000 and $28,667,000, respectively.  In April 2007, the Company placed one large commercial loan into non-accrual status that reduced interest income $447,112 for both the three months and six months ended June 30, 2007.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2007, increased $903,221 (22%) and $2,080,285 (26%), respectively, when compared to the three months and six months ended June 30, 2006.  For the three month and six month periods ended June 30, 2007 compared to the same periods in 2006, the average cost of interest bearing liabilities increased 59 basis points to 4.60% and 70 basis points to 4.56%, respectively, while the average balance of interest bearing liabilities increased approximately $25,328,000 and $29,064,000, respectively, when compared to the same periods in 2006.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2007, decreased $186,345 (4%) and increased $80,547 (1%), respectively when compared to the same periods in 2006.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan loss of $210,000 and $420,000 for the three months and six months ended June 30, 2007, respectively, compared to $225,000 and $450,000 for the same periods in 2006.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $375,981 (39%) and $819,591 (46%) for the three months and six months ended June 30, 2007, respectively, when compared to the three months and six months ended June 30, 2006.

Service charges on transaction accounts increased by $226,927 (67%) and $467,154 (72%) for the three months and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  This is a result of an increase in the amount of insufficient funds and overdraft charges during these periods when compared to the same period in 2006.  This is primarily due to the Bank’s overdraft privilege program that was implemented in the fourth quarter of 2006.

Gain on sale of loans increased $170,779 (106%) and $343,903 (123%) for the three months and six months ended June 30, 2007, respectively, when compared to the same periods in 2006, which was a result of an increase in the volume and yield of mortgage loans sold on the secondary market during the three months and six months ended June 30, 2007, compared to the same periods in 2006.

Noninterest Expense

Noninterest expense increased $452,288 (18%) and $959,442 (20%) for the three months and six months ended June 30, 2007, respectively, when compared to the three months and six months ended June 30, 2006.

Salaries and employee benefits increased $328,494 (22%) and $628,288 (21%) for the three months and six months ended June 30, 2007 when compared to the same period in 2006.  This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month and six month periods ended June 30, 2007 when compared to the same periods in 2006.

Occupancy expense increased $35,906 (10%) and $130,344 (19%), respectively, and data processing expense increased $34,562 (49%) and $77,128 (62%), respectively, for the three months and six months ended June 30, 2007 when compared to the same periods in 2006.  These increases were primarily due to increased depreciation and maintenance expenses relating to the Bank’s conversion to a new core processing system in 2006.

Other expense increased $53,174 (10%) and $125,923 (13%) for the three months and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  This increase was primarily due to an increase in the amount of ATM expenses during these periods.  The Bank converted to a new ATM network provider in September 2006.   The expense is recorded at gross, rather than net of income earned as was previously done prior to the conversion.  Currently, the associated income related to ATM services is recorded in noninterest income.

Provision for Income Taxes

There was a decrease of $82,486 (9%) and $53,353 (3%) in the provision for income taxes for the three months and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 due to a decrease in taxable income for the three months and six months ended June 30, 2007, compared to the same periods in 2006.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The Bank’s allowance for loan losses as of June 30, 2007, was $5,686,262 or 1.21% of net loans receivable.  Total loans classified as substandard, doubtful or loss as of June 30, 2007, were $17,821,713 or 3.46% of total assets.  Management also considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2007	12/31/2006	12/31/2005
Nonperforming loans	$7,301	2,748	721
Real estate acquired in settlement of loans	1,373	173	27
Total nonperforming assets	$8,674	2,921	748

Total nonperforming assets as a percentage of total assets	1.68%	0.56%	0.16%
Allowance for loan losses	$5,686	5,783	5,400
Allowance for loan losses as a percentage of net loans	1.21%	1.20%	1.25%

The primary increase in nonperforming assets at June 30, 2007 compared to December 31, 2006 was one large loan secured by commercial real estate that was placed into nonaccrual status in April 2007.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

The goal of the Bank’s asset/liability policy is to manage interest rate risk, which is the Bank’s primary market risk, so as to maximize net interest income over time in changing interest rate environments.  Management monitors the Bank’s net interest spreads (the difference between yields received on assets and paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, the Bank offers deposit rates and loan rates designed to maximize net interest income.  Management also attempts to fund the Bank’s assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank’s net interest income.  Since the relative spread between financial assets and liabilities is constantly changing, the Bank’s current net interest income may not be an indication of future net interest income.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2007 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$45,030	$1,330	3%	8.96%	0.42%
+200	45,314	1,614	4%	8.95%	0.41%
+100	44,952	1,252	3%	8.83%	0.29%
NC	43,700	-	-	8.54%	-
-100	41,779	(1,921)	-4%	8.13%	-0.41%
-200	39,318	(4,382)	-10%	7.62%	-0.92%
-300	36,318	(7,382)	-17%	7.01%	-1.53%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

(b)  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.                 Legal Proceedings
None.

Item 1A.              Risk Factors
Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s second quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	16,062	29.35	16,062	113,806
May 1, 2007 to May 31, 2007	17,241	30.02	17,241	96,565
June 1, 2007 to June 30, 2007	31,513	30.22	31,513	65,052
Total	64,816	29.95	64,816

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

Item 4.                 Submission of Matters to a Vote of Common Security Holders

The annual meeting of stockholders of the Company was held on May 23, 2007.  At the meeting the stockholders elected Jack L. Barham, Don M. Gibson and Tim Rosenbury to three-year terms as directors of the Company, while Shaun A. Burke, Wayne V. Barnes, Gregory V. Ostergren , Kurt Hellweg, James L. Sivils, III, and James R. Batten continue to serve as directors.  Also at that meeting, BKD, LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Director Election:

Nominee	Votes For	Votes Withheld

Jack L. Barham	2,341,829	147,637

Don M. Gibson	2,396,082	93,384

Tim Rosenbury	2,396,082	93,384

Auditor Ratification:

Votes for	2,484,214

Votes against	2,625

Abstentions	2,627

Item 5.                 Other Information
None.

Item 6.                 Exhibits

11.	Statement re computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 14, 2007
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 14, 2007
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)