Form 10-Q/A
period 2007-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2007-11-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23325

Guaranty Federal Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1792717

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1341 West Battlefield
Springfield, Missouri	65807
(Address of principal executive offices)	(Zip Code)

Telephone Number:  (417) 520-4333

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (Amendment No. 1) is being filed to revise Part II – Other Information of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 that was filed on August 14, 2007 (the “Report”) to correct an inadvertent omission in Item 5 – Other Information and Item 6 - Exhibits.  This amendment to the Report does not alter or modify any part of the content of the Report, except for the changes and additional information provided herein.  This amendment continues to speak as of the date of the Report.  We have not updated the disclosure contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report, and the filing of this amendment is not a representation that any statements contained in the Report of this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

As a result, the following items have been amended by the filing of this amendment:

▪	Part II – Item 5 – Other Information

▪	Part II – Item 6 – Exhibits

The Company has also supplemented Item 6 – Exhibits of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31(i).1, 31(i).2, 32.1, and 32.2 to this amendment.

Page
PART II. Other Information

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures

1

PART II  OTHER INFORMATION
Item 5.                      Other Information

On May 4, 2007, the compensation committee of the Board of Directors of Guaranty Federal Bancshares, Inc. (the “Company”) approved a short term bonus plan (the “Plan”) with respect to the bonus payable to Shaun Burke, the Company’s President and Chief Executive Officer, for 2007.  Pursuant to this Plan, a maximum amount of $100,000 will be paid to Mr. Burke, with the amount of bonus being based on three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%).  For any amount to be paid, the threshold level of performance must be achieved.  The three performance measurements of the Company (and the weight given to each measurement) applicable to each award level are: net income (50%); assets (30%); and core deposits (20%).  Certain criteria, however, must be satisfied before an award is paid under the Plan.  The foregoing description is qualified in its entirety by the written description of the 2007 Executive Incentive Compensation Annual Plan - President and Chief Executive Officer, a copy of which is attached hereto as Exhibit 10.20.  The disclosure under this Item 5 is provided by the Company in response to Item 5.02(e) (Compensatory Arrangements of Certain Officers) of Form 8-K.

Item 6.                      Exhibits

10.20	Written Description of 2007 Executive Incentive Compensation Annual Plan - President and Chief Executive Officer
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 14, 2007
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 14, 2007
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

3