Form 10-Q
period 2007-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2007-11-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23325

Guaranty Federal Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1792717

(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

1341 West Battlefield
Springfield, Missouri	65807
(Address of principal executive offices)	(Zip Code)

Telephone Number:  (417) 520-4333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2007
Common Stock, Par Value $0.10 per share	2,737,554 Shares

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	9/30/2007	12/31/06
Cash	$10,743,882	10,684,831
Interest-bearing deposits in other financial institutions	408,020	4,195,770
Cash and cash equivalents	11,151,902	14,880,601
Available-for-sale securities	16,426,812	7,906,321
Held-to-maturity securities	678,638	763,025
Stock in Federal Home Loan Bank, at cost	3,042,043	5,382,700
Mortgage loans held for sale	667,250	3,004,635
Loans receivable, net of allowance for loan losses of September 30, 2007 - $5,797,691 - December 31, 2006 - $5,783,477	478,542,873	477,264,522
Accrued interest receivable:
Loans	2,870,145	2,830,811
Investments	119,114	79,498
Prepaid expenses and other assets	2,742,801	2,955,483
Foreclosed assets held for sale	753,094	172,637
Premises and equipment	9,633,616	7,867,809
Income taxes receivable	-	774,469
Deferred income taxes	1,379,887	962,484
	$528,008,175	524,844,995

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits	$401,559,443	352,229,636
Federal Home Loan Bank advances	53,086,000	108,000,000
Securities sold under agreements to repurchase	9,861,400	1,703,221
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	657,104	222,869
Accrued expenses and other liabilities	600,415	441,890
Accrued interest payable	1,747,135	1,414,946
Dividend payable	482,077	468,190
	483,458,574	479,945,752

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares; issued September 30, 2007 -6,726,485,shares; December 31, 2006 - 6,653,527 shares	672,648	665,353
Additional paid-in capital	57,371,689	55,730,352
Unearned ESOP shares	(1,173,930)	(1,344,930)
Retained earnings, substantially restricted	44,550,704	41,183,006
Accumulated other comprehensive
Unrealized appreciation on available-for-sale securities, net of income taxes	966,875	1,534,548
	102,387,986	97,768,329

Treasury stock, at cost; September 30, 2007 - 3,931,588 shares; December 31, 2006 - 3,764,367 shares	(57,838,385)	(52,869,086)
	44,549,601	44,899,243
	$528,008,175	524,844,995

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
INTEREST INCOME
Loans	$9,487,166	8,870,204	27,743,936	25,001,916
Investment securities	119,660	112,571	308,682	339,888
Other	79,049	71,830	258,273	176,985
	9,685,875	9,054,605	28,310,891	25,518,789
INTEREST EXPENSE
Deposits	4,179,228	2,638,877	11,636,397	7,383,588
Federal Home Loan Bank advances	737,296	1,610,387	2,726,634	4,197,026
Subordinated agreements	247,992	251,057	776,368	765,892
Other	37,229	42,774	37,229	91,187
	5,201,745	4,543,095	15,176,628	12,437,693
NET INTEREST INCOME	4,484,130	4,511,510	13,134,263	13,081,096
PROVISION FOR LOAN LOSSES	210,000	150,000	630,000	600,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,274,130	4,361,510	12,504,263	12,481,096
NONINTEREST INCOME
Service charges	533,718	337,621	1,650,794	987,543
Late charges and other fees	76,035	36,136	206,847	186,408
Gain on sale of investment securities	181,632	176,958	567,603	551,879
Gain on sale of loans	282,357	172,827	906,225	452,792
Loss on foreclosed assets	(24,826)	(2,062)	(25,436)	(2,327)
Other income	167,989	199,570	511,153	525,445
	1,216,905	921,050	3,817,186	2,701,740
NONINTEREST EXPENSE
Salaries and employee benefits	1,802,147	1,588,921	5,357,239	4,515,725
Occupancy	400,916	417,946	1,219,123	1,105,809
SAIF deposit insurance premiums	10,954	9,801	31,201	30,033
Data processing	96,136	77,415	298,405	202,556
Advertising	99,999	101,039	299,997	303,293
Other expense	576,406	435,072	1,650,929	1,383,672
	2,986,558	2,630,194	8,856,894	7,541,088
INCOME BEFORE INCOME TAXES	2,504,477	2,652,366	7,464,555	7,641,748
PROVISION FOR INCOME TAXES	891,786	1,028,044	2,682,100	2,871,711
NET INCOME	$1,612,691	1,624,322	4,782,455	4,770,037

BASIC EARNINGS PER SHARE	$0.60	0.58	1.75	1.71
DILUTED EARNINGS PER SHARE	$0.59	0.56	1.70	1.64

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$665,353	55,730,352	(1,344,930)	(52,869,086)	41,183,006	1,534,548	44,899,243
Comprehensive income
Net income	-	-	-	-	4,782,455	-	4,782,455
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(567,673)	(567,673)
Total comprehensive income							4,214,782
Dividends ($0.52 per share)	-	-	-	-	(1,414,757)	-	(1,414,757)
Stock award plans	-	327,426	-	-	-	-	327,426
Stock options exercised	7,295	978,381	-	-	-	-	985,676
Release of ESOP shares	-	335,530	171,000	-	-	-	506,530
Treasury stock purchased	-	-	-	(4,969,299)	-	-	(4,969,299)
Balance, September 30, 2007	$672,648	57,371,689	(1,173,930)	(57,838,385)	44,550,704	966,875	44,549,601

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,782,455	4,770,037
Items not requiring (providing) cash:
Deferred income taxes	(84,008)	(526,593)
Depreciation	663,496	569,646
Provision for loan losses	630,000	600,000
Gain on loans and investment securities	(1,473,828)	(1,004,671)
Gain on sale of premises and equipment and other assets	-	(110,766)
Gain on sale of foreclosed assets	(396)	(1,023)
Amortization of deferred income, premiums and discounts	5,100	32,072
Stock award plan expense	50,840	49,017
Origination of loans held for sale	(54,656,645)	(36,495,543)
Proceeds from sale of loans held for sale	57,900,255	36,551,565
Release of ESOP shares	506,530	489,922
Changes in:
Accrued interest receivable	(78,950)	(511,136)
Prepaid expenses and other assets	212,682	502,488
Accounts payable and accrued expenses	336,860	828,086
Income taxes payable	1,204,909	306,579
Net cash provided by operating activities	9,999,300	6,049,680
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(3,846,875)	(32,912,403)
Principal payments on held-to-maturity securities	82,999	158,120
Principal payments on available-for-sale securities	211,085	124,756
Proceeds from maturities of available-for-sale securities	500,000	500,000
Purchase of premises and equipment	(2,429,303)	(1,142,298)
Purchase of tax credit investments	-	(657,412)
Proceeds from sale of originated mortgage servicing rights	-	742,757
Proceeds from sale of premises and equipment	-	5,927
Purchase of available-for-sale securities	(10,630,694)	(3,780,316)
Proceeds from sale of available-for-sale securities	1,068,601	560,690
Redemption (purchase) of FHLB stock	2,340,657	(1,343,900)
Proceeds from sale of foreclosed assets	1,351,803	27,798
Net cash used in investing activities	(11,351,727)	(37,716,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	985,676	1,027,944
Cash dividends paid	(1,400,870)	(1,391,228)
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	8,510,522	(7,137,394)
Net increase in certificates of deposit and securities sold under agreements to repurchase	48,977,464	16,631,231
Proceeds from FHLB advances	1,266,588,600	1,337,414,000
Repayments of FHLB advances	(1,321,502,600)	(1,313,414,000)
Advances from borrowers for taxes and insurance	434,235	603,413
Treasury stock purchased	(4,969,299)	(2,507,779)
Net cash provided by (used in) financing activities	(2,376,272)	31,226,187
DECREASE IN CASH AND CASH EQUIVALENTS	(3,728,699)	(440,414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,880,601	20,506,478
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,151,902	20,066,064

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2006, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2006 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2007:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2007	155,491	115,206	17.30
Granted	13,500	25,000	29.39
Exercised	(46,958)	(26,000)	13.51
Forfeited	-	-	-
Balance outstanding as of September 30, 2007	122,033	114,206	19.93
Options exercisable as of September 30, 2007	68,036	67,206	15.75

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

Stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 was $19,605 and $15,185, respectively.  Stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $50,840 and $49,017, respectively.  As of September 30, 2007, there was $237,044 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended September 30, 2007			For nine months ended September 30, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,612,691	2,694,772	$0.60	$4,782,455	2,738,082	$1.75
Effect of Dilutive Securities:
Stock Options		58,094			78,967
Diluted Earnings per Share	$1,612,691	2,752,866	$0.59	$4,782,455	2,817,049	$1.70

	For three months ended September 30, 2006			For nine months ended September 30, 2006
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,624,322	2,782,887	$0.58	$4,770,037	2,792,040	$1.71
Effect of Dilutive Securities:
Stock Options		111,721			109,448
Diluted Earnings per Share	$1,624,322	2,894,608	$0.56	$4,770,037	2,901,488	$1.64

Note 5: Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows for the nine months ended September 30, 2007 and 2006:

	9/30/2007	9/30/2006
Unrealized losses on available-for-sale securities	$(333,465)	(20,865)
Less: Reclassification adjustment for realized gains included in income	(567,603)	(551,879)
Other comprehensive loss, before tax benefit	(901,068)	(572,744)
Tax benefit	(333,395)	(211,915)
OTHER COMPREHENSIVE LOSS	$(567,673)	(360,829)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006.

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

Financial Condition

The Company’s total assets increased $3,163,180 from $524,844,995 as of December 31, 2006, to $528,008,175 as of September 30, 2007.

Cash and cash equivalents decreased $3,728,699 (25%) from $14,880,601 as of December 31, 2006, to $11,151,902 as of September 30, 2007.

Securities available-for-sale increased $8,520,491 (108%) from $7,906,321 as of December 31, 2006, to $16,426,812 as of September 30, 2007.  The Bank currently holds 27,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $27,036 in the available-for-sale category.  As of September 30, 2007, the gross unrealized gain on the FHLMC stock was $1,601,640, a decrease from $2,449,293 as of December 31, 2006 which was due to the sale of 9,000 shares of stock during the nine month period and a decrease in the stock price from $67.90 per share at December 31, 2006 to $59.01 per share at September 30, 2007.  The increase in securities available-for-sale is primarily due to purchases of $10,630,694 offset by the sale of 9,000 shares of the FHLMC stock during the nine months ended September 30, 2007.

Securities held-to-maturity decreased primarily due to principal repayments by $84,387 (11%) from $763,025 as of December 31, 2006, to $678,638 as of September 30, 2007.

From December 31, 2006 to September 30, 2007, stock in Federal Home Loan Bank of Des Moines (“FHLB”) decreased by $2,340,657 (43%), due to the redemption of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable increased by $1,278,351 (0.3%) from $477,264,522 as of December 31, 2006, to $478,542,873 as of September 30, 2007.  Commercial loans increased $5,417,842 (7%) from $82,675,514 as of December 31, 2006, to $88,093,356 as of September 30, 2007.  Commercial real estate loans increased by $7,801,311 (5%) from $155,800,918 as of December 31, 2006, to $163,602,229 as of September 30, 2007. Permanent multi-family loans decreased by $14,802,277 (29%) due to several unexpected payoffs.  Construction loans increased by $4,989,271 (6%) to $88,956,247 as of September 30, 2007, compared to $83,966,976 as of December 31, 2006. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $14,214 (0.2%) from $5,783,477 as of December 31, 2006 to $5,797,691 as of September 30, 2007. The allowance increased due to the provision for loan losses of $630,000 exceeding net loan charge-offs of $615,786 during the period.  Management of the Company decided to record a provision for loan losses to partially offset the net charge-offs for the period and maintain the allowance at a level in accordance with management’s methodology.  See discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2007 and 2006 – Provision for Loan Losses.”   The allowance for loan losses as of September 30, 2007 and December 31, 2006 was 1.21% and 1.20% of net loans outstanding, respectively.

Premises and equipment increased $1,765,807 (22%) from $7,867,809 as of December 31, 2006 to $9,633,616 as of September 30, 2007 due primarily to two land purchases for future branch and operations sites.

Deposits increased $49,329,807 (14%) from $352,229,636 as of December 31, 2006, to $401,559,443 as of September 30, 2007.  For the nine months ended September 30, 2007, checking and savings accounts increased by $8,510,522 and certificates of deposits increased by $40,819,285.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on retail customers offset by a decrease in brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances decreased by $54,914,000 (51%) from $108,000,000 as of December 31, 2006, to $53,086,000 as of September 30, 2007, due to repayments exceeding new advances. The Company was able to make such repayments through the funds generated from deposit growth.

Securities sold under agreements to repurchase increased $8,158,179 (479%) from $1,703,221 as of December 31, 2006, to $9,861,400 as of September 30, 2007, due to a floating rate leveraged transaction completed during the quarter.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) decreased $349,642 (1%) from $44,899,243 as of December 31, 2006, to $44,549,601 as of September 30, 2007. The Company’s net income during this period was $4,782,455 which was partially offset by dividends in the amount of  $1,414,757 which were declared in the nine month period ended September 30, 2007.  In addition, the increase in stockholders’ equity was further offset as the Company repurchased 167,221 shares of the Company’s outstanding stock at an aggregate cost of $4,969,299 (an average cost of $29.71 per share) and a decrease in unrealized appreciation on available for sale securities, net of taxes, of $567,673 during this period.  On a per share basis, stockholders’ equity increased from $16.30 as of December 31, 2006 to $16.64 as of September 30, 2007.

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

	Three months ended 9/30/2007			Three months ended 9/30/2006
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$475,697	9,487	7.98%	$452,860	8,870	7.83%
Investment securities	9,223	120	5.20%	7,537	113	6.00%
Other assets	7,542	79	4.19%	9,786	72	2.94%
Total interest-earning	492,462	9,686	7.87%	470,183	9,055	7.70%
Noninterest-earning	24,187			21,330
	$516,649			$491,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,760	73	2.29%	$16,105	115	2.86%
Transaction accounts	103,252	776	3.01%	76,225	430	2.26%
Certificates of deposit	254,800	3,330	5.23%	188,441	2,094	4.44%
FHLB Advances	54,753	738	5.39%	119,109	1,610	5.41%
Subordinated agreements	15,465	261	6.75%	15,465	251	6.49%
Other borrowed funds	2,003	24	4.79%	5,811	43	2.96%
Total interest-bearing	443,033	5,202	4.70%	421,156	4,543	4.31%
Noninterest-bearing	28,437			25,823
Total liabilities	471,470			446,979
Stockholders’ equity	45,179			44,534
	$516,649			$491,513
Net earning balance	$49,429			$49,027
Earning yield less costing rate			3.17%			3.39%
Net interest income, and net yield spreadon interest earning assets		$4,484	3.64%		$4,512	3.84%
Ratio of interest-earning assets to interest-bearing liabilities		111%			112%

	Nine months ended 9/30/2007			Nine months ended 9/30/2006
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$473,148	27,744	7.82%	$445,594	25,002	7.48%
Investment securities	8,543	309	4.82%	7,277	340	6.23%
Other assets	8,079	258	4.26%	9,836	177	2.40%
Total interest-earning	489,770	28,311	7.71%	462,707	25,519	7.35%
Noninterest-earning	23,942			20,968
	$513,712			$483,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,836	250	2.41%	$14,692	259	2.35%
Transaction accounts	101,124	2,235	2.95%	76,283	1,169	2.04%
Certificates of deposit	240,164	9,151	5.08%	191,856	5,956	4.14%
FHLB Advances	67,571	2,727	5.38%	110,293	4,197	5.07%
Subordinated agreements	15,465	776	6.69%	15,465	766	6.60%
Other borrowed funds	1,338	38	3.79%	4,271	91	2.84%
Total interest-bearing	439,498	15,177	4.60%	412,860	12,438	4.02%
Noninterest-bearing	28,277			26,763
Total liabilities	467,775			439,623
Stockholders’ equity	45,937			44,052
	$513,712			$483,675
Net earning balance	$50,272			$49,847
Earning yield less costing rate			3.10%			3.34%
Net interest income, and net yield spread on interest earning assets		$13,134	3.58%		$13,081	3.77%
Ratio of interest-earning assets to interest-bearing liabilities		111%			112%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2007 and 2006

Net income for the three months and nine months ended September 30, 2007 was $1,612,691 and $4,782,455 as compared to $1,624,322 and $4,770,037 for the three months and nine months ended September 30, 2006, which represents a decrease in earnings of $11,631 (1%) for the three month period, and an increase in earnings of $12,418 (1%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2007, increased $631,270 (7%) and $2,792,102 (11%), respectively, as compared to the three months and nine months ended September 30, 2006.  For the three month and nine month periods ended September 30, 2007 compared to the same periods in 2006, the average yield on interest earning assets increased 17 basis points to 7.87% and 36 basis points to 7.71%, respectively, and the average balance of interest earning assets increased approximately $22,279,000 and $27,063,000, respectively.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2007, increased $658,650 (14%) and $2,738,935 (22%), respectively, when compared to the three months and nine months ended September 30, 2006.  For the three month and nine month periods ended September 30, 2007 compared to the same periods in 2006, the average cost of interest bearing liabilities increased 39 basis points to 4.70% and 58 basis points to 4.60%, respectively, and the average balance of interest bearing liabilities increased approximately $21,877,000 and $26,638,000, respectively, when compared to the same periods in 2006.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2007, decreased $27,380 (1%) and increased $53,167 (0.4%), respectively when compared to the same periods in 2006.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan loss of $210,000 and $630,000 for the three months and nine months ended September 30, 2007, respectively, compared to $150,000 and $600,000 for the same periods in 2006.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $295,855 (32%) and $1,115,446 (41%) for the three months and nine months ended September 30, 2007, respectively, when compared to the three months and nine months ended September 30, 2006.

Service charges on transaction accounts increased by $196,097 (58%) and $663,251 (67%) for the three months and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006.  This is a result of an increase in the amount of insufficient funds and overdraft charges during these periods when compared to the same period in 2006.  This is primarily due to the Bank’s overdraft privilege program that was implemented in the fourth quarter of 2006.

Gain on sale of loans increased $109,530 (63%) and $453,433 (100%) for the three months and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006, which was a result of an increase in the volume and yield of mortgage loans sold on the secondary market during the three months and nine months ended September 30, 2007, compared to the same periods in 2006.

Noninterest Expense

Noninterest expense increased $356,364 (14%) and $1,315,806 (17%) for the three months and nine months ended September 30, 2007, respectively, when compared to the three months and nine months ended September 30, 2006.

Salaries and employee benefits increased $213,226 (13%) and $841,514 (19%) for the three months and nine months ended September 30, 2007 when compared to the same period in 2006.  This increase was due to several factors, including additions in executive and staff positions, pay increases to existing employees and increases in employee benefit costs during the three month and nine month periods ended September 30, 2007 when compared to the same periods in 2006.

Occupancy expense decreased $17,030 (4%) and increased $113,314 (10%), respectively, and data processing expense increased $18,721 (24%) and $95,849 (47%), respectively, for the three months and nine months ended September 30, 2007 when compared to the same periods in 2006.  These increases were primarily due to increased depreciation and maintenance expenses relating to the Bank’s conversion to a new core processing system in 1st quarter 2006.

Other expense increased $141,334 (32%) and $267,257 (19%) for the three months and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006.  This increase was primarily due to an increase in the amount of ATM expenses during these periods.  The Bank converted to a new ATM network provider in September 2006.   The expense is recorded at gross, rather than net of income earned as was previously done prior to the conversion.  Currently, the associated income related to ATM services is recorded in noninterest income.

Provision for Income Taxes

There was a decrease of $136,258 (13%) and $189,611 (7%) in the provision for income taxes for the three months and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006 due to a decrease in taxable income and the purchase of certain tax credit investments for the three months and nine months ended September 30, 2007, compared to the same periods in 2006.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The Bank’s allowance for loan losses as of September 30, 2007, was $5,797,691 or 1.21% of net loans receivable.  Total loans classified as substandard, doubtful or loss as of September 30, 2007, were $17,424,064 or 3.30% of total assets.  Management also considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans (nonaccruing loans) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2007	12/31/2006	12/31/2005
Nonperforming loans	$6,504	2,748	721
Real estate acquired in settlement of loans	753	173	27
Total nonperforming assets	$7,257	2,921	748

Total nonperforming assets as a percentage of total assets	1.37%	0.56%	0.17%
Allowance for loan losses	$5,798	5,783	5,400
Allowance for loan losses as a percentage of average net loans	1.21%	1.20%	1.25%

The primary increase in nonperforming assets at September 30, 2007 compared to December 31, 2006 was one large loan secured by commercial real estate that was placed into nonaccrual status in April 2007.  Currently, management believes that this one loan is adequately collateralized and reserved for at September 30, 2007.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2007 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$45,924	$2,994	7%	8.89%	0.72%
+200	45,694	2,764	6%	8.79%	0.62%
+100	44,575	1,645	4%	8.53%	0.36%
NC	42,930	-	-	8.17%	-
-100	41,024	(1,906)	-4%	7.76%	-0.41%
-200	38,432	(4,498)	-10%	7.23%	-0.94%
-300	35,388	(7,542)	-18%	6.61%	-1.55%

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. This Statement helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted if the Company made this election during its first quarter of fiscal year 2007. If the Company adopted SFAS No. 159 early, it must also adopt SFAS No. 157 simultaneously. The Company did not elect to adopt this Statement early and is currently evaluating the provisions of the Statement to determine the impact, if any, on certain of its financial assets and liabilities.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

           (b)  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  The following table summarizes the repurchase activity of the Company’s common stock during the Company’s third quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	10,496	29.86	10,496	54,556
August 1, 2007 to August 31, 2007	52,200	29.62	52,200	352,356
September 1, 2007 to September 30, 2007	6,100	30.03	6,100	346,256
Total	68,796	29.69	68,796

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

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