Form 10-K
period 2007-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2008-03-31
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 2007
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from  ____________________   to   ____________________

Commission File Number:  0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, par value $.10 per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter) was $70.3 million.  As of March 18, 2008 there were 2,706,675 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2007 Annual Report”) for the fiscal year ended December 31, 2007 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 28, 2008 (Part III).

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

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in permanent one-to four-family residential mortgage loans, multi-family residential mortgage loans, construction loans, commercial real estate loans, and consumer and other loans.  The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities.  The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of investment securities.

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").  See discussion under section captioned “Regulation” in this report.  The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.12% of its assets plus 4.45% of its outstanding FHLB advances.  At December 31, 2007, the Bank had $4,014,700 in FHLB stock, which was in compliance with this requirement.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest earnings for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2007 Annual Report is incorporated herein by reference.

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield and Nixa, Missouri.  There is a large regional health care presence with two large regional hospitals.  There also are four accredited colleges and one major university.  Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment.  Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
	Dollars in Thousands
Mortgage loans (includes loans held for sale):
One to four family	$85,160	16%	$89,650	18%	103,532	23%	121,307	31%	$129,477	37%
Multi-family	41,948	8%	50,366	10%	53,631	12%	52,259	13%	44,242	13%
Construction	89,724	17%	83,967	17%	70,390	16%	45,090	11%	49,814	14%
Commercial real estate	175,995	34%	155,801	32%	122,884	28%	97,550	25%	72,105	21%
Total mortgage loans	392,827	75%	379,784	78%	350,437	79%	316,206	80%	295,638	86%
Commercial business loans	104,026	20%	82,676	17%	66,370	15%	55,606	14%	24,618	7%
Consumer loans	25,576	5%	23,708	5%	24,264	6%	25,172	6%	25,441	7%
Total consumer and other loans	129,602	25%	106,384	22%	90,634	21%	80,778	20%	50,059	14%
Total loans	522,429	100%	486,168	100%	441,071	100%	396,984	100%	345,697	100%
Less:
Loans in process	-		-		-		-		9,425
Deferred loan fees/costs, net	224		115		141		106		237
Unearned discounts	-		-		3		7		19
Allowance for loan losses	5,963		5,784		5,400		4,537		3,886
Total Loans, net	$516,242		$480,269		435,527		392,334		$332,130

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2007.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$13,353	17,922	53,884	85,160
Multi family	14,460	8,434	19,054	41,948
Construction	77,556	12,169	-	89,724
Commercial real estate	83,383	91,239	1,372	175,995
Commercial loans	57,262	38,222	8,541	104,026
Consumer loans	3,309	6,468	15,800	25,576
Total loans (1)	$249,323	174,455	98,651	522,429
Less:
Deferred loan fees/costs				224
Allowance for loan losses				5,963
Loans receivable net				$516,242
(1) Includes mortgage loans held for sale of $2,142

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2007 of all loans due after December 2008, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% ARM
	(Dollars in Thousands)
One-to four-family	$20,411	51,396	71,807	72%
Multi-family	17,891	9,597	27,488	35%
Construction	1,307	10,862	12,169	89%
Commercial real estate	28,586	64,025	92,611	69%
Commercial loans	10,786	35,977	46,763	77%
Consumer loans	5,483	16,785	22,268	75%
Total loans (1)	$84,464	188,642	273,106	69%
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

As of December 31, 2007, $85.2 million or 16% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 72% were ARM loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans.  The Bank originates multi-family mortgage loans in its primary lending area.  As of December 31, 2007, $41.9 million or 8% of the Bank's total loan portfolio consisted of multi-family residential real estate loans.  With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate.  Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property.  A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate.  The loan-to-one-borrower limitation, $15.5 million as of December 31, 2007, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans.  As of December 31, 2007, construction loans totaled $89.7 million or 17% of the Bank's total loan portfolio.  Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans.  As of December 31, 2007, the Bank has commercial real estate loans totaling $176 million or 34% of the Bank's total loan portfolio.  Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases.  The Bank has established its loan-to-one borrower limitation, which was $15.5 million as of December 31, 2007, as its maximum commercial real estate loan amount.  Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

       As of December 31, 2007, the Bank’s commercial real estate loan portfolio included approximately $29.5 million, or 6% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions.  The Bank typically loans up to 80% of the appraised value over terms up to two years.  Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans.  As of December 31, 2007, the Bank has commercial business loans totaling $104 million or 20% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans.  The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, consumer loans, home equity loans and automobile loans.  As of December 31, 2007, the Bank has such loans totaling $25.6 million or 5% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Loan Approval Authority and Underwriting.  All loans to borrowers with aggregate indebtedness exceeding $1.5 million must have the approval of the Bank’s Loan Committee.  The Loan Committee meets weekly to review and approve loans made within the scope of its authority.

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

Delinquencies, Non-Performing and Problem Assets.

               Delinquent Loans.  As of December 31, 2007, the Bank has eight loans 90 days or more past due with a principal balance of $6,215,533 and seventy-eight loans between 30 and 89 days past due with an aggregate principal balance of $8,242,217.  The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis
or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$929	$883	$452	770	703
Multi-family	-	-	-	-	-
Construction	459	1,780	-	-	-
Commercial real estate	5,850	-	131	158	-
	7,238	2,663	583	928	703
Non-mortgage loans:
Commercial loans	-	44	-	-	-
Consumer and other loans	16	41	138	79	40
	16	85	138	79	40
Total non-accrual loans	7,254	2,748	721	1,007	743
Accruing loans which are contractually past
maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	103	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	103	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	103	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$7,357	$2,748	$721	1,007	743
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.43%	0.58%	0.17%	0.26%	0.22%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	1.30%	0.52%	0.15%	0.23%	0.19%

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

Non-Performing Assets	As of
	December 31,
	2007	2006	2005	2004	2003
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$929	$883	$452	$770	$703
Multi-family	-	-	-	-	-
Construction	459	1,780	-	-	-
Commercial real estate	5,850	-	131	158	-
	7,238	2,663	583	928	703
Non-mortgage loans:
Commercial loans	-	44	-	-	-
Consumer and other loans	16	41	138	79	40
	16	85	138	79	40
Total non-accrual loans	7,254	2,748	721	1,007	743
Real estate and other assets acquired in settlement of loans	727	173	27	78	6
Total non-performing assets	$7,981	$2,921	$748	$1,085	$749

Total non-accrual loans as a percentage of net loans	1.41%	0.57%	0.17%	0.26%	0.22%
Total non-performing assets as a percentage of total assets	1.41%	0.56%	0.16%	0.25%	0.19%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$716	$69	$8	$23	$15

Problem Assets.  Federal regulations require that the Bank review and classify its assets on a regular basis to determine those assets considered to be of lesser quality.  In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful, and loss.  "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss.  An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a “special mention” category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Federal regulations require the Bank to establish general allowances for loan losses from assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.  A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital.

For management purposes, the Bank also designates certain loans for additional attention.  Such loans are called “Special Mention” and have identified weaknesses, that if the situation deteriorates, the loans would merit a substandard classification.

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2007.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One- to four-family	-	$-	14	$1,184	-	$-	-	$-	14	$1,184
Multi-family	1	1,235	1	6,996	-	-	-	-	2	8,231
Construction	1	2,322	6	513	-	-	-	-	7	2,835
Commercial real estate	6	3,373	2	5,897	-	-	-	-	8	9,270
Commercial	4	1,944	1	2,592	-	-	-	-	5	4,536
Land	-	-	-	-	-	-	-	-	-	-
Other loans	3	203	6	622	1	5	-	-	10	830
Total loans	15	9,077	30	17,804	1	5	-	-	46	26,886
Foreclosed assets held-for-sale:
One- to four-family	-	-	2	334	-	-	-	-	2	334
Land and other assets	-	-	11	393	-	-	-	-	11	393
Total foreclosed assets	-	-	13	727	-	-	-	-	13	727
Total	15	$9,077	43	$18,531	1	$5	-	$-	59	$27,613

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

As of December 31, 2007 the Bank's total allowance for loan losses was $6.0 million or 1.14% of total loans.  This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

For fiscal year 2007, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as anticipated growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended				Six months ended
	December 31,				December 31,
	2007	2006	2005	2004	2003 (1)
	(Dollars in Thousands)
Beginning balance	$5,784	5,400	4,537	3,886	2,775
Gross loan charge offs
Mortgage Loans:
One- to four-family	(56)	(286)	(22)	(188)	(41)
Multi-family	(1)	-	-	-	-
Construction	(317)	(29)	-	-	-
Commercial real estate	(49)	-	-	-	-
	(423)	(315)	(22)	(188)	(41)
Non-mortgage loans:
Commercial loans	-	(206)	(12)	-	-
Consumer and other loans	(309)	(126)	(119)	(43)	(14)
	(309)	(126)	(119)	(43)	(14)
Total charge offs	(732)	(647)	(153)	(231)	(55)
Recoveries
Mortgage Loans:
One- to four-family	10	109	61	9	1
Multi-family	-	-	-	-	-
Construction	-	29	-	-	1
Commercial real estate	11	-	-	-	-
	21	138	61	9	2
Non-mortgage loans:
Commercial loans	8	103	-	-	-
Consumer and other loans	42	40	10	9	2
	50	143	10	9	2
Total recoveries	71	281	71	18	4
Net loan charge-offs	(661)	(366)	(82)	(213)	(51)
Provision charged to expense	840	750	945	864	1,162
Ending balance	$5,963	5,784	5,400	4,537	3,886

Net charge-offs as a percentage of average loans, net	0.14%	0.08%	0.02%	0.07%	0.02%
Allowance for loan losses as a percentage of average loans, net	1.24%	1.28%	1.29%	1.39%	1.19%
Allowance for loan losses as a percentage of total non-performing loans	82%	210%	749%	451%	523%

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

Allocation of Allowance for Loan Losses

	As of
	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$4,484	75%	4,512	78%	4,266	79%	3,630	80%	3,342	86%
Non-Mortgage Loans	1,479	25%	1,272	22%	1,134	21%	907	20%	544	14%
Total	$5,963	100%	5,784	100%	5,400	100%	4,537	100%	3,886	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Investment Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2007, the Company has investment securities with a carrying value of $15.4 million and an estimated fair value of $15.4 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $14.7 million, or 95.7%, of the Company’s investment securities portfolio are available-for-sale.

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

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2007
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	880,205	-	906,262
Other	718,190	-	(59,390)	658,800
Debt Securities:
U. S. government agencies	1,800,034	4,049	-	1,804,083
Mortgage-backed securities	11,386,025	84,390	(109,622)	11,360,793
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	148,529	-	(2,000)	146,529
Mortgage-backed securities	506,246	32,397	-	538,643
	$14,585,081	1,001,041	(171,012)	15,415,110

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2006
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$35,847	2,449,293	-	2,485,140
Debt Securities:
U. S. government agencies	4,870,979	1,346	(12,074)	4,860,251
Mortgage-backed securities	563,704	-	(2,774)	560,930
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	158,661	-	(481)	158,180
Mortgage-backed securities	604,364	31,920	-	636,284
	$6,233,555	2,482,559	(15,329)	8,700,785

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2005
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$47,595	3,128,415	-	3,176,010
Debt Securities:
U. S. government agencies	3,579,513	2,021	(397)	3,581,137
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	189,974	-	(2,478)	187,496
Mortgage-backed securities	754,750	39,550	-	794,300
	$4,571,832	3,169,986	(2,875)	7,738,943

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2007:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$500,000	5.00%	$501,953
Due within two and five years	1,300,034	5.06%	1,302,130
Due after ten years	148,529	4.25%	146,529
Equity securities not due on
a single maturity date	744,247	0.00%	1,565,062
Mortgage-backed securities not due on a
single maturity date	11,892,271	5.85%	11,899,436
	$14,585,081	5.44%	$15,415,110

Sources of Funds

General.  The Company's primary sources of funds are deposits, borrowings (including issuances of subordinated debentures), amortization and prepayments of loans and amortization, and prepayments and maturities of mortgage-backed securities.

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

Deposit Account Types
	As of December 31,			As of December 31,			As of December 31,
	2007			2006			2005
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	1.35%	$36,512	9%	1.18%	35,469	10%	0.33%	35,864	11%
Savings	2.11%	12,421	3%	2.67%	14,316	4%	1.80%	14,298	5%
Money Market	3.48%	64,319	15%	3.38%	52,314	15%	2.47%	43,897	14%
Non-interest
bearing demand	0.00%	28,520	7%	0.00%	26,894	8%	0.00%	36,194	11%
Total		141,772	34%		128,993	37%		130,253	41%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	5.09%	190,772	46%	4.81%	167,852	48%	3.56%	125,336	39%
12-23 months	5.12%	57,434	14%	5.02%	35,424	10%	3.74%	48,149	15%
24-35 months	5.04%	12,593	3%	4.93%	11,930	3%	4.20%	9,670	3%
36-47 months	5.14%	5,752	1%	4.82%	3,724	1%	3.94%	4,248	1%
48-59 months	5.33%	6,386	2%	5.24%	2,847	1%	4.14%	1,851	1%
60-71 months	5.28%	3,456	1%	5.41%	1,171	0%	4.64%	552	0%
72-95 months	4.55%	26	0%	5.44%	289	0%	0.00%	-	0%
Total		276,419	66%		223,237	63%		189,806	59%
Total Deposits		$418,191	100%		352,230	100%		320,059	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2007.

(Dollars in thousands)
As of December 31, 2007
Three months or less	$29,440
Over three through six months	15,272
Over six through twelve months	22,723
Over twelve months	22,327
Total	$89,762

Borrowings

The Company’s borrowings consist primarily of FHLB advances, issuances of junior subordinated debentures and securities sold under agreements to repurchase.

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

Selected Data for Federal Home Loan Bank Advances

	As of December 31,
	2007	2006	2005
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$69,650	85,414	72,414
One to two years	386	13,650	3,000
Two to three years	3,000	386	16,650
Three to four years	-	3,000	386
Four to five years	-	-	3,000
Over five years	3,050	5,550	4,550
Total	$76,086	108,000	100,000

Weighted average rate at end of period	4.37%	5.35%	4.55%

For the period:
Average outstanding balance	$65,575	110,810	111,104
Weighted average interest rate	5.29%	5.16%	4.04%

Maximum outstanding as of any month end	$92,500	124,000	132,000

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

The Company used the proceeds of the sale of the Trust Preferred Securities for general corporate purposes by investing in the Bank, including funding to increase the Bank’s loan portfolio, restructuring of the Bank’s investment portfolio and repaying a portion of the Bank’s FHLB advances.

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2007	2006	2005
	(Dollars in Thousands)

Subordinated debentures	$15,465	15,465	15,465

Weighted average interest
rate of subordinated debentures	6.62%	6.62%	6.62%

Securities Sold Under Agreements to Repurchase: The Company borrowed $9.8 million under a structured repurchase agreement in September 2007.  Interest is based on a variable rate of three month LIBOR minus 100 basis points until September 12, 2009 and converts into a variable rate of two times the three month LIBOR minus 4.72% thereafter until maturity in September 2014.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the transaction after two years.  The Company has pledged certain investment securities with a fair value of $10.5 million as of December 31, 2007.

Notes payable:  The Company has a $3.5 million revolving line of credit with a correspondent bank to be used for stock repurchases and investments.  The line of credit is unsecured, bears interest at one-month LIBOR plus 1.25%, payable quarterly, and matures on September 30, 2008.  The balance was $718,190 and $0 at December 31, 2007 and 2006, respectively.

Subsidiary Activity and Segment Information

    The Company has three wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered trust company with banking powers in Missouri; (ii) Guaranty Statutory Trust I, a Delaware statutory trust (“Trust I”); and (iii) Guaranty Statutory Trust II, a Delaware statutory trust (“Trust II”, and together with Trust I, the “Trusts”).  Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company.  Those debentures are the sole assets of the Trusts.  The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the trust preferred securities.  The Company has guaranteed any and all payment obligations of the Trusts related to the trust preferred securities.  Under generally accepted accounting principles, the Trusts are not consolidated with the Company.

The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc., a Missouri corporation.  This service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2007 Annual Report. This information is incorporated herein by reference.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2007 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Dividend Payout Ratio	32%	30%	32%

Return on Average Assets	1.17%	1.33%	1.28%

Return on Average Equity	13.40%	14.66%	15.08%

Stockholders' Equity to Assets	7.54%	8.55%	8.75%

EPS Diluted	$2.19	2.25	2.03
Dividends	$0.70	0.67	0.65

Employees

As of March 18, 2008, the Bank has 132 full-time employees and 37 part-time employees.  As of December 31, 2007, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.  The Bank's primary competition comprises the financial institutions near each of the Bank's offices.  In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of commercial banks, credit unions, and savings institutions.

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

The Bank is subject to Risk-Based Capital and Leverage Ratio requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB.  See “Regulation of the Bank – Prompt Corrective Action.”  In addition, a bank's capital classifications may affect a bank's activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

As of December 31, 2007, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2007 Annual Report.

Dividend Restrictions and Share Repurchases. The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

There are statutory and regulatory limitations on the payment of dividends to the Company by the Bank. See discussion under “Regulation of the Bank – Dividend Limitations.”  Future dividends will depend primarily upon the level of earnings of the Bank. Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

Regulation of the Bank

General.  The Bank is regulated as a bank under state and federal law, including being regulated and supervised by the Missouri Division of Finance (“MDF”). Its deposits are insured by the Depository Insurance Fund (“DIF”) of the FDIC, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund under the Federal Deposit Insurance Reform Act.  Lending activities and other investments must comply with various federal statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the FRB.

The MDF, in conjunction with the FDIC, will regularly examine the Bank and provide reports to the Bank's Board of Directors on any deficiencies that are found in the Bank's operations.  The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the MDF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other banks or savings institutions.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Insurance of Deposit Accounts.  The deposit accounts held by the Bank are insured by the DIF generally up to a maximum of $100,000 for each insured account (as defined by law and regulation).  Under the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) which was signed into law on February 8, 2006, this $100,000 insurance limit can be indexed for inflation as determined by the FDIC on a 5 year interval.  FDRIA increases the deposit insurance coverage for individual retirement accounts and certain other employee benefit plan accounts to $250,000, subject to increases for inflation, and provides pass-through coverage for employee benefit plans.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

As part of FDIRA, three major changes were made regarding the assessments on banks.  First, the Designated Reserve Ratio (“DRR”) is no longer set in the law at 1.25%.  Instead, the FDIC Board sets the DRR annually between a 1.15% and 1.50% rate as determined by the FDIC regulations.  Second, under FDIRA, even if the DIF’s reserve meets the DRR, this law allows for assessments on higher risk banks.  Third, FDIRA eliminated the requirement that FDIC assess premiums of 23 basis points if the reserve ratio falls below 1.25%.

FDRIA also authorizes the FDIC to set deposit insurance premium assessments for depository institutions in amounts the FDIC determines to be necessary or appropriate, taking into consideration certain factors, including the estimated operating expenses of the DIF, the estimated case resolution expenses and income of the DIF, the projected effects on the capital and earnings of depository institutions, the risk factors taken into consideration under the risk-based assessment system and any other factors deemed by the FDIC to be appropriate.  STET requires the FDIC to declare dividends payable to depository institutions equal to 100% of the amount of the reserve in excess of 1.50% and 50% of the amount of the reserve between 1.35% and 1.50%.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, DIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification.  Risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0172% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

Prompt Corrective Action. The FDIC is required to take prompt corrective action if a depository institution for which it is the regulator, including the Bank, does not meet its minimum capital requirements. The FDIC establishes five capital tiers: “well capitalized”, “adequately capitalized”, “under capitalized”, “significantly under capitalized” and “critically under capitalized”.  A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure. A depository institution is considered to be significantly undercapitalized if it has a Total Capital Ratio of less than 6.0%; a Tier I Capital ratio of less than 3.0%; or a Leverage Ratio of less than 3.0%. An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2007.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2007 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB-Des Moines”), which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB-Des Moines in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2007, the Bank had $4,014,700 in FHLB-Des Moines stock, which was in compliance with this requirement.

Anti-Terrorism Legislation. The USA Patriot Act of 2001, of which the majority was reauthorized into law in March 2006, contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. U.S. financial institutions are required to adopt policies and procedures to combat money laundering and the Treasury Secretary is granted broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations.

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

Recent Legislation and Legislative and Regulatory Initiatives

Additional proposals to change the laws governing the financial institutions industry may be introduced in the United States Congress and in state legislatures, and the various banking agencies often modify existing regulations or adopt new regulations. Any such changes to which the Company or the Bank is and will be subject, however, could have a material effect on the Company or the Bank, and the Company and the Bank cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such future legislation or regulations will have on the financial institutions industry generally or on the Company and the Bank.

Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company.

Shaun A. Burke joined the Bank in March 2004 as president and Chief Executive Officer. Mr. Burke was appointed president and Chief Executive Officer of the Company on February 28, 2005.  Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president and senior credit officer and was a member of the board of directors.  Mr. Burke has a total of 22 years banking experience.  Mr. Burke is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President, Chief Financial Officer and Chief Operations Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 15 years of experience in the financial services and public accounting industries.  Prior to joining the Company, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advising firm, for approximately eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is a current Board member of the local Make-A-Wish Foundation.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank.  He joined the Bank in June 2006.  Mr. Mattson has over 29 years of commercial banking experience.  He was previously with Liberty Bank for six years, including four as Senior Loan Officer.  Mr. Mattson is currently Board President of Ozarks Food Harvest, Inc., member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee.  He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA.

As of December 31, 2007, the age of these individuals was 45 for Mr. Burke, 38 for Mr. Peters, and 54 for Mr. Mattson.

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

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, six full-service branch offices in Springfield, one full-service branch office in Nixa, Christian County, Missouri, and one in-store branch located in the Wal-Mart Supercenter in Nixa, Christian County, Missouri.  The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.  The Bank also leases a facility in West Plains, Mountain Grove and Marshfield, Missouri for recently established loan production offices.

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

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  As of December 31, 2007, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)	Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2007 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12.  Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase activity of the Company’s Common Stock during the Company’s fourth quarter ended December 31, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	3,143	$29.86	3,143	343,113
November 1, 2007 to November 30, 2007	61,900	29.49	61,900	281,213
December 1, 2007 to December 31, 2007	20,535	28.77	20,535	260,678
Total	85,578	$29.33	85,578

(1)  The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 6.  Selected Financial Data

The information contained on pages 4 and 5 under the section captioned “Selected Consolidated Financial and Other Data” of the 2007 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 6 through 19 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2007 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 14 and 15 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2007 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

The financial statements set forth on pages 20 to 48 of the 2007 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 19 of the 2007 Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Guaranty Federal Bancshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans	193,254	20.89	171,082
approved by security holders

Equity compensation plans not
approved by security holders	38,985	18.42	3,498

Totals	232,239	20.48	174,580

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers this plan and the 2001 SCP (discussed below).  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2007, there are no restricted shares in this plan that are not vested.  There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2007, all restricted shares in this plan are vested.  There have been 13,263 options granted under this plan at a weighted-average exercise price of $23.61 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under this plan is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

PART IV

Item 15. Exhibits and Financial Schedules

1.	The following financial statements and the report of independent registered public accounting firm included in the 2007 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

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
4
Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
The Company hereby agrees to furnish the SEC upon request, copies of (i) the instruments defining the rights of the holders of each issue of its junior subordinated debentures and (ii) the repurchase agreement between the Company and Barclay’s Capital, Inc. dated September 2007.

10.1	1994 Stock Option Plan *(3)
10.2	Recognition and Retention Plan *(4)
10.3	1998 Stock Option Plan *(5)
10.4	Restricted Stock Plan *(6)
10.5	Form of Change in Control Severance Agreement *(6)
10.6	2000 Stock Compensation Plan *(6)
10.7	2001 Stock Compensation Plan *(6)
10.8	2003 Stock Option Agreement *(8)
10.9	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(9)
10.10	2004 Stock Option Agreement dated March 9, 2004 between the Company and Shaun A. Burke *(10)
10.11	2004 Stock Option Plan *(11)
10.12	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *(15)
10.13	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *(16)
10.14	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan *(12)
10.15	Form of Non-Incentive Stock Option Agreement under the 1994 Stock Option Plan *(13)
10.16	Incentive Stock Option Agreement dated March 17, 2005 between the Company and Shaun A. Burke (issued pursuant to the 2001 Stock Option Plan) *(14)
10.19	Written Description of Compensatory Arrangement with Chief Operating Officer and Chief Financial Officer *(17)
10.20	Written Description of 2007 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(18)
10.21	Written Description of 2008 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(19)
10.22	Written Description of 2008 Executive Incentive Compensation Annual Plan-Chief Financial Officer *(20)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Share” in the 2007 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2007 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant ( See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement

___________________

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.
(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Date: March 31, 2008	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer (Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer and Director		Director
	(Principal Executive Officer)	Date:	March 31, 2008
Date:	March 31, 2008

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 31, 2008
Date:	March 31, 2008

By:	/s/ Wayne V. Barnes	By:	/s/ Don M. Gibson
	Wayne V. Barnes		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 31, 2008	Date:	March 31, 2008

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 31, 2008	Date:	March 31, 2008

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 31, 2008	Date:	March 31, 2008