Form 10-Q
period 2008-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2008-05-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2008
Common Stock, Par Value $0.10 per share	2,706,052 Shares

PART I
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	3/31/08	12/31/07
Cash	$8,475,724	11,135,960
Interest-bearing deposits in other financial institutions	4,177,439	910,242
Cash and cash equivalents	12,653,163	12,046,202
Available-for-sale securities	63,241,297	14,729,938
Held-to-maturity securities	630,918	654,775
Stock in Federal Home Loan Bank, at cost	5,061,061	4,014,700
Mortgage loans held for sale	938,825	2,141,998
Loans receivable, net of allowance for loan losses of March 31, 2008 - $5,446,669 - December 31, 2007 - $5,962,923	530,933,732	514,100,035
Accrued interest receivable:
Loans	2,167,643	3,218,845
Investments	291,104	104,603
Prepaid expenses and other assets	2,617,698	2,841,411
Foreclosed assets held for sale	988,107	727,422
Premises and equipment	9,602,133	9,442,350
Income taxes receivable	816,682	-
Deferred income taxes	1,495,663	1,755,701
	$631,438,026	565,777,980

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$431,104,544	418,191,284
Federal Home Loan Bank advances	97,936,000	76,086,000
Securities sold under agreements to repurchase	39,750,000	9,849,295
Subordinated debentures	15,465,000	15,465,000
Notes payable	1,435,190	718,190
Advances from borrowers for taxes and insurance	312,229	157,811
Accrued expenses and other liabilities	409,709	299,005
Accrued interest payable	1,790,102	1,793,663
Dividend payable	469,109	469,373
Income taxes payable	-	61,699
	588,671,883	523,091,320

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock:
$0.10 par value; authorized 10,000,000 shares;issued March 31, 2008 - 6,748,835 shares December 31, 2007 - 6,736,485 shares	674,884	673,649
Additional paid-in capital	57,853,192	57,571,929
Unearned ESOP shares	(1,059,930)	(1,116,930)
Retained earnings, substantially restricted	45,554,790	45,402,449
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities,net of income taxes	602,325	503,767
	103,625,261	103,034,864
Treasury stock, at cost; March 31, 2008 - 4,036,680 shares;
December 31, 2007 - 4,017,166 shares	(60,859,118)	(60,348,204)
	42,766,143	42,686,660
	$631,438,026	565,777,980

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE  MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	3/31/2008	3/31/2007
INTEREST INCOME
Loans	$8,602,216	9,387,562
Investment securities	575,165	97,241
Other	53,652	81,185
	9,231,033	9,565,988
INTEREST EXPENSE
Deposits	3,986,532	3,505,416
Federal Home Loan Bank advances	733,289	1,175,193
Other	481,245	265,878
	5,201,066	4,946,487
NET INTEREST INCOME	4,029,967	4,619,501
PROVISION FOR LOAN LOSSES	820,000	210,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,209,967	4,409,501
NONINTEREST INCOME
Service charges	459,400	552,482
Other fees	6,398	16,836
Gain on sale of investment securities	-	192,616
Gain on sale of loans	231,077	292,697
Loss on foreclosed assets	(13,202)	(2,295)
Other income	198,178	168,977
	881,851	1,221,313

NONINTEREST EXPENSE
Salaries and employee benefits	1,891,462	1,742,884
Occupancy	387,588	411,753
SAIF deposit insurance premiums	62,499	9,665
Data processing	89,816	97,703
Advertising	99,999	99,999
Other expense	570,044	512,544
	3,101,408	2,874,548
INCOME BEFORE INCOME TAXES	990,410	2,756,266
PROVISION FOR INCOME TAXES	373,552	1,002,726
NET INCOME	$616,858	1,753,540

BASIC EARNINGS PER SHARE	$0.24	0.63
DILUTED EARNINGS PER SHARE	$0.23	0.62

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2008 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	$673,649	57,571,929	(1,116,930)	(60,348,204)	45,402,449	503,767	42,686,660
Comprehensive income
Net income	-	-	-	-	616,858	-	616,858
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	98,558	98,558
Total comprehensive income							715,416
Dividends ($0.18 per share)	-	-	-	-	(464,517)	-	(464,517)
Stock award plans	-	24,304	-	-	-	-	24,304
Stock options exercised	1,235	163,887	-	-	-	-	165,122
Release of ESOP shares	-	93,072	57,000	-	-	-	150,072
Treasury stock purchased	-	-	-	(510,914)	-	-	(510,914)
Balance, March 31, 2008	$674,884	57,853,192	(1,059,930)	(60,859,118)	45,554,790	602,325	42,766,143

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$616,858	1,753,540
Items not requiring (providing) cash:
Deferred income taxes	202,155	106,728
Depreciation	209,519	218,551
Provision for loan losses	820,000	210,000
Gain on loans and investment securities	(231,077)	(485,313)
Loss (gain) on sale of foreclosed assets	453	(2,878)
Amortization of deferred income, premiums and discounts	3,862	31,635
Stock award plan expense	24,304	13,119
Origination of loans held for sale	(14,332,451)	(16,874,472)
Proceeds from sale of loans held for sale	15,766,701	16,915,954
Release of ESOP shares	150,072	166,404
Changes in:
Accrued interest receivable	864,701	49,534
Prepaid expenses and other assets	223,713	89,775
Accounts payable and accrued expenses	107,143	58,793
Income taxes receivable	(878,381)	753,612
Net cash provided by operating activities	3,547,572	3,004,982
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(18,162,773)	8,909,311
Principal payments on available-for-sale securities	398,106	34,405
Principal payments on held-to-maturity securities	23,857	30,780
Proceeds from maturities of available-for-sale securities	1,550,000	-
Purchase of premises and equipment	(369,302)	(122,581)
Purchase of available-for-sale securities	(50,306,886)	(500,000)
Proceeds from sale of available-for-sale securities	-	687,737
(Purchase) redemption of FHLB stock	(1,046,361)	1,836,657
Proceeds from sale of foreclosed assets	247,938	2,878
Net cash provided by (used in) investing activities	(67,665,421)	10,879,187
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	165,122	804,250
Cash dividends paid	(464,781)	(468,437)
Net increase in demand deposits, NOW accounts and savings accounts	7,212,287	23,540,327
Net increase in certificates of deposit	5,700,973	5,757,147
Net increase in securities sold under agreements to repurchase	29,900,705	20,280
Proceeds from FHLB advances	570,300,000	476,476,300
Repayments of FHLB advances	(548,450,000)	(518,890,300)
Proceeds from issuance of notes payable	717,000	-
Advances from borrowers for taxes and insurance	154,418	115,655
Treasury stock purchased	(510,914)	(985,319)
Net cash provided by (used in) financing activities	64,724,810	(13,630,097)
INCREASE IN CASH AND CASH EQUIVALENTS	606,961	254,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,046,202	14,880,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,653,163	15,134,673

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2007 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2008:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2008	118,033	114,206	$20.48
Granted	27,000	20,000	28.74
Exercised	(5,750)	(6,600)	13.37
Forfeited	-	-	-
Balance outstanding as of March 31, 2008	139,283	127,606	22.26
Options exercisable as of March 31, 2008	62,186	67,606	17.11

Stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 was $24,304 and $13,119, respectively. As of March 31, 2008, there was $294,110 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended March 31, 2008
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$616,858	2,605,280	0.24
Effect of Dilutive Securities: Stock Options		42,168
Diluted Earnings per Share	$616,858	2,647,448	0.23

	For three months ended March 31, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,753,540	2,760,860	0.63
Effect of Dilutive Securities: Stock Options		75,319
Diluted Earnings per Share	$1,753,540	2,836,179	0.62

Note 5: Other Comprehensive Income

	3/31/2008	3/31/2007
Unrealized gains (losses) on available-for-sale securities	$156,441	(673,850)
Less: Reclassification adjustment for realized gains included in income	-	(192,616)
Other comprehensive income (loss), before tax effect	156,441	(481,234)
Tax expense (benefit)	57,883	(178,057)
Other Comprehensive Income (Loss)	$98,558	(303,177)

Note 6: New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The provisions of FASB 157 were effective as of January 1, 2008.  The adoption of the standard did not have a material impact on the consolidated financial statements.  In February 2008, Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157 was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits companies to choose to measure financial instruments and certain other financial assets and liabilities at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The provisions of this statement were effective for the Company as of January 1, 2008.   The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why and entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 7: Fair Value Disclosures

As discussed in Note 6, SFAS No. 157 was implemented by the Company effective January 1, 2008.  SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3:  Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Available-for-sale securities:  Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 1 and Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels, market consensus prepayment speeds, among other things.

Loans:   The Company does not record loans at fair value on a recurring basis.  However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Impaired loans:   Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Available-for-sale securities	$1,315	61,926	-	63,241

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2008, that were still held on the balance sheet at March 31, 2008, were valued using the valuation inputs shown below (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	-	5,130	5,130

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include non-financial long-lived assets, such as premises and equipment.  As stated above in Note 6, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2007.

Financial Condition

The Company’s total assets increased $65,660,046 (12%) from $565,777,980 as of December 31, 2007, to $631,438,026 as of March 31, 2008.

Cash and cash equivalents increased $606,961 (5%) from $12,046,202 as of December 31, 2007, to $12,653,163 as of March 31, 2008.

Securities available-for-sale increased $48,511,359 (329%) from $14,729,938 as of December 31, 2007, to $63,241,297 as of March 31, 2008. The increase is primarily due to purchases of $50,306,886 offset by maturities of $1,550,000.  Approximately $35 million of the purchases were due to a structured leveraged transaction completed during the period.  The Bank currently holds 26,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $26,057 in the available-for-sale category.  As of March 31, 2008, the gross unrealized gain on the FHLMC stock was $647,455, a decrease from $880,205 as of December 31, 2007.

Securities held-to-maturity decreased primarily due to principal repayments by $23,857 (4%) from $654,775 as of December 31, 2007, to $630,918 as of March 31, 2008.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $1,046,361 (26%), due to purchases of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable increased by $16,833,697 (3%) from $514,100,035 as of December 31, 2007, to $530,933,732 as of March 31, 2008.  Commercial real estate loans increased by $29,052,472 (17%) from $175,995,074 as of December 31, 2007, to $205,047,546 as of March 31, 2008.  Commercial loans decreased $3,206,966 (3%) from $104,025,575 as of December 31, 2007, to $100,818,609 as of March 31, 2008.  Permanent multi-family loans decreased by $6,660,477 (16%) from $41,947,555 as of December 31, 2007, to $35,287,078 as of March 31, 2008.  Construction loans decreased by $9,965,895 (11%) to $79,758,325 as of March 31, 2008 compared to $89,724,220 as of December 31, 2007. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses decreased $516,254 (9%) from $5,962,923 as of December 31, 2007 to $5,446,669 as of March 31, 2008. The allowance decreased due to net loan charge-offs of $1,336,254 exceeding the provision for loan losses of $820,000 recorded during the period.  Management charged-off $1.2 million relating to two specific loans that had been identified and classified as impaired at quarter end and at December 31, 2007.  Due to loan growth, the charge-offs noted and continuing concerns over the local and national economy, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2008 and 2007 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of net loans outstanding, as of March 31, 2008 and December 31, 2007 was 1.03% and 1.16%, respectively.  The allowance for loan losses, as a percentage of impaired loans outstanding, as of March 31, 2008 and December 31, 2007 was 85.6% and 82.2%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Deposits increased $12,913,260 (3%) from $418,191,284 as of December 31, 2007, to $431,104,544 as of March 31, 2008.  For the three months ended March 31, 2008, checking and savings accounts increased by $7,212,287 and certificates of deposits increased by $5,700,973.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on retail customers offset by a decrease in brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances increased by $21,850,000 from $76,086,000 as of December 31, 2007, to $97,936,000 as of March 31, 2008 primarily to fund asset growth during the period.

Securities sold under agreements to repurchase increased $29,900,705 (304%) from $9,849,295 as of December 31, 2007, to $39,750,000 as of March 31, 2008, due to the structured leveraged transaction completed during the period.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale, net of tax) increased $79,483 from $42,686,660 as of December 31, 2007, to $42,766,143 as of March 31, 2008. The Company’s net income during this period was $616,858 which was partially offset by dividends in the amount of  $469,109 which were declared on March 27, 2008 and paid on April 18, 2008, to stockholders of record as of April 7, 2008.  In addition, the increase in stockholders’ equity was further offset as the Company repurchased 19,514 shares of treasury stock at an aggregate cost of $510,914 (an average cost of $26.18 per share).  On a per share basis, stockholders’ equity increased from $16.37 as of December 31, 2007 to $16.41 as of March 31, 2008.

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

	Three Months ended 3/31/2008			Three Months ended 3/31/2007
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$520,562	8,602	6.61%	$478,767	9,388	7.84%
Investment securities	44,073	575	5.22%	8,480	97	4.58%
Other assets	6,285	54	3.41%	8,968	81	3.61%
Total interest-earning	570,920	9,231	6.47%	496,215	9,566	7.71%
Noninterest-earning	19,942			16,803
	$590,862			$513,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,642	51	1.61%	$14,804	95	2.57%
Transaction accounts	99,107	562	2.27%	93,044	653	2.81%
Certificates of deposit	276,797	3,364	4.86%	225,504	2,757	4.89%
FHLB Advances	84,561	733	3.47%	88,300	1,175	5.32%
Securities sold under agreements to repurchase	29,861	224	3.00%	1,465	10	2.73%
Subordinated debentures	15,465	257	6.65%	15,465	257	6.65%
Other borrowed funds	919	10	4.35%	-	-	0.00%
Total interest-bearing	519,352	5,201	4.01%	438,582	4,947	4.51%
Noninterest-bearing	28,300			28,237
Total liabilities	547,652			466,819
Stockholders’ equity	43,210			46,199
	$590,862			$513,018
Net earning balance	$51,568			$57,633
Earning yield less costing rate			2.46%			3.20%
Net interest income, and net yield spread on interest earning assets		$4,030	2.82%		$4,619	3.72%
Ratio of interest-earning assets to interest-bearing liabilities		110%			113%

Results of Operations - Comparison of Three Month Periods Ended March 31,  2008 and 2007

Net income for the three months ended March 31, 2008 was $616,858 as compared to $1,753,540 for the three months ended March 31, 2007, which represents a decrease in earnings of $1,136,682 (65%) for the three month period ended March 31, 2008.

Interest Income

Total interest income for the three months ended March 31, 2008, decreased $334,955 (4%) as compared to the three months ended March 31, 2007.  For the three month period ended March 31, 2008 compared to the same period in 2007, the average yield on interest earning assets decreased 124 basis points to 6.47%, and the average balance of interest earnings assets increased approximately $74,705,000.  The Company’s decline in the average yield on interest earning assets was due to the Federal Reserve’s significant interest rate cuts of 3% since September 2007.  This affected the Company’s yield on loans which are tied to the prime rate.

Interest Expense

Total interest expense for the three months ended March 31, 2008, increased $254,579 (5%) when compared to the three months ended March 31, 2007.  For the three month period ended March 31, 2008, the average cost of interest bearing liabilities decreased 50 basis points to 4.01%, and the average balance of interest bearing liabilities increased approximately $80,770,000 when compared to the same period in 2007.

Net Interest Income

Net interest income for the three months ended March 31, 2008, decreased $589,534 (13%) when compared to the same period in 2007. The average balance of interest bearing liabilities increased by approximately $6,065,000 more than the average balance in interest earning assets increased when comparing the three month period ended March 31, 2008 to the same period in 2007.  For the three month period ended March 31, 2008, the earning yield minus the costing rate spread decreased 74 basis points to 2.46% when compared to the same period in 2007.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan loss of $820,000 for the three months ended March 31, 2008, compared to $210,000 for the same period in 2007.  This increase is due to the Bank’s continued loan growth, increased charge-offs on two specific loans for the period and continuing concerns over the local and national economy.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $339,462 (28%) for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Gains on sales of investment securities decreased $192,616 (100%) due to the Bank’s suspension of selling shares of its Freddie Mac (FRE) equity investment, due to the significant financial downturn in FRE and a sharp decline in its stock price.  Service charges on transaction accounts decreased by $93,082 (17%) during the three months ended March 31, 2008 when compared to the same period in 2007, primarily due to declines in overdraft charges.  Gain on sale of loans decreased $61,620 (21%) for the three months ended March 31, 2008 when compared to the same period in 2007.

Noninterest Expense

Noninterest expense increased $226,860 (8%) for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Salaries and employee benefits increased $148,578 (9%) for the three months ended March 31, 2008 when compared to the same period in 2007.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, corporate services, human resources, marketing and internal audit throughout fiscal year 2007.  SAIF deposit insurance premiums increased $52,834 (547%) due to the increase in Federal Deposit Insurance Corporation insurance premium assessments in 2007.  Because of credits available to the Company for 2007, these increased costs were not owed by the Company until the first quarter of 2008.

Provision for Income Taxes

There was a decrease of $629,174 (63%) in the provision for income taxes for the three months ended March 31, 2008 as compared to the same period in 2007 due to a decrease in taxable income for the period.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of impaired loans outstanding, as of March 31, 2008 and December 31, 2007 was 85.6% and 82.2%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2008, were $17.4 million or 2.76% of total assets as compared to $17.8 million, or 3.41% of total assets at December 31, 2007.  Management considered impaired and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2008	12/31/2007	12/31/2006
Impaired loans	$6,366	7,254	2,748
Real estate acquired in settlement of loans	988	727	173
Total nonperforming assets	$7,354	7,981	2,921

Total nonperforming assets as a percentage of total assets	1.16%	1.41%	0.56%
Allowance for loan losses	$5,447	5,963	5,783
Allowance for loan losses as a percentage of net loans	1.03%	1.16%	1.20%

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2008 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and  100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$54,750	$16,605	44%	8.91%	2.85%
+200	50,166	12,021	32%	8.10%	2.04%
+100	44,602	6,457	17%	7.14%	1.08%
NC	38,145	-	-	6.06%	-
-100	30,651	(7,494)	-20%	4.83%	-1.23%
-200	22,769	(15,376)	-40%	3.55%	-2.51%
-300	18,127	(20,018)	-52%	2.80%	-3.26%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s first quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	4,893	$25.10	4,893	255,785
February 1, 2008 to February 29, 2008	8,900	$26.68	8,900	246,885
March 1, 2008 to March 31, 2008	5,721	$26.34	5,721	241,164
Total	19,514	$26.18	19,514

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Common Security Holders
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 15, 2008
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 15, 2008
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)