Form 10-Q
period 2008-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2008-08-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2008
Common Stock, Par Value $0.10 per share	2,700,233 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	6/30/08	12/31/07
Cash	$11,257,242	$11,135,960
Interest-bearing deposits in other financial institutions	6,971,158	910,242
Cash and cash equivalents	18,228,400	12,046,202
Available-for-sale securities	63,696,244	14,729,938
Held-to-maturity securities	609,765	654,775
Stock in Federal Home Loan Bank, at cost	6,170,800	4,014,700
Mortgage loans held for sale	772,598	2,141,998
Loans receivable, net of allowance for loan losses of June 30, 2008 - $10,799,133 - December 31, 2007 - $5,962,923	553,094,245	514,100,035
Accrued interest receivable:
Loans	2,587,737	3,218,845
Investments	355,422	104,603
Prepaid expenses and other assets	2,902,552	2,841,411
Foreclosed assets held for sale	2,577,761	727,422
Premises and equipment	10,823,618	9,442,350
Income taxes receivable	499,527	-
Deferred income taxes	4,885,446	1,755,701
	$667,204,115	$565,777,980

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$446,725,947	$418,191,284
Federal Home Loan Bank advances	123,436,000	76,086,000
Securities sold under agreements to repurchase	39,750,000	9,849,295
Subordinated debentures	15,465,000	15,465,000
Notes payable	1,435,190	718,190
Advances from borrowers for taxes and insurance	441,221	157,811
Accrued expenses and other liabilities	537,864	299,005
Accrued interest payable	1,939,993	1,793,663
Dividend payable	467,989	469,373
Income taxes payable	-	61,699
	630,199,204	523,091,320

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock: $0.10 par value; authorized 10,000,000 shares; issued June 30, 2008 - 6,777,800 shares; December 31, 2007 - 6,736,485 shares	677,780	673,649
Additional paid-in capital	58,342,449	57,571,929
Unearned ESOP shares	(1,002,930)	(1,116,930)
Retained earnings, substantially restricted	42,592,014	45,402,449
Accumulated other comprehensive income (loss)	(1,791,048)	503,767
	98,818,265	103,034,864
Treasury stock, at cost; June 30, 2008 - 4,077,567 shares; December 31, 2007 - 4,017,166 shares	(61,813,354)	(60,348,204)
	37,004,911	42,686,660
	$667,204,115	$565,777,980

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
INTEREST INCOME
Loans	$8,045,298	$8,946,939	$16,647,514	$18,334,501
Investment securities	829,023	91,781	1,404,188	189,022
Other	50,883	98,039	104,535	179,224
	8,925,204	9,136,759	18,156,237	18,702,747
INTEREST EXPENSE
Deposits	3,520,038	3,951,753	7,506,570	7,457,169
Federal Home Loan Bank advances	762,156	814,145	1,495,445	1,989,338
Other	529,516	262,498	1,010,761	528,376
	4,811,710	5,028,396	10,012,776	9,974,883
NET INTEREST INCOME	4,113,494	4,108,363	8,143,461	8,727,864
PROVISION FOR LOAN LOSSES	5,684,079	210,000	6,504,079	420,000
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(1,570,585)	3,898,363	1,639,382	8,307,864
NONINTEREST INCOME
Service charges	502,578	564,594	961,978	1,117,076
Other fees	7,811	36,245	14,209	53,081
Gain (loss) on investment securities	(97,788)	193,355	(97,788)	385,971
Gain on sale of loans	257,428	331,171	488,505	623,868
Income (loss) on foreclosed assets	(32,625)	1,685	(45,827)	(610)
Other income	183,006	174,187	381,184	343,164
	820,410	1,301,237	1,702,261	2,522,550
NONINTEREST EXPENSE
Salaries and employee benefits	1,920,095	1,812,208	3,811,557	3,555,092
Occupancy	407,105	406,454	794,693	818,207
FDIC deposit insurance premiums	62,499	10,582	124,998	20,247
Data processing	92,517	104,566	182,333	202,269
Other expense	730,884	661,978	1,400,927	1,274,521
	3,213,100	2,995,788	6,314,508	5,870,336
INCOME (LOSS) BEFORE INCOME TAXES	(3,963,275)	2,203,812	(2,972,865)	4,960,078
PROVISION (CREDIT) FOR INCOME TAXES	(1,466,995)	787,588	(1,093,443)	1,790,314
NET INCOME (LOSS)	$(2,496,280)	$1,416,224	$(1,879,422)	$3,169,764

BASIC EARNINGS (LOSS) PER SHARE	$(0.96)	$0.51	$(0.72)	$1.15
DILUTED EARNINGS (LOSS) PER SHARE	$(0.96)	$0.50	$(0.72)	$1.12

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$673,649	$57,571,929	$(1,116,930)	$(60,348,204)	$45,402,449	$503,767	$42,686,660
Comprehensive loss
Net loss	-	-	-	-	(1,879,422)	-	(1,879,422)
Change in unrealized appreciation on available-
for-sale securities and change in fair value of
interest rate swaps, net of income taxes	-	-	-	-	-	(2,294,815)	(2,294,815)
Total comprehensive loss							(4,174,237)
Dividends ($0.36 per share)	-	-	-	-	(931,013)	-	(931,013)
Stock award plans	-	48,476	-	-	-	-	48,476
Stock options exercised	4,131	550,280	-	-	-	-	554,411
Release of ESOP shares	-	171,764	114,000	-	-	-	285,764
Treasury stock purchased	-	-	-	(1,465,150)	-	-	(1,465,150)
Balance, June 30, 2008	$677,780	$58,342,449	$(1,002,930)	$(61,813,354)	$42,592,014	$(1,791,048)	$37,004,911

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$665,353	$55,730,352	$(1,344,930)	$(52,869,086)	$41,183,006	$1,534,548	$44,899,243
Comprehensive income
Net income	-	-	-	-	3,169,764	-	3,169,764
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(395,347)	(395,347)
Total comprehensive income							2,774,417
Dividends ($0.34 per share)	-	-	-	-	(937,911)	-	(937,911)
Stock award plans	-	240,722	-	-	-	-	240,722
Stock options exercised	6,388	857,333	-	-	-	-	863,721
Release of ESOP shares	-	222,452	114,000	-	-	-	336,452
Treasury stock purchased	-	-	-	(2,926,544)	-	-	(2,926,544)
Balance, June 30, 2007	$671,741	$57,050,859	$(1,230,930)	$(55,795,630)	$43,414,859	$1,139,201	$45,250,100

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,879,422)	$3,169,764
Items not requiring (providing) cash:
Deferred income taxes	(1,781,997)	(4,658)
Depreciation	432,691	439,278
Provision for loan losses	6,504,079	420,000
Gain on loans and investment securities	(390,717)	(1,009,839)
Gain on sale of foreclosed assets	(2,480)	(13,705)
Amortization of deferred income, premiums and discounts	12,565	(6,431)
Stock award plan expense	48,476	31,235
Origination of loans held for sale	(29,460,245)	(39,066,809)
Proceeds from sale of loans held for sale	31,318,150	39,018,320
Release of ESOP shares	285,764	336,452
Changes in:
Accrued interest receivable	380,289	323,215
Prepaid expenses and other assets	(61,141)	89,545
Accounts payable and accrued expenses	385,189	112,991
Income taxes payable	(561,226)	516,728
Net cash provided by operating activities	5,229,975	4,356,086
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(47,928,718)	6,878,187
Principal payments on held-to-maturity securities	45,097	57,443
Principal payments on available-for-sale securities	1,035,092	112,175
Proceeds from maturities of available-for-sale securities	1,550,000	500,000
Purchase of premises and equipment	(1,813,959)	(181,500)
Purchase of available-for-sale securities	(55,304,401)	(500,000)
Proceeds from sale of available-for-sale securities	-	884,032
Redemption (purchase) of FHLB stock	(2,156,100)	2,146,700
Proceeds from sale of foreclosed assets	582,570	630,410
Net cash provided by (used in) investing activities	(103,990,419)	10,527,447
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	554,411	863,721
Cash dividends paid	(932,397)	(938,892)
Net increase in demand deposits, NOW and savings accounts	17,588,346	19,336,265
Net increase in certificates of deposit	10,946,317	22,344,998
Net increase in securities sold under agreements to repurchase	29,900,705	-
Proceeds from FHLB advances	1,086,450,000	796,538,600
Repayments of FHLB advances	(1,039,100,000)	(848,952,600)
Proceeds from issuance of notes payable	1,064,000	-
Repayments of notes payable	(347,000)	-
Advances from borrowers for taxes and insurance	283,410	309,275
Treasury stock purchased	(1,465,150)	(2,926,544)
Net cash provided by (used in) financing activities	104,942,642	(13,425,177)
INCREASE IN CASH AND CASH EQUIVALENTS	6,182,198	1,458,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,046,202	14,880,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,228,400	$16,338,957

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2007, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2007 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2008:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2008	118,033	114,206	$20.48
Granted	27,000	20,000	28.74
Exercised	(26,313)	(15,002)	13.42
Forfeited	-	-	-
Balance outstanding as of June 30, 2008	118,720	119,204	$23.33
Options exercisable as of June 30, 2008	43,623	64,204	$18.89

Stock-based compensation expense recognized for the three months ended June 30, 2008 and 2007 was $24,172 and $18,116, respectively.   Stock-based compensation expense recognized for the six months ended June 30, 2008 and 2007 was $48,476 and $31,235, respectively.  As of June 30, 2008, there was $269,938 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended June 30, 2008			For six months ended June 30, 2008
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$(2,496,280)	2,599,233	$(0.96)	$(1,879,422)	2,602,257	$(0.72)
Effect of Dilutive Securities:
Stock Options		N/A			N/A
Diluted Earnings per Share	$(2,496,280)	2,599,233	$(0.96)	$(1,879,422)	2,602,257	$(0.72)

	For three months ended June 30, 2007			For six months ended June 30, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,416,224	2,759,338	$0.51	$3,169,764	2,760,095	$1.15
Effect of Dilutive Securities:
Stock Options		64,921			78,410
Diluted Earnings per Share	$1,416,224	2,824,259	$0.50	$3,169,764	2,838,505	$1.12

Due to the Company’s net loss for the three months and six months ended June 30, 2008, no potentially dilutive shares were included in the computation of diluted earnings per share.

Note 5: Other Comprehensive Loss

	6/30/2008	6/30/2007
Unrealized losses on available-for-sale securities and change in fair value of interest rate swaps	$(3,740,351)	$(241,564)
Less: Reclassification adjustment for realized losses (gains) included in income	97,788	(385,971)
Other comprehensive loss, before tax benefit	(3,642,563)	(627,535)
Tax benefit	(1,347,748)	(232,188)
Other Comprehensive Loss	$(2,294,815)	$(395,347)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits companies to choose to measure financial instruments and certain other financial assets and liabilities at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The provisions of this statement were effective for the Company as of January 1, 2008.   The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have a material impact on the consolidated financial statements at adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why and entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009.  The Company is in the process of evaluating the impact on the Company’s financial position, results of operations or cash flows.

Note 7: Derivative Financial Instruments

The Company records all derivative financial instruments at fair value in the financial statements.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as 1) a hedge of fair value of a recognized asset or liability (fair value hedge) or 2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

In June 2008, the Company entered into three, 2 year interest rate swap agreements totaling a $90 million notional amount to hedge against interest rate risk.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At June 30, 2008, the Company reported a $74,330 unrealized loss, net of a $43,654 tax effect, in other comprehensive loss related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense.  For the quarter ended June 30, 2008, there was no ineffectiveness attributable to the cash flow hedges.  A summary of the Company’s derivative financial instruments at June 30, 2008 is shown in the following table:

Inception	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Date	Date	Type	Amount	Received	Hedged	at June 30, 2008

6/3/2008	6/3/2010	Interest rate swap	$50,000,000	5.91% Fixed	Prime Floating	$(174,326)

6/27/2008	6/27/2010	Interest rate swap	20,000,000	6.70% Fixed	Prime Floating + 0.50%	24,619

6/27/2008	6/27/2010	Interest rate swap	20,000,000	5.70% Fixed	Prime Floating - 0.50%	31,723

			$90,000,000			$(117,984)

Note 8: Fair Value Disclosures

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

Derivative Financial Instruments:  Derivatives are recorded at fair value on a recurring basis utilizing Level 2 inputs.  The Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, among other things.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

Financial Assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Available-for-sale securities	$1,172	$62,524	$-	$63,696

Financial Liabilities:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$118	$-	$118

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis during the three months ended June 30, 2008, that were still held on the balance sheet at June 30, 2008, were valued using the valuation inputs shown below (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	$-	$5,130	$5,130

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of June 30, 2008, and the results of operations for the three and six months ended June 30, 2008 and 2007.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates, in general or local economic conditions, in the real estate market, and in federal and state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2007.

Financial Condition

The Company’s total assets increased $101,426,135 (18%) from $565,777,980 as of December 31, 2007, to $667,204,115 as of June 30, 2008.

Cash and cash equivalents increased $6,182,198 (51%) from $12,046,202 as of December 31, 2007, to $18,228,400 as of June 30, 2008.

Securities available-for-sale increased $48,966,306 (332%) from $14,729,938 as of December 31, 2007, to $63,696,244 as of June 30, 2008. The increase is primarily due to purchases of $55,304,401 offset by maturities and principal repayments of $2,585,092.  Approximately $35 million of the purchases were due to a structured leveraged transaction completed during the period.  The Bank currently holds 26,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $26,057 in the available-for-sale category.  As of June 30, 2008, the gross unrealized gain on the FHLMC stock was $410,183, a decrease from $880,205 as of December 31, 2007.

Securities held-to-maturity decreased primarily due to principal repayments by $45,010 (7%) from $654,775 as of December 31, 2007, to $609,765 as of June 30, 2008.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $2,156,100 (54%), due to purchases of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable increased by $38,994,210 (8%) from $514,100,035 as of December 31, 2007, to $553,094,245 as of June 30, 2008.  Commercial real estate loans increased by $38,534,536 (22%) from $175,995,074 as of December 31, 2007, to $214,529,610 as of June 30, 2008.  Commercial loans increased $7,119,969 (7%) from $104,025,575 as of December 31, 2007, to $111,145,544 as of June 30, 2008.  Permanent multi-family loans decreased by $8,955,093 (21%) from $41,947,555 as of December 31, 2007, to $32,992,462 as of June 30, 2008.  Construction loans decreased by $11,128,477 (12%) to $78,595,743 as of June 30, 2008 compared to $89,724,220 as of December 31, 2007. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses increased $4,836,210 (81%) from $5,962,923 as of December 31, 2007 to $10,799,133 as of June 30, 2008. The allowance increased due to the provision for loan losses of $6,504,079 exceeding net loan charge-offs of $1,667,869 recorded during the period.  During the six month period, management charged-off $1.2 million relating to two specific loans that had been identified and classified as impaired at December 31, 2007.  Due to loan growth, the charge-offs noted and increasing concerns about declining real estate values and the difficult market conditions created by the softening economy, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  A significant portion of additional reserves were made on a few problem loans already identified by management in previous quarters.  Due to the concerns discussed above, and as a result of continuing analysis, including new information obtained after the quarter, the reserves are warranted.  See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2008 and 2007 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of net loans outstanding, as of June 30, 2008 and December 31, 2007 was 1.95% and 1.16%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2008 and December 31, 2007 was 149.9% and 82.2%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio at June 30, 2008.

Deposits increased $28,534,663 (7%) from $418,191,284 as of December 31, 2007, to $446,725,947 as of June 30, 2008.  For the six months ended June 30, 2008, checking and savings accounts increased by $17,588,346 and certificates of deposits increased by $10,946,317.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on retail customers offset by a decrease in brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances increased by $47,350,000 from $76,086,000 as of December 31, 2007, to $123,436,000 as of June 30, 2008 primarily to fund asset growth during the period.

Securities sold under agreements to repurchase increased $29,900,705 (304%) from $9,849,295 as of December 31, 2007, to $39,750,000 as of June 30, 2008, due to the structured leveraged transaction completed during the period.

Stockholders’ equity (including unrealized depreciation on securities available-for-sale, net of tax) decreased $5,681,749 from $42,686,660 as of December 31, 2007, to $37,004,911 as of June 30, 2008. The Company’s net loss during this period was $1,879,422.  The Company also declared two quarterly dividends totaling $931,013 during the period.  Unrealized depreciation on securities available-for-sale and changes in fair value of interest rate swaps, net of tax, increased $2,294,815 during the period due primarily to increased volatility in the investment portfolio.  In addition, stockholders’ equity further declined as the Company repurchased 60,401 shares of treasury stock at an aggregate cost of $1,465,150 (an average cost of $24.25 per share).  On a per share basis, stockholders’ equity decreased from $16.37 as of December 31, 2007 to $14.23 as of June 30, 2008.

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

The following tables sets forth certain information relating to the Company’s average consolidated statements of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances were derived from average daily balances.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The yields and costs include fees which are considered adjustments to yields.  All dollar amounts are in thousands.

	Three months ended 6/30/2008			Three months ended 6/30/2007
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$552,631	$8,045	5.82%	$469,774	$8,947	7.62%
Investment securities	63,007	829	5.26%	7,916	92	4.65%
Other assets	7,765	51	2.63%	7,744	98	5.06%
Total interest-earning	623,403	8,925	5.73%	485,434	9,137	7.53%
Noninterest-earning	21,961			23,983
	$645,364			$509,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,347	31	0.93%	$13,968	82	2.35%
Transaction accounts	102,899	392	1.52%	106,965	806	3.01%
Certificates of deposit	284,129	3,107	4.37%	239,866	3,064	5.11%
FHLB advances	116,738	762	2.61%	60,028	814	5.42%
Securities sold under agreements to repurchase	39,750	250	2.52%	541	4	2.96%
Subordinated debentures	15,465	256	6.62%	15,465	258	6.67%
Other borrowed funds	1,462	14	3.83%	-	-	0.00%
Total interest-bearing	573,790	4,812	3.35%	436,833	5,028	4.60%
Noninterest-bearing	28,730			26,140
Total liabilities	602,520			462,973
Stockholders’ equity	42,844			46,444
	$645,364			$509,417
Net earning balance	$49,613			$48,601
Earning yield less costing rate			2.37%			2.92%
Net interest income, and net yield spread on interest earning assets		$4,113	2.64%		$4,109	3.39%
Ratio of interest-earning assets to interest-bearing liabilities		109%			111%

	Six months ended 6/30/2008			Six months ended 6/30/2007
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$536,597	$16,648	6.21%	$471,020	$18,335	7.79%
Investment securities	53,540	1,404	5.24%	8,198	189	4.61%
Other assets	7,024	104	2.96%	8,356	179	4.28%
Total interest-earning	597,161	18,156	6.08%	487,574	18,703	7.67%
Noninterest-earning	20,952			23,643
	$618,113			$511,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,994	82	1.26%	$14,386	177	2.46%
Transaction accounts	101,003	954	1.89%	100,004	1,459	2.92%
Certificates of deposit	280,463	6,471	4.61%	232,685	5,821	5.00%
FHLB advances	101,109	1,495	2.96%	74,164	1,989	5.36%
Securities sold under agreements to repurchase	34,805	475	2.73%	1,003	14	2.79%
Subordinated debentures	15,465	512	6.62%	15,465	515	6.66%
Other borrowed funds	1,191	24	4.03%	-	-	0.00%
Total interest-bearing	547,030	10,013	3.66%	437,707	9,975	4.56%
Noninterest-bearing	28,056			27,189
Total liabilities	575,086			464,896
Stockholders’ equity	43,027			46,321
	$618,113			$511,217
Net earning balance	$50,131			$49,867
Earning yield less costing rate			2.42%			3.08%
Net interest income, and net yield spread on interest earning assets		$8,143	2.73%		$8,728	3.58%
Ratio of interest-earning assets to interest-bearing liabilities		109%			111%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2008 and 2007

Net loss for the three months and six months ended June 30, 2008 was ($2,496,280) and ($1,879,422) as compared to net income of $1,416,224 and $3,169,764 for the three months and six months ended June 30, 2007, which represents a decrease in earnings of $3,912,504 (276%) for the three month period, and a decrease in earnings of $5,049,186 (159%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2008, decreased $211,555 (2%) and $546,510 (3%), respectively, as compared to the three months and six months ended June 30, 2007.  For the three month and six month periods ended June 30, 2008 compared to the same periods in 2007, the average yield on interest earning assets decreased 180 basis points to 5.73% and decreased 159 basis points to 6.08%, respectively, while the average balance of interest earning assets increased approximately $137,969,000 and $109,587,000, respectively.  The Company’s decline in the average yield on interest earning assets was due to the Federal Reserve’s significant interest rate cuts of 3.25% since September 2007.  This affected the Company’s yield on loans which are tied to the prime rate.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2008, decreased $216,686 (4%) and increased $37,893 (0%), respectively, when compared to the three months and six months ended June 30, 2007.  For the three month and six month periods ended June 30, 2008 compared to the same periods in 2007, the average cost of interest bearing liabilities decreased 125 basis points to 3.35% and 90 basis points to 3.66%, respectively, while the average balance of interest bearing liabilities increased approximately $136,957,000 and $109,323,000, respectively, when compared to the same periods in 2007.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2008, increased $5,131 (0%) and decreased $584,403 (7%), respectively when compared to the same periods in 2007.  This decrease was primarily due to the significant rate cuts by the Federal Reserve as described above.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $5,684,079 and $6,504,079 for the three months and six months ended June 30, 2008, respectively, compared to $210,000 and $420,000 for the same periods in 2007.  Due to loan growth, the charge-offs noted and increasing concerns about declining real estate values and the difficult market conditions created by the softening economy, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology. A significant portion of additional reserves were made on a few problem loans already identified by management in previous quarters.  Due to the concerns discussed above, and as a result of continuing analysis, including new information obtained after the quarter, the reserves are warranted.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $480,827 (37%) and $820,289 (33%) for the three months and six months ended June 30, 2008, respectively, when compared to the three months and six months ended June 30, 2007.

Gains on sales of investment securities decreased $291,143 (151%) and $483,759 (125%) for the three months and six months ended June 30, 2008 when compared to the same periods in 2007.  These declines were due to the Bank’s suspension of selling shares of its Freddie Mac (FRE) equity investment, due to the significant financial downturn in FRE and a sharp decline in its stock price.  Also, the Company recognized specific losses totaling $97,788 on equity securities associated with companies operating in the financial services sector.  Service charges on transaction accounts decreased by $62,016 (11%) and $155,098 (14%) for the three months and six months ended June 30, 2008 when compared to the same period in 2007, primarily due to declines in overdraft charges.  Gain on sale of loans decreased $73,743 (22%) and $135,363 (22%) for the three months and six months ended June 30, 2008 when compared to the same period in 2007.

Noninterest Expense

Noninterest expense increased $217,312 (7%) and $444,172 (8%) for the three months and six months ended June 30, 2008 when compared to the same periods in 2007.

Salaries and employee benefits increased $107,887 (6%) and $256,465 (7%) for the three months and six months ended June 30, 2008 when compared to the same period in 2007.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, corporate services, human resources, marketing and internal audit throughout fiscal year 2007.

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums increased $51,917 (491%) and $104,751 (517%) for the three months and six months ended June 30, 2008 when compared to the same periods in 2007.  This was due to an increase in FDIC insurance premium assessments in 2007.  Because of credits available to the Company for 2007, these increased costs were not owed by the Company until the first quarter of 2008.

Provision for Income Taxes

The Company recorded a credit for income taxes of $1,466,995 and $1,093,443 for the three and six months ended June 30, 2008, respectively, due to the pre-tax loss recognized for those periods.  This compares to a provision for income taxes of $787,588 and $1,790,314 for the three and six months ended June 30, 2007, respectively.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2008 and December 31, 2007 was 149.9% and 82.2%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2008, were $40.9 million or 6.13% of total assets as compared to $17.8 million, or 3.41% of total assets at December 31, 2007.  Management considered impaired and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2008	12/31/2007	12/31/2006
Nonperforming loans	$7,202	$7,254	$2,748
Real estate acquired in settlement of loans	2,578	727	173
Total nonperforming assets	$9,780	$7,981	$2,921

Total nonperforming assets as a percentage of total assets	1.47%	1.41%	0.56%
Allowance for loan losses	$10,799	$5,963	$5,783
Allowance for loan losses as a percentage of net loans	1.95%	1.16%	1.20%
Allowance for loan losses as a percentage of nonperforming loans	149.94%	82.20%	210.44%

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on either a service-retained basis or service-released basis. This allows the Bank to serve the customer’s needs and retain a banking relationship with respect to such fixed-rate residential loans, while limiting its exposure to the risk associated with  carrying a long-term fixed-rate loan in its loan portfolio.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2008 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and  100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$49,330	$11,666	31%	7.52%	1.92%
+200	46,358	8,694	23%	7.01%	1.40%
+100	42,443	4,779	13%	6.36%	0.76%
NC	37,664	-	-	5.60%	-
-100	32,185	(5,479)	-15%	4.75%	-0.85%
-200	28,390	(9,274)	-25%	4.16%	-1.45%
-300	31,824	(5,840)	-16%	4.62%	-0.99%

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

Derivative Financial Instruments

The Company records all derivative financial instruments at fair value in the financial statements.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as 1) a hedge of fair value of a recognized asset or liability (fair value hedge) or 2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

In June 2008, the Company entered into three, 2 year interest rate swap agreements totaling a $90 million notional amount to hedge against interest rate risk.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At June 30, 2008, the Company reported a $74,330 unrealized loss, net of a $43,654 tax effect, in other comprehensive loss related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense.  For the quarter ended June 30, 2008, there was no ineffectiveness attributable to the cash flow hedges.  A summary of the Company’s derivative financial instruments at June 30, 2008 is shown in the following table:

Inception	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Date	Date	Type	Amount	Received	Hedged	at June 30, 2008

6/3/2008	6/3/2010	Interest rate swap	$50,000,000	5.91% Fixed	Prime Floating	$(174,326)

6/27/2008	6/27/2010	Interest rate swap	20,000,000	6.70% Fixed	Prime Floating + 0.50%	24,619

6/27/2008	6/27/2010	Interest rate swap	20,000,000	5.70% Fixed	Prime Floating - 0.50%	31,723

			$90,000,000			$(117,984)

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase activity of the Company’s common stock during the Company’s second quarter ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	5,703	25.09	5,703	235,461
May 1, 2008 to May 31, 2008	6,033	23.66	6,033	229,428
June 1, 2008 to June 30, 2008	29,151	22.93	29,151	200,277
Total	40,887	23.34	40,887

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

The annual meeting of stockholders of the Company was held on May 28, 2008.  At the meeting the stockholders elected Gregory V. Ostergren and James L. Sivils, III to three-year terms as directors of the Company, while Don M. Gibson, Jack L. Barham, Shaun A. Burke, Kurt Hellweg, Tim Rosenbury, James R. Batten and John Griesemer continue to serve as directors.  Also at that meeting, BKD, LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Director Election:

Nominee	Votes For	Votes Withheld

Gregory V. Ostergren	2,147,396	182,338

James L. Sivils, III	2,147,371	182,363

Auditor Ratification:

Votes for	2,308,166

Votes against	18,383

Abstentions	3,185

Item 5.	Other Information
None.

Item 6.	Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 4: Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 14, 2008
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 14, 2008
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)