Form 10-Q
period 2008-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2008-11-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2008
Common Stock, Par Value $0.10 per share	2,702,233 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	9/30/08	12/31/07
Cash	$12,089,702	$11,135,960
Interest-bearing deposits in other financial institutions	1,068,452	910,242
Cash and cash equivalents	13,158,154	12,046,202
Available-for-sale securities	64,098,996	14,729,938
Held-to-maturity securities	592,812	654,775
Stock in Federal Home Loan Bank, at cost	7,683,800	4,014,700
Mortgage loans held for sale	545,394	2,141,998
Loans receivable, net of allowance for loan losses of September 30, 2008 - $11,506,589 - December 31, 2007 - $5,962,923	566,090,092	514,100,035
Accrued interest receivable	4,167,532	3,323,448
Prepaid expenses and other assets	4,145,133	2,841,411
Foreclosed assets held for sale	6,545,058	727,422
Premises and equipment	11,098,841	9,442,350
Income taxes receivable	317,639	-
Deferred income taxes	4,403,386	1,755,701
	$682,846,837	$565,777,980

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$436,106,488	$418,191,284
Federal Home Loan Bank advances	148,436,000	76,086,000
Securities sold under agreements to repurchase	39,750,000	9,849,295
Subordinated debentures	15,465,000	15,465,000
Notes payable	1,435,190	718,190
Advances from borrowers for taxes and insurance	574,505	157,811
Accrued expenses and other liabilities	527,452	299,005
Accrued interest payable	1,763,757	1,793,663
Dividend payable	-	469,373
Income taxes payable	-	61,699
	644,058,392	523,091,320

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common Stock: $0.10 par value; authorized 10,000,000 shares; issued September 30, 2008 - 6,779,800 shares; December 31, 2007 - 6,736,485 shares	677,980	673,649
Additional paid-in capital	58,529,241	57,571,929
Unearned ESOP shares	(945,930)	(1,116,930)
Retained earnings, substantially restricted	42,893,938	45,402,449
Accumulated other comprehensive income (loss)	(553,430)	503,767
	100,601,799	103,034,864
Treasury stock, at cost; September 30, 2008 - 4,077,567 shares; December 31, 2007 - 4,017,166 shares	(61,813,354)	(60,348,204)
	38,788,445	42,686,660
	$682,846,837	$565,777,980

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
INTEREST INCOME
Loans	$8,337,626	$9,535,244	$24,985,140	$27,869,745
Investment securities	863,757	119,660	2,267,945	308,682
Other	66,416	79,049	170,951	258,273
	9,267,799	9,733,953	27,424,036	28,436,700
INTEREST EXPENSE
Deposits	3,341,155	4,179,228	10,847,725	11,636,397
Federal Home Loan Bank advances	873,536	737,296	2,368,981	2,726,634
Other	532,512	285,221	1,543,273	813,597
	4,747,203	5,201,745	14,759,979	15,176,628
NET INTEREST INCOME	4,520,596	4,532,208	12,664,057	13,260,072
PROVISION FOR LOAN LOSSES	1,675,000	210,000	8,179,079	630,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,845,596	4,322,208	4,484,978	12,630,072
NONINTEREST INCOME
Service charges	528,609	533,718	1,490,587	1,650,794
Other fees	12,911	27,957	27,120	81,038
Gain (loss) on investment securities	-	181,632	(97,788)	567,603
Gain on sale of loans	207,870	282,357	696,375	906,225
Loss on foreclosed assets	(75,006)	(24,826)	(120,833)	(25,436)
Other income	174,510	167,989	555,694	511,153
	848,894	1,168,827	2,551,155	3,691,377
NONINTEREST EXPENSE
Salaries and employee benefits	1,853,483	1,802,147	5,665,040	5,357,239
Occupancy	452,510	400,916	1,247,203	1,219,123
FDIC deposit insurance premiums	82,499	10,954	207,497	31,201
Data processing	95,335	96,136	277,668	298,405
Other expense	683,445	676,405	2,084,372	1,950,926
	3,167,272	2,986,558	9,481,780	8,856,894
INCOME (LOSS) BEFORE INCOME TAXES	527,218	2,504,477	(2,445,647)	7,464,555
PROVISION (CREDIT) FOR INCOME TAXES	227,759	891,786	(865,684)	2,682,100
NET INCOME (LOSS)	$299,459	$1,612,691	$(1,579,963)	$4,782,455

BASIC EARNINGS (LOSS) PER SHARE	$0.11	$0.60	$(0.61)	$1.75
DILUTED EARNINGS (LOSS) PER SHARE	$0.11	$0.59	$(0.61)	$1.70

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$673,649	$57,571,929	$(1,116,930)	$(60,348,204)	$45,402,449	$503,767	$42,686,660
Comprehensive loss
Net loss	-	-	-	-	(1,579,963)	-	(1,579,963)
Change in unrealized appreciation on available-for-sale securities and change in fair value of interest rate swaps, net of income taxes	-	-	-	-	-	(1,057,197)	(1,057,197)
Total comprehensive loss							(2,637,160)
Dividends ($0.36 per share)	-	-	-	-	(931,013)	-	(931,013)
Stock award plans	-	187,877	-	-	-	-	187,877
Stock options exercised	4,331	574,330	-	-	-	-	578,661
Release of ESOP shares	-	195,105	171,000	-	-	-	366,105
Treasury stock purchased	-	-	-	(1,465,150)	-	-	(1,465,150)
Balance, September 30, 2008	$677,980	$58,529,241	$(945,930)	$(61,813,354)	$42,893,938	$(553,430)	$38,788,445

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$665,353	$55,730,352	$(1,344,930)	$(52,869,086)	$41,183,006	$1,534,548	$44,899,243
Comprehensive income
Net income	-	-	-	-	4,782,455	-	4,782,455
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	(567,673)	(567,673)
Total comprehensive income							4,214,782
Dividends ($0.52 per share)	-	-	-	-	(1,414,757)	-	(1,414,757)
Stock award plans	-	327,426	-	-	-	-	327,426
Stock options exercised	7,295	978,381	-	-	-	-	985,676
Release of ESOP shares	-	335,530	171,000	-	-	-	506,530
Treasury stock purchased	-	-	-	(4,969,299)	-	-	(4,969,299)
Balance, September 30, 2007	$672,648	$57,371,689	$(1,173,930)	$(57,838,385)	$44,550,704	$966,875	$44,549,601

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,579,963)	$4,782,455
Items not requiring (providing) cash:
Deferred income taxes	(2,026,792)	(84,008)
Depreciation	677,993	663,496
Provision for loan losses	8,179,079	630,000
Gain on loans and investment securities	(598,587)	(1,473,828)
Loss (gain) on sale of foreclosed assets	26,826	(396)
Amortization of deferred income, premiums and discounts	10,114	5,100
Stock award plan expense	72,211	50,840
Origination of loans held for sale	(40,497,385)	(54,656,645)
Proceeds from sale of loans held for sale	42,790,364	57,900,255
Release of ESOP shares	366,105	506,530
Changes in:
Accrued interest receivable	(844,084)	(78,950)
Prepaid expenses and other assets	(689,431)	212,682
Accounts payable and accrued expenses	198,541	336,860
Income taxes payable	(263,672)	1,204,909
Net cash provided by operating activities	5,821,319	9,999,300
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(67,319,462)	(3,846,875)
Principal payments on held-to-maturity securities	62,113	82,999
Principal payments on available-for-sale securities	1,763,996	211,085
Proceeds from maturities of available-for-sale securities	1,850,000	500,000
Purchase of premises and equipment	(2,334,484)	(2,429,303)
Purchase of available-for-sale securities	(55,383,487)	(10,630,694)
Proceeds from sale of available-for-sale securities	-	1,068,601
Redemption (purchase) of FHLB stock	(3,669,100)	2,340,657
Proceeds from sale of foreclosed assets	1,305,864	1,351,803
Net cash used in investing activities	(123,724,560)	(11,351,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	578,661	985,676
Cash dividends paid	(1,397,921)	(1,400,870)
Net increase in demand deposits, NOW and savings accounts	4,214,518	8,510,522
Net increase in certificates of deposit	13,700,686	48,977,464
Net increase in securities sold under agreements to repurchase	29,900,705	-
Proceeds from FHLB advances	1,884,050,075	1,266,588,600
Repayments of FHLB advances	(1,811,700,075)	(1,321,502,600)
Proceeds from issuance of notes payable	1,064,000	-
Repayments of notes payable	(347,000)	-
Advances from borrowers for taxes and insurance	416,694	434,235
Treasury stock purchased	(1,465,150)	(4,969,299)
Net cash provided by (used in) financing activities	119,015,193	(2,376,272)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,111,952	(3,728,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,046,202	14,880,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,158,154	$11,151,902

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

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2007 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2008:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2008	118,033	114,206	$20.48
Granted	33,000	20,000	27.07
Exercised	(28,313)	(15,002)	13.36
Forfeited	(15,470)	(2,500)	21.17
Balance outstanding as of September 30, 2008	107,250	116,704	$23.36
Options exercisable as of September 30, 2008	33,950	74,204	$19.18

Stock-based compensation expense recognized for the three months ended September 30, 2008 and 2007 was $23,735 and $19,605, respectively.   Stock-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 was $72,211 and $50,840, respectively.  As of September 30, 2008, there was $252,203 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Share

	For three months ended September 30, 2008			For nine months ended September 30, 2008
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$299,459	2,603,686	$0.11	$(1,579,963)	2,602,706	$(0.61)
Effect of Dilutive Securities:
Stock Options		2,789			N/A
Diluted Earnings per Share	$299,459	2,606,475	$0.11	$(1,579,963)	2,602,706	$(0.61)

	For three months ended September 30, 2007			For nine months ended September 30, 2007
	Income Available to Stockholders	Average Shares Outstanding	Per-share	Income Available to Stockholders	Average Shares Outstanding	Per-share
Basic Earnings per Share	$1,612,691	2,694,772	$0.60	$4,782,455	2,738,082	$1.75
Effect of Dilutive Securities:
Stock Options		58,094			78,967
Diluted Earnings per Share	$1,612,691	2,752,866	$0.59	$4,782,455	2,817,049	$1.70

Options to purchase 206,500 shares of common stock were outstanding during the three months ended September 30, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.  Due to the Company’s net loss for the nine months ended September 30, 2008, no potentially dilutive shares were included in the computation of diluted earnings per share.  All outstanding options to purchase common stock were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007.

Note 5: Other Comprehensive Loss

	9/30/2008	9/30/2007
Unrealized losses on available-for-sale securities and change in fair value of interest rate swaps	$(1,775,878)	$(333,465)
Less: Reclassification adjustment for realized losses (gains) included in income	97,788	(567,603)
Other comprehensive loss, before tax benefit	(1,678,090)	(901,068)
Tax benefit	(620,893)	(333,395)
Other Comprehensive Loss	$(1,057,197)	$(567,673)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provided greater transparency about (i) how and why and entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009.  The Company is in the process of evaluating the impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the Company entered into three, 2 year interest rate swap agreements totaling a $90 million notional amount to hedge against interest rate risk on variable rate loans.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At September 30, 2008, the Company reported a $387,003 unrealized gain, net of a $227,288 tax effect, in other comprehensive income related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense.  For the quarter ended September 30, 2008, there was no ineffectiveness attributable to the cash flow hedges.  A summary of the Company’s derivative financial instruments at September 30, 2008 is shown in the following table:

Inception	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Date	Date	Type	Amount	Received	Hedged	at September 30, 2008

6/3/2008	6/3/2010	Interest rate swap	$50,000,000	5.91% Fixed	Prime Floating	$237,235

6/27/2008	6/27/2010	Interest rate swap	20,000,000	6.70% Fixed	Prime Floating + 0.50%	184,981

6/27/2008	6/27/2010	Interest rate swap	20,000,000	5.70% Fixed	Prime Floating - 0.50%	192,075

			$90,000,000			$614,291

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

Financial Assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Available-for-sale securities	$654	$63,445	$-	$64,099

Interest rate swaps	$-	$614	$-	$614

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis during the three months ended September 30, 2008, that were still held on the balance sheet at September 30, 2008, were valued using the valuation inputs shown below (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	$-	$8,825	$8,825

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include non-financial long-lived assets, such as premises and equipment.  As stated above in Note 6, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Note 9: Subsequent Events

In order to address the weakened economy, and specifically the banking sector, and also to help consumers maintain confidence in the banking system, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.

First, the first initiative under EESA was to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Secondly, the Troubled Asset Relief Program (“TARP”) was enacted as part of the EESA.  Under this program, the U.S. Treasury announced on October 24, 2008 its plans to direct $250 billion into preferred stock investments of financial institutions.  The primary terms of the preferred stock are as follows:
•	Pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter;
•	Cannot increase common stock dividends for three years without the consent of the Treasury;
•	Cannot redeem the preferred stock for three years unless from an approved equity offering;
•	Must receive Treasury’s consent to repurchase Company shares of common stock;
•	Treasury receives warrants allowing Treasury to buy common stock equal to 15% of the Treasury’s total investment in the financial institution; and
•	Restricts executive compensation and tax deductibility.

The minimum and maximum investment in the program for each financial institution is an amount equal to 1% of risk-weighted assets and the lesser of $25 billion or 3% of its risk-weighted assets, respectively.  As of September 30, 2008, the maximum investment by the Treasury would be approximately $17 million.  An application to participate in the TARP capital purchase plan must be received by an institution’s primary federal regulator by November 14, 2008.  The Company has filed an application to participate in the program, and if approved, would then have the ability to decide whether or not to participate.

On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provides for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provides full deposit insurance coverage for all non-interest bearing deposit accounts.  The additional insurance coverage is automatically available with no additional cost initially, but will be assessed a cost of 10 basis points on each dollar of non-interest bearing account subsequently, unless the Company elects to opt-out of the program by the established deadline of December 5, 2008.  The Company expects that it will continue to participate in this program after the initial period.

On November 7, 2008, the Company elected to terminate the three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value of $1.7 million.  The gain is being accreted into interest income over the remaining twenty month term in accordance with the stated maturity date of the original agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007.

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

Financial Condition

The Company’s total assets increased $117,068,857 (21%) from $565,777,980 as of December 31, 2007, to $682,846,837 as of September 30, 2008.

Cash and cash equivalents increased $1,111,952 (9%) from $12,046,202 as of December 31, 2007, to $13,158,154 as of September 30, 2008.

Securities available-for-sale increased $49,369,058 (335%) from $14,729,938 as of December 31, 2007, to $64,098,996 as of September 30, 2008. The increase is primarily due to purchases of $55,383,487 offset by maturities and principal repayments of $3,613,996.  Approximately $35 million of the purchases were due to a structured leveraged transaction completed during the period.  The Bank currently holds 26,600 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) stock with an amortized cost of $26,057 in the available-for-sale category.  As of September 30, 2008, the gross unrealized gain on the FHLMC stock was $19,429, a decrease from $880,205 as of December 31, 2007.

Securities held-to-maturity decreased primarily due to principal repayments by $61,963 (9%) from $654,775 as of December 31, 2007, to $592,812 as of September 30, 2008.

Stock in Federal Home Loan Bank of Des Moines (“FHLB”) increased by $3,669,100 (91%), due to purchases of such stock to continue to maintain a level to meet FHLB advance requirements.

Net loans receivable increased by $51,990,057 (10%) from $514,100,035 as of December 31, 2007, to $566,090,092 as of September 30, 2008.  Commercial real estate loans increased by $28,144,104 (16%) from $175,995,074 as of December 31, 2007, to $204,139,178 as of September 30, 2008.  Commercial loans increased $17,263,279 (17%) from $104,025,575 as of December 31, 2007, to $121,288,854 as of September 30, 2008.  Permanent multi-family loans decreased by $9,531,940 (23%) from $41,947,555 as of December 31, 2007, to $32,415,615 as of September 30, 2008.  Construction loans decreased by $75,395 (0%) to $89,648,825 as of September 30, 2008 compared to $89,724,220 as of December 31, 2007.

Allowance for loan losses increased $5,543,666 (93%) from $5,962,923 as of December 31, 2007 to $11,506,589 as of September 30, 2008. The allowance increased due to the provision for loan losses of $8,179,079 exceeding net loan charge-offs of $2,635,413 recorded during the period.  During the nine month period, management charged-off $1.9 million relating to two specific loans that had been identified and classified as impaired at December 31, 2007.  Due to loan growth, the charge-offs and increasing concerns about declining real estate values and the difficult market conditions created by the softening economy, management decided to record a provision for loan losses for this period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  A significant portion of additional reserves were made on a few problem loans already identified by management in previous quarters.  Due to the concerns discussed above, and as a result of continuing analysis, including new information obtained during the quarter, the reserves are warranted.  See discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2008 and 2007 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of net loans outstanding, as of September 30, 2008 and December 31, 2007 was 2.03% and 1.16%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2008 and December 31, 2007 was 106.0% and 82.2%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio at September 30, 2008.

Deposits increased $17,915,204 (4%) from $418,191,284 as of December 31, 2007, to $436,106,488 as of September 30, 2008.  For the nine months ended September 30, 2008, checking and savings accounts increased by $4,214,518 and certificates of deposit increased by $13,700,686.  The increase in checking and savings was due to the Bank’s continued emphasis on developing commercial checking business.  The increase in certificates of deposit was primarily due to the Company’s emphasis on increasing retail customers.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances increased by $72,350,000 from $76,086,000 as of December 31, 2007, to $148,436,000 as of September 30, 2008 primarily to fund asset growth during the period.

Securities sold under agreements to repurchase increased $29,900,705 (304%) from $9,849,295 as of December 31, 2007, to $39,750,000 as of September 30, 2008, due to the structured leveraged transaction completed during the period.

Stockholders’ equity (including unrealized depreciation on securities available-for-sale, net of tax) decreased $3,898,215 from $42,686,660 as of December 31, 2007, to $38,788,445 as of September 30, 2008. The Company’s net loss during this period was $1,579,963.  The Company also declared two quarterly dividends totaling $931,013 during the period.  Unrealized depreciation on securities available-for-sale and changes in fair value of interest rate swaps, net of tax, increased $1,057,197 during the period due primarily to increased volatility in the investment portfolio.  In addition, stockholders’ equity further declined as the Company repurchased 60,401 shares of treasury stock at an aggregate cost of $1,465,150 (an average cost of $24.25 per share).  On a per share basis, stockholders’ equity decreased from $16.37 as of December 31, 2007 to $14.87 as of September 30, 2008.

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

The following tables set forth certain information relating to the Company’s average consolidated statements of financial condition and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances were derived from average daily balances.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The yields and costs include fees which are considered adjustments to yields.  All dollar amounts are in thousands.

	Three months ended 9/30/2008			Three months ended 9/30/2007
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$571,616	$8,338	5.83%	$475,697	$9,535	8.02%
Investment securities	63,729	864	5.42%	9,223	120	5.20%
Other assets	8,105	66	3.26%	7,542	79	4.19%
Total interest-earning	643,450	9,268	5.76%	492,462	9,734	7.91%
Noninterest-earning	26,666			24,187
	$670,116			$516,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,288	31	0.93%	$12,760	73	2.29%
Transaction accounts	111,178	480	1.73%	103,252	776	3.01%
Certificates of deposit	280,324	2,829	4.04%	254,800	3,330	5.23%
FHLB advances	139,220	876	2.52%	54,753	738	5.39%
Securities sold under agreements to repurchase	39,750	260	2.62%	-	-	0.00%
Subordinated debentures	15,465	256	6.62%	15,465	261	6.75%
Other borrowed funds	1,435	15	4.18%	2,003	24	0.00%
Total interest-bearing	600,660	4,747	3.16%	443,033	5,202	4.70%
Noninterest-bearing	31,091			28,437
Total liabilities	631,751			471,470
Stockholders’ equity	38,365			45,179
	$670,116			$516,649
Net earning balance	$42,790			$49,429
Earning yield less costing rate			2.60%			3.21%
Net interest income, and net yield spread on interest earning assets		$4,521	2.81%		$4,532	3.68%
Ratio of interest-earning assets to interest-bearing liabilities		107%			111%

	Nine months ended 9/30/2008			Nine months ended 9/30/2007
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$548,355	$24,985	6.08%	$473,148	$27,870	7.85%
Investment securities	56,959	2,268	5.31%	8,543	309	4.82%
Other assets	7,388	171	3.09%	8,079	258	4.26%
Total interest-earning	612,702	27,424	5.97%	489,770	28,437	7.74%
Noninterest-earning	22,872			23,942
	$635,574			$513,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,093	113	1.15%	$13,836	250	2.41%
Transaction accounts	104,420	1,434	1.83%	101,124	2,235	2.95%
Certificates of deposit	280,416	9,300	4.42%	240,164	9,151	5.08%
FHLB advances	113,114	2,371	2.79%	67,571	2,727	5.38%
Securities sold under agreements to repurchase	36,465	735	2.69%	-	-	0.00%
Subordinated debentures	15,465	768	6.62%	15,465	776	6.69%
Other borrowed funds	1,273	39	4.08%	1,338	38	3.79%
Total interest-bearing	564,246	14,760	3.49%	439,498	15,177	4.60%
Noninterest-bearing	29,867			28,277
Total liabilities	594,113			467,775
Stockholders’ equity	41,461			45,937
	$635,574			$513,712
Net earning balance	$48,456			$50,272
Earning yield less costing rate			2.48%			3.14%
Net interest income, and net yield spread on interest earning assets		$12,664	2.76%		$13,260	3.61%
Ratio of interest-earning assets to interest-bearing liabilities		109%			111%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2008 and 2007

Net income (loss) for the three months and nine months ended September 30, 2008 was $299,459 and ($1,579,963) as compared to net income of $1,612,691 and $4,782,455 for the three months and nine months ended September 30, 2007, which represents a decrease in earnings of $1,313,232 (81%) for the three month period, and a decrease in earnings of $6,362,418 (133%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2008, decreased $466,154 (5%) and $1,012,664 (4%), respectively, as compared to the three months and nine months ended September 30, 2007.  For the three month and nine month periods ended September 30, 2008 compared to the same periods in 2007, the average yield on interest earning assets decreased 215 basis points to 5.76% and decreased 177 basis points to 5.97%, respectively, while the average balance of interest earning assets increased approximately $150,988,000 and $122,932,000, respectively.  The Company’s decline in the average yield on interest earning assets was due to the Federal Reserve’s significant interest rate cuts of 3.25% from September 2007 through April 2008.  This affected the Company’s yield on loans which are tied to the prime rate.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2008, decreased $454,542 (9%) and decreased $416,649 (3%), respectively, when compared to the three months and nine months ended September 30, 2007.  For the three month and nine month periods ended September 30, 2008 compared to the same periods in 2007, the average cost of interest bearing liabilities decreased 154 basis points to 3.16% and 111 basis points to 3.49%, respectively, while the average balance of interest bearing liabilities increased approximately $157,627,000 and $124,748,000, respectively, when compared to the same periods in 2007.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2008, decreased $11,612 (0%) and $596,015 (4%), respectively when compared to the same periods in 2007.  This decrease was primarily due to the significant rate cuts by the Federal Reserve as described above.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,675,000 and $8,179,079 for the three months and nine months ended September 30, 2008, respectively, compared to $210,000 and $630,000 for the same periods in 2007.  Due to loan growth, the charge-offs noted and increasing concerns about declining real estate values and the difficult market conditions created by the softening economy, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology. A significant portion of additional reserves were made on a few problem loans already identified by management in previous quarters.  Due to the concerns discussed above, and as a result of continuing analysis, including new information obtained during the quarter, the reserves are warranted.  The Bank will continue to closely monitor asset quality, its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $319,933 (27%) and $1,140,222 (31%) for the three months and nine months ended September 30, 2008, respectively, when compared to the three months and nine months ended September 30, 2007.

Gains on sales of investment securities decreased $181,632 (100%) and $665,391 (117%) for the three months and nine months ended September 30, 2008 when compared to the same periods in 2007.  These declines were due to the Bank’s suspension of selling shares of its Freddie Mac (FRE) equity investment, due to the significant financial downturn in FRE and a sharp decline in its stock price.  Also, the Company recognized specific losses during the nine month period totaling $97,788 on equity securities associated with companies operating in the financial services sector.  Service charges on transaction accounts decreased by $5,109 (1%) and $160,207 (10%) for the three months and nine months ended September 30, 2008 when compared to the same period in 2007, primarily due to declines in overdraft charges.  Gain on sale of loans decreased $74,487 (26%) and $209,850 (23%) for the three months and nine months ended September 30, 2008 when compared to the same period in 2007.

Noninterest Expense

Noninterest expense increased $180,714 (6%) and $624,886 (7%) for the three months and nine months ended September 30, 2008 when compared to the same periods in 2007.

Salaries and employee benefits increased $51,336 (3%) and $307,801 (6%) for the three months and nine months ended September 30, 2008 when compared to the same period in 2007.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, corporate services, human resources, marketing and internal audit throughout fiscal year 2007.

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums increased $71,545 (653%) and $176,296 (565%) for the three months and nine months ended September 30, 2008 when compared to the same periods in 2007.  This was due to an increase in FDIC insurance premium assessments in 2007.  Because of credits available to the Company for 2007, these increased costs were not owed by the Company until the first quarter of 2008.

Provision for Income Taxes

The Company recorded a provision (credit) for income taxes of $227,759 and ($865,684) for the three and nine months ended September 30, 2008, respectively, due to the pre-tax income (loss) recognized for those periods.  This compares to a provision for income taxes of $891,786 and $2,682,100 for the three and nine months ended September 30, 2007, respectively.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2008 and December 31, 2007 was 106.0% and 82.2%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2008, were $42.5 million or 6.22% of total assets as compared to $17.8 million, or 3.41% of total assets at December 31, 2007.  Management considered impaired and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2008	12/31/2007	12/31/2006
Nonperforming loans	$10,852	$7,254	$2,748
Real estate acquired in settlement of loans	6,545	727	173
Total nonperforming assets	$17,397	$7,981	$2,921

Total nonperforming assets as a percentage of total assets	2.55%	1.41%	0.56%
Allowance for loan losses	$11,507	$5,963	$5,783
Allowance for loan losses as a percentage of net loans	2.03%	1.16%	1.20%
Allowance for loan losses as a percentage of nonperforming loans	106.04%	82.20%	210.44%

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from maturing investment securities and extensions of credit from the FHLB and the Federal Reserve Bank.  While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows are influenced by many factors, which make their cash flows difficult to anticipate.

The Bank uses its liquidity resources principally to satisfy its ongoing commitments which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses.  Management believes that anticipated cash flows and deposit growth will be adequate to meet the Bank’s liquidity needs.

In order to address the weakened economy, and specifically the banking sector, and also to help consumers maintain confidence in the banking system, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.

First, the first initiative under EESA was to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Secondly, the Troubled Asset Relief Program (“TARP”) was enacted as part of the EESA.  Under this program, the U.S. Treasury announced on October 24, 2008 its plans to direct $250 billion into preferred stock investments of financial institutions.  The primary terms of the preferred stock are as follows:
•	Pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter;
•	Cannot increase common stock dividends for three years without the consent of the Treasury;
•	Cannot redeem the preferred stock for three years unless from an approved equity offering;
•	Must receive Treasury’s consent to repurchase Company shares of common stock;
•	Treasury receives warrants allowing Treasury to buy common stock equal to 15% of the Treasury’s total investment in the financial institution; and
•	Restricts executive compensation and tax deductibility.

The minimum and maximum investment in the program for each financial institution is an amount equal to 1% of risk-weighted assets and the lesser of $25 billion or 3% of its risk-weighted assets, respectively.  As of September 30, 2008, the maximum investment by the Treasury would be approximately $17 million.  An application to participate in the TARP capital purchase plan must be received by an institution’s primary federal regulator by November 14, 2008.  The Company has filed an application to participate in the program, and if approved, would then have the ability to decide whether or not to participate.

On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provides for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provides full deposit insurance coverage for all non-interest bearing deposit accounts.  The additional insurance coverage is automatically available with no additional cost initially, but will be assessed a cost of 10 basis points on each dollar of non-interest bearing account subsequently, unless the Company elects to opt-out of the program by the established deadline of December 5, 2008.  The Company expects that it will continue to participate in this program after the initial period.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2008 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$31,256	$(3,116)	-9%	4.73%	-0.35%
+200	32,635	(1,737)	-5%	4.90%	-0.18%
+100	33,624	(748)	-2%	5.00%	-0.07%
NC	34,372	-	-	5.08%	-
-100	35,014	642	2%	5.13%	0.06%
-200	36,259	1,887	5%	5.27%	0.19%
-300	39,796	5,424	16%	5.73%	0.66%

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

In June 2008, the Company entered into three, 2 year interest rate swap agreements totaling a $90 million notional amount to hedge against interest rate risk on variable rate loans.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At September 30, 2008, the Company reported a $387,003 unrealized gain, net of a $227,288 tax effect, in other comprehensive income related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense.  For the quarter ended September 30, 2008, there was no ineffectiveness attributable to the cash flow hedges.  A summary of the Company’s derivative financial instruments at September 30, 2008 is shown in the following table:

Inception	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Date	Date	Type	Amount	Received	Hedged	at September 30, 2008

6/3/2008	6/3/2010	Interest rate swap	$50,000,000	5.91% Fixed	Prime Floating	$237,235

6/27/2008	6/27/2010	Interest rate swap	20,000,000	6.70% Fixed	Prime Floating + 0.50%	184,981

6/27/2008	6/27/2010	Interest rate swap	20,000,000	5.70% Fixed	Prime Floating - 0.50%	192,075

			$90,000,000			$614,291

On November 7, 2008, the Company elected to terminate the three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value of $1.7 million.  The gain is being accreted into interest income over the remaining twenty month term in accordance with the stated maturity date of the original agreements.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2008.

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 14, 2008
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 14, 2008
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)