Form 10-K
period 2008-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2009-03-31
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2008
                                                                - or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

 Commission File Number:      0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter) was $43.5 million.  As of March 18, 2009 there were 2,617,140 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2008 Annual Report”) for the fiscal year ended December 31, 2008 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 27, 2009 (Part III).

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

PART I

Item 1.  Business

Business of the Company

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware-chartered corporation that was formed in September 1997 at the direction of Guaranty Federal Savings Bank, a federal savings bank (the "Bank").  The Company became a unitary savings and loan holding company for the Bank on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company.  The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remaining shares were sold in a public offering.  In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company, and the shares of the Bank held by the public were exchanged for shares of the Company.  All of the shares of the Bank which remained outstanding after the conversion are owned by the Company.  Shares of the Company were issued on December 30, 1997.

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

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, multi-family residential mortgage loans, construction loans, permanent one-to four-family residential mortgage loans and consumer and other loans.  The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities.  The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of investment securities.

The Bank is regulated by the Missouri Division of Finance and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").  See discussion under section captioned “Regulation” in this report.  The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2008 Annual Report is incorporated herein by reference.

Internet Website

The Company’s internet website address is www.gbankmo.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge (other than a user's regular internet access charges) on the Securities and Exchange Commission's website at www.sec.gov.

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa and Ozark, Missouri.  There is a large regional health care presence with two large regional hospitals.  There also are four accredited colleges and one major university.  Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment.  Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield.

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
	Dollars in Thousands
Mortgage loans (includes loans held for sale):
One to four family	$109,688	19%	$85,160	16%	$89,650	18%	$103,532	23%	$121,307	31%
Multi-family	31,757	6%	41,948	8%	50,366	10%	53,631	12%	52,259	13%
Construction	85,073	15%	89,724	17%	83,967	17%	70,390	16%	45,090	11%
Commercial real estate	204,218	36%	175,995	34%	155,801	32%	122,884	28%	97,550	25%
Total mortgage loans	430,736	75%	392,827	75%	379,784	78%	350,437	79%	316,206	80%
Commercial business loans	118,468	21%	104,026	20%	82,676	17%	66,370	15%	55,606	14%
Consumer loans	26,024	5%	25,576	5%	23,708	5%	24,264	6%	25,172	6%
Total consumer and other loans	144,492	25%	129,602	25%	106,384	22%	90,634	21%	80,778	20%
Total loans	575,228	100%	522,429	100%	486,168	100%	441,071	100%	396,984	100%
Less:
Deferred loan fees/costs, net	173		224		115		141		106
Unearned discounts	-		-		-		3		7
Allowance for loan losses	16,728		5,963		5,784		5,400		4,537
Total Loans, net	$558,327		$516,242		$480,269		$435,527		$392,334

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2008.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$24,595	$29,988	$55,105	$109,688
Multi family	14,912	3,727	13,118	31,757
Construction	69,179	14,564	1,330	85,073
Commercial real estate	80,258	114,941	9,019	204,218
Commercial loans	80,812	33,297	4,359	118,468
Consumer loans	2,543	7,350	16,131	26,024
Total loans (1)	$272,299	$203,867	$99,062	$575,228
Less:
Deferred loan fees/costs				173
Allowance for loan losses				16,728
Loans receivable net				$558,327
(1)	Includes mortgage loans held for sale of $1,934

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2008 of all loans due after December 2009, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% ARM
	(Dollars in Thousands)
One-to four-family	$21,921	$65,151	$87,072	75%
Multi-family	10,686	8,195	18,881	43%
Construction	3,178	21,519	24,697	87%
Commercial real estate	47,697	66,930	114,627	58%
Commercial loans	7,112	28,884	35,996	80%
Consumer loans	3,927	17,729	21,656	82%
Total loans (1)	$94,521	$208,408	$302,929	69%
(1)	Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

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

As of December 31, 2008, $109.7 million or 19% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 75% were ARM loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans.  The Bank originates multi-family mortgage loans in its primary lending area.  As of December 31, 2008, $31.8 million or 6% of the Bank's total loan portfolio consisted of multi-family residential real estate loans.  With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate.  Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property.  A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate.  The loan-to-one-borrower limitation, $10.0 million as of December 31, 2008, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2008, construction loans totaled $85.1 million or 15% of the Bank's total loan portfolio.  Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans.  As of December 31, 2008, the Bank has commercial real estate loans totaling $204.2 million or 36% of the Bank's total loan portfolio.  Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases.  The Bank has established its loan-to-one borrower limitation, which was $10.0 million as of December 31, 2008, as its maximum commercial real estate loan amount.  Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2008, the Bank’s commercial real estate loan portfolio included approximately $31.1 million, or 6% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions.  The Bank typically loans up to 80% of the appraised value over terms up to two years.  Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2008, the Bank has commercial business loans totaling $118.5 million or 21% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans.  The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, consumer loans, home equity loans and automobile loans.  As of December 31, 2008, the Bank has such loans totaling $26 million or 5% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

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

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans.  As of December 31, 2008, the Bank has twenty-nine loans 90 days or more past due with a principal balance of $7,027,644 and seventy-six loans between 30 and 89 days past due with an aggregate principal balance of $11,980,379.  The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$2,907	$929	$883	$452	$770
Multi-family	6,552	-	-	-	-
Construction	6,010	459	1,780	-	-
Commercial real estate	517	5,850	-	131	158
	15,986	7,238	2,663	583	928
Non-mortgage loans:
Commercial loans	4,629	-	44	-	-
Consumer and other loans	79	16	41	138	79
	4,708	16	85	138	79
Total non-accrual loans	20,694	7,254	2,748	721	1,007
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	103	-	-	-
Multi-family	-	-	-	-	-
Construction	443	-	-	-	-
Commercial real estate	-	-	-	-	-
	443	103	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	443	103	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$21,137	$7,357	$2,748	$721	$1,007
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	3.80%	1.43%	0.58%	0.17%	0.26%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	3.13%	1.30%	0.52%	0.15%	0.23%

Non-Performing Assets.  Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of all interest at contractual rates becomes doubtful. As part of such review, mortgage loans are placed on non-accrual status generally when either principal or interest is more than 90 days past due, or when other circumstances indicate the collection of principal or interest is in doubt.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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

Non-Performing Assets	As of
	December 31,
	2008	2007	2006	2005	2004
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$2,907	$929	$883	$452	$770
Multi-family	6,552	-	-	-	-
Construction	6,010	459	1,780	-	-
Commercial real estate	517	5,850	-	131	158
	15,986	7,238	2,663	583	928
Non-mortgage loans:
Commercial loans	4,629	-	44	-	-
Consumer and other loans	79	16	41	138	79
	4,708	16	85	138	79
Total non-accrual loans	20,694	7,254	2,748	721	1,007
Real estate and other assets acquired in settlement of loans	5,655	727	173	27	78
Total non-performing assets	$26,349	$7,981	$2,921	$748	$1,085

Total non-accrual loans as a percentage of net loans	3.71%	1.41%	0.57%	0.17%	0.26%
Total non-performing assets as a percentage of total assets	3.90%	1.41%	0.56%	0.16%	0.25%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$791	$716	$69	$8	$23

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2008.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One- to four-family	20	$2,643	60	$6,672	-	$-	-	$-	80	$9,315
Multi-family	1	1,221	2	6,599	-	-	-	-	3	7,820
Construction	14	3,691	20	9,576	-	-	-	-	34	13,267
Commercial real estate	10	4,306	4	1,840	-	-	-	-	14	6,146
Commercial	6	4,416	29	12,385	5	10,533	-	-	40	27,334
Land	-	-	-	-	-	-	-	-	-	-
Other loans	1	2	8	82	-	-	-	-	9	84
Total loans	52	16,279	123	37,154	5	10,533	-	-	180	63,966
Foreclosed assets held-for-sale:
One- to four-family	-	-	4	1,124	-	-	-	-	4	1,124
Land and other assets	-	-	8	4,531	-	-	-	-	8	4,531
Total foreclosed assets	-	-	12	5,655	-	-	-	-	12	5,655
Total	52	$16,279	135	$42,809	5	$10,533	-	$-	192	$69,621

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

As of December 31, 2008 the Bank's total allowance for loan losses was $16.7 million or 2.92% of gross loans outstanding (excluding mortgage loans held for sale). This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

 For fiscal year 2008, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Beginning balance	$5,963	$5,784	$5,400	$4,537	$3,886
Gross loan charge offs
Mortgage Loans:
One- to four-family	(631)	(56)	(286)	(22)	(188)
Multi-family	(401)	(1)	-	-	-
Construction	(2,147)	(317)	(29)	-	-
Commercial real estate	(33)	(49)	-	-	-
	(3,212)	(423)	(315)	(22)	(188)
Non-mortgage loans:
Commercial loans	(677)	-	(206)	(12)	-
Consumer and other loans	(225)	(309)	(126)	(119)	(43)
	(225)	(309)	(126)	(119)	(43)
Total charge offs	(4,114)	(732)	(647)	(153)	(231)
Recoveries
Mortgage Loans:
One- to four-family	21	10	109	61	9
Multi-family	-	-	-	-	-
Construction	63	-	29	-	-
Commercial real estate	-	11	-	-	-
	84	21	138	61	9
Non-mortgage loans:
Commercial loans	13	8	103	-	-
Consumer and other loans	38	42	40	10	9
	51	50	143	10	9
Total recoveries	135	71	281	71	18
Net loan charge-offs	(3,979)	(661)	(366)	(82)	(213)
Provision charged to expense	14,744	840	750	945	864
Ending balance	$16,728	$5,963	$5,784	$5,400	$4,537

Net charge-offs as a percentage of average loans, net	0.70%	0.14%	0.08%	0.02%	0.07%
Allowance for loan losses as a percentage of average loans, net	2.92%	1.24%	1.28%	1.29%	1.39%
Allowance for loan losses as a percentage of total non-performing loans	81%	82%	210%	749%	451%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$12,526	75%	$4,484	75%	$4,512	78%	$4,266	79%	$3,630	80%
Non-Mortgage Loans	4,202	25%	1,479	25%	1,272	22%	1,134	21%	907	20%
Total	$16,728	100%	$5,963	100%	$5,784	100%	$5,400	100%	$4,537	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2008, the Company has investment securities with a carrying value of $66.1 million and an estimated fair value of $66.1 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $65.5 million, or 99.2%, of the Company’s investment securities portfolio are available-for-sale.

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

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	$-	$(6,639)	$19,418
Other	572,087	4,157	(34,611)	541,633
Debt Securities:
U. S. government agencies	2,450,000	24,130	-	2,474,130
Mortgage-backed securities	61,304,310	1,173,274	(7,426)	62,470,158
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	135,538	-	(3,236)	132,302
Mortgage-backed securities	420,927	24,565	(1,395)	444,097
	$64,908,919	$1,226,126	$(53,307)	$66,081,738

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2007
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	$880,205	$-	$906,262
Other	718,190	-	(59,390)	658,800
Debt Securities:
U. S. government agencies	1,800,034	4,049	-	1,804,083
Mortgage-backed securities	11,386,025	84,390	(109,622)	11,360,793
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	148,529	-	(2,000)	146,529
Mortgage-backed securities	506,246	32,397	-	538,643
	$14,585,081	$1,001,041	$(171,012)	$15,415,110

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2006
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$35,847	$2,449,293	$-	$2,485,140
Debt Securities:
U. S. government agencies	4,870,979	1,346	(12,074)	4,860,251
Mortgage-backed securities	563,704	-	(2,774)	560,930
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	158,661	-	(481)	158,180
Mortgage-backed securities	604,364	31,920	-	636,284
	$6,233,555	$2,482,559	$(15,329)	$8,700,785

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2008:

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due after ten years	$2,585,538	5.10%	$2,606,432
Equity securities not due on a single maturity date	598,144	0.00%	561,051
Mortgage-backed securities not due on a single maturity date	61,725,237	5.26%	62,914,255
	$64,908,919	5.30%	$66,081,738

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2008			2007			2006
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	1.13%	$42,949	9%	1.35%	$36,512	9%	1.18%	$35,469	10%
Savings	0.94%	12,253	3%	2.11%	12,421	3%	2.67%	14,316	4%
Money Market	1.85%	52,083	12%	3.48%	64,319	15%	3.38%	52,314	15%
Non-interest bearing demand	0.00%	31,220	7%	0.00%	28,520	7%	0.00%	26,894	8%
Total		138,505	31%		141,772	34%		128,993	37%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	3.69%	216,141	48%	5.09%	190,772	46%	4.81%	167,852	48%
12-23 months	4.06%	10,260	2%	5.12%	57,434	14%	5.02%	35,424	10%
24-35 months	4.14%	58,249	13%	5.04%	12,593	3%	4.93%	11,930	3%
36-47 months	4.76%	10,042	2%	5.14%	5,752	1%	4.82%	3,724	1%
48-59 months	5.01%	8,897	2%	5.33%	6,386	2%	5.24%	2,847	1%
60-71 months	5.00%	3,771	1%	5.28%	3,456	1%	5.41%	1,171	0%
72-95 months	3.94%	1,214	1%	4.55%	26	0%	5.44%	289	0%
Total		308,574	69%		276,419	66%		223,237	63%
Total Deposits		$447,079	100%		$418,191	100%		$352,230	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2008.

(Dollars in thousands)
As of December 31, 2008
Three months or less	$34,346
Over three through six months	11,224
Over six through twelve months	20,801
Over twelve months	31,764
Total	$98,135

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

	As of December 31,
	2008	2007	2006
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$21,386	$69,650	$85,414
One to two years	18,000	386	13,650
Two to three years	25,000	3,000	386
Three to four years	-	-	3,000
Four to five years	15,700	-	-
Over five years	52,350	3,050	5,550
Total	$132,436	$76,086	$108,000

Weighted average rate at end of period	2.49%	4.37%	5.35%

For the period:
Average outstanding balance	$123,611	$65,575	$110,810
Weighted average interest rate	2.60%	5.29%	5.16%

Maximum outstanding as of any month end	$148,436	$92,500	$124,000

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2008	2007	2006
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	6.62%	6.62%	6.62%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank.  The Bank has the ability to borrow $30,634,000 as of December 31, 2008.  The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding.  The Bank had an outstanding balance of $0 as of December 31, 2008.

Securities Sold Under Agreements to Repurchase

The Company borrowed $9.8 million under a structured repurchase agreement in September 2007.  Interest is based on a variable rate of three month LIBOR minus 100 basis points until September 12, 2009 and converts into a fixed rate of 3.56% thereafter until maturity in September 2014.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the transaction after two years.

The Company borrowed $30 million under three structured repurchase agreements in January 2008.  Interest is based on a fixed weighted average rate of 2.65% until maturity in January 2018.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the transactions after two years.

The Company has pledged certain investment securities with a fair value of $51.5 million as of December 31, 2008 to these repurchase agreements.

Notes payable

The Company has a $1.4 million revolving line of credit with a correspondent bank to be used for stock repurchases and investments.  The line of credit was secured by bank stock, bore interest at one-month LIBOR plus 1.75%, payable quarterly, and matured on December 31, 2008.  The balance was $1,435,190 and $718,190 at December 31, 2008 and 2007, respectively.  On January 30, 2009, the outstanding balance of this line of credit was paid in full.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2008 Annual Report. This information is incorporated herein by reference.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  If actual results are different than management’s judgments and estimates, the Company’s financial results could change, and such change could be material to the Company.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2008 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Dividend Payout Ratio	-17%	32%	30%

Return on Average Assets	-0.83%	1.17%	1.33%

Return on Average Equity	-13.13%	13.40%	14.66%

Stockholders' Equity to Assets	5.52%	7.54%	8.55%

EPS Diluted	$(2.06)	$2.19	$2.25
Dividends	$0.36	$0.70	$0.67

Employees

As of March 25, 2009, the Bank has 136 full-time employees and 38 part-time employees.  As of December 31, 2008, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of mortgage and other loans.  The Bank's primary competitors are the financial institutions near each of the Bank's offices.  In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of commercial banks, credit unions, and savings institutions.

Direct competition for savings accounts comes from other savings institutions, credit unions, regional bank and thrift holding companies, and commercial banks located in its primary market area.  Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, insurance companies, and retail stores.  The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.  Competition for origination of real estate and other loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies.

The Bank believes it is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a variety of deposit products, and by emphasizing personal customer service.

Troubled Asset Relief Program

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Department of the Treasury (the "Treasury") to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments under the Troubled Asset Relief Program (”TARP”).  As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $250 billion of funding to eligible financial institutions through the purchase of debt or equity securities from participating institutions.

On January 30, 2009, the Company issued and sold, and the Treasury purchased, (1) 17,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, and (2) a ten-year warrant to purchase up to 459,459 shares of the Company's common stock at an exercise price of $5.55 per share, for an aggregate purchase price of $17.0 million.  The Series A preferred shares pay a dividend at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.

The Series A preferred shares will qualify as Tier 1 capital.  The Series A preferred shares will be callable at par after three years.  Prior to the end of three years, the Series A preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.

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

Recent Regulatory Developments

As mentioned above, EESA was enacted to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

The first initiative under EESA was to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Secondly, TARP was enacted as part of EESA.  See the discussion of the TARP program under the section captioned “Troubled Asset Relief Program”.   In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the Securities and Exchange Commission and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

On January 30, 2009, as part of the CPP, the Company entered into a Securities Purchase Agreement - Standards Terms (the "SPA") with the Treasury pursuant to which the Company sold to the Treasury 17,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the "Series A Preferred Stock") and issued a ten year warrant (the "Warrant") to purchase 459,459 shares of the Company's common stock (the "Common Stock") for $5.55 per share (the "Warrant Shares") for a total purchase price of $17.0 million (the "Transaction").   The Company concluded that the additional capital would increase its ability to provide appropriate lending to consumers and businesses and would enhance the Company’s financial flexibility.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative preferred dividends at a rate of 5% per year for the first five years, payable quarterly, and 9% thereafter. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.  The failure by the Company to pay a total of six quarterly dividends, whether or not consecutive, gives the holders of the Series A Preferred Stock the right to elect two directors to the Company's Board of Directors.

During the first three years after the Transaction, the Company may not redeem the Series A Preferred Stock except in conjunction with a "qualified equity offering" meeting certain requirements. After three years, the Company may redeem the Series A Preferred Stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part, subject to regulatory approval.

The Warrant is exercisable immediately upon issuance and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury.  The Treasury has agreed not to exercise voting rights with respect to the Warrant Shares that it may acquire upon exercise of the Warrant. The number of Warrant Shares may be reduced by up to one-half if the Company completes an equity offering satisfying certain requirements by December 31, 2009. If the Series A Preferred Stock is redeemed in whole, the Company has the right to purchase any shares of the Common Stock held by the Treasury at their fair market value at that time.

The holder has certain registration rights to facilitate a sale of the Series A Preferred Stock upon written request to the Company.  Neither the Series A Preferred Stock, the Warrant nor the Warrant Shares will be subject to any contractual restrictions on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

In conformity with requirements of the SPA and Section 111(b) of EESA, the Company and its subsidiary, Guaranty Bank, and each of its senior executive officers agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to the senior executive officers during the period that the Treasury owns any equity securities acquired in connection with the Transaction.  These limitations generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The applicable senior executive officers have entered into letter agreements with the Company consenting to the foregoing and have executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such senior executive officer's compensation or benefits that are required to comply with Section 111(b) of EESA.

The bank regulatory agencies, the Treasury and the Office of Special Inspector General, also created by EESA, have issued guidance and requests to the financial institutions that participated in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP. The Company has received and has responded to that request.

On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provides for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provides full deposit insurance coverage for all non-interest bearing deposit accounts.  The additional insurance coverage is automatically available with no additional cost initially, but will be assessed a cost of 10 basis points on each dollar of non-interest bearing account subsequently, unless the Company elects to opt-out of the program by the established deadline of December 5, 2008.  The Company has continued its participation in this program after the initial period.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  The ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.  As a result of our participation in the CPP, the restrictions and standards established in the ARRA shall be applicable to the Company.  The ARRA restrictions shall not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient.

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and Guaranty Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or Guaranty Bank.  With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

As of December 31, 2008, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2008 Annual Report.

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

Insurance of Deposit Accounts and Assessments.  The deposit accounts held by the Bank are insured by the DIF generally up to a maximum of $100,000 for each insured account (as defined by law and regulation) and up to a maximum of $250,000 for self-directed retirement accounts.  However, the EESA provides for a temporary increase from $100,000 to $250,000 in deposit insurance per depositor effective October 3, 2008 through December 31, 2009.

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution.  On February 27, 2009, the FDIC increased regular premium rates for 2009, implemented changes to its risk-based assessment system and imposed a special assessment of 20 basis points.  The 20 basis point special assessment on the industry will be effective as of June 30, 2009 payable on September 30, 2009.  On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points.  The approval of the decrease is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion.  Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2008.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2008 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB-Des Moines”), which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB-Des Moines in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2008, the Bank had $6,730,100 in FHLB-Des Moines stock, which was in compliance with this requirement.

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

Shaun A. Burke joined the Bank in March 2004 as president and Chief Executive Officer. Mr. Burke was appointed president and Chief Executive Officer of the Company on February 28, 2005.  Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president and senior credit officer and was a member of the board of directors.  Mr. Burke has a total of 23 years banking experience.  Mr. Burke is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President, Chief Financial Officer and Chief Operations Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 16 years of experience in the financial services and public accounting industries.  Prior to joining the Company, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advising firm, for approximately eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is a current Board member of the local Make-A-Wish Foundation.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank.  He joined the Bank in June 2006.  Mr. Mattson has over 30 years of commercial banking experience.  He was previously with Liberty Bank for six years, including four as Senior Loan Officer.  Mr. Mattson is currently Board President of Ozarks Food Harvest, Inc., member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee.  He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA.

As of December 31, 2008, the age of these individuals was 46 for Mr. Burke, 39 for Mr. Peters, and 55 for Mr. Mattson.

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

Industry Risk

Negative developments (beginning in the late 2007) in the sub-prime mortgage market and the securitization markets for such loans, along with other factors, have resulted in uncertainty in the financial markets and a related significant economic downturn.  This downturn has continued throughout 2008 and beyond.  Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many banks.  In addition, real estate values supporting many loans have declined and may continue.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by institutions to their customers and to each other.  Competition among depository institutions for deposits has increased significantly.  Financial institutions have experienced decreased access to deposits and other borrowings.  The economic pressures and the volatility in the financial markets may adversely affect our business, financial condition, result of operations and ultimately, the Company’s stock price.

Regulatory Risk

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

In order to address the weakened economy, and specifically the banking sector, and also to help consumers maintain confidence in the banking system, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.  The purpose of the many aspects of this legislation is to stabilize the U.S. banking system.  The EESA and any other regulatory initiatives may not have the desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s financial condition and results of operations could be materially and adversely affected.

Troubled Asset Relief Program

With regards to the securities sold to the Treasury under the CPP, if we are unable to redeem the Preferred Shares within 5 years of their issuance, the cost of this capital to us will increase significantly, from 5% per annum to 9% per annum.  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Shares could have a material effect on our liquidity and net income available to common stockholders.

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock without the consent of the Treasury.  These restrictions, together with the potentially dilutive impact of the Warrant, could have a negative effect on the value of our common stock.

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

Lending Risk

There are inherent risks associated with the Company’s lending activities. Changes in economic conditions and changes in interest rates among other things could impact borrowers’ capabilities to repay the Company outstanding loans. A significant portion of the Bank’s loan portfolio is dependent on real estate.  The weakened real estate market has and may continue to increase our level non-performing loans.  While we believe our allowance for loan losses is adequate as of December 31, 2008, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in the Bank making additions to the provision for loan loss during 2009.  For a complete discussion of the risk elements of the Company’s loan portfolio, please refer to page 7.

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

Employment Risk

The Company’s success depends significantly on our Bank officers, especially executive officers Shaun A. Burke, Carter M. Peters and H. Michael Mattson.  Because we do not have employment agreements or non-compete agreements with our officers or employees, they are free to resign at any time and accept an employment offer from another company, including a competitor.  The unexpected loss of key officers may materially and adversely affect our business, financial condition, results of operations and future prospects.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The offices of the Company are located in the main office of the Bank.

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, six full-service branch offices in Springfield, two full-service branch offices in Nixa, Christian County, Missouri, and one full-service branch office in Ozark, Christian County, Missouri.  The Bank has a relatively new main office building, which provides the Bank with a modern office for customer services and projects a favorable image for the Bank in the local marketplace.  The Bank also leases facilities in West Plains, Mountain Grove and Marshfield, Missouri for recently established loan production offices.

The Bank maintains a network of Automated Teller Machines ("ATMs").  A total of 22 ATMs are located at various branches and primarily convenience stores located in Greene and Christian Counties in Missouri.  In addition, the Bank is a member of the TransFund ATM network which provides its customers surcharge free access to over 100 area ATMs and over 700 ATMs nationwide.  The Bank will evaluate and relocate existing ATMs as needed.

Item 3. Legal Proceedings

(a)           Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  As of December 31, 2008, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)           Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2008 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12.  Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2008.

Item 6.  Selected Financial Data

The information contained on pages 4 and 5 under the section captioned “Selected Consolidated Financial and Other Data” of the 2008 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 6 through 20 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2008 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 14 and 15 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2008 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

The financial statements set forth on pages 21 to 50 of the 2008 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 20 of the 2008 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	188,079	24.33	122,500

Equity compensation plans not approved by security holders	36,875	18.01	5,608

Totals	224,954	23.29	128,108

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers this plan and the 2001 SCP (discussed below).  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2008, there are no restricted shares in this plan that are not vested.  There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2008, all restricted shares in this plan are vested.  There have been 11,000 options granted under this plan at a weighted-average exercise price of $23.23 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under this plan is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

PART IV

Item 15.  Exhibits and Financial Schedules

1.           The following financial statements and the report of independent registered public accounting firm included in the 2008 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

2.
Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this Report or incorporated herein by reference:

Index to Exhibits
Exhibit
Number	Exhibit Description

3(i).1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(i).2	Certificate of Designations for the Series A Preferred Stock (21)
3(ii)	Bylaws of Guaranty Federal Bancshares, Inc., as amended (7)
4.1	Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
4.2	Form of Certificate for the Series A Preferred Stock (22)
4.3	Warrant to Purchase Common Stock (23)

The Company hereby agrees to furnish the SEC upon request, copies of (i) the instruments defining the rights of the holders of each issue of its junior subordinated debentures and (ii) the repurchase agreements between the Company and Barclay’s Capital, Inc. dated September 2007 and January 2008.

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
10.23
Letter Agreement dated January 30, 2009, including Securities Purchase Agreement – standard terms incorporated by reference therein, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of Series A Preferred Stock and the Warrant (24)

10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Share” in the 2008 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2008 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant ( See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	CFO certification pursuant to 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement
_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.
(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(21)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(22)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(23)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.

(25)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 31, 2009	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 31, 2009
(Principal Executive Officer)
Date:	March 31, 2009

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 31, 2009
Date:	March 31, 2009

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 31, 2009	Date:	March 31, 2009