Form 10-Q
period 2009-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2009-05-15
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)	☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-23325

Guaranty Federal Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1792717

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1341 West Battlefield
Springfield, Missouri	65807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (417) 520-4333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2009
Common Stock, Par Value $0.10 per share	2,620,940 Shares

PART I
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	3/31/09	12/31/08
Cash	$3,640,524	$3,826,567
Interest-bearing deposits in other financial institutions	58,740,677	11,270,448
Cash and cash equivalents	62,381,201	15,097,015
Interest-bearing deposits	2,689,000	-
Available-for-sale securities	113,910,498	65,505,339
Held-to-maturity securities	532,450	556,465
Stock in Federal Home Loan Bank, at cost	6,730,100	6,730,100
Mortgage loans held for sale	2,929,264	1,933,798
Loans receivable, net of allowance for loan losses of March 31, 2009 - $16,233,456 - December 31, 2008 - $16,728,492	534,575,531	556,393,243
Accrued interest receivable:
Loans	1,910,180	2,310,062
Investments	410,921	322,388
Prepaid expenses and other assets	3,976,955	4,065,359
Foreclosed assets held for sale	5,897,531	5,655,257
Premises and equipment	11,971,012	11,323,463
Income taxes receivable	900,328	9,091
Deferred income taxes	5,244,633	5,768,813
	$754,059,604	$675,670,393

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$530,536,191	$447,079,469
Federal Home Loan Bank advances	111,436,000	132,436,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Notes payable	-	1,435,190
Advances from borrowers for taxes and insurance	304,362	166,327
Accrued expenses and other liabilities	838,763	448,226
Accrued interest payable	1,685,812	1,577,279
	700,016,128	638,357,491

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2009 - 17,000 shares	15,668,116	-
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2009 and December 31, 2008 - 6,779,800 shares;	677,980	677,980
Common stock warrants; March 31, 2009 - 459,459 shares	1,377,811	-
Additional paid-in capital	58,531,989	58,535,159
Unearned ESOP shares	(831,930)	(888,930)
Retained earnings, substantially restricted	38,334,475	39,114,189
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	2,098,389	1,687,858
	115,856,830	99,126,256
Treasury stock, at cost; March 31, 2009 and December 31, 2008 - 4,077,567 shares	(61,813,354)	(61,813,354)
	54,043,476	37,312,902
	$754,059,604	$675,670,393

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	3/31/2009	3/31/2008
Interest Income
Loans	$7,444,709	$8,602,216
Investment securities	829,396	575,165
Other	49,196	53,652
	8,323,301	9,231,033
Interest Expense
Deposits	4,035,306	3,986,532
Federal Home Loan Bank advances	782,250	733,289
Subordinated debentures	255,946	255,946
Other	234,489	225,299
	5,307,991	5,201,066
Net Interest Income	3,015,310	4,029,967
Provision for Loan Losses	980,000	820,000
Net Interest Income After Provision for Loan Losses	2,035,310	3,209,967
Noninterest Income
Service charges	425,189	459,400
Other fees	11,345	6,398
Gain on sale of loans	355,410	231,077
Loss on foreclosed assets	(150,712)	(13,202)
Other income	167,740	198,178
	808,972	881,851
Noninterest Expense
Salaries and employee benefits	2,032,460	1,891,462
Occupancy	481,264	387,588
FDIC deposit insurance premiums	274,530	62,499
Data processing	110,602	89,816
Advertising	90,976	99,999
Other expense	754,733	570,044
	3,744,565	3,101,408
Income (Loss) Before Income Taxes (Credits)	(900,283)	990,410
Provision (Credit) for Income Taxes	(308,163)	373,552
Net Income (Loss)	(592,120)	616,858
Preferred Stock Dividends and Discount Accretion	187,594	-
Net Income (Loss) Available to Common Shareholders	$(779,714)	$616,858

Basic Earnings (Loss) Per Common Share	$(0.30)	$0.24
Diluted Earnings (Loss) Per Common Share	$(0.30)	$0.23

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2009 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$-	$677,980	$-	$58,535,159	$(888,930)	$(61,813,354)	$39,114,189	$1,687,858	$37,312,902
Comprehensive loss
Net loss	-	-	-	-	-	-	(592,120)	-	(592,120)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	410,531	410,531
Total comprehensive loss									(181,589)
Preferred stock issued	15,622,189	-	-	-	-	-		-	15,622,189
Common stock warrants issued	-	-	1,377,811	-	-	-	-	-	1,377,811
Preferred stock discount accretion	45,927	-	-	-	-	-	(45,927)	-	-
Preferred stock dividends accrued (5%)	-	-	-	-	-	-	(141,667)	-	(141,667)
Stock award plans	-	-	-	24,426	-	-	-	-	24,426
Release of ESOP shares	-	-	-	(27,596)	57,000	-	-	-	29,404
Balance, March 31, 2009	$15,668,116	$677,980	$1,377,811	$58,531,989	$(831,930)	$(61,813,354)	$38,334,475	$2,098,389	$54,043,476

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	3/31/2009	3/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(592,120)	$616,858
Items not requiring (providing) cash:
Deferred income taxes	283,074	202,155
Depreciation	249,571	209,519
Provision for loan losses	980,000	820,000
Gain on loans and investment securities	(355,410)	(231,077)
Loss on sale of foreclosed assets	31,636	453
Accretion of gain on termination of interest rate swaps	(254,373)	-
Amortization of deferred income, premiums and discounts	(1,068)	3,862
Stock award plan expense	24,426	24,304
Origination of loans held for sale	(24,292,585)	(14,332,451)
Proceeds from sale of loans held for sale	23,652,529	15,766,701
Release of ESOP shares	29,404	150,072
Changes in:
Accrued interest receivable	311,349	864,701
Prepaid expenses and other assets	88,404	223,713
Accounts payable and accrued expenses	357,403	107,143
Income taxes receivable	(891,237)	(878,381)
Net cash provided by (used in) operating activities	(378,997)	3,547,572
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	19,946,469	(18,162,773)
Principal payments on available-for-sale securities	1,823,631	398,106
Principal payments on held-to-maturity securities	24,015	23,857
Proceeds from maturities of available-for-sale securities	-	1,550,000
Purchase of premises and equipment	(897,120)	(369,302)
Purchase of available-for-sale securities	(54,904,218)	(50,306,886)
Proceeds from sale of available-for-sale securities	5,566,848	-
Purchase of interest-bearing deposits	(2,689,000)	-
Purchase of FHLB stock	-	(1,046,361)
Proceeds from sale of foreclosed assets	632,991	247,938
Net cash used in investing activities	(30,496,384)	(67,665,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	-	165,122
Cash dividends paid	-	(464,781)
Net increase in demand deposits, NOW accounts and savings accounts	100,832,660	7,212,287
Net increase (decrease) in certificates of deposit	(17,375,938)	5,700,973
Net increase in securities sold under agreements to repurchase	-	29,900,705
Proceeds from FHLB advances	-	570,300,000
Repayments of FHLB advances	(21,000,000)	(548,450,000)
Proceeds from issuance of notes payable	-	717,000
Repayments of notes payable	(1,435,190)	-
Advances from borrowers for taxes and insurance	138,035	154,418
Proceeds from preferred stock and warrants	17,000,000	-
Treasury stock purchased	-	(510,914)
Net cash provided by financing activities	78,159,567	64,724,810
INCREASE IN CASH AND CASH EQUIVALENTS	47,284,186	606,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,097,015	12,046,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,381,201	$12,653,163

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2008 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2009:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2009	108,250	116,704	$23.29
Granted	37,500	20,000	5.30
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of March 31, 2009	145,750	136,704	19.63
Options exercisable as of March 31, 2009	48,950	82,704	20.39

Stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was $24,426 and $24,304, respectively. As of March 31, 2009, there was $261,542 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 4: Earnings Per Common Share

	For three months ended March 31, 2009
	Loss Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Loss per Common Share	$(779,714)	2,615,303	(0.30)
Effect of Dilutive Securities: Stock Options		-
Diluted Loss per Common Share	$(779,714)	2,615,303	(0.30)

	For three months ended March 31, 2008
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Earnings per Share	$616,858	2,605,280	0.24
Effect of Dilutive Securities: Stock Options		42,168
Diluted Earnings per Share	$616,858	2,647,448	0.23

Due to the Company’s net loss for the period ended March 31, 2009, no potentially dilutive shares were included in the computation of diluted earnings per common share.

Note 5: Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	3/31/2009	3/31/2008
Unrealized gains on available-for-sale securities	$906,010	$156,441
Accretion of gains on interest rate swaps into income	(254,373)	-
Other comprehensive income, before tax effect	651,637	156,441
Tax expense	241,106	57,883
Other comprehensive income	$410,531	$98,558

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	3/31/2009	12/31/2008

Unrealized gain on available-for-sale securities	$2,058,895	$1,152,885
Unrealized gain on interest rate swaps	1,271,881	1,526,254
	3,330,776	2,679,139
Tax effect	1,232,387	991,281
Net of tax amount	$2,098,389	$1,687,858

Note 6: New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The provisions of SFAS No. 157 were effective as of January 1, 2008.  The adoption of the standard did not have a material impact on the consolidated financial statements.  In February 2008, Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157 was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. The adoption of the standard did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 was effective for the Company on January 1, 2009 and did not have a material impact on the consolidated financial statements at adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This accounting standard will be effective for the Company for the second quarter of 2009. The Company does not anticipate a material impact on the consolidated financial statements at adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This accounting standard will be effective for the Company for the second quarter of 2009. It is not expected to have a material impact on the consolidated financial statements since it is for disclosure purposes only.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary-Impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard will be effective for the Company for the second quarter of 2009. The Company does not anticipate a material impact on the consolidated financial statements at adoption.

Note 7: Fair Value Disclosures

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

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

Foreclosed Assets Held for Sale:  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

3/31/2009
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Available-for-sale securities	$653	113,257	-	$113,910

12/31/2008
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Available-for-sale securities	$561	64,944	-	$65,505

Certain assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets measured at fair value on a non-recurring basis during the three months ended March 31, 2009 and December 31, 2008 were valued using the valuation inputs shown below (dollar amounts in thousands):

3/31/2009
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	-	32,034	$32,034

12/31/2008
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	-	32,706	$32,706

Note 8: Derivative Financial Instruments

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

On November 7, 2008, the Company elected to terminate its three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of $1.7 million.  The remaining gain of $1.3 million as of March 31, 2009 will be accreted into interest income over the remaining fifteen month term in accordance with the stated maturity date of the original agreements.  See Note 5 for the effects of the swaps on the statements of financial condition and statements of operations.

Note 9: Preferred Stock and Common Stock Warrants

On January 30, 2009, as part of the U.S. Department of the Treasury's Troubled Asset Relief Program's Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement - Standard Terms with the United States Department of the Treasury (the "Treasury") pursuant to which the Company sold to the Treasury 17,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") and issued a ten year warrant (the "Warrant") to purchase 459,459 shares of the Company's common stock (the "Common Stock") for $5.55 per share (the "Warrant Shares") for a total purchase price of $17.0 million (the "Transaction").

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative preferred dividends at a rate of 5% per year for the first five years, payable quarterly, and 9% thereafter. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.  The failure by the Company to pay a total of six quarterly dividends, whether or not consecutive, gives the holders of the Series A Preferred Stock the right to elect two directors to the Company's Board of Directors.

During the first three years after the Transaction, the Company may not redeem the Series A Preferred Stock except in conjunction with a "qualified equity offering" meeting certain requirements. After three years, the Company may redeem the Series A Preferred Stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part, subject to regulatory approval.

The Warrant is exercisable immediately upon issuance and expires in ten years. The Warrant has anti-dilution protections and certain other protections for the holder of the Warrant, as well as potential registration rights upon written request from the Treasury.  The Treasury has agreed not to exercise voting rights with respect to the Warrant Shares that it may acquire upon exercise of the Warrant. The number of Warrant Shares may be reduced by up to one-half if the Company completes an equity offering satisfying certain requirements by December 31, 2009. If the Series A Preferred Stock is redeemed in whole, the Company has the right to purchase any shares of the Common Stock held by the Treasury at their fair market value at that time.

The holder of the Warrant has certain registration rights to facilitate a sale of the Series A Preferred Stock upon written request to the Company.  Neither the Series A Preferred Stock, the Warrant nor the Warrant Shares will be subject to any contractual restrictions on transfer, except that Treasury may not transfer the Warrant with respect to, and/or exercise the Warrant for more than one-half of the 459,459 Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least $17.0 million from one or more “Qualified Equity Offerings” and (ii) December 31, 2009.  A “Qualified Equity Offering” is defined as the sale for cash by the Company of preferred stock or common stock that qualifies as Tier 1 capital.

The Company is subject to certain contractual restrictions under the CPP and the Certificate of Designations for the Series A Preferred Stock that could prohibit the Company from declaring or paying dividends on its common stock or the Series A Preferred Stock.

The proceeds from the CPP were allocated between the Series A Preferred Stock and the Warrant based on a fair value assigned using a discounted cash flow model.  This resulted in an initial value of $15.6 million for the Series A Preferred Stock and $1.4 million for the Warrant.  The discount of $1.4 million on the Series A Preferred Stock is being accreted over the straight-line method (which approximates the level-yield method) over five years ending February 28, 2014.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  The ARRA imposes certain additional executive compensation and corporate expenditure limits on all current and future CPP recipients.  These limits are in addition to those previously imposed by the Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”).  As a result of the Company’s participation in the CPP, the restrictions and standards established under EESA and ARRA are applicable to the Company.  Neither the ARRA nor the EESA restrictions shall apply to any CPP recipient, including the Company, at such time that the federal government no longer holds any of the Company’s Series A Preferred Stock.

Note 10: FDIC deposit insurance assessments

On February 27, 2009, the FDIC approved to amend the plan for restoring the Deposit Insurance Fund.  The FDIC approved to increase regular premium rates for 2009, implement changes to the risk-based assessment system and impose a special assessment on insured institutions of 20 basis points.

On March 5, 2009, the FDIC stated that it intends to lower the special assessment from 20 basis points to 10 basis points, contingent upon Congress legislation yet to be enacted.  The legislation relates to increasing the FDIC’s borrowing availability with the Department of the Treasury.  The special assessment will be incurred as of June 30, 2009, payable on September 30, 2009.

As a result of these changes and the special assessment, the Company projects a significant increase in its FDIC deposit insurance premium expense for 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Financial Condition

The Company’s total assets increased $78,389,211 (12%) from $675,670,393 as of December 31, 2008, to $754,059,604 as of March 31, 2009.

Cash and cash equivalents increased $47,284,186 (313%) from $15,097,015 as of December 31, 2008, to $62,381,201 as of March 31, 2009.  The increase was due to the funding provided by the Bank’s successful money market deposit campaign.  See further explanation below.

Securities available-for-sale increased $48,405,159 (74%) from $65,505,339 as of December 31, 2008, to $113,910,498 as of March 31, 2009. The increase is primarily due to purchases of $54.9 million offset by sales and principal payments received of $7.4 million.  The purchases were made with funding provided by the Bank’s successful money market deposit campaign.  See further explanation below.

Securities held-to-maturity decreased primarily due to principal repayments by $24,015 (4%) from $556,465 as of December 31, 2008, to $532,450 as of March 31, 2009.

Net loans receivable decreased by $21,817,712 (4%) from $556,393,243 as of December 31, 2008, to $534,575,531 as of March 31, 2009 primarily due to principal paydowns and unanticipated payoffs.  Commercial real estate loans increased by $8,593,028 (4%) from $204,218,526 as of December 31, 2008, to $212,811,554 as of March 31, 2009.  Commercial loans decreased $11,815,973 (10%) from $118,468,028 as of December 31, 2008, to $106,652,055 as of March 31, 2009.  Permanent multi-family loans decreased by $781,632 (3%) from $31,757,153 as of December 31, 2008, to $30,975,521 as of March 31, 2009.  Construction loans decreased by $14,947,463 (18%) to $70,125,114 as of March 31, 2009 compared to $85,072,577 as of December 31, 2008. Loan growth is anticipated in future quarters and represents a major part of the Bank’s planned asset growth.

Allowance for loan losses decreased $495,036 (3%) from $16,728,492 as of December 31, 2008 to $16,233,456 as of March 31, 2009. The allowance decreased due to net loan charge-offs of $1,475,036 exceeding the provision for loan losses of $980,000 recorded during the period.  Management charged-off specific loans that had been identified and classified as impaired at December 31, 2008.  Due to the charge-offs noted and continuing concerns over the local and national economy and specific borrowers, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2009 and 2008 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding, as of March 31, 2009 and December 31, 2008 was 2.95% and 2.92%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2009 and December 31, 2008 was 71.0% and 80.8%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Deposits increased $83,456,722 (19%) from $447,079,469 as of December 31, 2008, to $530,536,191 as of March 31, 2009.  For the three months ended March 31, 2009, checking and savings accounts increased by $100.8 million and certificates of deposit decreased by $17.4 million.  The increase in checking and savings was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  It is management’s intent to implement additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank of Des Moines (“FHLB”) advances decreased by $21,000,000 from $132,436,000 as of December 31, 2008, to $111,436,000 as of March 31, 2009 due to principal repayments during the period.

Notes payable decreased $1,435,190 (100%) from $1,435,190 as of December 31, 2008, to $0 as of March 31, 2009, due to the full repayment of the existing note payable during the period.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale and interest rate swaps, net of tax) increased $16,730,574 from $37,312,902 as of December 31, 2008, to $54,043,476 as of March 31, 2009. On January 30, 2009, the Company entered into a Securities Purchase Agreement – Standard Terms with the Treasury pursuant to which the Company sold to the Treasury 17,000 shares of Series A Preferred Stock and issued a ten year warrant to purchase 459,459 shares of the Company’s common stock.  This transaction increased stockholders’ equity by $17,000,000 during the period (See Note 9 to the Condensed Consolidated Financial Statements for further discussion).  In addition, in conjuction with the Series A Preferred Stock issuance, the Company accrued $141,667 of dividends (5%) and recorded $45,927 of accretion associated with the discount recognized on the preferred stock.  The Company’s net loss during this period was $592,120.  On a per common share basis, stockholders’ equity increased from $14.28 as of December 31, 2008 to $14.65 as of March 31, 2009.

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

	Three Months ended 3/31/2009			Three Months ended 3/31/2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$563,137	$7,445	5.29%	$520,562	$8,602	6.61%
Investment securities	73,437	829	4.52%	44,073	575	5.22%
Other assets	88,665	49	0.22%	6,285	54	3.44%
Total interest-earning	725,239	8,323	4.59%	570,920	9,231	6.47%
Noninterest-earning	20,889			19,942
	$746,128			$590,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$11,968	27	0.90%	$12,642	51	1.61%
Transaction accounts	174,000	1,144	2.63%	99,107	562	2.27%
Certificates of deposit	309,175	2,864	3.71%	276,797	3,364	4.86%
FHLB Advances	114,005	782	2.74%	84,561	733	3.47%
Securities sold under agreements to repurchase	39,750	232	2.33%	29,861	224	3.00%
Subordinated debentures	15,465	256	6.62%	15,465	257	6.65%
Other borrowed funds	462	3	2.60%	919	10	4.35%
Total interest-bearing	664,825	5,308	3.19%	519,352	5,201	4.01%
Noninterest-bearing	31,926			28,300
Total liabilities	696,751			547,652
Stockholders’ equity	49,377			43,210
	$746,128			$590,862
Net earning balance	$60,414			$51,568
Earning yield less costing rate			1.40%			2.46%
Net interest income, and net interest margin on interest earning assets		$3,015	1.66%		$4,030	2.82%
Ratio of interest-earning assets to interest-bearing liabilities		109%			110%

Results of Operations - Comparison of Three Month Periods Ended March 31,
2009 and 2008

Net loss for the three months ended March 31, 2009 was $592,120 as compared to net income of $616,858 for the three months ended March 31, 2008, which represents a decrease in earnings of $1,208,978 (196%) for the three month period ended March 31, 2009.

Interest Income

Total interest income for the three months ended March 31, 2009, decreased $907,732 (10%) as compared to the three months ended March 31, 2008.  For the three month period ended March 31, 2009 compared to the same period in 2008, the average yield on interest earning assets decreased 188 basis points to 4.59%, and the average balance of interest earning assets increased approximately $154,319,000.  The Company’s decline in the average yield on interest earning assets was primarily due to the Federal Reserve’s significant interest rate cuts of 200 basis points since March 31, 2008.  This affected the Company’s yield on loans which is tied to the prime rate.  Also, the Company increased its investment securities and interest-bearing deposits during the period which, because of the low rate environment for investment yields, decreased the average yield on investment securities and other assets by 70 and 321 basis points, respectively, as compared to the same period in 2008.

Interest Expense

Total interest expense for the three months ended March 31, 2009, increased $106,925 (2%) when compared to the three months ended March 31, 2008.  For the three month period ended March 31, 2009, the average cost of interest bearing liabilities decreased 81 basis points to 3.19%, and the average balance of interest bearing liabilities increased approximately $145,473,000 when compared to the same period in 2008.  The significant increase in the average balance of transaction accounts was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  This initiative to improve core deposit liquidity has increased the Bank’s cost of funds in the near term and is expected to have a short term negative impact on earnings.  It is management’s intent to implement additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.

Net Interest Income

Net interest income for the three months ended March 31, 2009, decreased $1,014,657 (25%) when compared to the same period in 2008. The average balance of interest earning assets increased by approximately $8,846,000 more than the average balance in interest bearing liabilities increased when comparing the three month period ended March 31, 2009 to the same period in 2008.  For the three month period ended March 31, 2009, the earning yield minus the costing rate spread decreased 106 basis points to 1.40% when compared to the same period in 2008.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $980,000 for the three months ended March 31, 2009, compared to $820,000 for the same period in 2008.  This increase is due to the Bank’s increased charge-offs for the period and continuing concerns over the local and national economy and certain specific borrowers.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses as anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $72,879 (8%) for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Gain on sale of loans increased $124,333 (54%) for the three months ended March 31, 2009 when compared to the same period in 2008 due to increased volume associated with the Bank’s selling fixed rate mortgage loans.  Loss on foreclosed assets increased $137,510 (1,042%) for the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to the difficult market conditions causing sharp declines in real estate values on foreclosed properties held or sold by the Company.

Noninterest Expense

Noninterest expense increased $643,157 (21%) for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Salaries and employee benefits increased $140,998 (7%) for the three months ended March 31, 2009 when compared to the same period in 2008.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, finance and risk management in the latter half of fiscal year 2008.  FDIC deposit insurance premiums increased $212,031 (339%) due to the increase in premium assessments beginning in the first quarter of 2009.

Credit for Income Taxes

The credit for income taxes is a direct result of the decrease in the Company’s taxable income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2009 and December 31, 2008 was 71.0% and 80.8%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2009, were $50.7 million or 6.72% of total assets as compared to $47.7 million, or 7.06% of total assets at December 31, 2008.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2009	12/31/2008	12/31/2007
Nonperforming loans	$22,873	$20,694	$7,254
Real estate acquired in settlement of loans	5,897	5,655	727
Total nonperforming assets	$28,770	$26,349	$7,981

Total nonperforming assets as a percentage of total assets	3.82%	3.90%	1.41%
Allowance for loan losses	$16,233	$16,728	$5,963
Allowance for loan losses as a percentage of gross loans	2.95%	2.92%	1.15%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations.  Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities.  The Company’s primary sources of liquidity include cash and cash equivalents, customer deposits and FHLB borrowings.  The Company also has established borrowing lines available from the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $62,381,201 as of March 31, 2009 and $15,097,015 as of December 31, 2008, representing an increase of $47,284,186.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of March 31, 2009, The Bank’s Tier 1 leverage ratio was 8.41%, its Tier 1 risk-based capital ratio was 10.92% and the Bank’s total risk-based capital ratio was 12.19% - all exceeding the minimums of 5%, 6% and 10%, respectively.

With regards to the securities sold to the Treasury under CPP, if the Company is unable to redeem the Series A Preferred Stock within five years of its issuance, the cost of capital to the Company will increase significantly from 5% per annum ($850,000 annually) to 9% per annum ($1,530,000 annually).  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Series A Preferred Stock could have a material effect on the Company’s liquidity and net income available to common stockholders.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2009 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	52,384	(3,199)	-6%	7.02%	-0.31%
+100	54,104	(1,480)	-3%	7.19%	-0.14%
NC	55,583	-	-	7.33%	-
-100	57,773	2,189	4%	7.55%	0.22%
-200	62,024	6,440	12%	8.03%	0.70%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results or Operations included in the Company’s 2008 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.  The Company had no repurchase activity of the Company’s common stock during the first quarter ended March 31, 2009.

Dividends

As discussed above, on January 30, 2009, the Company consummated the sale of $17.0 million of Series A Preferred Stock and a Warrant to the Treasury pursuant to the CPP.  The terms of the Series A Preferred Stock place certain restrictions on the Company’s ability to pay dividends on its common stock and the ability to repurchase shares of its common stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Common Security Holders
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3(i).1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(i).2	Certificate of Designations for the Series A Preferred Stock (2)
4.1	Form of Certificate for the Series A Preferred Stock (3)
4.2	Warrant to Purchase Common Stock (4)
10.1
Letter Agreement dated January 30, 2009, including Securities Purchase Agreement – standard terms incorporated by reference therein, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of Series A Preferred Stock and the Warrant (5)

10.2	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (6)
10.3	Written Description of 2009 Executive Incentive Compensation Annual Plan – President and Chief Executive Officer* (7)
10.4	Written Description of 2009 Executive Incentive Compensation Annual Plan – Chief Financial Officer and Chief Operating Officer* (8)
10.5	Written Description of 2009 Executive Incentive Compensation Annual Plan – Chief Lending Officer* (9)
11.	Statement re: computation of per share earnings (set forth in “Note 4: Earnings Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act

31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

*Management contract or compensatory plan or arrangement
___________________________________________________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(4)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(7)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(8)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(9)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 15, 2009
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 15, 2009
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)