Form 10-Q
period 2009-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2009-08-12
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)           ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2009
Common Stock, Par Value $0.10 per share	2,625,140 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	6/30/09	12/31/08
Cash	$3,489,898	$3,826,567
Interest-bearing deposits in other financial institutions	40,529,599	11,270,448
Cash and cash equivalents	44,019,497	15,097,015
Interest-bearing deposits	21,404,000	-
Available-for-sale securities	108,504,661	65,505,339
Held-to-maturity securities	510,363	556,465
Stock in Federal Home Loan Bank, at cost	6,730,100	6,730,100
Mortgage loans held for sale	3,592,915	1,933,798
Loans receivable, net of allowance for loan losses of June 30, 2009 - $14,264,462 - December 31, 2008 - $16,728,492	527,216,656	556,393,243
Accrued interest receivable:
Loans	1,973,445	2,310,062
Investments	609,351	322,388
Prepaid expenses and other assets	6,677,335	4,065,359
Foreclosed assets held for sale	5,366,465	5,655,257
Premises and equipment	12,152,973	11,323,463
Income taxes receivable	3,454,926	9,091
Deferred income taxes	4,491,042	5,768,813
	$746,703,729	$675,670,393

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$525,425,902	$447,079,469
Federal Home Loan Bank advances	111,436,000	132,436,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Notes payable	-	1,435,190
Advances from borrowers for taxes and insurance	416,108	166,327
Accrued expenses and other liabilities	1,172,995	448,226
Accrued interest payable	1,608,209	1,577,279
	695,274,214	638,357,491

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding June 30, 2009 - 17,000 shares	15,737,007	-
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2009 and December 31, 2008 - 6,779,800 shares;	677,980	677,980
Common stock warrants; June 30, 2009 - 459,459 shares	1,377,811	-
Additional paid-in capital	58,532,921	58,535,159
Unearned ESOP shares	(774,930)	(888,930)
Retained earnings, substantially restricted	36,421,003	39,114,189
Accumulated other comprehensive income	1,278,592	1,687,858
	113,250,384	99,126,256
Treasury stock, at cost; June 30, 2009 and December 31, 2008 - 4,079,067and 4,077,567 shares, respectively	(61,820,869)	(61,813,354)
	51,429,515	37,312,902
	$746,703,729	$675,670,393

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Interest Income
Loans	$7,412,658	$8,045,298	$14,857,367	$16,647,514
Investment securities	1,074,845	829,023	1,904,241	1,404,188
Other	16,609	50,883	65,805	104,535
	8,504,112	8,925,204	16,827,413	18,156,237
Interest Expense
Deposits	3,943,129	3,520,038	7,978,435	7,506,570
Federal Home Loan Bank advances	785,395	762,156	1,567,645	1,495,445
Subordinated debentures	255,946	255,946	511,892	511,892
Other	219,904	273,570	454,393	498,869
	5,204,374	4,811,710	10,512,365	10,012,776
Net Interest Income	3,299,738	4,113,494	6,315,048	8,143,461
Provision for Loan Losses	3,300,000	5,684,079	4,280,000	6,504,079
Net Interest Income (Expense) After Provision for Loan Losses	(262)	(1,570,585)	2,035,048	1,639,382
Noninterest Income
Service charges	472,144	502,578	897,333	961,978
Other fees	15,107	7,811	26,452	14,209
Gain (loss) on investment securities	315,439	(97,788)	315,439	(97,788)
Gain on sale of loans	444,373	257,428	799,783	488,505
Income (loss) on foreclosed assets	98,037	(32,625)	(52,675)	(45,827)
Other income	177,363	183,006	345,103	381,184
	1,522,463	820,410	2,331,435	1,702,261
Noninterest Expense
Salaries and employee benefits	1,978,967	1,920,095	4,011,427	3,811,557
Occupancy	475,471	407,105	956,735	794,693
FDIC deposit insurance premiums	670,500	62,499	945,030	124,998
Data processing	103,856	92,517	214,458	182,333
Advertising	75,690	99,999	166,666	199,998
Other expense	730,838	630,885	1,485,571	1,200,929
	4,035,322	3,213,100	7,779,887	6,314,508
Loss Before Income Taxes	(2,513,121)	(3,963,275)	(3,413,404)	(2,972,865)
Credit for Income Taxes	(881,039)	(1,466,995)	(1,189,202)	(1,093,443)
Net Loss	(1,632,082)	(2,496,280)	(2,224,202)	(1,879,422)
Preferred Stock Dividends and Discount Accretion	281,390	-	468,984	-
Net Loss Available to Common Shareholders	$(1,913,472)	$(2,496,280)	$(2,693,186)	$(1,879,422)

Basic Loss Per Common Share	$(0.73)	$(0.96)	$(1.03)	$(0.72)
Diluted Loss Per Common Share	$(0.73)	$(0.96)	$(1.03)	$(0.72)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE  30, 2009 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$-	$677,980	$-	$58,535,159	$(888,930)	$(61,813,354)	$39,114,189	$1,687,858	$37,312,902
Comprehensive loss
Net loss	-	-	-	-	-	-	(2,224,202)	-	(2,224,202)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	(409,266)	(409,266)
Total comprehensive loss									(2,633,468)
Preferred stock issued	15,622,189	-	-	-	-	-		-	15,622,189
Common stock warrants issued	-	-	1,377,811	-	-	-	-	-	1,377,811
Preferred stock discount accretion	114,818	-	-	-	-	-	(114,818)	-	-
Preferred stock dividends accrued (5%)	-	-	-	-	-	-	(354,166)	-	(354,166)
Stock award plans	-	-	-	47,448	-	-	-	-	47,448
Treasury stock purchased	-	-	-	-	-	(7,515)	-	-	(7,515)
Release of ESOP shares	-	-	-	(49,686)	114,000	-	-	-	64,314
Balance, June 30, 2009	$15,737,007	$677,980	$1,377,811	$58,532,921	$(774,930)	$(61,820,869)	$36,421,003	$1,278,592	$51,429,515

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$673,649	$57,571,929	$(1,116,930)	$(60,348,204)	$45,402,449	$503,767	$42,686,660
Comprehensive income
Net loss	-	-	-	-	(1,879,422)	-	(1,879,422)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	(2,294,815)	(2,294,815)
Total comprehensive income							(4,174,237)
Dividends ($0.36 per share)	-	-	-	-	(931,013)	-	(931,013)
Stock award plans	-	48,476	-	-	-	-	48,476
Stock options exercised	4,131	550,280	-	-	-	-	554,411
Release of ESOP shares	-	171,764	114,000	-	-	-	285,764
Treasury stock purchased	-	-	-	(1,465,150)	-	-	(1,465,150)
Balance, June 30, 2008	$677,780	$58,342,449	$(1,002,930)	$(61,813,354)	$42,592,014	$(1,791,048)	$37,004,911

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,224,202)	$(1,879,422)
Items not requiring (providing) cash:
Deferred income taxes	1,518,133	(1,781,997)
Depreciation	519,993	432,691
Provision for loan losses	4,280,000	6,504,079
Gain on loans and investment securities	(1,115,222)	(390,717)
Gain on sale of foreclosed assets	(88,296)	(2,480)
Accretion of gain on termination of interest rate swaps	(508,746)	-
Amortization of deferred income, premiums and discounts	126,982	12,565
Stock award plan expense	47,448	48,476
Origination of loans held for sale	(48,609,832)	(29,460,245)
Proceeds from sale of loans held for sale	47,750,498	31,318,150
Release of ESOP shares	64,314	285,764
Changes in:
Accrued interest receivable	49,654	380,289
Prepaid expenses and other assets	139,929	(61,141)
Accounts payable and accrued expenses	649,449	385,189
Income taxes receivable	(3,445,835)	(561,226)
Net cash provided by (used in) operating activities	(845,733)	5,229,975
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	22,975,678	(47,928,718)
Principal payments on held-to-maturity securities	31,310	45,097
Principal payments on available-for-sale securities	5,945,457	1,035,092
Proceeds from maturities of available-for-sale securities	-	1,550,000
Purchase of premises and equipment	(1,349,503)	(1,813,959)
Purchase of available-for-sale securities	(61,589,748)	(55,304,401)
Proceeds from sale of available-for-sale securities	12,683,212	-
Purchase of interest-bearing deposits	(21,404,000)	-
Purchase of Federal Home Loan Bank stock	-	(2,156,100)
Purchase of tax credit investments	(2,751,905)	-
Proceeds from sale of foreclosed assets	2,322,122	582,570
Net cash used in investing activities	(43,137,377)	(103,990,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	-	554,411
Cash dividends paid on common stock	-	(932,397)
Net increase in demand deposits, NOW and savings accounts	124,707,128	17,588,346
Net increase (decrease) in certificates of deposit	(46,360,695)	10,946,317
Net increase in securities sold under agreements to repurchase	-	29,900,705
Proceeds from FHLB advances	-	1,086,450,000
Repayments of FHLB advances	(21,000,000)	(1,039,100,000)
Proceeds from issuance of notes payable	-	1,064,000
Repayments of notes payable	(1,435,190)	(347,000)
Advances from borrowers for taxes and insurance	249,781	283,410
Proceeds from preferred stock and warrants	17,000,000	-
Cash dividends paid on preferred stock	(247,917)	-
Treasury stock purchased	(7,515)	(1,465,150)
Net cash provided by financing activities	72,905,592	104,942,642
INCREASE IN CASH AND CASH EQUIVALENTS	28,922,482	6,182,198
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,097,015	12,046,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,019,497	$18,228,400

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.  The condensed consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2009
Equity Securities:
FHLMC stock	$26,057	$-	$(9,565)	$16,492
Other	474,767	300,093	(45,214)	729,646
Debt Securities:
U. S. government agencies	29,481,045	109,396	(154,130)	29,436,311
Mortgage-backed securities	77,510,789	932,073	(120,650)	78,322,212
	$107,492,658	$1,341,562	$(329,559)	$108,504,661

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
Equity Securities:
FHLMC stock	$26,057	$-	$(6,639)	$19,418
Other	572,087	4,157	(34,611)	541,633
Debt Securities:
U. S. government agencies	2,450,000	24,130	-	2,474,130
Mortgage-backed securities	61,304,310	1,173,274	(7,426)	62,470,158
	$64,352,454	$1,201,561	$(48,676)	$65,505,339

Maturities of available-for-sale debt securities as of June 30, 2009:

	Amortized Cost	Approximate Fair Value
Within one year	$7,500,000	$7,533,614
One through five years	19,531,045	19,581,657
After ten years	2,450,000	2,321,040
Mortgage-backed securities not due on a single maturity date	77,510,789	78,322,212
	$106,991,834	$107,758,523

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2009
Debt Securities:
U. S. government agencies	$120,745	$-	$(3,623)	$117,122
Mortgage-backed securities	389,618	27,489	-	417,107
	$510,363	$27,489	$(3,623)	$534,229

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
Debt Securities:
U. S. government agencies	$135,538	$-	$(3,236)	$132,302
Mortgage-backed securities	420,927	24,565	(1,395)	444,097
	$556,465	$24,565	$(4,631)	$576,399

Maturities of held-to-maturity securities as of June 30, 2009:

	Amortized Cost	Approximate Fair Value
Five through ten years	$120,745	$117,122
Mortgage-backed securities not due on a single maturity date	389,618	417,107
	$510,363	$534,229

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $55,358,730 and $54,504,638 as of June 30, 2009 and December 31, 2008, respectively.  The approximate fair value of pledged securities amounted to $56,046,314 and $55,417,307 as of June 30, 2009 and December 31, 2008, respectively.

Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.  Gross gains of $315,439 for the three and six months ended June 30, 2009 and gross losses of $97,788 for the three and six months ended June 30, 2008 were realized from the sale of available-for-sale securities and other write-downs.  The tax effect of these net gains (losses) was $116,712 and ($36,182) for the periods in 2009 and 2008, respectively.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, Staff Accounting Bulletin 59 and FASB Staff Position Nos. 115-1 and 115-2. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates, or declines in stock prices of equity securities. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold the debt securities to maturity or until recovery of the unrealized loss. Should the impairment of any of these debt securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors.

No securities were written down for other-than-temporary impairment during the three and six month periods ended June 30, 2009 and 2008.  During the fourth quarter of 2008, the Company determined that one investment security in the other equity securities category had become other than temporarily impaired. As a result of this impairment, the Company charged down the security to its current market value. The total of this charge-down was $465,827 for fiscal year 2008.

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 and December 31, 2008, was $20,499,428 and $1,629,386, respectively, which is approximately 19% and 3% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$16,492	$(9,565)	$26,320	$(45,214)	$42,812	$(54,779)
U. S. Government Agencies	6,446,751	(157,753)	-	-	6,446,751	(157,753)
Mortgage-backed securities	14,009,865	(120,650)	-	-	14,009,865	(120,650)
	$20,473,108	$(287,968)	$26,320	$(45,214)	$20,499,428	$(333,182)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$56,342	$(41,250)	$-	$-	$56,342	$(41,250)
U. S. Government Agencies	-	-	132,302	(3,236)	132,302	(3,236)
Mortgage-backed securities	1,440,742	(8,821)	-	-	1,440,742	(8,821)
	$1,497,084	$(50,071)	$132,302	$(3,236)	$1,629,386	$(53,307)

Note 4:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2008 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2009:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2009	108,250	116,704	$23.29
Granted	37,500	20,000	$5.30
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of June 30, 2009	145,750	136,704	$19.63
Options exercisable as of June 30, 2009	50,950	87,704	$20.84

Stock-based compensation expense recognized for the three months ended June 30, 2009 and 2008 was $23,022 and $24,172, respectively.   Stock-based compensation expense recognized for the six months ended June 30, 2009 and 2008 was $47,448 and $48,476, respectively.  As of June 30, 2009, there was $238,521 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 5: Loss Per Common Share

	For three months ended June 30, 2009			For six months ended June 30, 2009
	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Loss Per Common Share	$(1,913,472)	2,619,997	$(0.73)	$(2,693,186)	2,617,663	$(1.03)
Effect of Dilutive Securities:
Stock Options		N/A			N/A
Diluted Loss Per Common Share	$(1,913,472)	2,619,997	$(0.73)	$(2,693,186)	2,617,663	$(1.03)

	For three months ended June 30, 2008			For six months ended June 30, 2008
	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Loss Per Common Share	$(2,496,280)	2,599,233	$(0.96)	$(1,879,422)	2,602,257	$(0.72)
Effect of Dilutive Securities:
Stock Options		N/A			N/A
Diluted Loss Per Common Share	$(2,496,280)	2,599,233	$(0.96)	$(1,879,422)	2,602,257	$(0.72)

Due to the Company’s net loss for the three months and six months ended June 30, 2009 and 2008, no potentially dilutive shares were included in the computation of diluted earnings per share.

Note 6: Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows:

	6/30/2009	6/30/2008
Unrealized gains (losses) on available-for-sale securities	$174,557	$(3,740,351)
Accretion of gains on interest rate swaps into income	(508,746)	-
Less: Reclassification adjustment for realized (gains) losses included in income	(315,439)	97,788
Other comprehensive loss, before tax effect	(649,628)	(3,642,563)
Tax benefit	(240,362)	(1,347,748)
Other comprehensive loss	$(409,266)	$(2,294,815)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	6/30/2009	12/31/2008

Unrealized gain on available-for-sale securities	$1,012,003	$1,152,885
Unrealized gain on interest rate swaps	1,017,508	1,526,254
	2,029,511	2,679,139
Tax effect	750,919	991,281
Net of tax amount	$1,278,592	$1,687,858

Note 7: New Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This accounting standard was effective for the Company for the second quarter of 2009. The adoption of the standard did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This accounting standard was effective for the Company for the second quarter of 2009. The adoption of the standard did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary-Impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard was effective for the Company for the second quarter of 2009. The adoption of the standard did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This accounting standard was effective for second quarter of 2009 and did not have a material impact on the consolidated financial statements.  The Company evaluated all events or transactions that occurred from June 30, 2009 to August 12, 2009, the date the Company issued these financial statements.  During the period, the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162.  This standard establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard will be effective for the Company for the periods ending after September 15, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Note 8: Fair Value Disclosures

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets on a recurring or nonrecurring basis:

Available-for-sale securities:  Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 1 and Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.

Loans: The Company does not record loans at fair value on a recurring basis.  However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Impaired loans:   Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using third party appraisals or internally developed appraisals.

Foreclosed Assets Held for Sale:  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

6/30/2009
Available-for-sale securities:	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$746	$-	$-	$746
U.S. government agencies	-	29,437	-	29,437
Mortgage-backed securities	-	78,322	-	78,322
	$746	$107,759	$-	$108,505

12/31/2008
Available-for-sale securities:	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$561	$-	$-	$561
U.S. government agencies	-	2,474	-	2,474
Mortgage-backed securities	-	62,470	-	62,470
	$561	$64,944	$-	$65,505

Certain assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets measured at fair value on a non-recurring basis during the three months ended June 30, 2009 and December 31, 2008 were valued using the valuation inputs shown below (dollar amounts in thousands):

6/30/2009
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	-	29,877	$29,877

12/31/2008
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	-	32,706	$32,706

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$44,019,497	$44,019,497	$15,097,015	$15,097,015
Interest-bearing deposits	21,404,000	21,404,000	-	-
Available-for-sale securities	108,504,661	108,504,661	65,505,339	65,505,339
Held-to-maturity securities	510,363	534,229	556,465	576,399
Federal Home Loan Bank stock	6,730,100	6,730,100	6,730,100	6,730,100
Mortgage loans held for sale	3,592,915	3,592,915	1,933,798	1,933,798
Loans, net	527,216,656	535,182,726	556,393,243	575,444,855
Interest receivable	2,582,796	2,582,796	2,632,450	2,632,450
Financial liabilities:
Deposits	525,425,902	530,748,457	447,079,469	456,127,421
Federal Home Loan Bank advances	111,436,000	108,060,873	132,436,000	134,713,550
Securities sold under agreements to repurchase	39,750,000	40,033,682	39,750,000	40,622,942
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Notes payable	-	-	1,435,190	1,435,190
Interest payable	1,608,209	1,608,209	1,577,279	1,577,279
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Federal Home Loan Bank stock
The carrying amounts reported in the balance sheets approximate those assets' fair value.

Interest Receivable
The carrying amount of interest receivable approximates its fair value.

Mortgage Loans Held for Sale
The carrying amount of mortgage loans held for sale approximate their fair value due to the short term nature of the category.

Loans
The fair value of loans is estimated by discounting the future cash flows using the Treasury Yield Curve over the estimated life of the loans, adjusted for credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.

Deposits
The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date (i.e., their carrying amounts).  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the Treasury Yield Curve over their estimated life.

Federal Home Loan Bank Advances and Securities Sold under Agreements to Repurchase
The fair value of advances and subordinated debentures is estimated by using the Treasury Yield Curve over the estimated life of the instruments.

Subordinated Debentures and Notes Payable
For these variable rate instruments, the carrying amount is a reasonable estimate of fair value.

Interest Payable
The carrying amounts of interest payable approximates fair value.

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

Note 9: Derivative Financial Instruments

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

On November 7, 2008, the Company elected to terminate its three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of $1.7 million.  The remaining gain of $1.0 million as of June 30, 2009 will be accreted into interest income over the remaining twelve month term in accordance with the stated maturity date of the original agreements.  See Note 6 for the effects of the swaps on the statements of financial condition and statements of operations.

Note 10: Preferred Stock and Common Stock Warrants

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  The ARRA imposes certain additional executive compensation and corporate expenditure limits on all current and future CPP recipients.  These limits are in addition to those previously imposed by the Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The Treasury released an interim final rule (the “IFR”) on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed by EESA and ARRA.  The IFR applies to the Company as of the date of publication in the Federal Register on June 15, 2009, but is subject to comment until August 14, 2009.

As a result of the Company’s participation in the CPP, the restrictions and standards established under EESA and ARRA are applicable to the Company.  Neither the ARRA nor the EESA restrictions shall apply to any CPP recipient, including the Company, at such time that the federal government no longer holds any of the Company’s Series A Preferred Stock.

 Note 11: FDIC deposit insurance assessments

On February 27, 2009, the FDIC approved to set forth a Restoration Plan for replenishing the Deposit Insurance Fund (DIF).  The FDIC approved to increase regular premium rates for 2009, implement changes to the risk-based assessment system and impose a special assessment on insured institutions as of June 30, 2009, to be collected on September 30, 2009.  It was also approved to allow the FDIC to impose possible additional special assessments thereafter to maintain public confidence in the DIF.

On May 22, 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s efforts to rebuild the DIF.  The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.

As a result of these changes and the special assessment, the Company has experienced a significant increase in its FDIC deposit insurance premium expense for 2009.  FDIC deposit insurance expense, including the special assessment, for the three and six months ended June 30, 2009 were $670,500 and $945,030, respectively, compared to $62,499 and $124,998, respectively, during the same periods in 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates, in general or local economic conditions, in the real estate market, and in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Financial Condition

The Company’s total assets increased $71,033,336 (11%) from $675,670,393 as of December 31, 2008, to $746,703,729 as of June 30, 2009.

Cash and cash equivalents increased $28,922,482 (192%) from $15,097,015 as of December 31, 2008, to $44,019,497 as of June 30, 2009.  Interest-bearing deposits increased $21,404,000 from $0 as of December 31, 2008, to $21,404,000 as of June 30, 2009.  These increases were due to the funding provided by the Bank’s money market deposit campaign.  See further explanation below.

Securities available-for-sale increased $42,999,322 (66%) from $65,505,339 as of December 31, 2008, to $108,504,661 as of June 30, 2009. The increase is primarily due to purchases of $61.6 million offset by sales and principal payments received of $18.6 million.  The purchases were made with funding provided by the Bank’s money market deposit campaign.  See further explanation below.

Securities held-to-maturity decreased primarily due to principal repayments by $46,102 (8%) from $556,465 as of December 31, 2008, to $510,363 as of June 30, 2009.

Net loans receivable decreased by $29,176,587 (5%) from $556,393,243 as of December 31, 2008, to $527,216,656 as of June 30, 2009 primarily due to principal paydowns and unanticipated payoffs.  Commercial real estate loans increased by $24,589,833 (12%) from $204,218,526 as of December 31, 2008, to $228,808,360 as of June 30, 2009.  Commercial loans decreased $10,554,678 (9%) from $118,468,028 as of December 31, 2008, to $107,913,349 as of June 30, 2009.  Permanent multi-family loans decreased by $985,625 (3%) from $31,757,153 as of December 31, 2008, to $30,771,527 as of June 30, 2009.  Construction loans decreased by $42,147,777 (50%) to $42,924,801 as of June 30, 2009 compared to $85,072,577 as of December 31, 2008.

Allowance for loan losses decreased $2,464,030 (14%) from $16,728,492 as of December 31, 2008 to $14,264,462 as of June 30, 2009. The allowance decreased due to net loan charge-offs of $6,744,030 exceeding the provision for loan losses of $4,280,000 recorded during the period.  Management charged-off specific loans that had been identified and classified as impaired at December 31, 2008.  Due to the charge-offs noted and continuing concerns over the local and national economy and specific borrowers, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2009 and 2008 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding, as of June 30, 2009 and December 31, 2008 was 2.63% and 2.92%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2009 and December 31, 2008 was 49.9% and 80.8%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Deposits increased $78,346,433 (18%) from $447,079,469 as of December 31, 2008, to $525,425,902 as of June 30, 2009.  For the six months ended June 30, 2009, checking and savings accounts increased by $124.7 million and certificates of deposit decreased by $46.4 million.  The increase in checking and savings was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  Management has implemented additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank of Des Moines (“FHLB”) advances decreased by $21,000,000 from $132,436,000 as of December 31, 2008, to $111,436,000 as of June 30, 2009 due to principal repayments during the period.

Notes payable decreased $1,435,190 (100%) from $1,435,190 as of December 31, 2008, to $0 as of June 30, 2009, due to the full repayment of the existing note payable during the period.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale and interest rate swaps, net of tax) increased $14,116,613 from $37,312,902 as of December 31, 2008, to $51,429,515 as of June 30, 2009.  As a result of our participation in the CPP, our stockholders’ equity increased by $17,000,000 during the period (See Note 10 to the Condensed Consolidated Financial Statements for further discussion).  In addition, in conjuction with the Series A Preferred Stock issued under the CPP, the Company has recognized $354,166 of dividends (5%) and recorded $114,818 of accretion associated with the discount on the preferred stock.  The Company’s net loss during this period was $2,224,202.  On a per common share basis, stockholders’ equity decreased from $14.28 as of December 31, 2008 to $13.61 as of June 30, 2009.

Average Balances, Interest and Average Yields

The Company’s profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans and debt and equity securities, and the cost of deposits and borrowings.  Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities.  Non-interest income, non-interest expense, and income taxes also impact the Company’s results of operations.

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

	Three months ended 6/30/2009			Three months ended 6/30/2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$554,783	$7,412	5.34%	$552,631	$8,045	5.82%
Investment securities and interest-bearing deposits	140,293	1,075	3.07%	63,007	829	5.26%
Other assets	33,431	17	0.20%	7,765	51	2.63%
Total interest-earning	728,507	8,504	4.67%	623,403	8,925	5.73%
Noninterest-earning	21,736			21,961
	$750,243			$645,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,873	29	0.90%	$13,347	31	0.93%
Transaction accounts	210,892	1,492	2.83%	102,899	392	1.52%
Certificates of deposit	274,375	2,421	3.53%	284,129	3,107	4.37%
FHLB advances	111,436	786	2.82%	116,738	762	2.61%
Securities sold under agreements to repurchase	39,750	220	2.21%	39,750	250	2.52%
Subordinated debentures	15,465	256	6.62%	15,465	256	6.62%
Other borrowed funds	-	-	0.00%	1,462	14	3.83%
Total interest-bearing	664,791	5,204	3.13%	573,790	4,812	3.35%
Noninterest-bearing	30,934			28,730
Total liabilities	695,725			602,520
Stockholders’ equity	54,518			42,844
	$750,243			$645,364
Net earning balance	$63,716			$49,613
Earning yield less costing rate			1.54%			2.37%
Net interest income, and net yield spread on interest earning assets		$3,300	1.81%		$4,113	2.64%
Ratio of interest-earning assets to interest-bearing liabilities		110%			109%

	Six months ended 6/30/2009			Six months ended 6/30/2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$558,854	$14,857	5.32%	$536,597	$16,648	6.21%
Investment securities and interest-bearing deposits	112,740	1,904	3.38%	53,540	1,404	5.24%
Other assets	55,232	66	0.24%	7,024	104	2.96%
Total interest-earning	726,826	16,827	4.63%	597,161	18,156	6.08%
Noninterest-earning	21,371			20,952
	$748,197			$618,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,423	56	0.90%	$12,994	82	1.26%
Transaction accounts	192,548	2,636	2.74%	101,003	954	1.89%
Certificates of deposit	291,679	5,285	3.62%	280,463	6,471	4.61%
FHLB advances	112,714	1,568	2.78%	101,109	1,495	2.96%
Securities sold under agreements to repurchase	39,750	452	2.27%	34,805	475	2.73%
Subordinated debentures	15,465	512	6.62%	15,465	512	6.62%
Other borrowed funds	230	3	2.61%	1,191	24	4.03%
Total interest-bearing	664,809	10,512	3.16%	547,030	10,013	3.66%
Noninterest-bearing	31,426			28,056
Total liabilities	696,235			575,086
Stockholders’ equity	51,962			43,027
	$748,197			$618,113
Net earning balance	$62,017			$50,131
Earning yield less costing rate			1.47%			2.42%
Net interest income, and net yield spread on interest earning assets		$6,315	1.74%		$8,143	2.73%
Ratio of interest-earning assets to interest-bearing liabilities		109%			109%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2009 and 2008

Net loss for the three months and six months ended June 30, 2009 was ($1,632,082) and ($2,224,202) as compared to a net loss of ($2,496,280) and ($1,879,422) for the three months and six months ended June 30, 2008, which represents a decrease in the net loss of $864,198 (35%) for the three month period, and an increase in the net loss of $344,780 (18%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2009, decreased $421,092 (5%) and $1,328,824 (7%), respectively, as compared to the three months and six months ended June 30, 2008.  For the three month and six month periods ended June 30, 2009 compared to the same periods in 2008, the average yield on interest earning assets decreased 106 basis points to 4.67% and decreased 145 basis points to 4.63%, respectively, while the average balance of interest earning assets increased approximately $105,104,000 and $129,665,000, respectively.  The Company’s decline in the average yield on interest earning assets is partially due to the Federal Reserve’s significant interest rate cuts of 200 basis points since March 31, 2008.  This affected the Company’s yield on loans which are tied to the prime rate.  Another factor that has impacted the Company’s yield on loans is the level of nonaccrual loans which has increased to $28.6 million as of June 30, 2009, as compared to $7.2 million as of June 30, 2008.  Also, the Company increased its investment securities and interest-bearing deposits during the period which, because of the low rate environment for investment yields, decreased the average yield on investment securities and interest-bearing deposits by 219 basis points for the three month period and 187 basis points for the six month period, respectively, as compared to the same periods in 2008.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2009, increased $392,664 (8%) and $499,589 (5%), respectively, when compared to the three months and six months ended June 30, 2008.  For the three month and six month periods ended June 30, 2009 compared to the same periods in 2008, the average cost of interest bearing liabilities decreased 22 basis points to 3.13% and 50 basis points to 3.16%, respectively, while the average balance of interest bearing liabilities increased approximately $91,001,000 and $117,779,000, respectively, when compared to the same periods in 2008.  The significant increase in the average balance of transaction accounts was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  This initiative to improve core deposit liquidity has increased the Bank’s cost of funds in the near term and is expected to have a short term negative impact on earnings.  Management has implemented additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2009, decreased $813,756 (20%) and $1,828,413 (22%), respectively, when compared to the same periods in 2008. For the three and six month periods ended June 30, 2009, the earning yield minus the costing rate spread decreased 83 and 95 basis points, respectively, when compared to the same periods in 2008.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $3,300,000 and $4,280,000 for the three months and six months ended June 30, 2009, respectively, compared to $5,684,079 and $6,504,079 for the same periods in 2008.  These provisions are due to the Bank’s increased charge-offs for the periods and continuing concerns over the local and national economy and certain specific borrowers.  A significant portion of additional reserves were made on a few problem loans already identified by management in previous quarters.  Due to the concerns discussed above, and as a result of continuing analysis, including new information obtained after the quarter, the reserves are warranted.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if growth in the Bank’s loan portfolio is experienced or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $702,053 (86%) and $629,174 (37%) for the three months and six months ended June 30, 2009, respectively, when compared to the three months and six months ended June 30, 2008.

Gains on sales of investment securities increased $413,227 (423%) for both the three months and six months ended June 30, 2009 when compared to the same periods in 2008.  These increases were due to the Company recognizing certain gains in its available-for-sale securities portfolio to reduce potential credit and interest rate risk issues.  Service charges on transaction accounts decreased by $30,434 (6%) and $64,645 (7%) for the three months and six months ended June 30, 2009 when compared to the same periods in 2008, primarily due to declines in overdraft charges.  Gain on sale of loans increased $186,945 (73%) and $311,278 (64%) for the three months and six months ended June 30, 2009 when compared to the same period in 2008 due to increased volume associated with the Bank’s selling fixed rate mortgage loans.

Noninterest Expense

Noninterest expense increased $822,222 (26%) and $1,465,379 (23%) for the three months and six months ended June 30, 2009 when compared to the same periods in 2008.

Salaries and employee benefits increased $58,872 (3%) and $199,870 (5%) for the three months and six months ended June 30, 2009 when compared to the same period in 2008.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, finance and risk management in the latter half of fiscal year 2008.

FDIC deposit insurance premiums increased $608,001 (973%) and $820,032 (656%) for the three months and six months ended June 30, 2009 when compared to the same periods in 2008 due to the increase in premium assessments beginning in the first quarter of 2009 and the special assessment incurred as of June 30, 2009, to be payable on September 30, 2009 (See Note 11 to the Condensed Consolidated Financial Statements).

Credit for Income Taxes

The credit for income taxes is a direct result of the Company’s taxable loss for the three months and six months ended June 30, 2009, as well as the prior year periods.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2009 and December 31, 2008 was 49.9% and 80.8%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2009, were $47.8 million or 6.41% of total assets as compared to $47.7 million, or 7.06% of total assets at December 31, 2008.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2009	12/31/2008	12/31/2007
Nonperforming loans	$28,592	$20,694	$7,254
Real estate acquired in settlement of loans	5,366	5,655	727
Total nonperforming assets	$33,958	$26,349	$7,981

Total nonperforming assets as a percentage of total assets	4.55%	3.90%	1.41%
Allowance for loan losses	$14,264	$16,728	$5,963
Allowance for loan losses as a percentage of gross loans	2.63%	2.92%	1.15%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $44,019,497 as of June 30, 2009 and $15,097,015 as of December 31, 2008, representing an increase of $28,922,482.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of June 30, 2009, the Bank’s Tier 1 leverage ratio was 8.18%, its Tier 1 risk-based capital ratio was 10.97% and the Bank’s total risk-based capital ratio was 12.23% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2009 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	55,718	772	1%	7.63%	0.25%
+100	55,429	483	1%	7.52%	0.14%
NC	54,946	-	-	7.38%	-
-100	55,191	245	0%	7.33%	-0.05%
-200	57,510	2,564	5%	7.55%	0.17%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s second quarter ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	-	-	-	200,277
May 1, 2009 to May 31, 2009	1,500	$5.01	1,500	198,777
June 1, 2009 to June 30, 2009	-	-	-	198,777
Total	1,500	$5.01	1,500

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

The annual meeting of stockholders of the Company was held on May 26, 2009.  At the meeting the stockholders elected James R. Batten, Shaun A. Burke and Kurt D. Hellweg to three-year terms as directors of the Company and elected John F. Griesemer to a two-year term as director of the Company.  Don M. Gibson, Jack L. Barham, Gregory V. Ostergren, James L. Sivils, III and Tim Rosenbury continue to serve as directors.  Also at that meeting, the advisory (non-binding) proposal on executive compensation was approved by the affirmative vote of the majority of shares of common stock and BKD, LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Director Election:

Nominee	Votes For	Votes Withheld

James R. Batten	2,105,781	103,794

Shaun A. Burke	2,103,511	106,064

Kurt D. Hellweg	2,105,526	104,049

John F. Griesemer	2,105,281	104,294

Advisory (non-binding) proposal on executive compensation:

Votes for	1,975,819

Votes Against	156,929

Abstentions	76,827

Auditor Ratification:

Votes for	2,180,715

Votes Against	27,598

Abstentions	1,262

Item 5.	Other Information
None.

Item 6.	Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 5: Loss Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 12, 2009
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 12, 2009
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)