Form 10-Q
period 2009-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2009-11-16
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)	☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2009
Common Stock, Par Value $0.10 per share	2,630,840 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	9/30/09	12/31/08
Cash	$1,600,687	$3,826,567
Interest-bearing deposits in other financial institutions	17,474,539	11,270,448
Cash and cash equivalents	19,075,226	15,097,015
Interest-bearing deposits	27,105,802	-
Available-for-sale securities	110,908,412	65,505,339
Held-to-maturity securities	495,433	556,465
Stock in Federal Home Loan Bank, at cost	6,730,100	6,730,100
Mortgage loans held for sale	1,652,861	1,933,798
Loans receivable, net of allowance for loan losses of September 30, 2009 - $13,220,409 - December 31, 2008 - $16,728,492	526,151,829	556,393,243
Accrued interest receivable:
Loans	2,076,414	2,310,062
Investments	570,545	322,388
Prepaid expenses and other assets	6,958,187	4,065,359
Foreclosed assets held for sale	5,879,132	5,655,257
Premises and equipment	12,029,723	11,323,463
Income taxes receivable	3,780,084	9,091
Deferred income taxes	3,981,842	5,768,813
	$727,395,590	$675,670,393

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$505,737,285	$447,079,469
Federal Home Loan Bank advances	111,050,000	132,436,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Notes payable	-	1,435,190
Advances from borrowers for taxes and insurance	514,734	166,327
Accrued expenses and other liabilities	972,665	448,226
Accrued interest payable	1,483,595	1,577,279
	674,973,279	638,357,491

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares;issued and outstanding September 30, 2009 - 17,000 shares	15,805,897	-
Common stock, $0.10 par value; authorized 10,000,000 shares;issued September 30, 2009 and December 31, 2008 - 6,779,800 shares;	677,980	677,980
Common stock warrants; September 30, 2009 - 459,459 shares	1,377,811	-
Additional paid-in capital	58,531,848	58,535,159
Unearned ESOP shares	(717,930)	(888,930)
Retained earnings, substantially restricted	36,714,075	39,114,189
Accumulated other comprehensive income	1,853,499	1,687,858
	114,243,180	99,126,256
Treasury stock, at cost; September 30, 2009 and December 31, 2008 - 4,079,067and 4,077,567 shares, respectively	(61,820,869)	(61,813,354)
	52,422,311	37,312,902
	$727,395,590	$675,670,393

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Interest Income
Loans	$7,402,215	$8,337,626	$22,259,582	$24,985,140
Investment securities	883,642	863,757	2,787,883	2,267,945
Other	248,478	66,416	314,283	170,951
	8,534,335	9,267,799	25,361,748	27,424,036
Interest Expense
Deposits	3,816,803	3,341,155	11,795,238	10,847,725
Federal Home Loan Bank advances	791,470	873,536	2,359,115	2,368,981
Subordinated debentures	255,945	255,945	767,837	767,837
Other	221,864	276,567	676,257	775,436
	5,086,082	4,747,203	15,598,447	14,759,979
Net Interest Income	3,448,253	4,520,596	9,763,301	12,664,057
Provision for Loan Losses	670,000	1,675,000	4,950,000	8,179,079
Net Interest Income After Provision for Loan Losses	2,778,253	2,845,596	4,813,301	4,484,978
Noninterest Income
Service charges	455,638	528,609	1,352,971	1,490,587
Other fees	14,913	12,911	41,365	27,120
Gain (loss) on investment securities	341,596	-	657,035	(97,788)
Gain on sale of loans	314,440	207,870	1,114,223	696,375
Loss on foreclosed assets	(14,045)	(75,006)	(66,720)	(120,833)
Other income	217,826	174,510	562,929	555,694
	1,330,368	848,894	3,661,803	2,551,155
Noninterest Expense
Salaries and employee benefits	1,963,962	1,853,483	5,975,389	5,665,040
Occupancy	435,022	452,510	1,391,757	1,247,203
FDIC deposit insurance premiums	330,000	82,499	1,275,030	207,497
Data processing	107,063	95,335	321,521	277,668
Advertising	75,000	99,999	241,666	299,997
Other expense	480,909	583,446	1,966,480	1,784,375
	3,391,956	3,167,272	11,171,843	9,481,780
Income (Loss) Before Income Taxes	716,665	527,218	(2,696,739)	(2,445,647)
Provision (Credit) for Income Taxes	142,202	227,759	(1,047,000)	(865,684)
Net Income (Loss)	574,463	299,459	(1,649,739)	(1,579,963)
Preferred Stock Dividends and Discount Accretion	281,391	-	750,376	-
Net Income (Loss) Available to Common Shareholders	$293,072	$299,459	$(2,400,115)	$(1,579,963)

Basic Income (Loss) Per Common Share	$0.11	$0.11	$(0.92)	$(0.61)
Diluted Income (Loss) Per Common Share	$0.11	$0.11	$(0.92)	$(0.61)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER  30, 2009 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$-	$677,980	$-	$58,535,159	$(888,930)	$(61,813,354)	$39,114,189	$1,687,858	$37,312,902
Comprehensive loss
Net loss	-	-	-	-	-	-	(1,649,739)	-	(1,649,739)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	165,641	165,641
Total comprehensive loss									(1,484,098)
Preferred stock issued	15,622,189	-	-	-	-	-		-	15,622,189
Common stock warrants issued	-	-	1,377,811	-	-	-	-	-	1,377,811
Preferred stock discount accretion	183,708	-	-	-	-	-	(183,708)	-	-
Preferred stock dividends accrued (5%)	-	-	-	-	-	-	(566,667)	-	(566,667)
Stock award plans	-	-	-	70,699	-	-	-	-	70,699
Treasury stock purchased	-	-	-	-	-	(7,515)	-	-	(7,515)
Release of ESOP shares	-	-	-	(74,010)	171,000	-	-	-	96,990
Balance, September 30, 2009	$15,805,897	$677,980	$1,377,811	$58,531,848	$(717,930)	$(61,820,869)	$36,714,075	$1,853,499	$52,422,311

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	$673,649	$57,571,929	$(1,116,930)	$(60,348,204)	$45,402,449	$503,767	$42,686,660
Comprehensive income
Net loss	-	-	-	-	(1,579,963)	-	(1,579,963)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	(1,057,197)	(1,057,197)
Total comprehensive income							(2,637,160)
Dividends ($0.36 per share)	-	-	-	-	(928,548)	-	(928,548)
Stock award plans	-	187,877	-	-	-	-	187,877
Stock options exercised	4,331	574,330	-	-	-	-	578,661
Release of ESOP shares	-	195,105	171,000	-	-	-	366,105
Treasury stock purchased	-	-	-	(1,465,150)	-	-	(1,465,150)
Balance, September 30, 2008	$677,980	$58,529,241	$(945,930)	$(61,813,354)	$42,893,938	$(553,430)	$38,788,445

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	9/30/2009	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,649,739)	$(1,579,963)
Items not requiring (providing) cash:
Deferred income taxes	1,689,690	(2,026,792)
Depreciation	742,368	677,993
Provision for loan losses	4,950,000	8,179,079
Gain on loans and investment securities	(1,771,258)	(598,587)
(Gain) loss on sale of foreclosed assets	(118,806)	26,826
Accretion of gain on termination of interest rate swaps	(763,119)	-
Amortization of deferred income, premiums and discounts	223,122	10,114
Stock award plan expense	70,699	72,211
Origination of loans held for sale	(61,381,907)	(40,497,385)
Proceeds from sale of loans held for sale	62,777,067	42,790,364
Release of ESOP shares	96,990	366,105
Changes in:
Accrued interest receivable	(14,509)	(844,084)
Prepaid expenses and other assets	417,841	(689,431)
Accounts payable and accrued expenses	324,505	198,541
Income taxes receivable	(3,770,993)	(263,672)
Net cash provided by operating activities	1,821,951	5,821,319
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	22,159,013	(67,319,462)
Principal payments on held-to-maturity securities	46,240	62,113
Principal payments on available-for-sale securities	9,796,901	1,763,996
Proceeds from maturities of available-for-sale securities	6,500,000	1,850,000
Purchase of premises and equipment	(1,448,628)	(2,334,484)
Purchase of available-for-sale securities	(80,722,131)	(55,383,487)
Proceeds from sale of available-for-sale securities	20,432,170	-
Purchase of interest-bearing deposits	(29,605,802)	-
Proceeds from maturities of interest-bearing deposits	2,500,000	-
Purchase of Federal Home Loan Bank stock	-	(3,669,100)
Purchase of tax credit investments	(3,310,669)	-
Capitalized costs on foreclosed assets	(51,115)	-
Proceeds from sale of foreclosed assets	3,143,180	1,305,864
Net cash used in investing activities	(50,560,841)	(123,724,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	-	578,661
Cash dividends paid on common stock	-	(1,397,921)
Net increase in demand deposits, NOW and savings accounts	139,679,422	4,214,518
Net increase (decrease) in certificates of deposit	(81,021,606)	13,700,686
Net increase in securities sold under agreements to repurchase	-	29,900,705
Proceeds from FHLB advances	-	1,884,050,075
Repayments of FHLB advances	(21,386,000)	(1,811,700,075)
Proceeds from issuance of notes payable	-	1,064,000
Repayments of notes payable	(1,435,190)	(347,000)
Advances from borrowers for taxes and insurance	348,407	416,694
Proceeds from preferred stock and warrants	17,000,000	-
Cash dividends paid on preferred stock	(460,417)	-
Treasury stock purchased	(7,515)	(1,465,150)
Net cash provided by financing activities	52,717,101	119,015,193
INCREASE IN CASH AND CASH EQUIVALENTS	3,978,211	1,111,952
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,097,015	12,046,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,075,226	$13,158,154

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the condensed consolidated financial statements were issued.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guaranty Federal Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2009
Equity Securities	$102,211	$2,576	$(39,476)	$65,311
Debt Securities:
U. S. government agencies	30,486,795	137,658	(53,498)	30,570,955
Mortgage-backed securities	78,140,479	2,155,937	(24,270)	80,272,146
	$108,729,485	$2,296,171	$(117,244)	$110,908,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
Equity Securities:
FHLMC stock	$26,057	$-	$(6,639)	$19,418
Other	572,087	4,157	(34,611)	541,633
Debt Securities:
U. S. government agencies	2,450,000	24,130	-	2,474,130
Mortgage-backed securities	61,304,310	1,173,274	(7,426)	62,470,158
	$64,352,454	$1,201,561	$(48,676)	$65,505,339

Maturities of available-for-sale debt securities as of September 30, 2009:

	Amortized Cost	Approximate Fair Value
Within one year	$5,500,000	$5,526,884
One through five years	22,536,795	22,647,154
After ten years	2,450,000	2,396,917
Mortgage-backed securities not due on a single maturity date	78,140,479	80,272,146
	$108,627,274	$110,843,101

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

`	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2009
Debt Securities:
U. S. government agencies	$117,444	$-	$(259)	$117,185
Mortgage-backed securities	377,989	31,055	-	409,044
	$495,433	$31,055	$(259)	$526,229

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
Debt Securities:
U. S. government agencies	$135,538	$-	$(3,236)	$132,302
Mortgage-backed securities	420,927	24,565	(1,395)	444,097
	$556,465	$24,565	$(4,631)	$576,399

Maturities of held-to-maturity securities as of September 30, 2009:

	Amortized Cost	Approximate Fair Value
Five through ten years	$117,444	$117,185
Mortgage-backed securities not due on a single maturity date	377,989	409,044
	$495,433	$526,229

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $61,908,531 and $54,504,638 as of September 30, 2009 and December 31, 2008, respectively.  The approximate fair value of pledged securities amounted to $63,527,999 and $55,417,307 as of September 30, 2009 and December 31, 2008, respectively.

Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.  Gross gains of $341,596 and $657,035 for the three and nine months ended September 30, 2009, respectively, and gross losses of $0 and $97,788 for the three and nine months ended September 30, 2008, respectively, were realized from the sale of available-for-sale securities and other write-downs.  The tax effect of these net gains (losses) was $126,391 and $243,103 for the three and nine month periods ended 2009, respectively, and $0 and ($36,182) for the three and nine month periods ended 2008, respectively.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary.  Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates, or declines in stock prices of equity securities. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold the debt securities to maturity or until recovery of the unrealized loss. Should the impairment of any of these debt securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors and the Company does not intend to sell the security prior to recovery of the unrealized loss.

No securities were written down for other-than-temporary impairment during the three and nine month periods ended September 30, 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company determined that one investment security in the other equity securities category had become other than temporarily impaired. As a result of this impairment, the Company charged down the security to its current market value. The total of this charge-down was $465,827 for fiscal year 2008.

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009 and December 31, 2008, was $8,652,217 and $1,629,386, respectively, which is approximately 8% and 3% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	September 30, 2009

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$32,058	$(39,476)	$-	$-	$32,058	$(39,476)
U. S. Government Agencies	3,520,157	(53,757)	-	-	3,520,157	(53,757)
Mortgage-backed securities	5,100,002	(24,270)	-	-	5,100,002	(24,270)
	$8,652,217	$(117,503)	$-	$-	$8,652,217	$(117,503)

	December 31, 2008

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$56,342	$(41,250)	$-	$-	$56,342	$(41,250)
U. S. Government Agencies	-	-	132,302	(3,236)	132,302	(3,236)
Mortgage-backed securities	1,440,742	(8,821)	-	-	1,440,742	(8,821)
	$1,497,084	$(50,071)	$132,302	$(3,236)	$1,629,386	$(53,307)

Note 4:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2008 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2009:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2009	108,250	116,704	$23.29
Granted	41,500	20,000	$5.31
Exercised	-	-	-
Forfeited	(1,000)	-	$28.43
Balance outstanding as of September 30, 2009	148,750	136,704	$19.40
Options exercisable as of September 30, 2009	55,450	87,704	$20.90

Stock-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $23,251 and $23,735, respectively.   Stock-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $70,699 and $72,211, respectively.  As of September 30, 2009, there was $221,269 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 5: Income (Loss) Per Common Share

	For three months ended September 30, 2009			For nine months ended September 30, 2009
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$293,072	2,625,181	$0.11	$(2,400,115)	2,620,197	$(0.92)
Effect of Dilutive Securities:
Stock Warrants		43,472			N/A
Diluted Income (Loss) Per Common Share	$293,072	2,668,653	$0.11	$(2,400,115)	2,620,197	$(0.92)

	For three months ended September 30, 2008			For nine months ended September 30, 2008
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$299,459	2,603,686	$0.11	$(1,579,963)	2,602,706	$(0.61)
Effect of Dilutive Securities:
Stock Options		2,789			N/A
Diluted Income (Loss) Per Common Share	$299,459	2,606,475	$0.11	$(1,579,963)	2,602,706	$(0.61)

Due to the Company’s net loss for the nine months ended September 30, 2009 and 2008, no potentially dilutive shares were included in the computation of diluted earnings per share.  Stock options to purchase 285,454 and 206,500 shares of common stock were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 6: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	9/30/2009	9/30/2008
Unrealized gains (losses) on available-for-sale securities	$1,683,076	$(1,775,878)
Accretion of gains on interest rate swaps into income	(763,119)	-
Less: Reclassification adjustment for realized (gains) losses included in income	(657,035)	97,788
Other comprehensive income (loss), before tax effect	262,922	(1,678,090)
Tax effect	97,281	(620,893)
Other comprehensive income (loss)	$165,641	$(1,057,197)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	9/30/2009	12/31/2008

Unrealized gain on available-for-sale securities	$2,178,927	$1,152,885
Unrealized gain on interest rate swaps	763,135	1,526,254
	2,942,062	2,679,139
Tax effect	1,088,563	991,281
Net of tax amount	$1,853,499	$1,687,858

Note 7: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-1 (formerly SFAS No. 168), “Topic 105 - Generally Accepted Accounting Principles - Accounting Standards Codification and the Hierarchy of Generally Accepted Principles.”  This standard establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities.  Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.   All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard was effective for the third quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.  However, the appropriate changes to GAAP references have been made to the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R”(not yet reflected in FASB ASC).  The standard amends FIN No. 46R to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is not permitted.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using:
•	the quoted price of an identical liability when traded as an asset,
•	quoted prices of similar liabilities or similar liabilities when traded as assets, or
•	another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.
If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective for the Company on October 1, 2009.  Its adoption has no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320, Recognition and Presentation of Other-Than-Temporary-Impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard was effective for the Company for the second quarter of 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Note 8: Fair Value Disclosures

ASC 820 “Fair Value Measurements and Disclosures” establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

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

Impaired loans:   Impaired loans are reported at the lower of cost or fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using third party appraisals or internally developed appraisals.

Foreclosed Assets Held for Sale:  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollar amounts in thousands):

9/30/2009
Available-for-sale securities:	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$65	$-	$-	$65
U.S. government agencies	-	30,571	-	30,571
Mortgage-backed securities	-	80,272	-	80,272
	$65	$110,843	$-	$110,908

12/31/2008
Available-for-sale securities:	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$561	$-	$-	$561
U.S. government agencies	-	2,474	-	2,474
Mortgage-backed securities	-	62,470	-	62,470
	$561	$64,944	$-	$65,505

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets measured at fair value on a non-recurring basis during the periods were valued using the valuation inputs shown below (dollar amounts in thousands):

9/30/2009
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	$-	$17,644	$17,644

12/31/2008
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans	$-	$-	$32,706	$32,706

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,075,226	$19,075,226	$15,097,015	$15,097,015
Interest-bearing deposits	27,105,802	27,105,802	-	-
Available-for-sale securities	110,908,412	110,908,412	65,505,339	65,505,339
Held-to-maturity securities	495,433	526,229	556,465	576,399
Federal Home Loan Bank stock	6,730,100	6,730,100	6,730,100	6,730,100
Mortgage loans held for sale	1,652,861	1,652,861	1,933,798	1,933,798
Loans, net	526,151,829	531,485,785	556,393,243	575,444,855
Interest receivable	2,646,959	2,646,959	2,632,450	2,632,450
Financial liabilities:
Deposits	505,737,285	510,641,496	447,079,469	456,127,421
Federal Home Loan Bank advances	111,050,000	108,674,873	132,436,000	134,713,550
Securities sold under agreements to repurchase	39,750,000	40,395,309	39,750,000	40,622,942
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Notes payable	-	-	1,435,190	1,435,190
Interest payable	1,483,595	1,483,595	1,577,279	1,577,279
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

Note 9: Derivative Financial Instruments

The Company recorded all derivative financial instruments at fair value in the financial statements.  Derivatives were used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.

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

On November 7, 2008, the Company elected to terminate its three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of $1.7 million.  The remaining gain of $763,000 as of September 30, 2009 will be accreted into interest income over the remaining nine month term in accordance with the stated maturity date of the original agreements.  See Note 6 for the effects of the swaps on the statements of financial condition and statements of operations.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  The ARRA imposes certain additional executive compensation and corporate expenditure limits on all current and future CPP recipients.  These limits are in addition to those previously imposed by the Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The Treasury released an interim final rule (the “IFR”) on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed by EESA and ARRA.  The IFR applies to the Company as of the date of publication in the Federal Register on June 15, 2009, but was subject to comment which ended on August 14, 2009.  The Treasury has not yet published a final version of the IFR.

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

Note 11: FDIC deposit insurance assessments

On February 27, 2009, the FDIC approved a Restoration Plan for replenishing the Deposit Insurance Fund (DIF).  The FDIC Restoration Plan increased regular premium rates for 2009, implemented changes to the risk-based assessment system and imposed a special assessment on insured institutions as of June 30, 2009, to be collected on September 30, 2009.  It also allows the FDIC to impose possible additional special assessments thereafter to maintain public confidence in the DIF.

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

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment.  The payment will be due on December 30, 2009, along with the Bank’s assessment payment for the third quarter of 2009.

As a result of these changes and the special assessment, the Company has experienced a significant increase in its FDIC deposit insurance premium expense for 2009.  FDIC deposit insurance expense, including the special assessment, for the three and nine months ended September 30, 2009 were $330,000 and $1,275,030, respectively, compared to $82,499 and $207,497, respectively, during the same periods in 2008.

Note 12: Subsequent Events

On October 30, 2009, the Company purchased $10 million of Bank owned life insurance on key members of management.  Such policies will be recorded at their cash surrender value, or the amount that can be realized.  Increases in cash surrender value in excess of the single premium paid will be reported as other noninterest income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in Guaranty Bank (the “Bank”), a wholly-owned subsidiary of the Company.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008.

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

Financial Condition

The Company’s total assets increased $51,725,197 (8%) from $675,670,393 as of December 31, 2008, to $727,395,590 as of September 30, 2009.

Cash and cash equivalents increased $3,978,211 (26%) from $15,097,015 as of December 31, 2008, to $19,075,226 as of September 30, 2009.  Interest-bearing deposits increased $27,105,802 from $0 as of December 31, 2008, to $27,105,802 as of September 30, 2009.  These increases were due to the funding provided by the Bank’s money market deposit campaign and the decline in loan balances.  See further explanation below.

Securities available-for-sale increased $45,403,073 (69%) from $65,505,339 as of December 31, 2008, to $110,908,412 as of September 30, 2009. The increase is primarily due to purchases of $80.7 million offset by sales and principal payments received of $36.7 million.  The purchases were made with funding provided by the Bank’s money market deposit campaign and the decline in loan balances.  See further explanation below.  During the three months ended September 30, 2009, the Company sold various securities in its investment portfolio with a recognized gain of $341,596, including its remaining 26,600 shares of Federal Home Loan Mortgage Corporation stock.

Securities held-to-maturity decreased primarily due to principal repayments by $61,032 (11%) from $556,465 as of December 31, 2008, to $495,433 as of September 30, 2009.

Net loans receivable decreased by $30,241,414 (5%) from $556,393,243 as of December 31, 2008, to $526,151,829 as of September 30, 2009 primarily due to principal paydowns and unanticipated payoffs.  Commercial real estate loans increased by $30,256,974 (15%) from $204,218,526 as of December 31, 2008, to $234,475,500 as of September 30, 2009.  Commercial loans decreased $7,424,294 (6%) from $118,468,028 as of December 31, 2008, to $111,043,734 as of September 30, 2009.  Permanent multi-family loans increased by $1,500,105 (5%) from $31,757,152 as of December 31, 2008, to $33,257,257 as of September 30, 2009.  Construction loans decreased by $56,708,000 (67%) to $28,364,577 as of September 30, 2009 compared to $85,072,577 as of December 31, 2008.

Allowance for loan losses decreased $3,508,083 (21%) from $16,728,492 as of December 31, 2008 to $13,220,409 as of September 30, 2009. The allowance decreased due to net loan charge-offs of $8,458,083 exceeding the provision for loan losses of $4,950,000 recorded during the period.  Management charged off specific loans that had been identified and classified as impaired at December 31, 2008.  Due to the charge-offs noted, increases in nonperforming loans and continuing concerns over the local and national economy and specific borrowers, management decided to record a provision for loan losses for the period in order to maintain the allowance at a level in accordance with management’s internal review and methodology.  See additional discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2009 and 2008 – Provision for Loan Losses” and “Nonperforming Assets”.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2009 and December 31, 2008 was 2.45% and 2.92%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2009 and December 31, 2008 was 37.0% and 80.8%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Deposits increased $58,657,816 (13%) from $447,079,469 as of December 31, 2008, to $505,737,285 as of September 30, 2009.  For the nine months ended September 30, 2009, checking and savings accounts increased by $139.7 million and certificates of deposit decreased by $81.0 million.  The increase in checking and savings was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  Management has implemented additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank of Des Moines (“FHLB”) advances decreased by $21,386,000 from $132,436,000 as of December 31, 2008, to $111,050,000 as of September 30, 2009 due to principal repayments during the period.

Notes payable decreased $1,435,190 (100%) from $1,435,190 as of December 31, 2008, to $0 as of September 30, 2009, due to the full repayment of the existing note payable during the period.

Stockholders’ equity (including unrealized appreciation on securities available-for-sale and interest rate swaps, net of tax) increased $15,109,409 from $37,312,902 as of December 31, 2008, to $52,422,311 as of September 30, 2009.  As a result of the Company’s participation in the CPP, stockholders’ equity increased by $17,000,000 during the period (See Note 10 to the Condensed Consolidated Financial Statements for further discussion).  In addition, in conjuction with the Series A Preferred Stock issued under the CPP, the Company has accrued $566,667 of dividends (5%) and recorded $183,708 of accretion associated with the discount on the preferred stock.  The Company’s net loss during this nine month period was $1,649,739.

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

	Three months ended 9/30/2009			Three months ended 9/30/2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$538,229	$7,402	5.50%	$571,616	$8,338	5.83%
Investment securities	114,818	884	3.08%	63,729	864	5.42%
Other assets	60,674	248	1.63%	8,105	66	3.26%
Total interest-earning	713,721	8,534	4.78%	643,450	9,268	5.76%
Noninterest-earning	24,933			26,666
	$738,654			$670,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$13,275	31	0.93%	$13,288	31	0.93%
Transaction accounts	230,104	1,693	2.94%	111,178	480	1.73%
Certificates of deposit	247,712	2,093	3.38%	280,324	2,829	4.04%
FHLB advances	111,393	792	2.84%	139,220	876	2.52%
Securities sold under agreements to repurchase	39,750	221	2.22%	39,750	260	2.62%
Subordinated debentures	15,465	256	6.62%	15,465	256	6.62%
Other borrowed funds	-	-	0.00%	1,435	15	4.18%
Total interest-bearing	657,699	5,086	3.09%	600,660	4,747	3.16%
Noninterest-bearing	28,807			31,091
Total liabilities	686,506			631,751
Stockholders’ equity	52,148			38,365
	$738,654			$670,116
Net earning balance	$56,022			$42,790
Earning yield less costing rate			1.69%			2.60%
Net interest income, and net yield spread on interest earning assets		$3,448	1.93%		$4,521	2.81%
Ratio of interest-earning assets to interest-bearing liabilities		109%			107%

	Nine months ended 9/30/2009			Nine months ended 9/30/2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$551,904	$22,260	5.38%	$548,355	$24,985	6.08%
Investment securities	99,338	2,788	3.74%	56,959	2,268	5.31%
Other assets	70,118	314	0.60%	7,388	171	3.09%
Total interest-earning	721,360	25,362	4.69%	612,702	27,424	5.97%
Noninterest-earning	23,621			22,872
	$744,981			$635,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$12,710	87	0.91%	$13,093	113	1.15%
Transaction accounts	205,204	4,329	2.81%	104,420	1,434	1.83%
Certificates of deposit	276,862	7,379	3.55%	280,416	9,300	4.42%
FHLB advances	112,272	2,360	2.80%	113,114	2,371	2.79%
Securities sold under agreements to repurchase	39,750	673	2.26%	36,465	735	2.69%
Subordinated debentures	15,465	768	6.62%	15,465	768	6.62%
Other borrowed funds	152	3	2.63%	1,273	39	4.08%
Total interest-bearing	662,415	15,599	3.14%	564,246	14,760	3.49%
Noninterest-bearing	30,541			29,867
Total liabilities	692,956			594,113
Stockholders’ equity	52,025			41,461
	$744,981			$635,574
Net earning balance	$58,945			$48,456
Earning yield less costing rate			1.55%			2.48%
Net interest income, and net yield spread on interest earning assets		$9,763	1.80%		$12,664	2.76%
Ratio of interest-earning assets to interest-bearing liabilities		109%			109%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2009 and 2008

Net income for the three months ended September 30, 2009 and 2008 was $574,463 and $299,459, respectively.  Net losses of ($1,649,739) and ($1,579,963) were recognized for the nine months ended September 30, 2009 and 2008, respectively.

Interest Income

Total interest income for the three months and nine months ended September 30, 2009, decreased $733,464 (8%) and $2,062,288 (8%), respectively, as compared to the three months and nine months ended September 30, 2008.  For the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008, the average yield on interest earning assets decreased 98 basis points to 4.78% and decreased 128 basis points to 4.69%, respectively, while the average balance of interest earning assets increased approximately $70,271,000 and $108,658,000, respectively.  The Company’s decline in the average yield on interest earning assets is partially due to the Federal Reserve’s significant interest rate cuts of 200 basis points since March 31, 2008.  This affected the Company’s yield on loans which are tied to the prime rate.  Another factor that has impacted the Company’s yield on loans is the level of nonaccrual loans which has increased to $35.5 million as of September 30, 2009, as compared to $20.7 million as of December 31, 2008.  Also, the Company increased its investment securities and interest-bearing deposits during the period which, because of the low rate environment for investment yields, decreased the average yield on investment securities by 234 basis points for the three month period and 157 basis points for the nine month period, respectively, as compared to the same periods in 2008.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2009, increased $338,879 (7%) and $838,468 (6%), respectively, when compared to the three months and nine months ended September 30, 2008.  For the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008, the average cost of interest bearing liabilities decreased 7 basis points to 3.09% and 35 basis points to 3.14%, respectively, while the average balance of interest bearing liabilities increased approximately $57,039,000 and $98,169,000, respectively, when compared to the same periods in 2008.  The significant increase in the average balance of transaction accounts was due to the Bank’s strong emphasis on increasing money market accounts through an aggressive deposit campaign.  This initiative to improve core deposit liquidity has increased the Bank’s cost of funds in the near term and is expected to have a short term negative impact on earnings.  Management has implemented additional marketing efforts to obtain additional personal and commercial checking business from these money market customers.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2009, decreased $1,072,343 (24%) and $2,900,756 (23%), respectively, when compared to the same periods in 2008. For the three and nine month periods ended September 30, 2009, the earning yield minus the costing rate spread decreased 91 and 93 basis points, respectively, when compared to the same periods in 2008.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $670,000 and $4,950,000 for the three months and nine months ended September 30, 2009, respectively, compared to $1,675,000 and $8,179,079 for the same periods in 2008.  Provisions recorded for the nine months ended September 30, 2009 are due to the Bank’s charge-offs during the year, increases in nonperforming loans, continuing concerns over the local and national economy and certain specific borrowers.  However, despite growing nonperforming loan balances during the fiscal year 2009, the Company has experienced a significant decline in overall loan balances as of September 30, 2009, as compared to December 31, 2008 (a decline of $33.7 million or 5%).  The Company has also experienced lower reserve requirements on newly classified nonperforming credits during the quarter ended September 2009 and this is reflected in a lower provision requirement for the three months ended September 30, 2009, as compared to the same period in 2008.

The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if growth in the Bank’s loan portfolio is experienced or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  See additional discussion under “Nonperforming Assets”.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $481,474 (57%) and $1,110,648 (44%) for the three months and nine months ended September 30, 2009, respectively, when compared to the three months and nine months ended September 30, 2008.

Gains on sales of investment securities increased $341,596 (100%) and $754,823 (772%) for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008.  These increases were due to the Company recognizing certain gains in its available-for-sale securities portfolio to reduce potential credit and interest rate risk issues.  Service charges on transaction accounts decreased by $72,971 (14%) and $137,616 (9%) for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008, primarily due to declines in overdraft charges.  Gain on sale of loans increased $106,570 (51%) and $417,848 (60%) for the three months and nine months ended September 30, 2009 when compared to the same period in 2008 due to increased volume associated with the Bank’s selling fixed rate mortgage loans.

Noninterest Expense

Noninterest expense increased $224,684 (7%) and $1,690,063 (18%) for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008.

Salaries and employee benefits increased $110,479 (6%) and $310,349 (5%) for the three months and nine months ended September 30, 2009 when compared to the same period in 2008.  This increase was primarily due to additions in several staff positions in the areas of commercial lending, finance and risk management in the latter half of fiscal year 2008, partially offset by reductions in expense incurred under the Company’s employee stock ownership plan.

FDIC deposit insurance premiums increased $247,501 (300%) and $1,067,533 (514%) for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008 due to the increase in premium assessments beginning in the first quarter of 2009 and the special assessment incurred as of June 30, 2009, that was paid on September 30, 2009 (See Note 11 to the Condensed Consolidated Financial Statements).

Credit for Income Taxes

The provision (credit) for income taxes is a direct result of the Company’s taxable income (loss) for the three months and nine months ended September 30, 2009, as well as the prior year periods.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2009 and December 31, 2008 was 37.0% and 80.8%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2009, were $52.0 million or 7.15% of total assets as compared to $47.7 million, or 7.06% of total assets at December 31, 2008.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2009	12/31/2008	12/31/2007
Nonperforming loans	$35,701	$20,694	$7,254
Real estate acquired in settlement of loans	5,879	5,655	727
Total nonperforming assets	$41,580	$26,349	$7,981

Total nonperforming assets as a percentage of total assets	5.72%	3.90%	1.41%
Allowance for loan losses	$13,220	$16,728	$5,963
Allowance for loan losses as a percentage of gross loans	2.45%	2.92%	1.15%

Certain types of loans, such as option adjustable rate mortgages, Alternative A sub-prime and interest only loans, and other types of lending deemed to possess characteristics of ‘higher’ risk have received significant focus from banking regulators, the federal government, the media and industry trade groups.  A substantial portion of the nationwide increase in both past dues and foreclosures are related to these types of products.  While the Company has not originated these types of products, the difficulties in these markets have adversely impacted the entire mortgage market.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, interest-bearing deposits with other financial institutions that have an original maturity of three months or less and other interest-bearing deposits.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $19,075,226 as of September 30, 2009 and $15,097,015 as of December 31, 2008, representing an increase of $3,978,211.  The Company’s interest-bearing deposits totaled $27,105,802 as of September 30, 2009 and $0 as of December 31, 2008.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 8.38%, its Tier 1 risk-based capital ratio was 10.96% and the Bank’s total risk-based capital ratio was 12.22% - all exceeding the minimums of 5%, 6% and 10%, respectively.

With regards to the securities sold to the Treasury under CPP, if the Company is unable to redeem the Series A Preferred Stock within five years of its issuance, the cost of capital to the Company will increase significantly from 5% per annum ($850,000 annually) to 9% per annum ($1,530,000 annually).  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse effect on the Company’s liquidity and net income available to common stockholders.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on a service-released basis. This allows the Bank to serve the customer’s needs and retain a banking relationship with respect to such fixed-rate residential loans, while limiting its exposure to the risk associated with  carrying a long-term fixed-rate loan in its loan portfolio.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2009 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	59,754	(594)	-1%	8.35%	0.09%
+100	59,982	(366)	-1%	8.30%	0.04%
NC	60,348	-	-	8.26%	-
-100	61,086	738	1%	8.26%	0.00%
-200	63,493	3,145	5%	8.49%	0.23%

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

Item 4T. Controls and Procedures

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.  The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Common Security Holders
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 5: Income (Loss) Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 16, 2009
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 16, 2009
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)