Form 10-K
period 2009-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2010-03-30
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:      0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.10 per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter) was $14.7 million.  As of March 18, 2010 there were 2,638,440 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2009 Annual Report”) for the fiscal year ended December 31, 2009 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”)to be held on May 26, 2010 (Part III).

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

PART I

Item 1.  Business

Business of the Company

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware-chartered corporation that was formed in September 1997. The Company became a unitary savings and loan holding company for Guaranty Federal Savings Bank, a federal savings bank (the "Bank") on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company.  The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remaining shares were sold in a public offering.  In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company, and the shares of the Bank held by the public were exchanged for shares of the Company.  All of the shares of the Bank which remained outstanding after the conversion are owned by the Company.

On June 27, 2003, the Bank converted from a federal savings bank to a state-chartered bank with trust powers in Missouri, and the Company became a bank holding company.  On this date, the name of the Bank was changed from Guaranty Federal Savings Bank to Guaranty Bank.  The primary activity of the Company is to oversee its investment in the Bank.  The Company engages in few other activities.  For this reason, unless otherwise specified, references to the Company include operations of the Bank.  Further, information in a chart or table based on Bank only data is identical to or immaterially different from information that would be provided on a consolidated basis.  In addition to the Bank, the Company owns Guaranty Statutory Trust I and Guaranty Statutory Trust II, both Delaware statutory trusts.

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, multi-family residential mortgage loans, construction loans, permanent one-to four-family residential mortgage loans, business, consumer and other loans.  The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities.  The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of investment securities.

The Bank is regulated by the Missouri Division of Finance (“MDF”) and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").  See discussion under section captioned “Regulation” in this report.  The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2009 Annual Report, which is incorporated herein by reference.

Internet Website

The Company’s internet website address is www.gbankmo.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports. These materials are also available free of charge (other than a user's regular internet access charges) on the Securities and Exchange Commission's website at www.sec.gov.

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

Lending Activities

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
	Dollars in Thousands
Mortgage loans (includes loans held for sale):
One to four family	$112,138	21%	$109,688	19%	$85,160	16%	$89,650	18%	$103,532	23%
Multi-family	34,498	6%	31,757	6%	41,948	8%	50,366	10%	53,631	12%
Construction	21,579	4%	85,073	15%	89,724	17%	83,967	17%	70,390	16%
Commercial real estate	236,981	44%	204,218	36%	175,995	34%	155,801	32%	122,884	28%
Total mortgage loans	405,196	75%	430,736	75%	392,827	75%	379,784	78%	350,437	79%
Commercial business loans	114,498	21%	118,468	21%	104,026	20%	82,676	17%	66,370	15%
Consumer loans	23,017	4%	26,024	5%	25,576	5%	23,708	5%	24,264	6%
Total consumer and other loans	137,515	25%	144,492	25%	129,602	25%	106,384	22%	90,634	21%
Total loans	542,711	100%	575,228	100%	522,429	100%	486,168	100%	441,071	100%
Less:
Deferred loan fees/costs, net	132		173		224		115		141
Unearned discounts	-		-		-		-		3
Allowance for loan losses	14,076		16,728		5,963		5,784		5,400
Total Loans, net	$528,503		$558,327		$516,242		$480,269		$435,527

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2009.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$32,007	$30,304	$49,828	$112,139
Multi family	15,056	7,122	12,320	34,498
Construction	21,579	-	-	21,579
Commercial real estate	88,434	138,377	10,170	236,981
Commercial loans	64,435	42,494	7,568	114,497
Consumer loans	1,171	8,081	13,765	23,017
Total loans (1)	$222,682	$226,378	$93,651	$542,711
Less:
Deferred loan fees/costs				132
Allowance for loan losses				14,076
Loans receivable net				$528,503
(1)	Includes mortgage loans held for sale of $3,465

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2009 of all loans due after December 2010, which have pre-determined interest rates and which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% ARM
	(Dollars in Thousands)
One-to four-family	$19,975	$79,616	$99,591	80%
Multi-family	12,501	8,856	21,357	41%
Construction	511	11,227	11,738	96%
Commercial real estate	55,439	80,685	136,124	59%
Commercial loans	7,860	40,085	47,945	84%
Consumer loans	3,266	8	3,274	0%
Total loans (1)	$99,552	$220,477	$320,029	69%
(1)	Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

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

As of December 31, 2009, $112.1 million or 21% of the Bank’s total loan portfolio consisted of one- to four-family residential loans, of which 75% were ARM loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans.  The Bank originates multi-family mortgage loans in its primary lending area.  As of December 31, 2009, $34.5 million or 6% of the Bank's total loan portfolio consisted of multi-family residential real estate loans.  With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate.  Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property.  A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate.  The loan-to-one-borrower limitation, $11.3 million as of December 31, 2009, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans.  As of December 31, 2009, construction loans totaled $21.6 million or 4% of the Bank's total loan portfolio.  Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

Construction loans are made to contractors who have sufficient financial strength and a proven track record, for the purpose of resale, as well as on a "pre-sold" basis.  Construction loans made for the purpose of resale generally provide for interest only payments at floating rates and have terms of six months to fifteen months.  Construction loans to a borrower who will occupy a home, or to a builder who has pre-sold the home, typically have loan to value ratios of up to 80%.  Construction loans for speculative purposes, models, and commercial properties typically have loan to value ratios of up to 80%.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

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

Commercial Real Estate Loans.  As of December 31, 2009, the Bank has commercial real estate loans totaling $237 million or 44% of the Bank's total loan portfolio.  Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases.  The Bank has established its loan-to-one borrower limitation, which was $11.3 million as of December 31, 2009, as its maximum commercial real estate loan amount.  Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2009, the Bank’s commercial real estate loan portfolio included approximately $27.9 million, or 5% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions.  The Bank typically loans up to 80% of the appraised value over terms up to two years.  Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans.  As of December 31, 2009, the Bank has commercial business loans totaling $114.5 million or 21% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans.  The Bank also offers other loans, primarily consisting of loans secured by certificates of deposit, consumer loans, home equity loans and automobile loans.  As of December 31, 2009, the Bank has such loans totaling $23.0 million or 4% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

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

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans.  As of December 31, 2009, the Bank has thirty-one loans 90 days or more past due with a principal balance of $17,814,414 and one hundred six loans between 30 and 89 days past due with an aggregate principal balance of $12,950,280.  The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One- to four-family	$5,295	$2,907	$929	$883	$452
Multi-family	6,042	6,552	-	-	-
Construction	11,254	6,010	459	1,780	-
Commercial real estate	921	517	5,850	-	131
	23,512	15,986	7,238	2,663	583
Non-mortgage loans:
Commercial loans	5,640	4,629	-	44	-
Consumer and other loans	5,133	79	16	41	138
	10,773	4,708	16	85	138
Total non-accrual loans	34,285	20,694	7,254	2,748	721
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One- to four-family	-	-	103	-	-
Multi-family	-	-	-	-	-
Construction	-	443	-	-	-
Commercial real estate	-	-	-	-	-
	-	443	103	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	443	103	-	-

Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$34,285	$21,137	$7,357	$2,748	$721
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	6.53%	3.80%	1.43%	0.58%	0.17%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	4.65%	3.13%	1.30%	0.52%	0.15%

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

Non-Performing Assets	As of
	December 31,
	2009	2008	2007	2006	2005
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$5,295	$2,907	$929	$883	$452
Multi-family	6,042	6,552	-	-	-
Construction	11,254	6,010	459	1,780	-
Commercial real estate	921	517	5,850	-	131
	23,512	15,986	7,238	2,663	583
Non-mortgage loans:
Commercial loans	5,640	4,629	-	44	-
Consumer and other loans	5,133	79	16	41	138
	10,773	4,708	16	85	138
Total non-accrual loans	34,285	20,694	7,254	2,748	721
Real estate and other assets acquired in settlement of loans	6,760	5,655	727	173	27
Total non-performing assets	$41,045	$26,349	$7,981	$2,921	$748

Total non-accrual loans as a percentage of net loans	6.49%	3.71%	1.41%	0.57%	0.17%
Total non-performing assets as a percentage of total assets	5.56%	3.90%	1.41%	0.56%	0.16%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$1,400	$791	$716	$69	$8

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2009.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One- to four-family	10	$1,528	102	$8,566	1	$23	-	$-	113	$10,117
Multi-family	-	-	2	6,042	-	-	-	-	2	6,042
Construction	3	7,768	14	14,243	-	-	-	-	17	22,011
Commercial real estate	7	1,893	10	5,337	-	-	-	-	17	7,230
Commercial	14	4,542	23	10,143	4	952	-	-	41	15,637
Land	-	-	-	-	-	-	-	-	-	-
Other loans	-	-	10	237	4	5,037	1	40	15	5,314
Total loans	34	15,731	161	44,568	9	6,012	1	40	205	66,351
Foreclosed assets held-for-sale:
One- to four-family	-	-	9	1,353	-	-	-	-	9	1,353
Land and other assets	-	-	10	5,395	-	-	-	-	10	5,395
Total foreclosed assets	-	-	19	6,748	-	-	-	-	19	6,748
Total	34	$15,731	180	$51,316	9	$6,012	1	$40	224	$73,099

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

As of December 31, 2009 the Bank's total allowance for loan losses was $14.1 million or 2.74% of gross loans outstanding (excluding mortgage loans held for sale). This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

For fiscal year 2009, the Bank experienced loan charge offs in excess of recoveries, and based on the loan portfolio review discussed above, elected to add to the allowance through a provision for loan loss, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Beginning balance	$16,728	$5,963	$5,784	$5,400	$4,537
Gross loan charge offs
Mortgage Loans:
One- to four-family	(1,256)	(631)	(56)	(286)	(22)
Multi-family	(556)	(401)	(1)	-	-
Construction	(690)	(2,147)	(317)	(29)	-
Commercial real estate	(37)	(33)	(49)	-	-
	(2,539)	(3,212)	(423)	(315)	(22)
Non-mortgage loans:
Commercial loans	(999)	(677)	-	(206)	(12)
Consumer and other loans	(6,229)	(225)	(309)	(126)	(119)
	(6,229)	(225)	(309)	(126)	(119)
Total charge offs	(9,767)	(4,114)	(732)	(647)	(153)
Recoveries
Mortgage Loans:
One- to four-family	24	21	10	109	61
Multi-family	-	-	-	-	-
Construction	163	63	-	29	-
Commercial real estate	-	-	11	-	-
	187	84	21	138	61
Non-mortgage loans:
Commercial loans	8	13	8	103	-
Consumer and other loans	20	38	42	40	10
	28	51	50	143	10
Total recoveries	215	135	71	281	71
Net loan charge-offs	(9,552)	(3,979)	(661)	(366)	(82)
Provision charged to expense	6,900	14,744	840	750	945
Ending balance	$14,076	$16,728	$5,963	$5,784	$5,400

Net charge-offs as a percentage of average loans, net	1.86%	0.70%	0.14%	0.08%	0.02%
Allowance for loan losses as a percentage of average loans, net	2.74%	2.92%	1.24%	1.28%	1.29%
Allowance for loan losses as a percentage of total non-performing loans	41%	81%	82%	210%	749%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$10,509	75%	$12,526	75%	$4,484	75%	$4,512	78%	$4,266	79%
Non-Mortgage Loans	3,567	25%	4,202	25%	1,479	25%	1,272	22%	1,134	21%
Total	$14,076	100%	$16,728	100%	$5,963	100%	$5,784	100%	$5,400	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2009, the Company has investment securities with a carrying value of $103.1 million and an estimated fair value of $103.2 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $102.7 million, or 99.6%, of the Company’s investment securities portfolio are available-for-sale.

The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and sale of federal funds.

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	114,119	-	(535)	113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$100,947,936	$2,339,113	$(128,080)	$103,158,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	$-	$(6,639)	$19,418
Other	572,087	4,157	(34,611)	541,633
Debt Securities:
U. S. government agencies	2,450,000	24,130	-	2,474,130
Government sponsored mortgage-backed securities	61,304,310	1,173,274	(7,426)	62,470,158
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	135,538	-	(3,236)	132,302
Government sponsored mortgage-backed securities	420,927	24,565	(1,395)	444,097
	$64,908,919	$1,226,126	$(53,307)	$66,081,738

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2007
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	$880,205	$-	$906,262
Other	718,190	-	(59,390)	658,800
Debt Securities:
U. S. government agencies	1,800,034	4,049	-	1,804,083
Mortgage-backed securities	11,386,025	84,390	(109,622)	11,360,793
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	148,529	-	(2,000)	146,529
Government sponsored mortgage-backed securities	506,246	32,397	-	538,643
	$14,585,081	$1,001,041	$(171,012)	$15,415,110

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2009.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$5,500,000	1.11%	$5,517,631
Due in one to five years	22,578,386	2.60%	22,638,073
Due after ten years	2,564,119	5.03%	2,498,100
Equity securities not due on a single maturity date	102,212	0.00%	65,048
Government sponsored mortgage-backed securities not due on a single maturity date	70,203,219	4.50%	72,440,117
	$100,947,936	3.29%	$103,158,969

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2009			2008			2007
	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits

NOW	1.19%	$55,453	11%	1.13%	$42,949	9%	1.35%	$36,512	9%
Savings	0.99%	14,644	3%	0.94%	12,253	3%	2.11%	12,421	3%
Money Market	3.32%	199,967	38%	1.85%	52,083	12%	3.48%	64,319	15%
Non-interest bearing demand	0.00%	28,931	6%	0.00%	31,220	7%	0.00%	28,520	7%
Total		298,995	58%		138,505	31%		141,772	34%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	2.57%	123,880	24%	3.69%	216,141	48%	5.09%	190,772	46%
12-23 months	3.46%	16,406	3%	4.06%	10,260	2%	5.12%	57,434	14%
24-35 months	3.32%	50,622	10%	4.14%	58,249	13%	5.04%	12,593	3%
36-47 months	4.23%	15,999	3%	4.76%	10,042	2%	5.14%	5,752	1%
48-59 months	4.75%	4,518	1%	5.01%	8,897	2%	5.33%	6,386	2%
60-71 months	3.69%	1,834	1%	5.00%	3,771	1%	5.28%	3,456	1%
72-95 months	2.90%	797	0%	3.94%	1,214	1%	4.55%	26	0%
Total		214,056	42%		308,574	69%		276,419	66%
Total Deposits		$513,051	100%		$447,079	100%		$418,191	100%

Maturities of Certificates of Deposit of $100,000 or More

The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2009.

(Dollars in thousands)
As of December 31, 2009
Three months or less	$18,569
Over three through six months	5,425
Over six through twelve months	23,187
Over twelve months	23,127
Total	$70,308

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

	As of December 31,
	2009	2008	2007
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$23,000	$21,386	$69,650
One to two years	25,000	18,000	386
Two to three years	-	25,000	3,000
Three to four years	15,700	-	-
Four to five years	-	15,700	-
Over five years	52,350	52,350	3,050
Total	$116,050	$132,436	$76,086

Weighted average rate at end of period	2.68%	2.49%	4.37%

For the period:
Average outstanding balance	$112,851	$119,957	$65,575
Weighted average interest rate	2.79%	2.70%	5.29%

Maximum outstanding as of any month end	$116,050	$148,436	$92,500

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2009	2008	2007
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	6.62%	6.62%	6.62%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank.  The Bank has the ability to borrow $13.0 million as of December 31, 2009.  The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding.  The Bank had no outstanding balance on this line as of December 31, 2009 and 2008.

Securities Sold Under Agreements to Repurchase

The Company borrowed $9.8 million under a structured repurchase agreement in September 2007.  Interest was based on a variable rate of three month LIBOR minus 100 basis points until September 12, 2009 and converted into a fixed rate of 3.56% thereafter until maturity in September 2014.  The counterparty, Barclay’s Capital, Inc., had the right to terminate the transaction after two years.

The Company borrowed $30.0 million under three structured repurchase agreements in January 2008.  Interest was based on a fixed weighted average rate of 2.65% until maturity in January 2018.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the transactions after two years.

The Company has pledged certain investment securities with a fair value of $47.1 million as of December 31, 2009 to these repurchase agreements.

Notes payable

The Company had a $1.4 million revolving line of credit with a correspondent bank to be used for stock repurchases and investments.  The line of credit was secured by bank stock and bore interest at one-month LIBOR plus 1.75%, payable quarterly.  The balance was $0 and $1,435,190 at December 31, 2009 and 2008, respectively.  On January 30, 2009, the outstanding balance of this line of credit was paid in full and was not renewed.

Subsidiary Activity and Segment Information

The Company has three wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered bank with trust powers in Missouri; (ii) Guaranty Statutory Trust I, a Delaware statutory trust (“Trust I”); and (iii) Guaranty Statutory Trust II, a Delaware statutory trust (“Trust II”, and together with Trust I, the “Trusts”).  Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company.  Those debentures are the sole assets of the Trusts.  The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the trust preferred securities.  The Company has guaranteed any and all payment obligations of the Trusts related to the trust preferred securities.  Under generally accepted accounting principles, the Trusts are not consolidated with the Company.

The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc., a Missouri corporation.  This service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2009 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2009 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Common Dividend Payout Ratio	0%	(17%)	32%

Return on Average Assets	(0.45%)	(0.83%)	1.17%

Return on Average Equity	(6.45%)	(13.13%)	13.40%

Stockholders' Equity to Assets	6.97%	5.52%	7.54%

EPS Diluted	$(1.29)	$(2.06)	$2.19
Dividends on Common Shares	$-	$0.36	$0.70

Employees

As of March 18, 2010, the Bank has 140 full-time employees and 31 part-time employees.  As of December 31, 2009, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

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

Emergency Economic Stabilization Act

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

The Series A preferred shares qualify as Tier 1 capital.  The Series A preferred shares will be callable at par after three years.  Prior to the end of three years, the Series A preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. EESA was enacted to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Another initiative under EESA was to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

Other Regulatory Developments

On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provides for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provides full deposit insurance coverage for all non-interest bearing deposit accounts.  The additional insurance coverage was automatically available with no additional cost initially, but is assessed at a cost of 10 basis points on each dollar of non-interest bearing account.  The Program is currently set to expire on July 1, 2010.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  The ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.  As a result of our participation in the CPP, the restrictions and standards established in the ARRA are applicable to the Company.  The ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by EESA and AARA.  The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and prohibitions on tax gross-up payments.

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation is enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.  With the recent enactments of EESA and the ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (“Leverage Ratio”) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier 1 Leverage Ratio" (after deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to Risk-Based Capital and Leverage Ratio requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB.  See “Regulation of the Bank – Prompt Corrective Action.”  In addition, a bank's capital classifications may affect its activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

As of December 31, 2009, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2009 Annual Report.

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

Regulation of the Bank

General.  The Bank is regulated as a bank under state and federal law, including being regulated and supervised by the MDF. Its deposits are insured by the Depository Insurance Fund (“DIF”) of the FDIC, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund under the Federal Deposit Insurance Reform Act.  Lending activities and other investments must comply with various federal statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

Insurance of Deposit Accounts and Assessments.  The deposit accounts held by the Bank are insured by the DIF generally up to a maximum of $100,000 for each insured account (as defined by law and regulation) and up to a maximum of $250,000 for self-directed retirement accounts.  However, the EESA provides for a temporary increase from $100,000 to $250,000 in deposit insurance per depositor effective through December 31, 2013.

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution.  On February 27, 2009, the FDIC increased regular premium rates for 2009 and implemented changes to its risk-based assessment system.  On May 22, 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 Capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  The special assessment is part of the FDIC’s efforts to rebuild the DIF.

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment.  The payment in the amount of $4,135,875 was made on December 30, 2009, which represents total premiums for these three years as estimated by the FDIC.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2009.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2009 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2009, the Bank had $5,976,600 in FHLB stock, which was in compliance with this requirement.

Anti-Terrorism Legislation. The USA PATRIOT Act of 2001, of which the majority was reauthorized into law in March 2006, contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. U.S. financial institutions are required to adopt policies and procedures to combat money laundering and the Treasury Secretary is granted broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations.  The Bank is in compliance with this Act.

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

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president and senior credit officer and was a member of the board of directors.  He has a total of 24 years banking experience. Mr. Burke is a board member and Treasurer of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce.  He is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President, Chief Financial Officer and Chief Operations Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 18 years of experience in the financial services and public accounting industries.  Prior to joining the Company, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advising firm, for approximately eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is a current Board member of the Springfield chapter of the Make-A-Wish Foundation of Missouri.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank.  He joined the Bank in June 2006.  Mr. Mattson has over 30 years of commercial banking experience.  He was previously with Liberty Bank for six years, including four as Senior Loan Officer.  Mr. Mattson is currently a member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee.  He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA.

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank.  She joined the Bank in February 2009.  Ms. Biser has 24 years of banking experience.  Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution.  She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

As of December 31, 2009, the age of these individuals was 46 for Mr. Burke, 40 for Mr. Peters, 56 for Mr. Mattson and 46 for Ms. Biser.

Item 1A.  Risk Factors

The Company’s business and operations are subject to, and may be adversely affected by, certain risks and uncertainties. The following risks and other information that is incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, should be carefully considered. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on may also adversely affect the Company’s business and operation. This Form 10-K is qualified in its entirety by all these risk factors.

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

Industry Risk

Negative developments (beginning in the late 2007) in the sub-prime mortgage market and the securitization markets for such loans, along with other factors, have resulted in uncertainty in the financial markets and a related significant economic downturn.  This downturn continued throughout 2008, 2009 and beyond.  Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many banks.  In addition, real estate values supporting many loans have declined and may continue to decline.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by institutions to their customers and to each other.  Competition among depository institutions for deposits has increased significantly.  Financial institutions have experienced decreased access to deposits and other borrowings.  The economic pressures and the volatility in the financial markets may adversely affect our business, financial condition, result of operations and ultimately, the Company’s stock price.

Regulatory Risk

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

In order to address the weakened economy, and specifically the banking sector, and also to help consumers maintain confidence in the banking system, the EESA was signed into law on October 3, 2008.  The purpose of the many aspects of this legislation is to stabilize the U.S. banking system.  The EESA and any other regulatory initiatives may not have the desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s financial condition and results of operations could be materially and adversely affected.

Troubled Asset Relief Program

With regards to the securities sold to the Treasury under the CPP, if the Company is unable to redeem the Series A preferred shares within 5 years of their issuance, the cost of this capital will increase significantly, from 5% per annum to 9% per annum.  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Shares could have a material effect on our liquidity and net income available to common stockholders.

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock without the consent of the Treasury.  These restrictions, together with the potentially dilutive impact of the warrant issued to the Treasury, could have a negative effect on the value of our common stock.

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

Lending Risk

There are inherent risks associated with the Company’s lending activities. Changes in economic conditions and changes in interest rates among other things could impact the Bank’s borrowers’ capabilities to repay outstanding loans. A significant portion of the Bank’s loan portfolio is dependent on real estate.  The weakened real estate market has and may continue to increase our level of non-performing loans.  While we believe our allowance for loan losses is adequate as of December 31, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in the Bank making additions to the provision for loan loss during 2010. For a complete discussion of the lending activities of the Bank, please refer to pages 6 through 16.

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

Employment Risk

The Company’s success depends significantly on our Bank officers, especially executive officers Shaun A. Burke, Carter M. Peters, H. Michael Mattson and Sheri Biser.  Because we do not have employment agreements or non-compete agreements with our officers or employees, they are free to resign at any time and accept an employment offer from another company, including a competitor.  The unexpected loss of key officers may materially and adversely affect our business, financial condition, results of operations and future prospects.

Competition Risk

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the making of loans.  The Bank’s future success will be impacted on our ability to manage in a highly competitive industry.  The Bank's primary competitors are the financial institutions near each of the Bank's offices.  The privately held financial institutions with which we compete are not subject to the same degree of regulatory requirements that are imposed on publicly traded companies.  Also, restrictions under our participation in the CPP could adversely affect our ability to compete with institutions that are not participating.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The offices of the Company are located in the main office of the Bank.

The Bank's office facilities currently consist of its main office located at 1341 W. Battlefield in Springfield, Greene County, Missouri, six full-service branch offices and an operations center in Springfield, two full-service branch offices in Nixa, Christian County, Missouri, and one full-service branch office in Ozark, Christian County, Missouri.  The Bank also leases facilities in West Plains, Mountain Grove and Marshfield, Missouri for recently established loan production offices.  The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

The Bank maintains a network of Automated Teller Machines ("ATMs").  A total of 22 ATMs are located at various branches and primarily convenience stores located in Greene and Christian Counties in Missouri.  In addition, the Bank is a member of the TransFund ATM network which provides its customers surcharge free access to over 100 area ATMs and over 1,600 ATMs nationwide.  The Bank will evaluate and relocate existing ATMs as needed.

Item 3. Legal Proceedings

(a)           Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  As of December 31, 2009, there were no claims or lawsuits pending or known to be contemplated against the Company or the Bank that would have had a material effect on the Company or the Bank.

(b)           Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item  4.  Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2009 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item,see “Item 12.  Security Ownership of Certain Owners and Management andRelated StockholderMatters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2009.

Item 6.  Selected Financial Data

The information contained on pages 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2009 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 16 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2009 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2009 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

The financial statements set forth on pages 17 to 49 of the 2009 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 16 of the 2009 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options,warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	248,579	$19.61	62,000

Equity compensation plans not approved by security holders	36,875	18.01	5,608

Totals	285,454	$19.40	67,608

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers this plan and the 2001 SCP (discussed below).  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2009, there are no restricted shares in this plan that are not vested.  There have been 17,875 options granted under this plan at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under this plan (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the plan are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the plan.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the plan.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of this plan, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2009, all restricted shares in this plan are vested.  There have been 11,000 options granted under this plan at a weighted-average exercise price of $23.23 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under this plan is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2003 Stock Option Agreement.  During the period ended December 31, 2003, the independent directors of the Company authorized the issuance of 5,000 stock options as an employment inducement to a new officer of the Bank pursuant to an individual stock option agreement.  Stock options awarded under thisagreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant.  In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $17.20 per share.

2004 Stock Option Agreement.  Pursuant to the authorization of the independent directors of the Company, 25,000 stock options were issued by the Company on March 9, 2004 as an employment inducement to a new officer of the Bank under an individual stock option agreement.  Stock options awarded under thisagreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant.  In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $19.62 per share.

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

PART IV

Item 15. Exhibits and Financial Schedules

1.
The following financial statements and the report of independent registered public accounting firm included in the 2009 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009, 2008 and 2007.

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

10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2009 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2009 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant ( See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

99.1	CEO Certification pursuant to Sections 101(a)(1), 101(c)(5) and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009
99.2	CFO Certification pursuant to Sections 101(a)(1), 101(c)(5) and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009

* Management contract or compensatory plan or arrangement

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
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

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 30, 2010	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 30, 2010
(Principal Executive Officer)
Date:	March 30, 2010

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 30, 2010
Date:	March 30, 2010

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 30, 2010	Date:	March 30, 2010

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 30, 2010	Date:	March 30, 2010

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 30, 2010	Date:	March 30, 2010