Form 10-Q
period 2010-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2010-05-12
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2010
Common Stock, Par Value $0.10 per share	2,641,087 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	3/31/10	12/31/09
Cash	$5,130,947	$4,527,813
Interest-bearing deposits in other financial institutions	22,290,908	28,488,884
Cash and cash equivalents	27,421,855	33,016,697
Interest-bearing deposits	23,272,819	16,560,802
Available-for-sale securities	112,990,207	102,659,251
Held-to-maturity securities	415,476	472,783
Stock in Federal Home Loan Bank, at cost	5,976,600	5,976,600
Mortgage loans held for sale	1,818,993	3,465,080
Loans receivable, net of allowance for loan losses of
March 31, 2010 - $12,420,916 - December 31, 2009 - $14,076,123	503,355,248	525,038,053
Accrued interest receivable:
Loans	1,746,192	2,014,418
Investments and interest-bearing deposits	566,778	657,145
Prepaid expenses and other assets	6,612,563	6,731,409
Prepaid FDIC deposit insurance premiums	3,840,671	4,135,875
Foreclosed assets held for sale	16,113,956	6,759,648
Premises and equipment	11,750,103	11,817,516
Bank owned life insurance	10,169,686	10,069,540
Income taxes receivable	4,356,721	3,718,970
Deferred income taxes	4,021,506	4,686,065
	$734,429,374	$737,779,852

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$509,529,019	$513,051,102
Federal Home Loan Bank advances	116,050,000	116,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	252,038	135,610
Accrued expenses and other liabilities	632,797	519,385
Accrued interest payable	1,152,243	1,398,122
	682,831,097	686,369,219

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2010 and December 31, 2009 - 17,000 shares	15,943,678	15,874,788
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2010 and December 31, 2009 - 6,779,800 shares;	677,980	677,980
Common stock warrants; March 31, 2010 and December 31, 2009 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,520,906	58,523,646
Unearned ESOP shares	(603,930)	(660,930)
Retained earnings, substantially restricted	35,936,181	35,741,705
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	1,568,532	1,696,502
	113,421,158	113,231,502
Treasury stock, at cost; March 31, 2010 and December 31, 2009 -4,079,446 and 4,079,067 shares, respectively	(61,822,881)	(61,820,869)
	51,598,277	51,410,633
	$734,429,374	$737,779,852

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	3/31/2010	3/31/2009
Interest Income
Loans	$7,194,253	$7,444,709
Investment securities	936,943	829,396
Other	134,086	49,196
	8,265,282	8,323,301
Interest Expense
Deposits	2,834,114	4,035,306
Federal Home Loan Bank advances	778,876	782,250
Subordinated debentures	255,946	255,946
Other	286,869	234,489
	4,155,805	5,307,991
Net Interest Income	4,109,477	3,015,310
Provision for Loan Losses	950,000	980,000
Net Interest Income After Provision for Loan Losses	3,159,477	2,035,310
Provision for Loan Losses Noninterest Income
Service charges	378,452	425,189
Other fees	6,478	11,345
Gain on sale of investment securities	160,275	-
Gain on sale of loans	298,317	355,410
Gain (loss) on foreclosed assets	44,833	(150,712)
Other income	303,687	167,740
	1,192,042	808,972
Noninterest Expense
Salaries and employee benefits	2,065,502	2,032,460
Occupancy	425,017	481,264
FDIC deposit insurance premiums	309,654	274,530
Data processing	107,299	110,602
Advertising	75,000	90,976
Other expense	653,466	754,733
	3,635,938	3,744,565
Income (Loss) Before Income Taxes (Credits)	715,581	(900,283)
Provision (Credit) for Income Taxes	239,715	(308,163)
Net Income (Loss)	475,866	(592,120)
Preferred Stock Dividends and Discount Accretion	281,391	187,594
Net Income (Loss) Available to Common Shareholders	$194,475	$(779,714)

Basic Income (Loss) Per Common Share	$0.07	$(0.30)
Diluted Income (Loss) Per Common Share	$0.07	$(0.30)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2010 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$15,874,788	$677,980	$1,377,811	$58,523,646	$(660,930)	$(61,820,869)	$35,741,705	$1,696,502	$51,410,633
Comprehensive income
Net income	-	-	-	-	-	-	475,866	-	475,866
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	(127,970)	(127,970)
Total comprehensive income									347,896
Preferred stock discount accretion	68,890	-	-	-	-	-	(68,890)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(212,500)	-	(212,500)
Stock award plans	-	-	-	28,399	-	-	-	-	28,399
Treasury stock purchased	-	-	-	-	-	(2,012)	-	-	(2,012)
Release of ESOP shares	-	-	-	(31,139)	57,000	-	-	-	25,861
Balance, March 31, 2010	$15,943,678	$677,980	$1,377,811	$58,520,906	$(603,930)	$(61,822,881)	$35,936,181	$1,568,532	$51,598,277

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2009 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$-	$677,980	$-	$58,535,159	$(888,930)	$(61,813,354)	$39,114,189	$1,687,858	$37,312,902
Comprehensive loss
Net loss	-	-	-	-	-	-	(592,120)	-	(592,120)
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	410,531	410,531
Total comprehensive loss									(181,589)
Preferred stock issued	15,622,189	-	-	-	-	-		-	15,622,189
Common stock warrants issued	-	-	1,377,811	-	-	-	-	-	1,377,811
Preferred stock discount accretion	45,927	-	-	-	-	-	(45,927)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(141,667)	-	(141,667)
Stock award plans	-	-	-	24,426	-	-	-	-	24,426
Release of ESOP shares	-	-	-	(27,596)	57,000	-	-	-	29,404
Balance, March 31, 2009	$15,668,116	$677,980	$1,377,811	$58,531,989	$(831,930)	$(61,813,354)	$38,334,475	$2,098,389	$54,043,476

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$475,866	$(592,120)
Items not requiring (providing) cash:
Deferred income taxes	739,716	283,074
Depreciation	207,075	249,571
Provision for loan losses	950,000	980,000
Gain on loans and investment securities	(458,592)	(355,410)
(Gain) loss on sale of foreclosed assets	(90,619)	31,636
Accretion of gain on termination of interest rate swaps	(254,373)	(254,373)
Amortization of deferred income, premiums and discounts	(11,650)	(1,068)
Stock award plan expense	28,399	24,426
Origination of loans held for sale	(12,520,610)	(24,292,585)
Proceeds from sale of loans held for sale	14,465,014	23,652,529
Release of ESOP shares	25,861	29,404
Increase in cash surrender value of bank owned life insurance	(100,146)	-
Changes in:
Prepaid FDIC deposit insurance premiums	295,204	-
Accrued interest receivable	358,593	311,349
Prepaid expenses and other assets	118,846	88,404
Accounts payable and accrued expenses	(132,467)	357,403
Income taxes receivable	(637,751)	(891,237)
Net cash provided by (used in) operating activities	3,458,366	(378,997)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	10,510,939	19,946,469
Principal payments on available-for-sale securities	3,332,230	1,823,631
Principal payments on held-to-maturity securities	57,308	24,015
Proceeds from maturities of available-for-sale securities	12,456,500	-
Purchase of premises and equipment	(139,662)	(897,120)
Purchase of available-for-sale securities	(33,686,763)	(54,904,218)
Proceeds from sale of available-for-sale securities	7,778,597	5,566,848
Purchase of interest-bearing deposits	(12,501,000)	(2,689,000)
Proceeds from maturities of interest-bearing deposits	5,788,983	-
Capitalized costs on foreclosed assets held for sale	(6,966)	-
Proceeds from sale of foreclosed assets held for sale	976,793	632,991
Net cash used in investing activities	(5,433,041)	(30,496,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	2,336,467	100,832,660
Net decrease in certificates of deposit	(5,858,550)	(17,375,938)
Repayments of FHLB advances	-	(21,000,000)
Repayments of notes payable	-	(1,435,190)
Advances from borrowers for taxes and insurance	116,428	138,035
Proceeds from preferred stock and warrants	-	17,000,000
Common and preferred cash dividends paid	(212,500)	-
Treasury stock purchased	(2,012)	-
Net cash provided by (used in) financing activities	(3,620,167)	78,159,567
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,594,842)	47,284,186
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,016,697	15,097,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,421,855	$62,381,201

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Guaranty Federal Bancshares, Inc.’s (the “Company”) Form 10-K annual report for 2009 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2010
Equity Securities	$102,212	$9,970	$(33,874)	$78,308
Debt Securities:
U. S. government agencies	38,187,952	98,673	(69,433)	38,217,192
Government sponsored mortgage-backed securities	72,464,700	2,283,396	(53,389)	74,694,707
	$110,754,864	$2,392,039	$(156,696)	$112,990,207

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
	$100,475,153	$2,311,643	$(127,545)	$102,659,251

Maturities of available-for-sale debt securities as of March 31, 2010:

	Amortized Cost	Approximate Fair Value
Within one year	$3,500,000	$3,505,855
1-5 years	32,187,952	32,216,573
6-10 years	2,500,000	2,494,763
Government sponsored mortgage-backed securities not due on a single maturity date	72,464,700	74,694,707
	$110,652,652	$112,911,899

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2010
Debt Securities:
U. S. government agencies	$111,903	$-	$(541)	$111,362
Government sponsored mortgage-backed securities	303,573	22,581	-	326,154
	$415,476	$22,581	$(541)	$437,516

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Debt Securities:
U. S. government agencies	$114,119	$-	$(535)	$113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$472,783	$27,470	$(535)	$499,718

Maturities of held-to-maturity securities as of March 31, 2010:

	Amortized Cost	Approximate Fair Value
6-10 years	$111,903	$111,362
Government sponsored mortgage-backed securities not due on a single maturity date	303,573	326,154
	$415,476	$437,516

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $66,373,514 and $51,612,132 as of March 31, 2010 and December 31, 2009, respectively.  The approximate fair value of pledged securities amounted to $66,766,898 and $52,070,103 as of March 31, 2010 and December 31, 2009, respectively.

Realized gains and losses are recorded as net security gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $160,275 and $0 as of March 31, 2010 and March 31, 2009, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $59,302 and $0 as of March 31, 2010 and March 31, 2009, respectively.

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

                Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 and December 31, 2009, was $34,591,709 and $7,052,226, respectively, which is approximately 30% and 7% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$37,660	$(33,874)	$37,660	$(33,874)
U. S. government agencies	22,086,862	(69,433)	111,903	(541)	22,198,765	(69,974)
Government sponsored mortgage-backed securities	12,355,284	(53,389)	-	-	12,355,284	(53,389)
	$34,442,147	$(122,822)	$149,563	$(34,415)	$34,591,709	$(157,237)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$30,315	$(41,219)	$30,315	$(41,219)
U. S. government agencies	7,021,911	(86,861)	-	-	7,021,911	(86,861)
	$7,021,911	$(86,861)	$30,315	$(41,219)	$7,052,226	$(128,080)

Note 4:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2009 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2010:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2010	148,750	136,704	$19.40
Granted	35,000	20,000	5.08
Exercised	-	-	-
Forfeited	-	(10,875)	10.50
Balance outstanding as of March 31, 2010	183,750	145,829	17.30
Options exercisable as of March 31, 2010	77,250	84,329	21.15

Stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was $28,399 and $24,426, respectively.  As of March 31, 2010, there was $298,939 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 5: Income (Loss) Per Common Share

	For three months ended March 31, 2010
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$194,475	2,636,561	0.07
Effect of Dilutive Securities		-
Diluted Income per Common Share	$194,475	2,636,561	0.07

	For three months ended March 31, 2009
	Loss Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Loss per Common Share	$(779,714)	2,615,303	(0.30)
Effect of Dilutive Securities		-
Diluted Loss per Common Share	$(779,714)	2,615,303	(0.30)

Stock options to purchase 329,579 shares of common stock and stock warrants to purchase 459,459 shares of common stock were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.  Due to the Company’s net loss for the period ended March 31, 2009, no potentially dilutive shares were included in the computation of diluted earnings per common share.

Note 6: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	3/31/2010	3/31/2009
Unrealized gains on available-for-sale securities	$211,521	$906,010
Accretion of gains on interest rate swaps into income	$(254,373)	$(254,373)
Less: Reclassification adjustment for realized gains included in income	(160,275)	-
Other comprehensive income (loss), before tax effect	(203,127)	651,637
Tax expense (benefit)	(75,157)	241,106
Other comprehensive income (loss)	$(127,970)	$410,531

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	3/31/2010	12/31/2009

Unrealized gain on available-for-sale securities	$2,235,360	$2,184,098
Unrealized gain on interest rate swaps	254,373	508,746
	2,489,733	2,692,844
Tax effect	921,201	996,342
Net of tax amount	$1,568,532	$1,696,502

Note 7: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 810-10, “Amendments to FASB Interpretation No. 46R”.  The standard amends the tests for analyzing whether a company’s interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This standard was effective for the Company on January 1, 2010 and did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” which impacts ASC 820-10, “Fair Value Measurements and Disclosures”.  The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements.  The amendment also requires a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques.  The ASU was effective for the Company on January 1, 2010 and did not have a material impact on the Company’s condensed consolidated financial statements.

Note 8: Disclosures about Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale securities:  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  For these investments, the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy.  Level 2 securities include U.S. government agencies and government sponsored mortgage-backed securities.  The Company has no Level 3 securities.

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

3/31/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities:
Other	$78	$-	$-	$78
Debt securities:
U.S. government agencies	-	38,217	-	38,217
Government sponsored mortgage-backed securities	-	74,695	-	74,695
Available-for-sale securities	$78	$112,912	$-	$112,990

12/31/2009
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities:
Other	$65	$-	$-	$65
Debt securities:
U.S. government agencies	-	30,540	-	30,540
Government sponsored mortgage-backed securities	-	72,054	-	72,054
Available-for-sale securities	$65	$102,594	$-	$102,659

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Foreclosed Assets Held for Sale:Fair value is estimated using recent appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for selling costs. Foreclosed assets held for sale are classified within Level 3 of the valuation hierarchy.

Impaired loans (Collateral Dependent):   Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2010	$-	$-	$6,638	$6,638

December 31, 2009	$-	$-	$17,186	$17,186

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2010	$-	$-	$-	$-

December 31, 2009	$-	$-	$3,897	$3,897

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock
The carrying amounts reported in the balance sheets approximate those assets' fair value.

Held-to-maturity securities
Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits
Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances and securities sold under agreements to repurchase
The fair value of advances and securities sold under agreements to repurchase is estimated by using rates on debt with similar terms and remaining maturities.

Subordinated debentures
For these variable rate instruments, the carrying amount is a reasonable estimate of fair value.  There is currently a limited market for similar debt instruments and the Company has the option to call the subordinated debentures at an amount close to its par value.

Interest payable
The carrying amount approximates fair value.

Commitments to originate loans, letters of credit and lines of credit
The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,421,855	$27,421,855	$33,016,697	$33,016,697
Interest-bearing deposits	23,272,819	23,272,819	16,560,802	16,560,802
Held-to-maturity securities	415,476	437,516	472,783	499,718
Federal Home Loan Bank stock	5,976,600	5,976,600	5,976,600	5,976,600
Mortgage loans held for sale	1,818,993	1,818,993	3,465,080	3,465,080
Loans, net	503,355,248	508,903,980	525,038,053	529,941,646
Interest receivable	2,312,970	2,312,970	2,671,563	2,671,563
Financial liabilities:
Deposits	509,529,019	513,464,856	513,051,102	517,380,184
Federal Home Loan Bank advances	116,050,000	113,320,518	116,050,000	112,377,239
Securities sold under agreements to repurchase	39,750,000	38,980,713	39,750,000	40,198,606
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	1,152,243	1,152,243	1,398,122	1,398,122
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

On November 7, 2008, the Company elected to terminate three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of approximately $1.7 million.  The gain was deferred and is being accreted into income.  The Company recognized $254,373 of this gain for the three months ended March 31, 2010 and 2009, respectively.  The remaining gain of $254,373 as of March 31, 2010 will be accreted into interest income over the remaining three month term in accordance with the stated maturity date of the original agreements.

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

The proceeds from the CPP were allocated between the Series A Preferred Stock and the Warrant based on a fair value assigned using a discounted cash flow model.  This resulted in an initial value of $15,622,189 for the Series A Preferred Stock and $1,377,811 for the Warrant.  The discount of approximately $1.4 million on the Series A Preferred Stock is being accreted over the straight-line method (which approximates the level-yield method) over five years ending February 28, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of March 31, 2010, and the results of operations for the three months ended March 31, 2010 and 2009.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Financial Condition

The Company’s total assets decreased $3,350,478 (0%) from $737,779,852 as of December 31, 2009, to $734,429,374 as of March 31, 2010.

Securities available-for-sale increased $10,330,956 (10%) from $102,659,251 as of December 31, 2009, to $112,990,207 as of March 31, 2010. The increase is primarily due to purchases of $33.7 million offset by sales, maturities and principal payments received of $23.4 million.

Securities held-to-maturity decreased primarily due to principal repayments by $57,307 (12%) from $472,783 as of December 31, 2009, to $415,476 as of March 31, 2010.

Net loans receivable decreased by $21,682,805 (4%) from $525,038,053 as of December 31, 2009, to $503,355,248 as of March 31, 2010.  Commercial real estate loans decreased $3,692,817 (2%) from $236,980,868 as of December 31, 2009, to $233,288,051 as of March 31, 2010.  Commercial loans decreased $14,151,948 (12%) from $114,497,545 as of December 31, 2009, to $100,345,597 as of March 31, 2010.  Permanent multi-family loans decreased $4,289,088 (12%) from $34,498,240 as of December 31, 2009, to $30,209,152 as of March 31, 2010.  Construction loans increased $1,842,839 (8%) to $23,422,006 as of March 31, 2010 compared to $21,579,167 as of December 31, 2009.  Loans secured by owner occupied one to four unit residential real estate decreased $3,346,409 (3%) from $108,673,726 as of December 31, 2009, to $105,327,317 as of March 31, 2010.

Allowance for loan losses decreased $1,655,207 (12%) from $14,076,123 as of December 31, 2009 to $12,420,916 as of March 31, 2010. The allowance decreased due to net loan charge-offs of $2,605,207 exceeding the provision for loan losses of $950,000 recorded during the period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2009.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2010 and 2009 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2010 and December 31, 2009 was 2.41% and 2.61%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2010 and December 31, 2009 was 57.1% and 41.1%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Foreclosed assets held for sale increased $9,354,308 (138%) from $6,759,648 as of December 31, 2009, to $16,113,956 as of March 31, 2010.  This is primarily due to the foreclosure of two commercial real estate credits that were classified as impaired at December 31, 2009.

Deposits decreased $3,522,083 (1%) from $513,051,102 as of December 31, 2009, to $509,529,019 as of March 31, 2010.  For the three months ended March 31, 2010, checking and savings accounts increased by $2.3 million and certificates of deposit decreased by $5.8 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on securities available-for-sale and interest rate swaps, net of tax) increased $187,644 from $51,410,633 as of December 31, 2009, to $51,598,277 as of March 31, 2010.  The Company’s net income during this period was $475,866.  In conjuction with the Series A Preferred Stock, the Company accrued $212,500 of dividends (5%) and recorded $68,890 of accretion associated with the discount recognized on the preferred stock.    On a per common share basis, stockholders’ equity increased from $13.49 as of December 31, 2009 to $13.51 as of March 31, 2010.

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

	Three Months ended 3/31/2010			Three Months ended 3/31/2009
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$531,917	$7,194	5.41%	$563,137	$7,445	5.29%
Investment securities	110,184	937	3.40%	73,437	829	4.52%
Other assets	53,176	134	1.01%	88,665	49	0.22%
Total interest-earning	695,277	8,265	4.76%	725,239	8,323	4.59%
Noninterest-earning	41,027			20,889
	$736,304			$746,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$15,355	37	0.96%	$11,968	27	0.90%
Transaction accounts	257,637	1,292	2.01%	174,000	1,144	2.63%
Certificates of deposit	211,665	1,506	2.85%	309,175	2,864	3.71%
FHLB Advances	116,050	779	2.69%	114,005	782	2.74%
Securities sold under agreements to repurchase	39,750	286	2.88%	39,750	232	2.33%
Subordinated debentures	15,465	256	6.62%	15,465	256	6.62%
Other borrowed funds	-	-	-	462	3	2.60%
Total interest-bearing	655,922	4,156	2.53%	664,825	5,308	3.19%
Noninterest-bearing	28,129			31,926
Total liabilities	684,051			696,751
Stockholders’ equity	52,253			49,377
	$736,304			$746,128
Net earning balance	$39,355			$60,414
Earning yield less costing rate			2.23%			1.40%
Net interest income, and net interest margin on interest earning assets		$4,109	2.36%		$3,015	1.66%
Ratio of interest-earning assets to interest-bearing liabilities		106%			109%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2010 and 2009

Net income for the three months ended March 31, 2010 was $475,866 as compared to a net loss of $592,120 for the three months ended March 31, 2009, which represents an increase in earnings of $1,067,986 (180%) for the three month period ended March 31, 2010.

Interest Income

Total interest income for the three months ended March 31, 2010, decreased $58,019 (1%) as compared to the three months ended March 31, 2009.  For the three month period ended March 31, 2010 compared to the same period in 2009, the average yield on interest earning assets increased 16 basis points to 4.76%, while the average balance of interest earning assets decreased approximately $29,962,000.  The Company’s increase in the average yield on interest earning assets was primarily impacted by the average yield on loans which increased 12 basis points to 5.41% for the three months ended March 31, 2010, as compared to 5.29% during the same period in 2009.

Interest Expense

Total interest expense for the three months ended March 31, 2010, decreased $1,152,186 (22%) when compared to the three months ended March 31, 2009.  For the three month period ended March 31, 2010, the average cost of interest bearing liabilities decreased 66 basis points to 2.53%, and the average balance of interest bearing liabilities decreased approximately $8,903,000 when compared to the same period in 2009.  The significant decrease in the average cost was due to the Bank reducing the rate paid on money market accounts generated through an aggressive deposit campaign in 2009.  Also, the initiative to improve core transaction account liquidity in 2009 has allowed the Bank to steadily reduce its certificates of deposit over the last year, thus further increasing its interest cost savings quarter over quarter.

Net Interest Income

Net interest income for the three months ended March 31, 2010, increased $1,094,167 (36%) when compared to the same period in 2009. The average balance of interest earning assets decreased by approximately $21,059,000 more than the average balance in interest bearing liabilities decreased when comparing the three month period ended March 31, 2010 to the same period in 2009.  For the three month period ended March 31, 2010, the earning yield minus the costing rate spread increased 83 basis points to 2.23% when compared to the same period in 2009.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $950,000 for the three months ended March 31, 2010, compared to $980,000 for the same period in 2009.  The provision recorded for the current quarter is primarily due to the deterioration of one specific commercial borrower.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $383,070 (47%) for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

Gain on sale of loans decreased $57,093 (16%) for the three months ended March 31, 2010 when compared to the same period in 2009.  Gains on investment securities for the three months ended March 31, 2010 were $160,275 compared to $0 during the same period in 2009.  Gains on foreclosed assets increased $195,545 (130%) for the three months ended March 31, 2010 when compared to the same period in 2009.  Deposit service charges decreased $46,737 (11%) due primarily to declines in overdraft charges.

Noninterest Expense

Noninterest expense decreased $108,627 (3%) for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 primarily due to the Company’s cost control measures despite increases in personnel and FDIC insurance premiums.

Salaries and employee benefits increased $33,042 (2%) for the three months ended March 31, 2010 when compared to the same period in 2009.  This increase was primarily due to additions in a few key areas in 2009.

FDIC deposit insurance premiums increased $35,124 (13%) due to the increase in premium assessments beginning in 2009.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2010 and December 31, 2009 was 57.1% and 41.1%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2010, were $41.1 million or 5.60% of total assets as compared to $50.6 million, or 6.86% of total assets at December 31, 2009.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2010	12/31/2009	12/31/2008
Nonperforming loans	$21,753	$34,285	$20,694
Real estate acquired in settlement of loans	16,114	6,760	5,655
Total nonperforming assets	$37,867	$41,045	$26,349

Total nonperforming assets as a percentage of total assets	5.16%	5.56%	3.90%
Allowance for loan losses	$12,421	$14,076	$16,728
Allowance for loan losses as a percentage of gross loans	2.41%	2.61%	2.92%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations.  Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities.  The Company’s primary sources of liquidity include cash and cash equivalents, customer deposits and Federal Home Loan Bank of Des Moines borrowings.  The Company also has established borrowing lines available from the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $27,421,855 as of March 31, 2010 and $33,016,697 as of December 31, 2009, representing a decrease of $5,594,842.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of March 31, 2010, The Bank’s Tier 1 leverage ratio was 8.42%, its Tier 1 risk-based capital ratio was 10.85% and the Bank’s total risk-based capital ratio was 12.11% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity.  Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements.  The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.  The Bank does believe that certain accounts generated from the 2009 money market deposit campaign will be interest rate sensitive, however, the Bank does not have the historical experience with this type of campaign to predict fluctuations.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2010 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	61,906	(101)	0%	8.59%	0.18%
+100	61,911	(96)	0%	8.50%	0.09%
NC	62,006	-	-	8.41%	-
-100	62,555	548	1%	8.39%	-0.02%
-200	64,453	2,446	4%	8.54%	0.13%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2009 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s first quarter ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	-	-	-	198,777
February 1, 2010 to February 28, 2010	-	-	-	198,777
March 1, 2010 to March 31, 2010	379	$5.31	379	198,398
Total	379	$5.31	379

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Written Description of 2010 Executive Incentive Compensation Annual Plan – Chief Financial Officer and Chief Operating Officer* (1)
10.2	Written Description of 2010 Executive Incentive Compensation Annual Plan – Chief Lending Officer* (2)
10.3	Written Description of 2010 Executive Incentive Compensation Annual Plan – Chief Credit Officer* (3)
10.4	Written Description of 2010 Executive Incentive Compensation Annual Plan – Chief Operating Officer* (4)
11.	Statement re: computation of per share earnings (set forth in “Note 5: Income (Loss) Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

           *Management contract or compensatory plan or arrangement
___________________________________________________________

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 12, 2010
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 12, 2010
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)