Form 10-Q
period 2010-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2010-08-13
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)	☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2010
Common Stock, Par Value $0.10 per share	2,646,787 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	6/30/10	12/31/09
Cash	$5,650,863	$4,527,813
Interest-bearing deposits in other financial institutions	23,679,378	28,488,884
Cash and cash equivalents	29,330,241	33,016,697
Interest-bearing deposits	18,177,819	16,560,802
Available-for-sale securities	120,784,190	102,659,251
Held-to-maturity securities	396,817	472,783
Stock in Federal Home Loan Bank, at cost	6,048,700	5,976,600
Mortgage loans held for sale	1,646,172	3,465,080
Loans receivable, net of allowance for loan losses of June 30, 2010 - $11,936,840 - December 31, 2009 - $14,076,123	496,394,319	525,038,053
Accrued interest receivable:
Loans	1,886,282	2,014,418
Investments and interest-bearing deposits	768,676	657,145
Prepaid expenses and other assets	6,503,581	6,731,409
Prepaid FDIC deposit insurance premiums	3,541,844	4,135,875
Foreclosed assets held for sale	17,612,067	6,759,648
Premises and equipment	11,582,358	11,817,516
Bank owned life insurance	10,267,651	10,069,540
Income taxes receivable	4,209,641	3,718,970
Deferred income taxes	3,266,196	4,686,065
	$732,416,554	$737,779,852

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$505,933,398	$513,051,102
Federal Home Loan Bank advances	116,050,000	116,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	362,401	135,610
Accrued expenses and other liabilities	567,940	519,385
Accrued interest payable	1,074,875	1,398,122
	679,203,614	686,369,219

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares;issued and outstanding June 30, 2010 and December 31, 2009 - 17,000 shares	16,012,569	15,874,788
Common stock, $0.10 par value; authorized 10,000,000 shares;issued June 30, 2010 and December 31, 2009 - 6,779,800 shares;	677,980	677,980
Common stock warrants; June 30, 2010 and December 31, 2009 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,512,023	58,523,646
Unearned ESOP shares	(546,930)	(660,930)
Retained earnings, substantially restricted	36,147,293	35,741,705
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	2,859,603	1,696,502
	115,040,349	113,231,502
Treasury stock, at cost; June 30, 2010 and December 31, 2009 -4,080,220 and 4,079,067 shares, respectively	(61,827,409)	(61,820,869)
	53,212,940	51,410,633
	$732,416,554	$737,779,852

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Interest Income
Loans	$7,188,864	$7,412,658	$14,383,117	$14,857,367
Investment securities	920,866	978,779	1,857,809	1,808,175
Other	118,885	112,675	252,971	161,871
	8,228,615	8,504,112	16,493,897	16,827,413
Interest Expense
Deposits	2,474,014	3,943,129	5,308,128	7,978,435
Federal Home Loan Bank advances	787,430	785,395	1,566,306	1,567,645
Subordinated debentures	255,946	255,946	511,892	511,892
Other	288,698	219,904	575,567	454,393
	3,806,088	5,204,374	7,961,893	10,512,365
Net Interest Income	4,422,527	3,299,738	8,532,004	6,315,048
Provision for Loan Losses	950,000	3,300,000	1,900,000	4,280,000
Net Interest Income (Expense) After
Provision for Loan Losses	3,472,527	(262)	6,632,004	2,035,048
Noninterest Income
Service charges	408,098	472,144	786,550	897,333
Other fees	7,190	15,107	13,668	26,452
Gain on sale of investment securities	13,613	315,439	173,888	315,439
Gain on sale of loans	359,222	444,373	657,539	799,783
Income (loss) on foreclosed assets	(55,546)	98,037	(10,713)	(52,675)
Other income	328,022	177,363	631,709	345,103
	1,060,599	1,522,463	2,252,641	2,331,435
Noninterest Expense
Salaries and employee benefits	2,122,956	1,978,967	4,188,458	4,011,427
Occupancy	419,710	475,471	844,727	956,735
FDIC deposit insurance premiums	314,769	670,500	624,423	945,030
Data processing	107,123	103,856	214,422	214,458
Advertising	75,000	75,690	150,000	166,666
Other expense	719,173	730,838	1,372,639	1,485,571
	3,758,731	4,035,322	7,394,669	7,779,887
Income (Loss) Before Income Taxes	774,395	(2,513,121)	1,489,976	(3,413,404)
Provision (Credit) for Income Taxes	281,892	(881,039)	521,607	(1,189,202)
Net Income (Loss)	492,503	(1,632,082)	968,369	(2,224,202)
Preferred Stock Dividends and Discount Accretion	281,390	281,390	562,781	468,984
Net Income (Loss) Available to Common Shareholders	$211,113	$(1,913,472)	$405,588	$(2,693,186)

Basic Income (Loss) Per Common Share	$0.08	$(0.73)	$0.15	$(1.03)
Diluted Income (Loss) Per Common Share	$0.08	$(0.73)	$0.15	$(1.03)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE  30, 2010 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$15,874,788	$677,980	$1,377,811	$58,523,646	$(660,930)	$(61,820,869)	$35,741,705	$1,696,502	$51,410,633
Comprehensive income
Net income	-	-	-	-	-	-	968,369	-	968,369
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	1,163,101	1,163,101
Total comprehensive income									2,131,470
Preferred stock discount accretion	137,781	-	-	-	-	-	(137,781)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(425,000)	-	(425,000)
Stock award plans	-	-	-	53,972	-	-	-	-	53,972
Treasury stock purchased	-	-	-	-	-	(6,540)	-	-	(6,540)
Release of ESOP shares	-	-	-	(65,595)	114,000	-	-	-	48,405
Balance, June 30, 2010	$16,012,569	$677,980	$1,377,811	$58,512,023	$(546,930)	$(61,827,409)	$36,147,293	$2,859,603	$53,212,940

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$968,369	$(2,224,202)
Items not requiring (providing) cash:
Deferred income taxes	736,778	1,518,133
Depreciation	418,398	519,993
Provision for loan losses	1,900,000	4,280,000
Gain on loans and investment securities	(831,427)	(1,115,222)
Gain on sale of foreclosed assets	(42,745)	(88,296)
Accretion of gain on termination of interest rate swaps	(508,746)	(508,746)
Amortization of deferred income, premiums and discounts	229,981	126,982
Stock award plan expense	53,972	47,448
Origination of loans held for sale	(27,367,126)	(48,609,832)
Proceeds from sale of loans held for sale	29,843,573	47,750,498
Release of ESOP shares	48,405	64,314
Increase in cash surrender value of bank owned life insurance	(198,111)	-
Changes in:
Accrued interest receivable	16,605	49,654
Prepaid expenses and other assets	821,859	139,929
Accounts payable and accrued expenses	(274,692)	649,449
Income taxes receivable	(490,671)	(3,445,835)
Net cash provided by (used in) operating activities	5,324,422	(845,733)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	13,286,301	22,975,678
Principal payments on held-to-maturity securities	75,966	31,310
Principal payments on available-for-sale securities	6,986,387	5,945,457
Proceeds from maturities of available-for-sale securities	15,956,500	-
Purchase of premises and equipment	(183,240)	(1,349,503)
Purchase of available-for-sale securities	(47,687,802)	(61,589,748)
Proceeds from sale of available-for-sale securities	8,909,648	12,683,212
Purchase of interest-bearing deposits	(12,501,000)	(21,404,000)
Proceeds from maturities of interest-bearing deposits	10,883,983	-
Purchase of Federal Home Loan Bank stock	(72,100)	-
Purchase of tax credit investments	-	(2,751,905)
Capitalized costs on foreclosed assets held for sale	(28,664)	-
Insurance proceeds on foreclosed assets held for sale	575,879	-
Proceeds from sale of foreclosed assets held for sale	2,109,717	2,322,122
Net cash used in investing activities	(1,688,425)	(43,137,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	811,250	124,707,128
Net decrease in certificates of deposit	(7,928,954)	(46,360,695)
Repayments of FHLB advances	-	(21,000,000)
Repayments of notes payable	-	(1,435,190)
Advances from borrowers for taxes and insurance	226,791	249,781
Proceeds from preferred stock and warrants	-	17,000,000
Cash dividends paid on preferred stock	(425,000)	(247,917)
Treasury stock purchased	(6,540)	(7,515)
Net cash provided by (used in) financing activities	(7,322,453)	72,905,592
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,686,456)	28,922,482
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,016,697	15,097,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,330,241	$44,019,497

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Guaranty Federal Bancshares, Inc.’s (the “Company”) Form 10-K annual report for 2009 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2009, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2010
Equity Securities	$102,212	$11,679	$(36,471)	$77,420
Debt Securities:
U. S. government agencies	42,979,101	394,291	-	43,373,392
Government sponsored mortgage-backed securities	73,163,824	4,169,554	-	77,333,378
	$116,245,137	$4,575,524	$(36,471)	$120,784,190

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
	$100,475,153	$2,311,643	$(127,545)	$102,659,251

Maturities of available-for-sale debt securities as of June 30, 2010:

	Amortized Cost	Approximate Fair Value
After one through five years	$39,329,101	$39,651,663
After five through ten years	3,650,000	3,721,729
Government sponsored mortgage-backed securities not due on a single maturity date	73,163,824	77,333,378
	$116,142,925	$120,706,770

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

`	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2010
Debt Securities:
U. S. government agencies	$108,568	$-	$(181)	$108,387
Government sponsored mortgage-backed securities	288,249	23,516	-	311,765
	$396,817	$23,516	$(181)	$420,152

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Debt Securities:
U. S. government agencies	$114,119	$-	$(535)	$113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$472,783	$27,470	$(535)	$499,718

Maturities of held-to-maturity securities as of June 30, 2010:

	Amortized Cost	Approximate Fair Value
After five through ten years	$108,568	$108,387
Government sponsored mortgage-backed securities not due on a single maturity date	288,249	311,765
	$396,817	$420,152

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $73,656,298 and $65,782,604 as of June 30, 2010 and December 31, 2009, respectively.  The approximate fair value of pledged securities amounted to $77,065,524 and $67,572,830 as of June 30, 2010 and December 31, 2009, respectively.

Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.  Gross gains of $13,613 and $315,439 were realized from the sale of available-for-sale securities for the three months ended June 30, 2010 and 2009, respectively.  Gross gains of $173,888 and $315,439 were realized from the sale of available-for-sale securities for the six months ended June 30, 2010 and 2009, respectively.  The tax effect of these net gains was $64,339 and $116,712 as of June 30, 2010 and 2009, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 and December 31, 2009, was $180,102 and $7,052,226, respectively, which is approximately 0.12% and 6.84%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	June 30, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$71,534	$(36,471)	$71,534	$(36,471)
U. S. Government Agencies	-	-	108,568	(181)	108,568	(181)
	$-	$-	$180,102	$(36,652)	$180,102	$(36,652)

	December 31, 2009

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$30,315	$(41,219)	$30,315	$(41,219)
U. S. Government Agencies	7,021,911	(86,861)	-	-	7,021,911	(86,861)
	$7,021,911	$(86,861)	$30,315	$(41,219)	$7,052,226	$(128,080)

Note 4:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2009 Annual Report on Form 10-K.      The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2010:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2010	148,750	136,704	$19.40
Granted	40,000	20,000	5.17
Exercised	-	-	-
Forfeited	-	(10,875)	10.50
Balance outstanding as of June 30, 2010	188,750	145,829	17.14
Options exercisable as of June 30, 2010	79,250	89,329	21.49

Stock-based compensation expense recognized for the three months ended June 30, 2010 and 2009 was $25,573 and $23,022, respectively.   Stock-based compensation expense recognized for the six months ended June 30, 2010 and 2009 was $53,972 and $47,448, respectively.  As of June 30, 2010, there was $284,690 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

Note 5: Income (Loss) Per Common Share

	For three months ended June 30, 2010			For six months ended June 30, 2010
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$211,113	2,641,277	$0.08	$405,588	2,638,932	$0.15
Effect of Dilutive Securities:
Common Stock Warrants		37,972			16,751
Diluted Income Per Common Share	$211,113	2,679,249	$0.08	$405,588	2,655,683	$0.15

	For three months ended June 30, 2009			For six months ended June 30, 2009
	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Loss Per Common Share	$(1,913,472)	2,619,997	$(0.73)	$(2,693,186)	2,617,663	$(1.03)
Effect of Dilutive Securities		N/A			N/A
Diluted Loss Per Common Share	$(1,913,472)	2,619,997	$(0.73)	$(2,693,186)	2,617,663	$(1.03)

Stock options to purchase 334,579 shares of common stock were outstanding during the three and six months ended June 30, 2010, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.  Due to the Company’s net loss for the periods ended June 30, 2009, no potentially dilutive shares were included in the computation of diluted earnings per common share.

Note 6: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	6/30/2010	6/30/2009
Unrealized gains on available-for-sale securities	$2,368,551	$174,557
Accretion of gains on interest rate swaps into income	(508,746)	(508,746)
Less: Reclassification adjustment for realized gains included in income	(13,613)	(315,439)
Other comprehensive income (loss), before tax effect	1,846,192	(649,628)
Tax expense (benefit)	683,091	(240,362)
Other comprehensive income (loss)	$1,163,101	$(409,266)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	6/30/2010	12/31/2009

Unrealized gain on available-for-sale securities	$4,539,053	$2,184,098
Unrealized gain on interest rate swaps	-	508,746
	4,539,053	2,692,844
Tax effect	1,679,450	996,342
Net of tax amount	$2,859,603	$1,696,502

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

In July 2010, the FASB issued ASU 2010-20, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, to improve disclosures about the credit quality of financing receivables and the allowance for credit losses.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Management does not believe that this statement will have a material impact on the Company's consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

6/30/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$78	$-	$-	$78
Debt securities:
U.S. government agencies	-	43,373	-	43,373
Government sponsored mortgage-backed securities	-	77,333	-	77,333
Available-for-sale securities	$78	$120,706	$-	$120,784

12/31/2009
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$65	$-	$-	$65
Debt securities:
U.S. government agencies	-	30,540	-	30,540
Government sponsored mortgage-backed securities	-	72,054	-	72,054
Available-for-sale securities	$65	$102,594	$-	$102,659

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Foreclosed Assets Held for Sale:   Fair value is estimated using recent appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for selling costs.  Foreclosed assets held for sale are classified within Level 3 of the valuation hierarchy.

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2010	$-	$-	$5,568	$5,568

December 31, 2009	$-	$-	$17,186	$17,186

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2010	$-	$-	$3,272	$3,272

December 31, 2009	$-	$-	$3,897	$3,897

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock
The carrying amounts reported in the statements of financial condition approximate those assets' fair value.

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

Federal Home Loan Bank advances and securities sold under agreements to repurchase
For these variable rate instruments, the carrying amount is a reasonable extimate of fair value.  There is currently a limited market for similar debt instruments and the Company has the option to call the subordinated debentures at an amount close to its par value.

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$29,330,241	$29,330,241	$33,016,697	$33,016,697
Interest-bearing deposits	18,177,819	18,177,819	16,560,802	16,560,802
Held-to-maturity securities	396,817	420,152	472,783	499,718
Federal Home Loan Bank stock	6,048,700	6,048,700	5,976,600	5,976,600
Mortgage loans held for sale	1,646,172	1,646,172	3,465,080	3,465,080
Loans, net	496,394,319	503,537,721	525,038,053	529,941,646
Interest receivable	2,654,958	2,654,958	2,671,563	2,671,563
Financial liabilities:
Deposits	505,933,398	509,145,014	513,051,102	517,380,184
Federal Home Loan Bank advances	116,050,000	116,055,743	116,050,000	112,377,239
Securities sold under agreements to repurchase	39,750,000	40,542,173	39,750,000	40,198,606
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	1,074,875	1,074,875	1,398,122	1,398,122
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

On November 7, 2008, the Company elected to terminate its three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of $1.7 million.  The gain was deferred and is being accreted into income.  The Company recognized $254,373 of this gain for the three months ended June 30, 2010 and 2009, respectively, and recognized $508,746 of this gain for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the original gain at termination has been fully accreted into income in accordance with the stated maturity date of the original agreements.

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

The proceeds from the CPP were allocated between the Series A Preferred Stock and the Warrant based on a fair value assigned using a discounted cash flow model.  This resulted in an initial value of $15,622,189 million for the Series A Preferred Stock and $1,377,811 for the Warrant.  The discount of approximately $1.4 million on the Series A Preferred Stock is being accreted over the straight-line method (which approximates the level-yield method) over five years ending February 28, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of June 30, 2010, and the results of operations for the three and six months ended June 30, 2010 and 2009.

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

Financial Condition

The Company’s total assets decreased $5,363,298 (1%) from $737,779,852 as of December 31, 2009, to $732,416,554 as of June 30, 2010.

Cash and cash equivalents decreased $3,686,456 (11%) from $33,016,697 as of December 31, 2009, to $29,330,241 as of June 30, 2010.  Interest-bearing deposits increased $1,617,017 from $16,560,802 as of December 31, 2009, to $18,177,819 as of June 30, 2010.

Available-for-sale securities increased $18,124,939 (18%) from $102,659,251 as of December 31, 2009, to $120,784,190 as of June 30, 2010. The increase is primarily due to purchases of $47.7 million offset by sales, maturities and principal payments received of $31.9 million.

Held-to-maturity securities decreased primarily due to principal repayments by $75,966 (16%) from $472,783 as of December 31, 2009, to $396,817 as of June 30, 2010.

Net loans receivable decreased by $28,643,734 (5%) from $525,038,053 as of December 31, 2009, to $496,394,319 as of June 30, 2010.  Commercial real estate loans decreased by $8,984,376 (4%) from $236,980,868 as of December 31, 2009, to $227,996,492 as of June 30, 2010.  Commercial loans decreased $16,821,341 (15%) from $114,497,545 as of December 31, 2009, to $97,676,203 as of June 30, 2010.  Permanent multi-family loans increased by $5,170,962 (15%) from $34,498,240 as of December 31, 2009, to $39,669,202 as of June 30, 2010.  Construction loans decreased by $5,423,291 (25%) to $16,155,876 as of June 30, 2010 compared to $21,579,167 as of December 31, 2009.

Allowance for loan losses decreased $2,139,283 (15%) from $14,076,123 as of December 31, 2009 to $11,936,840 as of June 30, 2010. The allowance decreased due to net loan charge-offs of $4,039,283 exceeding the provision for loan losses of $1,900,000 recorded during the six month period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2009.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended June 30, 2010 and 2009 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2010 and December 31, 2009 was 2.35% and 2.61%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2010 and December 31, 2009 was 60.1% and 41.1%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Foreclosed assets held for sale increased $10,852,419 (161%) from $6,759,648 as of December 31, 2009, to $17,612,067 as of June 30, 2010.  This is primarily due to the foreclosure of two commercial real estate credits that were classified as impaired at December 31, 2009.

Deposits decreased $7,117,704 (1%) from $513,051,102 as of December 31, 2009, to $505,933,398 as of June 30, 2010.  For the six months ended June 30, 2010, checking and savings accounts increased by $811,250 and certificates of deposit decreased by $7.9 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities and interest rate swaps, net of tax) increased $1,802,307 from $51,410,633 as of December 31, 2009, to $53,212,940 as of June 30, 2010.  The Company’s net income during this period was $968,369.  In conjuction with the Series A Preferred Stock, the Company accrued $425,000 of dividends (5%) and recorded $137,781 of accretion associated with the discount recognized on the preferred stock. On a per common share basis, stockholders’ equity increased from $13.49 as of December 31, 2009 to $14.07 as of June 30, 2010.

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

	Three months ended 6/30/2010			Three months ended 6/30/2009
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$516,181	$7,189	5.57%	$554,783	$7,412	5.34%
Investment securities	118,007	921	3.12%	112,454	979	3.48%
Other assets	46,386	119	1.03%	61,740	113	0.73%
Total interest-earning	680,574	8,229	4.84%	728,977	8,504	4.67%
Noninterest-earning	51,480			21,266
	$732,054			$750,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$16,643	35	0.84%	$12,873	29	0.90%
Transaction accounts	257,451	997	1.55%	210,892	1,492	2.83%
Certificates of deposit	206,608	1,441	2.79%	274,375	2,421	3.53%
FHLB advances	116,050	787	2.71%	111,436	786	2.82%
Securities sold under agreements to repurchase	39,750	290	2.92%	39,750	220	2.21%
Subordinated debentures	15,465	256	6.62%	15,465	256	6.62%
Other borrowed funds	-	-	-	-	-	0.00%
Total interest-bearing	651,967	3,806	2.34%	664,791	5,204	3.13%
Noninterest-bearing	27,528			30,934
Total liabilities	679,495			695,725
Stockholders’ equity	52,559			54,518
	$732,054			$750,243
Net earning balance	$28,607			$64,186
Earning yield less costing rate			2.50%			1.54%
Net interest income, and net yield spread on interest earning assets		$4,423	2.60%		$3,300	1.81%
Ratio of interest-earning assets to interest-bearing liabilities		104%			110%

	Six months ended 6/30/2010			Six months ended 6/30/2009
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$523,937	$14,383	5.49%	$558,854	$14,857	5.32%
Investment securities	114,117	1,858	3.26%	93,054	1,808	3.89%
Other assets	49,559	253	1.02%	74,918	162	0.43%
Total interest-earning	687,613	16,494	4.80%	726,826	16,827	4.63%
Noninterest-earning	46,554			21,371
	$734,167			$748,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$16,002	72	0.90%	$12,423	56	0.90%
Transaction accounts	257,543	2,289	1.78%	192,548	2,636	2.74%
Certificates of deposit	209,122	2,947	2.82%	291,679	5,285	3.62%
FHLB advances	116,050	1,566	2.70%	112,714	1,568	2.78%
Securities sold under agreements to repurchase	39,750	576	2.90%	39,750	452	2.27%
Subordinated debentures	15,465	512	6.62%	15,465	512	6.62%
Other borrowed funds	-	-	-	230	3	2.61%
Total interest-bearing	653,932	7,962	2.44%	664,809	10,512	3.16%
Noninterest-bearing	27,829			31,426
Total liabilities	681,761			696,235
Stockholders’ equity	52,406			51,962
	$734,167			$748,197
Net earning balance	$33,681			$62,017
Earning yield less costing rate			2.36%			1.47%
Net interest income, and net yield spread on interest earning assets		$8,532	2.48%		$6,315	1.74%
Ratio of interest-earning assets to interest-bearing liabilities		105%			109%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2010 and 2009

Net income for the three months and six months ended June 30, 2010 was $492,503 and $968,369 as compared to a net loss of ($1,632,082) and ($2,224,202) for the three months and six months ended June 30, 2009, which represents an increase in net income of $2,124,585 (130%) for the three month period, and an increase in net income of $3,192,571 (144%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2010, decreased $275,497 (3%) and $333,516 (2%), respectively, as compared to the three months and six months ended June 30, 2009.  For the three month and six month periods ended June 30, 2010 compared to the same periods in 2009, the average yield on interest earning assets increased 17 basis points to 4.84% and increased 17 basis points to 4.80%, respectively, while the average balance of interest earning assets decreased approximately $48,403,000 and $39,213,000, respectively.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2010, decreased $1,398,286 (27%) and $2,550,472 (24%), respectively, when compared to the three months and six months ended June 30, 2009.  For the three month and six month periods ended June 30, 2010 compared to the same periods in 2009, the average cost of interest bearing liabilities decreased 79 basis points to 2.34% and 72 basis points to 2.44%, respectively, while the average balance of interest bearing liabilities decreased approximately $12,824,000 and $10,877,000, respectively, when compared to the same periods in 2009.  The significant decrease in the average cost of interest bearing liabilities is primarily due to the reduction at the beginning of 2010 in the cost of money market deposits generated through an aggressive deposit campaign in the first quarter of 2009.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2010, increased $1,122,789 (34%) and $2,216,956 (35%), respectively, when compared to the same periods in 2009. For the three and six month periods ended June 30, 2010, the earning yield minus the costing rate spread increased 96 and 89 basis points, respectively, when compared to the same periods in 2009.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $950,000 and $1,900,000 for the three months and six months ended June 30, 2010, respectively, compared to $3,300,000 and $4,280,000 for the same periods in 2009.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $461,864 (30%) and $78,794 (3%) for the three months and six months ended June 30, 2010, respectively, when compared to the three months and six months ended June 30, 2009.

Gains on sales of investment securities decreased $301,826 (96%) and $141,551 (45%) for the three months and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  Service charges on transaction accounts decreased by $64,046 (14%) and $110,783 (12%) for the three months and six months ended June 30, 2010 when compared to the same periods in 2009, primarily due to declines in overdraft charges.  Gain on sale of loans decreased $85,151 (19%) and $142,244 (18%) for the three months and six months ended June 30, 2010 when compared to the same period in 2009 due to decreased volume associated with the Bank’s selling fixed rate mortgage loans.  Income on foreclosed assets decreased by $153,583 (157%) and increased $41,962 (80%) for the three months and six months ended June 30, 2010 when compared to the same periods in 2009.  Other income for the three months and six months ended June 30, 2010 increased $150,659 (85%) and $286,606 (83%), respectively, when compared to the same periods in 2009, primarily due to the increase in cash surrender value of bank owned life insurance earned in 2010.  The life insurance asset was purchased in October 2009.

Noninterest Expense

Noninterest expense decreased $276,591 (7%) and $385,218 (5%) for the three months and six months ended June 30, 2010 when compared to the same periods in 2009.

Salaries and employee benefits increased $143,989 (7%) and $177,031 (4%) for the three months and six months ended June 30, 2010 when compared to the same periods in 2009.  This increase was primarily due to a few key personnel additions in 2009, as well as in the second quarter of 2010.

FDIC deposit insurance premiums decreased $355,731 (53%) and $320,607 (34%) for the three months and six months ended June 30, 2010 when compared to the same periods in 2009 due to the special assessment of $341,000 incurred as of June 30, 2009.

Provision  for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months and six months ended June 30, 2010.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2010 and December 31, 2009 was 60.1% and 41.1%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2010, were $42.2 million or 5.76% of total assets as compared to $50.6 million, or 6.86% of total assets at December 31, 2009.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

From December 31, 2009 to June 30, 2010, the allowance for loan losses decreased $2.1 million (15%) primarily due to the charge-off of specific loans that were classified as nonperforming at December 31, 2009.  In addition, the Company has experienced a significant decline in loan balances over the past several quarters that have reduced allowance for loan loss reserve requirements.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2010	12/31/2009	12/31/2008
Nonperforming loans	$19,847	$34,285	$20,694
Real estate acquired in settlement of loans	17,612	6,760	5,655
Total nonperforming assets	$37,459	$41,045	$26,349

Total nonperforming assets as a percentage of total assets	5.11%	5.56%	3.90%
Allowance for loan losses	$11,937	$14,076	$16,728
Allowance for loan losses as a percentage of gross loans	2.35%	2.61%	2.92%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $29,330,241 as of June 30, 2010 and $33,016,697 as of December 31, 2009, representing a decrease of $3,686,456.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of June 30, 2010, the Bank’s Tier 1 leverage ratio was 8.57%, its Tier 1 risk-based capital ratio was 10.98% and the Bank’s total risk-based capital ratio was 12.24% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2010 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	63,413	(1,256)	-2%	8.76%	0.03%
+100	63,952	(717)	-1%	8.74%	0.00%
NC	64,669	-	-	8.73%	-
-100	65,754	1,085	2%	8.77%	0.04%
-200	68,170	3,501	5%	8.99%	0.25%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Our business is subject to various risks. These risks are included in our 2009 Annual Report on Form 10-K under “Risk Factors”.

There has been no material change in such risk factors other than the following:

The enactment of the Dodd-Frank Act could have an adverse impact on our financial results.

In July 2010, Congress enacted and the President signed broad financial regulatory reform legislation that, among other things, will impose comprehensive regulation on financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will subject financial institutions to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. While some of the provisions will be effective immediately, others will be phased in over the next five years, and many are to be implemented by rules promulgated within six to 18 months of signing. While we know the substance of the Dodd-Frank Act, it is not possible at this time to predict the final form and substance of the regulations that will be adopted to carry out the Act. Any such regulations that subject us to additional capital requirements, or to additional restrictions or reporting requirements related to business practices, could have an adverse effect on our financial results. This financial impact is not currently quantifiable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s second quarter ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	774	$5.85	774	197,624
May 1, 2010 to May 31, 2010	-	-	-	197,624
June 1, 2010 to June 30, 2010	-	-	-	197,624
Total	774	$5.85	774

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

10.4	Written Description of 2010 Executive Incentive Compensation Annual Plan – Chief Operating Officer* (1)
11.	Statement re: computation of per share earnings (set forth in “Note 5: Income (Loss) Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

*Management contract or compensatory plan or arrangement
___________________________________________________________

(1)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 12, 2010
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 12, 2010
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)