Form 10-Q
period 2010-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2010-11-15
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2010
Common Stock, Par Value $0.10 per share	2,652,487 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	9/30/10	12/31/09
Cash	$5,144,273	$4,527,813
Interest-bearing deposits in other financial institutions	20,100,765	28,488,884
Cash and cash equivalents	25,245,038	33,016,697
Interest-bearing deposits	17,785,000	16,560,802
Available-for-sale securities	101,034,764	102,659,251
Held-to-maturity securities	273,256	472,783
Stock in Federal Home Loan Bank, at cost	5,381,200	5,976,600
Mortgage loans held for sale	3,637,312	3,465,080
Loans receivable, net of allowance for loan losses of September 30, 2010 - $12,540,590 - December 31, 2009 - $14,076,123	492,954,944	525,038,053
Accrued interest receivable:
Loans	1,906,645	2,014,418
Investments and interest-bearing deposits	573,520	657,145
Prepaid expenses and other assets	6,438,151	6,731,409
Prepaid FDIC deposit insurance premiums	3,252,833	4,135,875
Foreclosed assets held for sale	18,008,451	6,759,648
Premises and equipment	11,453,945	11,817,516
Bank owned life insurance	10,365,381	10,069,540
Income taxes receivable	4,185,640	3,718,970
Deferred income taxes	3,176,820	4,686,065
	$705,672,900	$737,779,852

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$493,687,036	$513,051,102
Federal Home Loan Bank advances	101,050,000	116,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	475,344	135,610
Accrued expenses and other liabilities	726,500	519,385
Accrued interest payable	1,005,382	1,398,122
	652,159,262	686,369,219

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares;issued and outstanding September 30, 2010 and December 31, 2009 - 17,000 shares	16,081,459	15,874,788
Common stock, $0.10 par value; authorized 10,000,000 shares;issued September 30, 2010 and December 31, 2009 - 6,779,800 shares;	677,980	677,980
Common stock warrants; September 30, 2010 and December 31, 2009 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,506,029	58,523,646
Unearned ESOP shares	(489,930)	(660,930)
Retained earnings, substantially restricted	36,388,105	35,741,705
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	2,799,593	1,696,502
	115,341,047	113,231,502
Treasury stock, at cost; September 30, 2010 and December 31, 2009 -4,080,220 and 4,079,067 shares, respectively	(61,827,409)	(61,820,869)
	53,513,638	51,410,633
	$705,672,900	$737,779,852

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Interest Income
Loans	$6,861,717	$7,402,215	$21,244,834	$22,259,582
Investment securities	866,386	979,708	2,724,195	2,787,883
Other	117,806	152,412	370,777	314,283
	7,845,909	8,534,335	24,339,806	25,361,748
Interest Expense
Deposits	2,346,081	3,816,803	7,654,209	11,795,238
Federal Home Loan Bank advances	768,569	791,470	2,334,875	2,359,115
Subordinated debentures	255,945	255,945	767,837	767,837
Other	289,240	221,864	864,807	676,257
	3,659,835	5,086,082	11,621,728	15,598,447
Net Interest Income	4,186,074	3,448,253	12,718,078	9,763,301
Provision for Loan Losses	850,000	670,000	2,750,000	4,950,000
Net Interest Income After
Provision for Loan Losses	3,336,074	2,778,253	9,968,078	4,813,301
Noninterest Income
Service charges	386,967	455,638	1,173,517	1,352,971
Other fees	8,805	14,913	22,473	41,365
Gain on sale of investment securities	41,471	341,596	215,359	657,035
Gain on sale of loans	472,082	314,440	1,129,621	1,114,223
Loss on foreclosed assets	(33,152)	(14,045)	(43,865)	(66,720)
Other income	302,948	217,826	934,657	562,929
	1,179,121	1,330,368	3,431,762	3,661,803
Noninterest Expense
Salaries and employee benefits	2,110,001	1,963,962	6,298,459	5,975,389
Occupancy	431,556	435,022	1,276,283	1,391,757
FDIC deposit insurance premiums	304,069	330,000	928,492	1,275,030
Data processing	122,133	107,063	336,555	321,521
Advertising	75,000	75,000	225,000	241,666
Other expense	663,862	480,909	2,036,501	1,966,480
	3,706,621	3,391,956	11,101,290	11,171,843
Income (Loss) Before Income Taxes	808,574	716,665	2,298,550	(2,696,739)
Provision (Credit) for Income Taxes	286,370	142,202	807,977	(1,047,000)
Net Income (Loss)	522,204	574,463	1,490,573	(1,649,739)
Preferred Stock Dividends and Discount Accretion	281,391	281,391	844,173	750,376
Net Income (Loss) Available to Common Shareholders	$240,813	$293,072	$646,400	$(2,400,115)

Basic Income (Loss) Per Common Share	$0.09	$0.11	$0.24	$(0.92)
Diluted Income (Loss) Per Common Share	$0.09	$0.11	$0.24	$(0.92)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$15,874,788	$677,980	$1,377,811	$58,523,646	$(660,930)	$(61,820,869)	$35,741,705	$1,696,502	$51,410,633
Comprehensive income
Net income	-	-	-	-	-	-	1,490,573	-	1,490,573
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	1,103,091	1,103,091
Total comprehensive income									2,593,664
Preferred stock discount accretion	206,671	-	-	-	-	-	(206,671)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(637,502)	-	(637,502)
Stock award plans	-	-	-	80,896	-	-	-	-	80,896
Treasury stock purchased	-	-	-	-	-	(6,540)	-	-	(6,540)
Release of ESOP shares	-	-	-	(98,513)	171,000	-	-	-	72,487
Balance, September 30, 2010	$16,081,459	$677,980	$1,377,811	$58,506,029	$(489,930)	$(61,827,409)	$36,388,105	$2,799,593	$53,513,638

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	9/30/2010	9/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,490,573	$(1,649,739)
Items not requiring (providing) cash:
Deferred income taxes	861,398	1,689,690
Depreciation	620,873	742,368
Provision for loan losses	2,750,000	4,950,000
Gain on loans and investment securities	(1,344,980)	(1,771,258)
Gain on sale of foreclosed assets	(15,710)	(118,806)
Accretion of gain on termination of interest rate swaps	(508,746)	(763,119)
Amortization of deferred income, premiums and discounts	416,987	223,122
Stock award plan expense	80,896	70,699
Origination of loans held for sale	(52,563,214)	(61,381,907)
Proceeds from sale of loans held for sale	53,520,603	62,777,067
Release of ESOP shares	72,487	96,990
Increase in cash surrender value of bank owned life insurance	(295,841)	-
Changes in:
Accrued interest receivable	191,398	(14,509)
Prepaid expenses and other assets	1,176,300	417,841
Accounts payable and accrued expenses	(185,625)	324,505
Income taxes receivable	(466,670)	(3,770,993)
Net cash provided by operating activities	5,800,729	1,821,951
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	15,073,178	22,159,013
Principal payments on held-to-maturity securities	199,642	46,240
Principal payments on available-for-sale securities	10,496,971	9,796,901
Proceeds from maturities of available-for-sale securities	28,956,500	6,500,000
Purchase of premises and equipment	(257,302)	(1,448,628)
Purchase of available-for-sale securities	(50,688,976)	(80,722,131)
Proceeds from sale of available-for-sale securities	14,956,798	20,432,170
Purchase of interest-bearing deposits	(12,501,000)	(29,605,802)
Proceeds from maturities of interest-bearing deposits	11,276,802	2,500,000
Redemption of Federal Home Loan Bank stock	595,400	-
Purchase of tax credit investments	-	(3,310,669)
Capitalized costs on foreclosed assets held for sale	(273,743)	(51,115)
Insurance proceeds on foreclosed assets held for sale	575,879	-
Proceeds from sale of foreclosed assets held for sale	2,685,837	3,143,180
Net cash provided by (used in) investing activities	21,095,986	(50,560,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	637,362	139,679,422
Net decrease in certificates of deposit	(20,001,428)	(81,021,606)
Repayments of FHLB advances	(15,000,000)	(21,386,000)
Repayments of notes payable	-	(1,435,190)
Advances from borrowers for taxes and insurance	339,734	348,407
Proceeds from preferred stock and warrants	-	17,000,000
Cash dividends paid on preferred stock	(637,502)	(460,417)
Treasury stock purchased	(6,540)	(7,515)
Net cash provided by (used in) financing activities	(34,668,374)	52,717,101
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,771,659)	3,978,211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,016,697	15,097,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,245,038	$19,075,226

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

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2010
Equity Securities	$102,212	$10,608	$(36,838)	$75,982
Debt Securities:
U. S. government agencies	26,441,257	427,093	-	26,868,350
Government sponsored mortgage-backed securities	70,047,496	4,042,936	-	74,090,432
	$96,590,965	$4,480,637	$(36,838)	$101,034,764

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
	$100,475,153	$2,311,643	$(127,545)	$102,659,251

Maturities of available-for-sale debt securities as of September 30, 2010:

	Amortized Cost	Approximate Fair Value
After one through five years	$25,291,257	$25,699,681
After five through ten years	1,150,000	1,168,670
Government sponsored mortgage-backed securities not due on a single maturity date	70,047,496	74,090,432
	$96,488,753	$100,958,783

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2010
Debt Securities:
U. S. government agencies	$2,238	$-	$-	$2,238
Government sponsored mortgage-backed securities	271,018	22,661	-	293,679
	$273,256	$22,661	$-	$295,917

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
Debt Securities:
U. S. government agencies	$114,119	$-	$(535)	$113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$472,783	$27,470	$(535)	$499,718

Maturities of held-to-maturity securities as of September 30, 2010:

	Amortized Cost	Approximate Fair Value
Within one year	$2,238	$2,238
Government sponsored mortgage-backed securities not due on a single maturity date	271,018	293,679
	$273,256	$295,917

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $63,812,707 and $65,782,604 as of September 30, 2010 and December 31, 2009, respectively.  The approximate fair value of pledged securities amounted to $67,098,338 and $67,572,830 as of September 30, 2010 and December 31, 2009, respectively.

Realized gains and losses are recorded as net securities gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.  Gross gains of $41,471 and $341,596 were realized from the sale of available-for-sale securities for the three months ended September 30, 2010 and 2009, respectively.  Gross gains of $215,359 and $657,035 were realized from the sale of available-for-sale securities for the nine months ended September 30, 2010 and 2009, respectively.  The tax effect of these net gains was $79,683 and $243,103 as of September 30, 2010 and 2009, respectively.

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

           Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 and December 31, 2009, was $34,696 and $7,052,226, respectively, which is approximately 0.03% and 6.84%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

			September 30, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,696	$(36,838)	$34,696	$(36,838)

			December 31, 2009

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$30,315	$(41,219)	$30,315	$(41,219)
U. S. Government Agencies	7,021,911	(86,861)	-	-	7,021,911	(86,861)
	$7,021,911	$(86,861)	$30,315	$(41,219)	$7,052,226	$(128,080)

Note 4:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2009 Annual Report on Form 10-K.      The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2010:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2010	148,750	136,704	$19.40
Granted	45,000	45,000	5.25
Exercised	-	-	-
Forfeited	-	(10,875)	10.50
Balance outstanding as of September 30, 2010	193,750	170,829	16.17
Options exercisable as of September 30, 2010	79,250	89,329	21.49

Stock-based compensation expense recognized for the three months ended September 30, 2010 and 2009 was $26,924 and $23,251, respectively.   Stock-based compensation expense recognized for the nine months ended September 30, 2010 and 2009 was $80,896 and $70,699, respectively.  As of September 30, 2010, there was $302,699 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

The Company maintains the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the “Plan”).  The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank.  As of September 30, 2010, non-incentive stock options for 25,000 shares of Common Stock have been granted under the Plan.  On October 29, 2010, the Company filed a registration statement with the Securities and Exchange Commission to register the transaction under which the shares of Common Stock may be issued pursuant to the terms of equity awards that may be made under the Plan.

Note 5: Income (Loss) Per Common Share

	For three months ended September 30, 2010			For nine months ended September 30, 2010
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$240,813	2,646,828	$0.09	$646,400	2,641,593	$0.24
Effect of Dilutive Securities:
Common Stock Warrants		18,283			16,751
Diluted Income Per Common Share	$240,813	2,665,111	$0.09	$646,400	2,658,344	$0.24

	For three months ended September 30, 2009			For nine months ended September 30, 2009
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Loss Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$293,072	2,625,181	$0.11	$(2,400,115)	2,620,197	$(0.92)
Effect of Dilutive Securities:
Common Stock Warrants		43,472			N/A
Diluted Income (Loss) Per Common Share	$293,072	2,668,653	$0.11	$(2,400,115)	2,620,197	$(0.92)

Stock options to purchase 364,579 shares of common stock were outstanding during the three and nine months ended September 30, 2010 and 285,454 shares were outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.  Due to the Company’s net loss for the nine month period ended September 30, 2009, no potentially dilutive shares were included in the computation of diluted earnings per common share.

Note 6: Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	9/30/2010	9/30/2009
Unrealized gains on available-for-sale securities	$2,475,043	$1,683,076
Accretion of gains on interest rate swaps into income	(508,746)	(763,119)
Less: Reclassification adjustment for realized gains included in income	(215,359)	(657,035)
Other comprehensive income, before tax effect	1,750,938	262,922
Tax expense	647,847	97,281
Other comprehensive income	$1,103,091	$165,641

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	9/30/2010	12/31/2009

Unrealized gain on available-for-sale securities	$4,443,798	$2,184,098
Unrealized gain on interest rate swaps	-	508,746
	4,443,798	2,692,844
Tax effect	1,644,205	996,342
Net of tax amount	$2,799,593	$1,696,502

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

9/30/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$76	$-	$-	$76
Debt securities:
U.S. government agencies	-	26,868	-	26,868
Government sponsored mortgage-backed securities	-	74,091	-	74,091
Available-for-sale securities	$76	$100,959	$-	$101,035

12/31/2009
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$65	$-	$-	$65
Debt securities:
U.S. government agencies	-	30,540	-	30,540
Government sponsored mortgage-backed securities	-	72,054	-	72,054
Available-for-sale securities	$65	$102,594	$-	$102,659

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

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2010	$-	$-	$10,276	$10,276

December 31, 2009	$-	$-	$17,186	$17,186

Foreclosed assets held for sale:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2010	$-	$-	$3,302	$3,302

December 31, 2009	$-	$-	$3,897	$3,897

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,245,038	$25,245,038	$33,016,697	$33,016,697
Interest-bearing deposits	17,785,000	17,785,000	16,560,802	16,560,802
Held-to-maturity securities	273,256	295,917	472,783	499,718
Federal Home Loan Bank stock	5,381,200	5,381,200	5,976,600	5,976,600
Mortgage loans held for sale	3,637,312	3,637,312	3,465,080	3,465,080
Loans, net	492,954,944	501,291,177	525,038,053	529,941,646
Interest receivable	2,480,165	2,480,165	2,671,563	2,671,563
Financial liabilities:
Deposits	493,687,036	496,679,401	513,051,102	517,380,184
Federal Home Loan Bank advances	101,050,000	102,999,565	116,050,000	112,377,239
Securities sold under agreements to repurchase	39,750,000	41,635,872	39,750,000	40,198,606
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	1,005,382	1,005,382	1,398,122	1,398,122
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

On November 7, 2008, the Company elected to terminate its three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of $1.7 million.  The gain was deferred and was being accreted into income.  The Company recognized $0 and $254,373 of this gain for the three months ended September 30, 2010 and 2009, respectively, and recognized $508,746 and $763,119 of this gain for the nine months ended September 30, 2010 and 2009, respectively.  As of June 30, 2010, the original gain at termination was fully accreted into income in accordance with the stated maturity date of the original agreements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009.

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

Financial Condition

The Company’s total assets decreased $32,106,952 (4%) from $737,779,852 as of December 31, 2009, to $705,672,900 as of September 30, 2010.

Cash and cash equivalents decreased $7,771,659 (24%) from $33,016,697 as of December 31, 2009, to $25,245,038 as of September 30, 2010.  Interest-bearing deposits increased $1,224,198 from $16,560,802 as of December 31, 2009, to $17,785,000 as of September 30, 2010.

Available-for-sale securities decreased $1,624,487 (2%) from $102,659,251 as of December 31, 2009, to $101,034,764 as of September 30, 2010. The decrease is primarily due to maturities and principal payments exceeding purchases for the nine month period.

Held-to-maturity securities decreased primarily due to principal repayments by $199,527 (42%) from $472,783 as of December 31, 2009, to $273,256 as of September 30, 2010.

Net loans receivable decreased by $32,083,109 (6%) from $525,038,053 as of December 31, 2009, to $492,954,944 as of September 30, 2010.  Commercial real estate loans decreased by $11,673,293 (5%) from $236,980,868 as of December 31, 2009, to $225,307,575 as of September 30, 2010.  Commercial loans decreased $18,884,536 (16%) from $114,497,545 as of December 31, 2009, to $95,613,009 as of September 30, 2010.  Permanent multi-family loans increased by $7,268,009 (21%) from $34,498,240 as of December 31, 2009, to $41,766,249 as of September 30, 2010.  Construction loans decreased by $4,167,233 (19%) to $17,411,934 as of September 30, 2010 compared to $21,579,167 as of December 31, 2009.

Allowance for loan losses decreased $1,535,533 (11%) from $14,076,123 as of December 31, 2009 to $12,540,590 as of September 30, 2010. The allowance decreased due to net loan charge-offs of $4,285,533 exceeding the provision for loan losses of $2,750,000 recorded during the nine month period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2009.  See discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2010 and 2009 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2010 and December 31, 2009 was 2.48% and 2.61%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2010 and December 31, 2009 was 61.7% and 41.1%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loans losses in the Bank’s existing loan portfolio.

Foreclosed assets held for sale increased $11,248,803 (166%) from $6,759,648 as of December 31, 2009, to $18,008,451 as of September 30, 2010.  This is primarily due to the foreclosure of two commercial real estate credits that were classified as impaired at December 31, 2009.

Deposits decreased $19,364,066 (4%) from $513,051,102 as of December 31, 2009, to $493,687,036 as of September 30, 2010.  For the nine months ended September 30, 2010, checking and savings accounts increased by $637,362 and certificates of deposit decreased by $20.0 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities and interest rate swaps, net of tax) increased $2,103,005 from $51,410,633 as of December 31, 2009, to $53,513,638 as of September 30, 2010.  The Company’s net income during this period was $1,490,573.  In conjuction with the Series A Preferred Stock, the Company recorded $844,173 of dividends (5%) and discount accretion. On a per common share basis, stockholders’ equity increased from $13.49 as of December 31, 2009 to $14.12 as of September 30, 2010.

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

	Three months ended 9/30/2010			Three months ended 9/30/2009
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$508,037	$6,862	5.40%	$538,229	$7,402	5.50%
Investment securities	112,139	866	3.09%	114,818	980	3.41%
Other assets	57,111	118	0.83%	60,674	152	1.00%
Total interest-earning	677,287	7,846	4.63%	713,721	8,534	4.78%
Noninterest-earning	49,173			24,933
	$726,460			$738,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$18,269	36	0.79%	$13,275	31	0.93%
Transaction accounts	257,722	917	1.42%	230,104	1,693	2.94%
Certificates of deposit	200,445	1,394	2.78%	247,712	2,093	3.38%
FHLB advances	113,115	769	2.72%	111,393	792	2.84%
Securities sold under agreements to repurchase	39,750	288	2.90%	39,750	221	2.22%
Subordinated debentures	15,465	256	6.62%	15,465	256	6.62%
Other borrowed funds	-	-	-	-	-	0.00%
Total interest-bearing	644,766	3,660	2.27%	657,699	5,086	3.09%
Noninterest-bearing	27,591			28,807
Total liabilities	672,357			686,506
Stockholders’ equity	54,103			52,148
	$726,460			$738,654
Net earning balance	$32,521			$56,022
Earning yield less costing rate			2.36%			1.69%
Net interest income, and net yield spread on interest earning assets		$4,186	2.47%		$3,448	1.93%
Ratio of interest-earning assets to interest-bearing liabilities		105%			109%

	Nine months ended 9/30/2010			Nine months ended 9/30/2009
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$518,579	$21,245	5.46%	$551,904	$22,260	5.38%
Investment securities	113,450	2,724	3.20%	99,338	2,788	3.74%
Other assets	47,041	371	1.05%	70,118	314	0.60%
Total interest-earning	679,070	24,340	4.78%	721,360	25,362	4.69%
Noninterest-earning	52,500			23,621
	$731,570			$744,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$16,766	108	0.86%	$12,710	87	0.91%
Transaction accounts	257,603	3,206	1.66%	205,204	4,329	2.81%
Certificates of deposit	206,198	4,341	2.81%	276,862	7,379	3.55%
FHLB advances	115,061	2,335	2.71%	112,272	2,360	2.80%
Securities sold under agreements to repurchase	39,750	864	2.90%	39,750	673	2.26%
Subordinated debentures	15,465	768	6.62%	15,465	768	6.62%
Other borrowed funds	-	-	-	152	3	2.63%
Total interest-bearing	650,843	11,622	2.38%	662,415	15,599	3.14%
Noninterest-bearing	27,749			30,541
Total liabilities	678,592			692,956
Stockholders’ equity	52,978			52,025
	$731,570			$744,981
Net earning balance	$28,227			$58,945
Earning yield less costing rate			2.40%			1.55%
Net interest income, and net yield spread on interest earning assets		$12,718	2.50%		$9,763	1.80%
Ratio of interest-earning assets to interest-bearing liabilities		104%			109%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30,
2010 and 2009

Net income for the three months and nine months ended September 30, 2010 was $522,204 and $1,490,573 as compared to net income of $574,463 and a net loss of ($1,649,739) for the three months and nine months ended September 30, 2009, which represents a decrease in net income of $52,259 (9%) for the three month period, and an increase in net income of $3,140,312 (190%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2010, decreased $688,426 (8%) and $1,021,942 (4%), respectively, as compared to the three months and nine months ended September 30, 2009.  For the three month and nine month periods ended September 30, 2010 compared to the same periods in 2009, the average yield on interest earning assets decreased 15 basis points to 4.63% and increased 9 basis points to 4.78%, respectively, while the average balance of interest earning assets decreased approximately $36,434,000 and $42,290,000, respectively.  The Company’s yield on loans was negatively impacted during the three and nine months ended September 30, 2010 due to the expiration of interest income being recognized on a matured interest rate swap as of June 30, 2010.  The effect on the third quarter’s interest income was approximately $255,000.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2010, decreased $1,426,247 (28%) and $3,976,719 (25%), respectively, when compared to the three months and nine months ended September 30, 2009.  For the three month and nine month periods ended September 30, 2010 compared to the same periods in 2009, the average cost of interest bearing liabilities decreased 82 basis points to 2.27% and 76 basis points to 2.38%, respectively, while the average balance of interest bearing liabilities decreased approximately $12,933,000 and $11,572,000, respectively, when compared to the same periods in 2009.  The primary reason for the significant decrease in the average cost of interest bearing liabilities is the reduction at the beginning of 2010 in the cost of money market deposits generated through an aggressive deposit campaign in the first quarter of 2009.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2010, increased $737,821 (21%) and $2,954,777 (30%), respectively, when compared to the same periods in 2009. For the three and nine month periods ended September 30, 2010, the earning yield minus the costing rate spread increased 67 and 85 basis points, respectively, when compared to the same periods in 2009.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $850,000 and $2,750,000 for the three months and nine months ended September 30, 2010, respectively, compared to $670,000 and $4,950,000 for the same periods in 2009.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $151,247 (11%) and $230,041 (6%) for the three months and nine months ended September 30, 2010, respectively, when compared to the three months and nine months ended September 30, 2009.

Gains on sales of investment securities decreased $300,125 (88%) and $441,676 (67%) for the three months and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.

Service charges on transaction accounts decreased by $68,671 (15%) and $179,454 (13%) for the three months and nine months ended September 30, 2010 when compared to the same periods in 2009, primarily due to declines in overdraft charges, which is partially due to the adoption of Regulation E.  Regulation E has negatively impacted overdraft income due to new requirements on debit card and ATM transactions.  The long-term impact cannot be fully determined.

Gain on sale of loans increased $157,642 (50%) and $15,398 (1%) for the three months and nine months ended September 30, 2010 when compared to the same period in 2009 due to favorable mortgage rates resulting in increased volume on fixed rate mortgage loan sales.

Noninterest Expense

Noninterest expense increased $314,665 (9%) for the three months ended September 30, 2010 and decreased $70,553 (1%) for the nine months ended September 30, 2010 when compared to the same periods in 2009.

Salaries and employee benefits increased $146,039 (7%) and $323,070 (5%) for the three months and nine months ended September 30, 2010 when compared to the same periods in 2009.  This increase was primarily due to a few key personnel additions in the latter half of the third quarter of 2009 and the second quarter of 2010.

FDIC deposit insurance premiums decreased $25,931 (8%) and $346,538 (27%) for the three months and nine months ended September 30, 2010 when compared to the same periods in 2009.  The decrease for the nine month period was due to the special assessment of $341,000 incurred as of June 30, 2009.

Other expense increased $182,953 (38%) and $70,021 (4%) for the three months and nine months ended September 30, 2010 when compared to the same periods in 2009.  The significant increase for the three month period relates to various other noninterest expense changes and items related to federal income tax credits purchased in 2009.

Provision  for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months and nine months ended September 30, 2010.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2010 and December 31, 2009 was 61.7% and 41.1%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2010, were $51.1 million or 7.24% of total assets as compared to $50.6 million, or 6.86% of total assets at December 31, 2009.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

From December 31, 2009 to September 30, 2010, the allowance for loan losses decreased $1.5 million (11%) primarily due to the charge-off of specific loans that were classified as nonperforming at December 31, 2009.  In addition, the Company has experienced a significant decline in loan balances over the past several quarters that have reduced allowance for loan loss reserve requirements.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include impaired loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2010	12/31/2009	12/31/2008
Nonperforming loans	$20,319	$34,285	$20,694
Real estate acquired in settlement of loans	18,008	6,760	5,655
Total nonperforming assets	$38,327	$41,045	$26,349

Total nonperforming assets as a percentage of total assets	5.43%	5.56%	3.90%
Allowance for loan losses	$12,541	$14,076	$16,728
Allowance for loan losses as a percentage of gross loans	2.48%	2.61%	2.92%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $25,245,038 as of September 30, 2010 and $33,016,697 as of December 31, 2009, representing a decrease of $7,771,659.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of September 30, 2010, the Bank’s Tier 1 leverage ratio was 8.74%, its Tier 1 risk-based capital ratio was 11.64% and the Bank’s total risk-based capital ratio was 12.90% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market on either a service-retained basis or service-released basis. To the extent this strategy is successful, the Bank is able to serve the customer’s needs and retain a banking relationship with respect to such fixed-rate residential loans, while limiting its exposure to the risk associated with  carrying a long-term fixed-rate loan in its loan portfolio.

The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity.  Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements.  The Bank believes, based on historical experience, that a substantial portion of such accounts represents non-interest rate sensitive core deposits.  The Bank believes that certain accounts generated from the 2009 money market deposit campaign will be interest rate sensitive, however, the Bank does not have the historical experience with this type of campaign to predict fluctuations.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2010 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	63,607	(1,773)	-2.70%	9.08%	-0.04%
+100	64,385	(996)	-1.50%	9.09%	-0.03%
NC	65,381	-	0.00%	9.12%	0.00%
-100	67,063	1,682	2.60%	9.24%	0.12%
-200	69,884	4,503	6.90%	9.51%	0.39%

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

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability management policies.  The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements.  The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2010, Congress enacted and the President signed broad financial regulatory reform legislation that, among other things, will impose comprehensive regulation on financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will subject financial institutions to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. While some of the provisions will be effective immediately, others will be phased in over the next five years, and many are to be implemented by rules promulgated within six to 18 months of signing. While we know the substance of the Dodd-Frank Act, it is not possible at this time to predict the final form and substance of the regulations that will be adopted to carry out the Act. Any such regulations that subject us to additional capital requirements, or to additional restrictions or reporting requirements related to business practices, could have a material adverse effect on our financial results. This financial impact is not currently quantifiable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.  The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2010.

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
___________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 15, 2010
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 15, 2010
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)