Form 10-K
period 2010-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2011-03-30
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

- or -

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:      0-23325
GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.10 per share
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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter) was $12.5 million.  As of March 1, 2011 there were 2,660,087 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2010 Annual Report”) for the fiscal year ended December 31, 2010 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 25, 2011 (Part III).

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

        Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2010 Annual Report, which is incorporated herein by reference.

Internet Website

     The Company’s internet website address is www.gbankmo.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. These materials are also available free of charge (other than a user's regular internet access charges) on the Securities and Exchange Commission's website at www.sec.gov.

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

Lending Activities

                Management continually monitors the loan portfolio mix, attempting to stay well diversified in both product and customer type.  Although there is a concentration, currently, in commercial real estate, Management continues to seek the best mix of loan products for the portfolio.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2010		2009		2008
	$	%	$	%	$	%
	Dollars in Thousands
Mortgage loans (includes loans held for sale):
One to four family	$105,737	20%	$111,587	21%	$109,940	19%
Multi-family	44,138	9%	35,904	7%	35,202	6%
Construction	63,308	12%	75,391	14%	138,749	24%
Commercial real estate	195,890	38%	196,727	36%	154,398	27%
Total mortgage loans	409,073	79%	419,609	77%	438,289	76%
Commercial business loans	85,428	16%	92,534	17%	98,549	17%
Consumer loans	23,426	5%	30,568	6%	38,390	7%
Total consumer and other loans	108,854	21%	123,102	23%	136,939	24%
Total loans	517,927	100%	542,711	100%	575,228	100%
Less:
Deferred loan fees/costs, net	179		132		173
Allowance for loan losses	13,083		14,076		16,728
Total Loans, net	$504,665		$528,503		$558,327

                The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2010.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$28,179	$31,740	$45,818	$105,737
Multi-family	19,218	12,466	12,454	44,138
Construction	43,055	19,385	868	63,308
Commercial real estate	53,266	130,052	12,572	195,890
Commercial loans	44,890	33,157	7,381	85,428
Consumer loans	3,299	7,725	12,402	23,426
Total loans (1)	$191,907	$234,525	$91,495	$517,927
Less:
Deferred loan fees/costs				179
Allowance for loan losses				13,083
Loans receivable net				$504,665

(1) Includes mortgage loans held for sale of $2,685

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2010 of all loans due after December 2011, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$19,114	$58,444	$77,558	75%
Multi-family	16,594	8,326	24,920	33%
Construction	7,484	12,769	20,253	63%
Commercial real estate	48,487	94,137	142,624	66%
Commercial loans	10,364	30,174	40,538	74%
Consumer loans	3,260	16,867	20,127	84%
Total loans (1)	$105,303	$220,717	$326,020	68%

(1)  Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

           Director and Insider loans.  Management believes that loans to Directors and Officers are prudent and within the normal course of business.  These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

    One- to Four-Family Mortgage Loans.  The Bank offers fixed- and adjustable-rate (“ARM”) first mortgage loans secured by one- to four-family residences in the Bank's primary lending area.  Typically, such residences are single family homes that serve as the primary residence of the owner.  However, there are a number of loans originated by the Bank which are secured by non-owner occupied properties.  Loan originations are generally obtained from existing or past customers, members of the local community, attorney referrals, established builders and realtors within the Bank's market area.  Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

                As of December 31, 2010, $105.7 million or 20% of the Bank’s total loan portfolio consisted of one- to four-family residential loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

                Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Bank does not originate ARM loans that provide for negative amortization.

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

                Multi-Family Mortgage Loans.  The Bank originates multi-family mortgage loans in its primary lending area.  As of December 31, 2010, $44.1 million or 9% of the Bank's total loan portfolio consisted of multi-family residential real estate loans.  With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate.  Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property.  A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate.  The loan-to-one-borrower limitation, $11.4 million as of December 31, 2010, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

                Construction Loans.  As of December 31, 2010, construction loans totaled $63.3 million or 12% of the Bank's total loan portfolio.  Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

                Commercial Real Estate Loans.  As of December 31, 2010, the Bank has commercial real estate loans totaling $195.9 million or 38% of the Bank's total loan portfolio.  Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

                To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases.  The Bank has established its loan-to-one borrower limitation, which was $11.4 million as of December 31, 2010, as its maximum commercial real estate loan amount.  Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

                As of December 31, 2010, the Bank’s commercial real estate loan portfolio included approximately $23.9 million, or 4.6% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions.  The Bank typically loans up to 75% of the appraised value over terms up to two years.  Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

    Commercial Business Loans.  As of December 31, 2010, the Bank has commercial business loans totaling $85.4 million or 16% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

    Consumer and Other Loans.  The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans.  As of December 31, 2010, the Bank has such loans totaling $23.4 million or 5% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Delinquencies, Non-Performing and Problem Assets.

                Delinquent Loans.  As of December 31, 2010, the Bank has fourteen loans 90 days or more past due with a principal balance of $3,952,154 and thirty-eight loans between 30 and 89 days past due with an aggregate principal balance of $6,708,800.  The Bank generally does not accrue interest on loans past due more than 90 days.

    The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of December 31,
	2010	2009	2008
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$3,120	$5,060	$2,907
Multi-family	-	6,042	6,552
Construction	8,935	11,254	6,010
Commercial real estate	2,980	921	517
	15,035	23,277	15,986
Non-mortgage loans:
Commercial loans	7,743	5,640	4,629
Consumer and other loans	234	5,368	79
	7,977	11,008	4,708
Total non-accrual loans	23,012	34,285	20,694
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-
Multi-family	-	-	-
Construction	-	-	443
Commercial real estate	-	-	-
	-	-	443
Non-mortgage loans:
Commercial loans	-	-	-
Consumer and other loans	-	-	-
	-	-	-
Total past maturity or past due accruing loans	-	-	443
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$23,012	$34,285	$21,137
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	4.55%	6.49%	3.79%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	3.37%	4.65%	3.13%

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

                The following table shows the principal amount of non-performing assets (i.e. loans that are not performing under regulatory guidelines) and all foreclosed assets, including assets acquired in settlement of loans and the resulting impact on interest income for the periods then ended.

Non-Performing Assets	As of December 31,
	2010	2009	2008
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$3,120	$5,060	$2,907
Multi-family	-	6,042	6,552
Construction	8,935	11,254	6,010
Commercial real estate	2,980	921	517
	15,035	23,277	15,986
Non-mortgage loans:
Commercial loans	7,743	5,640	4,629
Consumer and other loans	234	5,368	79
	7,977	11,008	4,708
Total non-accrual loans	23,012	34,285	20,694
Real estate and other assets acquired in settlement of loans	10,540	6,760	5,655
Total non-performing assets	$33,552	$41,045	$26,349

Total non-accrual loans as a percentage of net loans	4.55%	6.49%	3.71%
Total non-performing assets as a percentage of total assets	4.91%	5.56%	3.90%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$855	$1,400	$791

                Problem Assets.  Federal regulations require that the Bank review and classify its assets on a regular basis to determine those assets considered to be of lesser quality.  In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful, and loss.  "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable, and improbable.  An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a “special mention” category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Federal regulations require the Bank to establish general allowances for loan losses from assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.  A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital.

                For management purposes, the Bank also designates certain loans for additional attention.  Such loans are called “Special Mention” and have identified weaknesses, that if the situation deteriorates, the loans would merit a substandard classification.

                The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2010.

Classification of Assets	Special Mention		Substandard		Doubtful		Loss		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	15	$2,966	81	$7,950	-	$-	-	-	96	$10,916
Multi-family	-	-	-	-	-	-	-	-	-	-
Construction	4	4,621	16	13,380	-	-	-	-	20	18,001
Commercial real estate	9	7,604	19	15,076	-	-	-	-	28	22,680
Commercial	9	1,028	25	11,109	-	-	-	-	34	12,137
Land	-	-	-	-	-	-	-	-	-	-
Other loans	-	-	9	130	-	-	1	36	10	166
Total loans	37	16,219	150	47,645	-	-	1	36	188	63,900
Foreclosed assets held-for-sale:
One to four family	-	-	17	1,503	-	-	-	-	17	1,503
Land and other assets	-	-	17	9,037	-	-	-	-	17	9,037
Total foreclosed assets	-	-	34	10,540	-	-	-	-	34	10,540
Total	37	$16,219	184	$58,185	-	$-	1	$36	222	$74,440

Allowance for Loan Losses and Provision for Loan Losses

                The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of foreclosed assets held for sale.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                As of December 31, 2010, the Bank's total allowance for loan losses was $13.1 million or 2.65% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $993 thousand from December 31, 2009. The Bank experienced loan charge offs in excess of recoveries as Management charged off specific loans that had been identified and classified as impaired at December 31, 2009. Also, the Bank experienced a significant decline in loan balances during 2010 that has reduced allowance for loan loss reserve requirements.  This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

                Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology.  During 2010, the Bank recorded a provision for loan loss expense, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Beginning balance	$14,076	$16,728	$5,963
Gross loan charge offs
Mortgage Loans:
One to four family	(906)	(1,256)	(631)
Multi-family	-	(556)	(401)
Construction	(3,893)	(690)	(2,147)
Commercial real estate	(373)	(37)	(33)
	(5,172)	(2,539)	(3,212)
Non-mortgage loans:
Commercial loans	(1,847)	(999)	(677)
Consumer and other loans	(366)	(6,229)	(225)
	(2,213)	(7,228)	(902)
Total charge offs	(7,385)	(9,767)	(4,114)
Recoveries
Mortgage Loans:
One to four family	25	24	21
Multi-family	-	-	-
Construction	10	163	63
Commercial real estate	12	-	-
	47	187	84
Non-mortgage loans:
Commercial loans	60	8	13
Consumer and other loans	1,085	20	38
	1,145	28	51
Total recoveries	1,192	215	135
Net loan charge-offs	(6,193)	(9,552)	(3,979)
Provision charged to expense	5,200	6,900	14,744
Ending balance	$13,083	$14,076	$16,728

Net charge-offs as a percentage of average loans, net	1.25%	1.86%	0.70%
Allowance for loan losses as a percentage of average loans, net	2.65%	2.74%	2.92%
Allowance for loan losses as a percentage of total non-performing loans	57%	41%	81%

Allocation of Allowance for Loan Losses

                 The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$9,913	76%	$10,883	77%	$12,746	76%
Non-Mortgage Loans	3,170	24%	3,193	23%	3,982	24%
Total	$13,083	100%	$14,076	100%	$16,728	100%

Investment Activities

                The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2010, the Company has investment securities with an amortized cost of $94.2 million and an estimated fair value of $97.1 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $96.8 million, or 99.7%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile.  In 2010, the Company sold $17.3 million in securities and recognized $275,125 of gain.  In each instance, securities were bought back in to the portfolio.  These bond swaps are executed to restructure the portfolio or its cash flows.

 In addition to the securities described above, the Company held $12.8 million in insured certificates of deposit.  These were purchased because of the spread advantage to traditional debt, and low risk weighting.  For financial statement reporting purposes, the Company considers these certificates interest bearing deposits.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	260,956	20,828	-	281,784
	$94,180,205	$3,115,676	$(169,444)	$97,126,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	114,119	-	(535)	113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$100,947,936	$2,339,113	$(128,080)	$103,158,968

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2008
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities:
FHLMC stock	$26,057	$-	$(6,639)	$19,418
Other	572,087	4,157	(34,611)	541,633
Debt Securities:
U. S. government agencies	2,450,000	24,130	-	2,474,130
Government sponsored mortgage-backed securities	61,304,310	1,173,274	(7,426)	62,470,158
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	135,538	-	(3,236)	132,302
Government sponsored mortgage-backed securities	420,927	24,565	(1,395)	444,097
	$64,908,919	$1,226,126	$(53,307)	$66,081,738

The following table sets forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2010.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in two to five years	$26,409,482	2.30%	$26,549,593
Due after five years	1,000,000	2.25%	953,489
Equity securities not due on a single maturity date	102,212	0.00%	77,920
Government sponsored mortgage-backed securities not due on a single maturity date	66,668,511	4.67%	69,545,434
	$94,180,205	4.12%	$97,126,436

Sources of Funds

General.  The Company's primary sources of funds are deposits, borrowings (including issuances of subordinated debentures), amortization and prepayments of loans and amortization, and prepayments and maturities of investment securities.

Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms.  The Bank has concentrated on a diverse deposit mix, such that transaction accounts make a greater percent of funding than in the past.  The Bank offers fixed-term certificates of deposit, savings, money market, individual retirement accounts, and NOW (checking) accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, local competition, and competition from non-bank financial service providers.  The Company closely manages its deposit position and mix to manage interest rate risk and improve its net interest margin.  The Bank's deposits are typically obtained from the areas in which its offices are located.  The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The Bank seeks to maintain a high level of stable core deposits by providing high quality service through its employees and its convenient office and branch locations.

Deposit Account Types

           The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).
	As of December 31,			As of December 31,			As of December 31,
	2010			2009			2008
	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits

NOW	0.78%	$74,985	16%	1.19%	$55,453	11%	1.13%	$42,949	9%
Savings	0.69%	19,189	4%	0.99%	14,644	3%	0.94%	12,253	3%
Money Market	1.20%	183,692	38%	3.32%	199,967	38%	1.85%	52,083	12%
Non-interest bearing demand	0.00%	26,634	5%	0.00%	28,931	6%	0.00%	31,220	7%
Total		304,500	63%		298,995	58%		138,505	31%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	2.02%	113,602	24%	2.57%	123,880	24%	3.69%	216,141	48%
12-23 months	1.89%	7,401	1%	3.46%	16,406	3%	4.06%	10,260	2%
24-35 months	2.64%	37,010	8%	3.32%	50,622	10%	4.14%	58,249	13%
36-47 months	2.60%	13,067	3%	4.23%	15,999	3%	4.76%	10,042	2%
48-59 months	2.92%	3,180	1%	4.75%	4,518	1%	5.01%	8,897	2%
60-71 months	2.46%	1,866	0%	3.69%	1,834	1%	5.00%	3,771	1%
72-95 months	2.37%	68	0%	2.90%	797	0%	3.94%	1,214	1%
Total		176,194	37%		214,056	42%		308,574	69%
Total Deposits		$480,694	100%		$513,051	100%		$447,079	100%

Maturities of Certificates of Deposit of $100,000 or More

Management placed great emphasis on reducing the dependence on jumbo deposits ($100,000 or more) in 2010.  The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2010.

(Dollars in thousands)
As of December 31, 2010
Three months or less	$28,457
Over three through six months	3,899
Over six through twelve months	14,109
Over twelve months	20,799
Total	$67,264

Borrowings

                The Company’s borrowings consist primarily of FHLB advances, issuances of junior subordinated debentures and securities sold under agreements to repurchase.

         Deposits are the primary source of funds for the Bank's lending activities and other general business purposes.  However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System, of which the Bank is a member, makes available, subject to compliance with eligibility standards, a portion of the funds necessary through loans (advances) to its members. Use of FHLB advances is a common practice, allowing the Bank to provide funding to its customers at a time when significant liquidity is not present, or at a rate advantageous relative to current market deposit rates. FHLB advances, due to their structure, allow the Bank to better manage its interest rate and liquidity risk.  The following table presents certain data for FHLB advances as of the dates indicated.

	As of December 31,
	2010	2009	2008
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$25,000	$23,000	$21,386
One to two years	-	25,000	18,000
Two to three years	15,700	-	25,000
Three to four years	-	15,700	-
Four to five years	250	-	15,700
Over five years	52,100	52,350	52,350
Total	$93,050	$116,050	$132,436

Weighted average rate at end of period	2.58%	2.68%	2.49%

For the period:
Average outstanding balance	$109,967	$112,851	$119,957
Weighted average interest rate	2.66%	2.79%	2.70%

Maximum outstanding as of any month end	$116,050	$116,050	$148,436

Junior Subordinated Debentures:  On December 15, 2005, the Company completed an offering of $15 million of “Trust Preferred Securities” (defined hereinafter).  The Company formed two wholly-owned subsidiaries, Guaranty Statutory Trust I (“Trust I”) and Guaranty Statutory Trust II (“Trust II”) each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of Trust Preferred Securities.  The proceeds of the sale of Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company, were used by each Trust to purchase certain debentures from the Company.  The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee.  The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly.  The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%.  The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the Trust Preferred Securities.

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.
	As of December 31,
	2010	2009	2008
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	6.62%	6.62%	6.62%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank.  The Bank has the ability to borrow $39.0 million as of December 31, 2010.  The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding.  The Bank had no borrowings on this line as of December 31, 2010 and 2009.  The line is regarded by management as a contingency source of funds, and is not utilized in day to day operating activity except for planning.

Securities Sold Under Agreements to Repurchase

The Company borrowed $9.8 million under a structured repurchase agreement in September 2007.  Interest was based on a variable rate indexed to the three month LIBOR until September 12, 2009 and converted into a fixed rate of 3.56% thereafter until maturity in September 2014.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the agreement on a quarterly basis until maturity.

The Company borrowed $30.0 million under three structured repurchase agreements in January 2008.  Interest is based on a fixed weighted average rate of 2.65% until maturity in January 2018.  The counterparty, Barclay’s Capital, Inc., has the right to terminate the agreements on a quarterly basis until maturity.

The Company has pledged certain investment securities with a fair value of $46.9 million as of December 31, 2010 to secure certain of its obligations under these repurchase agreements.

Management monitors these transactions closely, and management has determined to keep them in place due to the net income relief these types of transactions provide in the low interest rate environment.  The spread and interest rate risk on the transactions remain healthy.

Subsidiary Activity and Segment Information

The Company has three wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered bank with trust powers in Missouri; (ii) Trust I; and (iii) Trust II.  As discussed in more detail above, Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company.  Those debentures are the sole assets of the Trusts.  The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the trust preferred securities.  The Company has guaranteed any and all payment obligations of the Trusts related to the trust preferred securities.  Under generally accepted accounting principles, the Trusts are not consolidated with the Company.

The Bank has one service corporation subsidiary, Guaranty Financial Services of Springfield, Inc., a Missouri corporation.  This service corporation, which has been inactive since February 1, 2003, had agreements with third party providers for the sale of securities and casualty insurance products.

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2010 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2010 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2010	2009	2008

Common Dividend Payout Ratio	0%	0%	(17%)

Return on Average Assets	0.00%	(0.45%)	(0.83%)

Return on Average Equity	0.01%	(6.45%)	(13.13%)

Stockholders' Equity to Assets	7.62%	6.97%	5.52%

EPS Diluted	$-	$(1.29)	$(2.06)
Dividends on Common Shares	$-	$-	$0.36

Employees

As of December 31, 2010, the Bank had 146 full-time employees and 34 part-time employees.  As of December 31, 2010, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

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

         Direct competition for deposit accounts comes from other commercial banks, credit unions, regional bank and thrift holding companies, and savings institutions located in its primary market area.  Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, insurance companies, and retail stores.  Recently, online firms have offered attractive financial service products to consumers, irrespective of location.  The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.  Competition for origination of real estate and other loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive and far reaching that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time. However, some provisions of the Dodd-Frank Act will impact the Bank’s current and future operations, including but not limited to:

•	An independent Consumer Financial Protection Bureau will be created to have authority with respect to new and existing consumer financial protection laws.
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2013.

•	A Bank’s deposit insurance assessments will be based on the institution’s total average assets less its average tangible equity for the assessment period, rather than total deposits.
•	Repeal the prohibition on payment of interest on demand deposits effective July 21, 2011.
•
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC to offset the effect of the increase on institutions with assets of less than $10 billion.

•
Provide for new disclosure relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

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

The Series A preferred shares qualify as Tier 1 capital.  The Company may redeem the shares for $1,000 per share, plus accrued and unpaid dividends, in whole or in part, subject to regulatory approval.

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

The Treasury released an interim final rule (the “IFR”) on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by EESA and AARA.  The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and prohibitions on tax gross-up payments.  The Treasury has not yet published a final version of the IFR.

Regulation of the Bank

General.  The Bank is regulated as a bank under state and federal law, including being regulated and supervised by the MDF. Its deposits are insured by the Depository Insurance Fund (“DIF”) of the FDIC, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund under the Federal Deposit Insurance Reform Act.  Lending activities and other investments must comply with various federal statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Bank (“FRB”).

                The MDF, in conjunction with the FDIC, will regularly examine the Bank and provide reports to the Bank's Board of Directors on any deficiencies that are found in the Bank's operations.  The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's loan documents.

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

                 Insurance of Deposit Accounts and Assessments.  The deposit accounts held by the Bank are insured by the DIF generally up to a maximum of $250,000 for each insured account (as defined by law and regulation).

Under current rules, the FDIC imposes an assessment against institutions for deposit insurance quarterly based on annualized rates for one of four risk categories applied to its deposits.  This assessment is based on the risk category of the institution.

Effective April 1, 2011, the FDIC has adopted rules in which insurance assessments will be based on the institution’s average total assets less its average tangible equity, rather than total deposits which are used in the current assessment calculation.

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment.  The payment in the amount of $4,135,875 was made on December 30, 2009, which represents total premiums for these three years as estimated by the FDIC.  The unamortized balance remaining as of December 31, 2010 was $2,977,356.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provided for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provided full deposit insurance coverage for all non-interest bearing deposit accounts.  The Bank participated in the program up and through its extension period of December 31, 2010.  Effective with the Dodd-Frank Act, all non-interest bearing transaction accounts receive unlimited deposit insurance through December 31, 2012 with no additional cost to our institution.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2010.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2010 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2010, the Bank had $5,025,200 in FHLB stock, which was in compliance with this requirement.

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

Regulation of the Company

                General.  The Company is a registered bank holding company subject to regulation and supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (“BHCA”).

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

As of December 31, 2010, the Company met its minimum capital adequacy guidelines.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2010 Annual Report.

Dividend Restrictions and Share Repurchases. The Company’s source of cash flow (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors.

The amount of dividends that the Company may pay is subject to various regulatory limitations.  Future dividends will depend primarily upon the level of earnings of the Bank. Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

Executive Officers of the Registrant

           Set forth below is information concerning the executive officers of the Company.  Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  Mr. Burke was previously with Signature Bank for seven years where he served as executive vice president and senior credit officer and was a member of the board of directors.  He has a total of 25 years of banking experience. Mr. Burke is a board member and Vice President of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce.  He is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 19 years of experience in the financial services and public accounting industries.  Prior to joining the Company, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advising firm, for approximately eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is a current Board member of the Springfield chapter of the Make-A-Wish Foundation of Missouri.

Mark McFatridge is Executive Vice President and Chief Operating Officer of the Bank after joining the organization in April of 2010.  Mr. McFatridge has over 15 years of banking experience with regional banks Fifth Third Bank and Regions Financial Corporation as well as with community based OakStar Bank.  McFatridge has a Bachelor of Science Degree in Accounting and a Masters in Business Administration in Finance from Butler University.  Mark is the current President of the Board of Directors of Isabel’s House, the Crisis Nursery of the Ozarks.  Additionally, he serves as the Vice President of the Board of Directors for Friends of the Zoo.  McFatridge is a member of Young Presidents’ Organization, currently serving as Education Chair for the Ozarks Chapter.

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

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank.  She joined the Bank in February 2009.  Ms. Biser has 25 years of banking experience.  Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution.  She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

                As of December 31, 2010, the age of these individuals was 47 for Mr. Burke, 43 for Mr. McFatridge, 41 for Mr. Peters, 57 for Mr. Mattson and 47 for Ms. Biser.

Item 1A.  Risk Factors

The Company’s business and operations are subject to, and may be adversely affected by, certain risks and uncertainties. An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

The Company could experience an increase in loan losses, which would reduce the Company’s earnings.

As the nation continues to recover from the economic downturn, real estate prices remain under pressure in the Company’s market. Furthermore, elevated levels of unemployment have made it difficult for many consumers to meet their monthly obligations. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and our industry has seen above average loan loss levels for approximately eighteen months. While the Company believes that its loan underwriting standards have been and remain sound, the Company has experienced an increase in charge offs and non-performing loans. To the extent charge offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce net income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are the key drivers of the Company’s net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in the maturities of the Company’s assets and liabilities. Furthermore, substantially higher rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

The Bank’s primary source of funds is customer deposits and cash flows from investment instruments and loan repayments. While scheduled loan repayments are a relatively stable source, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Cash flows from the investment portfolio may be affected by changes in interest rates, resulting in excessive levels of cash flow during periods of declining interest rates and lower levels of cash flow during periods of rising interest rates. Deposit levels may be affected by a number of factors, including both the national market and local competitive interest rate environment, local and national economic conditions, natural disasters and other various events. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the FHLB advances, brokered deposits and federal funds lines of credit from correspondent banks.

The Company may also pledge investments as collateral to borrow money from third parties. In certain cases, the Company may sell investment instruments for sizable losses to meet liquidity needs, reducing net income. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity needs.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than Guaranty Federal Bancshares, Inc.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting, hiring, and training expenses, resulting in lower net income.

The Company is subject to extensive regulation that can limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various agencies, including the MDF and FDIC. The Company’s regulatory compliance is costly.

The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business. To the extent activities of the Company and/or the Bank are restricted or limited by regulation or regulators’ supervisory authority, the Company’s future profitability may be adversely affected.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ Global Market that are now and will be applicable to the Company, have increased the scope, complexity, and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance cost.

Even though the Company’s common stock is currently traded on The NASDAQ National Market, the trading volume in the Company’s common stock has been low and the sale of substantial amounts of its common stock in the public market could depress the price of the Company’s common stock.

The trading volume of the Company’s common stock on The NASDAQ Global Market has been relatively low when compared with larger companies listed on The NASDAQ Global Market or other stock exchanges. Thinly traded stocks, such as the Company’s, can be more volatile than stocks trading in an active public market. Because of this, the Company stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market prices of the Company’s common stock. The Company, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sale in the market, would not cause the price of its common stock to decline or impair the Company’s ability to raise capital through sales of its common stock.

The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Management’s analysis of the necessary funding for the allowance for loan loss account may be incorrect or may suddenly change resulting in lower earnings.

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to shareholders and regulators. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to fund the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. These changes are likely to affect the Company’s financial performance, capital levels and stock price.

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to January 30, 2014, the cost of this capital to us will increase substantially on that date, from 5% per annum ($850,000 annually) to 9% per annum ($1,530,000 annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Guaranty Federal Bancshares, Inc.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

           The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2010.  All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Branch Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1001 Porter Wagoner Blvd	West Plains, Missouri 65775	2006	Leased	2011

709 N Main St	Mountain Grove, Missouri 65711	2006	Leased	2011

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2012

1350 E Bradford Pkwy	Springfield, Missouri 65804	2010	Leased	2015

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2010, the outcome of any such litigation will not have a material adverse effect on the Company’s results of operations.  Management is not able to predict whether any actions may or may not have a material adverse effect on its results of operations in future periods as the timing and amount of any resolution is not known.

(b)           Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item  4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2010 Annual Report is incorporated herein by reference.

                With respect to the equity compensation plan information required by this item, see “Item 12.  Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2010.

Item 6.  Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2010 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 16 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2010 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2010 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

                The financial statements set forth on pages 17 to 50 of the 2010 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 16 of the 2010 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item is contained under the section captioned "Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	334,579	$15.90	176,000

Equity compensation plans not approved by security holders	31,000	18.74	608

Totals	365,579	$16.14	176,608

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers the 2000 SCP and the 2001 SCP (discussed below).  Stock options awarded under the 2000 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the 2000 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2000 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2000 SCP, the committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2010, there are no restricted shares in the 2000 SCP that are not vested.  Options to acquire 17,875 shares of the Company’s common stock have been granted under the 2000 SCP at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under the 2000 SCP (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the 2000 SCP for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the 2001 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible to receive awards under the 2001 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2001 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2001 SCP, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2010, all restricted shares in this plan are vested.  Options to acquire 11,000 shares of the Company’s common stock have been granted under the 2001 SCP at a weighted-average exercise price of $23.23 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under the 2001 SCP is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

2003 Stock Option Agreement.  During the period ended December 31, 2003, the independent directors of the Company authorized the issuance of options to acquire 5,000 shares of the Company’s common stock as an employment inducement to a new officer of the Bank pursuant to an individual stock option agreement.  Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant.  In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $17.20 per share.

2004 Stock Option Agreement.  Pursuant to the authorization of the independent directors of the Company, options to acquire 25,000 shares of the Company’s common stock were issued by the Company on March 9, 2004 as an employment inducement to a new officer of the Bank under an individual stock option agreement.  Stock options awarded under this agreement are considered non-qualified for federal income tax purposes, vest at the rate of 20% per year over a five year period, become fully vested in the event of a “change in control” as defined in the agreement and expire no later than ten years from the date of grant.  In addition, pursuant to the term of the stock option agreement which requires that the price of the stock options granted thereunder may not be less than the market value of the Company’s common stock on the date of grant, all of these options were granted at an exercise price of $19.62 per share.

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

PART IV

Item 15. Exhibits and Financial Schedules

1.
The following financial statements and the report of independent registered public accounting firm included in the 2010 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2009 and 2008.

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

10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
10.28	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Financial, Chief Lending and Chief Credit Officers (29)
10.29	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Operating Officer (30)
10.30	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(31)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2010 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2010 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)

23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
99.1	CEO Certification pursuant to 31 C.F.R 30.15
99.2	CFO Certification pursuant to 31 C.F.R. 30.15

* Management contract or compensatory plan or arrangement
_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.
(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29,2007 and incorporated herein by reference.

(21)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(22)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(23)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(25)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(29)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(31)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 30, 2011	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 30, 2011
(Principal Executive Officer)
Date:	March 30, 2011

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 30, 2011
Date:	March 30, 2011

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 30, 2011	Date:	March 30, 2011

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 30, 2011	Date:	March 30, 2011

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 30, 2011	Date:	March 30, 2011