Form 10-Q
period 2011-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2011-05-16
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)     ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2011
Common Stock, Par Value $0.10 per share	2,672,359 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1.	Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	3/31/11	12/31/10
Cash	$2,994,369	$2,968,669
Interest-bearing deposits in other financial institutions	37,694,911	11,176,660
Cash and cash equivalents	40,689,280	14,145,329
Interest-bearing deposits	5,587,654	12,785,000
Available-for-sale securities	98,727,919	96,844,653
Held-to-maturity securities	246,083	260,956
Stock in Federal Home Loan Bank, at cost	5,025,200	5,025,200
Mortgage loans held for sale	280,500	2,685,163
Loans receivable, net of allowance for loan losses of March 31, 2011 - $12,909,473 - December 31, 2010 - $13,082,703	492,044,408	501,980,385
Accrued interest receivable:
Loans	1,757,204	2,058,576
Investments and interest-bearing deposits	412,713	611,698
Prepaid expenses and other assets	6,932,485	6,161,861
Prepaid FDIC deposit insurance premiums	2,712,475	2,977,356
Foreclosed assets held for sale	10,850,102	10,539,867
Premises and equipment	11,295,444	11,324,685
Bank owned life insurance	10,529,434	10,449,630
Deferred income taxes	4,860,347	4,817,761
	$691,951,248	$682,668,120

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$489,806,563	$480,694,273
Federal Home Loan Bank advances	93,050,000	93,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	231,450	134,002
Accrued expenses and other liabilities	633,540	655,404
Accrued interest payable	684,795	878,675
	639,621,348	630,627,354

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2011 and December 31, 2010 - 17,000 shares	16,219,241	16,150,350
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2011 and December 31, 2010 - 6,779,800 shares;	677,980	677,980
Common stock warrants; March 31, 2011 and December 31, 2010 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,349,490	58,505,046
Unearned ESOP shares	(375,930)	(432,930)
Retained earnings, substantially restricted	35,988,485	35,746,914
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	1,708,981	1,843,004
	113,946,058	113,868,175
Treasury stock, at cost; March 31, 2011 and December 31, 2010 - 4,070,860 and 4,080,220 shares, respectively	(61,616,158)	(61,827,409)
	52,329,900	52,040,766
	$691,951,248	$682,668,120

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 THREE  MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	3/31/2011	3/31/2010
Interest Income
Loans	$6,717,072	$7,194,253
Investment securities	725,211	936,943
Other	87,835	134,086
	7,530,118	8,265,282
Interest Expense
Deposits	1,599,941	2,834,114
Federal Home Loan Bank advances	600,379	778,876
Subordinated debentures	206,812	255,946
Other	279,179	286,869
	2,686,311	4,155,805
Net Interest Income	4,843,807	4,109,477
Provision for Loan Losses	900,000	950,000
Net Interest Income After Provision for Loan Losses	3,943,807	3,159,477
Noninterest Income
Service charges	339,231	378,452
Other fees	7,197	6,478
Gain on sale of investment securities	3,704	160,275
Gain on sale of loans	278,200	298,317
Gain (loss) on foreclosed assets	(133,987)	44,833
Other income	263,554	286,017
	757,899	1,174,372
Noninterest Expense
Salaries and employee benefits	2,265,151	2,065,502
Occupancy	426,865	425,017
FDIC deposit insurance premiums	285,744	309,654
Data processing	139,660	107,299
Advertising	75,000	75,000
Other expense	959,804	773,547
	4,152,224	3,756,019
Income Before Income Taxes	549,482	577,830
Provision for Income Taxes	26,520	101,964
Net Income	522,962	475,866
Preferred Stock Dividends and Discount Accretion	281,391	281,391
Net Income Available to Common Shareholders	$241,571	$194,475

Basic Income Per Common Share	$0.09	$0.07
Diluted Income Per Common Share	$0.09	$0.07

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 THREE MONTHS ENDED MARCH  31, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Comprehensive income
Net income	-	-	-	-	-	-	522,962	-	522,962
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	(134,023)	(134,023)
Total comprehensive income									388,939
Preferred stock discount accretion	68,891	-	-	-	-	-	(68,891)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(212,500)	-	(212,500)
Stock award plans	-	-	-	25,749	-	-	-	-	25,749
Treasury stock re-issued	-	-	-	(156,806)	-	256,823	-	-	100,017
Treasury stock purchased	-	-	-	-	-	(45,572)	-	-	(45,572)
Release of ESOP shares	-	-	-	(24,499)	57,000	-	-	-	32,501
Balance, March 31, 2011	$16,219,241	$677,980	$1,377,811	$58,349,490	$(375,930)	$(61,616,158)	$35,988,485	$1,708,981	$52,329,900

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$522,962	$475,866
Items not requiring (providing) cash:
Deferred income taxes	36,126	739,716
Depreciation	177,507	207,075
Provision for loan losses	900,000	950,000
Gain on loans and investment securities	(281,904)	(458,592)
(Gain) loss on sale of foreclosed assets	51,769	(90,619)
Accretion of gain on termination of interest rate swaps	-	(254,373)
Amortization of deferred income, premiums and discounts	(9,346)	(11,650)
Stock award plan expense	25,749	28,399
Origination of loans held for sale	(10,525,511)	(12,520,610)
Proceeds from sale of loans held for sale	13,208,374	14,465,014
Release of ESOP shares	32,501	25,861
Treasury shares re-issued	100,017	-
Increase in cash surrender value of bank owned life insurance	(79,804)	(100,146)
Changes in:
Prepaid FDIC deposit insurance premiums	264,881	295,204
Accrued interest receivable	500,357	358,593
Prepaid expenses and other assets	141,333	118,846
Accounts payable and accrued expenses	(215,744)	(132,467)
Income taxes receivable	-	(637,751)
Net cash provided by operating activities	4,849,267	3,458,366
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	8,022,272	10,510,939
Principal payments on available-for-sale securities	3,812,706	3,332,230
Principal payments on held-to-maturity securities	14,873	57,308
Proceeds from maturities of available-for-sale securities	10,500,000	12,456,500
Purchase of premises and equipment	(148,266)	(139,662)
Purchase of available-for-sale securities	(17,142,280)	(33,686,763)
Proceeds from sale of available-for-sale securities	737,277	7,778,597
Purchase of interest-bearing deposits	-	(12,501,000)
Proceeds from maturities of interest-bearing deposits	7,197,346	5,788,983
Purchase of tax credit investments	(911,957)	-
Capitalized costs on foreclosed assets held for sale	(85,586)	(6,966)
Proceeds from sale of foreclosed assets held for sale	746,633	976,793
Net cash provided by (used in) investing activities	12,743,018	(5,433,041)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	11,773,317	2,336,467
Net decrease in certificates of deposit	(2,661,027)	(5,858,550)
Advances from borrowers for taxes and insurance	97,448	116,428
Preferred cash dividends paid	(212,500)	(212,500)
Treasury stock purchased	(45,572)	(2,012)
Net cash provided by (used in) financing activities	8,951,666	(3,620,167)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,543,951	(5,594,842)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,145,329	33,016,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,689,280	$27,421,855

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Form 10-K annual report for 2010 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the 2010 condensed consolidated financial statements to conform to the 2011 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2011
Equity Securities	$102,212	$9,767	$(30,680)	$81,299
Debt Securities:
U. S. government agencies	31,516,913	156,185	(218,338)	31,454,760
U. S. treasuries	2,499,216	-	(5,466)	2,493,750
Government sponsored mortgage-backed securities	61,896,909	2,801,242	(41)	64,698,110
	$96,015,250	$2,967,194	$(254,525)	$98,727,919

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
	$93,919,249	$3,094,848	$(169,444)	$96,844,653

Maturities of available-for-sale debt securities as of March 31, 2011:

	Amortized Cost	Approximate Fair Value
1-5 years	$32,032,642	$32,030,564
6-10 years	1,983,487	1,917,946
Government sponsored mortgage-backed securities not due on a single maturity date	61,896,909	64,698,110
	$95,913,038	$98,646,620

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$246,083	$18,967	$-	$265,050
	$246,083	$18,967	$-	$265,050

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Debt Securities:
Government sponsored mortgage-backed securities	$260,956	$20,828	$-	$281,784
	$260,956	$20,828	$-	$281,784

Maturities of held-to-maturity securities as of March 31, 2011:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$246,083	$265,050
	$246,083	$265,050

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $68,052,945 and $60,631,261 as of March 31, 2011 and December 31, 2010, respectively.  The approximate fair value of pledged securities amounted to $70,654,327 and $62,981,616 as of March 31, 2011 and December 31, 2010, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $3,704 and $160,275 as of March 31, 2011 and March 31, 2010, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $1,370 and $59,302 as of March 31, 2011 and March 31, 2010, respectively.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary.  Certain investment securities are valued at less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates, or declines in stock prices of equity securities. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold the debt securities to maturity or until recovery of the unrealized loss. Should the impairment of any of these debt securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors and the Company does not intend to sell the security prior to recovery of the unrealized loss.

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2011 and December 31, 2010, was $21,315,592 and $5,386,231, respectively, which is approximately 22% and 6% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	March 31, 2011

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$40,854	$(30,680)	$40,854	$(30,680)
U. S. government agencies	17,916,736	(218,338)	-	-	17,916,736	(218,338)
U. S. treasuries	2,493,750	(5,466)	-	-	2,493,750	(5,466)
Government sponsored mortgage-backed securities	864,252	(41)	-	-	864,252	(41)
	$21,274,738	$(223,845)	$40,854	$(30,680)	$21,315,592	$(254,525)

	December 31, 2010

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$40,153	$(31,381)	$40,153	$(31,381)
U. S. government agencies	4,374,049	(128,414)	-	-	4,374,049	(128,414)
Government sponsored mortgage-backed securities	972,029	(9,649)	-	-	972,029	(9,649)
	$5,346,078	$(138,063)	$40,153	$(31,381)	$5,386,231	$(169,444)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at March 31, 2011 and December 31, 2010 include:

	March 31,	December 31,
	2011	2010
Real estate - residential mortgage:
One to four family units	$102,555,697	$103,052,035
Multi-family	48,840,024	44,138,034
Real estate - construction	59,796,346	63,308,397
Real estate - commercial	188,198,430	195,889,801
Commercial loans	83,617,854	85,427,589
Consumer and other loans	22,114,796	23,425,843
Total loans	505,123,147	515,241,699
Less:
Allowance for loan losses	(12,909,473)	(13,082,703)
Deferred loan fees/costs, net	(169,266)	(178,611)
Net loans	$492,044,408	$501,980,385

Classes of loans by aging at March 31, 2011 and December 31, 2010 were as follows:

As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,015	$-	$1,062	$2,077	$100,479	$102,556	$-
Multi-family	-	-	-	-	48,840	48,840	-
Real estate - construction	-	22	102	124	59,672	59,796	-
Real estate - commercial	410	-	167	577	187,621	188,198	-
Commercial loans	1,334	1,940	1,956	5,230	78,388	83,618	-
Consumer and other loans	209	50	71	330	21,785	22,115	-
Total	$2,968	$2,012	$3,358	$8,338	$496,785	$505,123	$-

As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,158	$562	$1,591	$3,311	$99,741	$103,052	$-
Multi-family	-	-	-	-	44,138	44,138	-
Real estate - construction	1,969	89	311	2,369	60,939	63,308	-
Real estate - commercial	-	234	-	234	195,656	195,890	-
Commercial loans	2,571	-	2,021	4,592	80,836	85,428	-
Consumer and other loans	100	25	29	154	23,272	23,426	-
Total	$5,798	$910	$3,952	$10,660	$504,582	$515,242	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2011	2010
Real estate - residential mortgage:
One to four family units	$3,205,333	$3,119,760
Multi-family	-	-
Real estate - construction	10,960,017	8,934,666
Real estate - commercial	2,421,045	2,980,117
Commercial loans	4,551,637	7,743,116
Consumer and other loans	252,202	234,475
Total	$21,390,234	$23,012,134

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the three months ended March 31, 2011 and the year ended December 31, 2010:

March 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	803	274	518	(7)	12	(1,485)	785	$900
Losses charged off	(69)	(1,475)	(265)	-	(518)	(40)	-	$(2,367)
Recoveries	10	2	-	-	34	1,247	-	$1,293
Balance, end of period	$5,291	$1,926	$1,966	$521	$2,011	$409	$785	$12,909
Ending balance: individually evaluated for impairment	$3,491	$181	$518	$-	$678	$86	$-	$4,954
Ending balance: collectively evaluated for impairment	$1,800	$1,745	$1,448	$521	$1,333	$323	$785	$7,955
Loans:
Ending balance: individually evaluated for impairment	$12,069	$4,211	$4,552	$-	$5,794	$1,148	-	$27,774
Ending balance: collectively evaluated for impairment	$47,727	$183,987	$98,004	$48,840	$77,824	$20,967	-	$477,349

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$2,810	$2,923	$1,646	$393	$3,554	$2,750	$-	$14,076
Provision charged to expense	5,620	563	948	135	716	(2,782)	-	$5,200
Losses charged off	(3,893)	(373)	(906)	-	(1,847)	(366)	-	$(7,385)
Recoveries	10	12	25	-	60	1,085	-	$1,192
Balance, end of year	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Ending balance: individually evaluated for impairment	$3,134	$1,384	$149	$-	$1,052	$307	$-	$6,026
Ending balance: collectively evaluated for impairment	$1,413	$1,741	$1,564	$528	$1,431	$380	$-	$7,057
Loans:
Ending balance: individually evaluated for impairment	$9,281	$5,150	$3,363	$-	$8,409	$1,008	$-	$27,211
Ending balance: collectively evaluated for impairment	$54,027	$190,740	$99,689	$44,138	$77,019	$22,418	$-	$488,031

Activity in the allowance for loan losses was as follows for the three months ended March 31, 2010:

March 31,
2010

Balance, beginning of period	$14,076,123
Provision charged to expense	950,000
Losses charged off, net of recoveries	(2,605,207)
Balance, end of period	$12,420,916

The following summarized impaired loans at March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$4,552	$4,558	$518	$3,797	$35
Multi-family	-	-	-	-	-
Real estate - construction	12,069	12,172	3,491	11,202	2
Real estate - commercial	4,211	5,225	181	4,906	11
Commercial loans	5,794	7,850	678	7,407	35
Consumer and other loans	1,148	1,149	86	1,091	18
Total	$27,774	$30,954	$4,954	$28,403	$101

December 31, 2010	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$3,363	$3,380	$149	$4,521	$185
Multi-family	-	-	-	1,007	-
Real estate - construction	9,281	10,683	3,134	7,221	9
Real estate - commercial	5,150	5,150	1,384	3,671	30
Commercial loans	8,409	10,364	1,052	8,383	41
Consumer and other loans	1,008	1,011	307	4,193	93
Total	$27,211	$30,588	$6,026	$28,996	$358

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2011 and December 31, 2010:

March 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$40,812	$160,624	$93,032	$48,333	$73,203	$20,130	$436,134
Special Mention	4,468	14,057	3,009	507	2,161	199	24,401
Substandard	14,516	13,517	6,515	-	8,254	1,786	44,588
Total	$59,796	$188,198	$102,556	$48,840	$83,618	$22,115	$505,123

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$45,307	$173,210	$93,816	$44,138	$73,291	$21,580	$451,342
Special Mention	4,621	7,604	2,962	-	1,028	4	16,219
Substandard	13,380	15,076	6,274	-	11,109	1,842	47,681
Total	$63,308	$195,890	$103,052	$44,138	$85,428	$23,426	$515,242

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2010 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2011:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2011	194,750	170,829	$16.14
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of March 31, 2011	194,750	170,829	16.14
Options exercisable as of March 31, 2011	109,350	100,829	20.18

Stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was $25,749 and $28,399, respectively.  As of March 31, 2011, there was $250,039 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

In January 2011, the Company granted restricted stock to directors that was fully vested and thus, expensed in full during the three months ended March 31, 2011.  The amount expensed was $100,017 for the quarter which represents 16,952 shares of common stock at a market price of $5.90 at the date of grant.

Note 6: Income Per Common Share

	For three months ended March 31, 2011
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$241,571	2,669,006	$0.09
Effect of Dilutive Securities		11,305
Diluted Income per Common Share	$241,571	2,680,311	$0.09

	For three months ended March 31, 2010
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$194,475	2,636,561	$0.07
Effect of Dilutive Securities		-
Diluted Income per Common Share	$194,475	2,636,561	$0.07

Stock options to purchase 365,579 and 329,579 shares of common stock were outstanding during the three months ended March 31, 2011and 2010, respectively, and stock warrants to purchase 459,459 shares of common stock were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	3/31/2011	3/31/2010
Unrealized gains (losses) on available-for-sale securities	$(209,031)	$211,521
Accretion of gains on interest rate swaps into income	-	(254,373)
Less: Reclassification adjustment for realized gains included in income	(3,704)	(160,275)
Other comprehensive loss, before tax effect	(212,735)	(203,127)
Tax benefit	(78,712)	(75,157)
Other comprehensive loss	$(134,023)	$(127,970)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	3/31/2011	12/31/2010

Unrealized gain on available-for-sale securities	$2,712,669	$2,925,404
Tax effect	1,003,688	1,082,400
Net of tax amount	$1,708,981	$1,843,004

Note 8: New Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, until after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring.

            In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 9: Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

3/31/2011
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$81	$-	$-	$81
Debt securities:
U.S. government agencies	-	31,455	-	31,455
U. S. treasuries	-	2,494	-	2,494
Government sponsored mortgage-backed securities	-	64,698	-	64,698
Available-for-sale securities	$81	$98,647	$-	$98,728

12/31/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$78	$-	$-	$78
Debt securities:
U.S. government agencies	-	27,503	-	27,503
Government sponsored mortgage-backed securities	-	69,264	-	69,264
Available-for-sale securities	$78	$96,767	$-	$96,845

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2011	$-	$-	$3,254	$3,254

December 31, 2010	$-	$-	$16,163	$16,163

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2011	$-	$-	$775	$775

December 31, 2010	$-	$-	$6,686	$6,686

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,689,280	$40,689,280	$14,145,329	$14,145,329
Interest-bearing deposits	5,587,654	5,587,654	12,785,000	12,785,000
Held-to-maturity securities	246,083	265,050	260,956	281,784
Federal Home Loan Bank stock	5,025,200	5,025,200	5,025,200	5,025,200
Mortgage loans held for sale	280,500	280,500	2,685,163	2,685,163
Loans, net	492,044,408	498,338,660	501,980,385	508,839,154
Interest receivable	2,169,917	2,169,917	2,670,274	2,670,274
Financial liabilities:
Deposits	489,806,563	491,626,123	480,694,273	482,094,550
Federal Home Loan Bank advances	93,050,000	91,537,691	93,050,000	92,694,525
Securities sold under agreements to repurchase	39,750,000	40,500,035	39,750,000	40,473,482
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	684,795	684,795	878,675	878,675
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

Note 10: Derivative Financial Instruments

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

On November 7, 2008, the Company elected to terminate three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of approximately $1.7 million.  The gain was deferred and was accreted into income.  The Company recognized $254,373 of this gain for the three months ended March 31, 2010.  As of June 30, 2010, the original gain at termination was fully accreted into income in accordance with the stated maturity date of the original agreement.

Note 11: Preferred Stock and Common Stock Warrants

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

As a result of the Company’s participation in the CPP, the restrictions and standards established under EESA and ARRA are applicable to the Company.  Neither the ARRA nor the EESA restrictions shall apply to the Company at such time that the federal government no longer holds any of the Company’s Series A Preferred Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of March 31, 2011, and the results of operations for the three months ended March 31, 2011 and 2010.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Financial Condition

The Company’s total assets increased $9,283,128 (1%) from $682,668,120 as of December 31, 2010, to $691,951,248 as of March 31, 2011.

Interest-bearing deposits decreased $7,197,346 (56%) from $12,785,000 as of December 31, 2010, to $5,587,654 as of March 31, 2011. The decrease is due primarily to maturities during the period.

Available-for-sale securities increased $1,883,266 (2%) from $96,844,653 as of December 31, 2010, to $98,727,919 as of March 31, 2011. The increase is primarily due to purchases of $17.1 million offset by sales, maturities and principal payments received of $15.0 million.

Held-to-maturity securities decreased primarily due to principal repayments by $14,873 (6%) from $260,956 as of December 31, 2010, to $246,083 as of March 31, 2011.

Mortgage loans held for sale decreased by $2,404,663 (90%) from $2,685,163 as of December 31, 2010, to $280,500 as of March 31, 2011 due to declining volumes of mortgage loan refinancings during the period.

Net loans receivable decreased by $9,935,977 (2%) from $501,980,385 as of December 31, 2010, to $492,044,408 as of March 31, 2011.  During this period, commercial real estate loans decreased $7,691,371(4%), commercial loans decreased $1,809,735 (2%), permanent multi-family loans increased $4,701,990 (10%), construction loans decreased $3,512,051 (6%), loans secured by owner occupied one to four unit residential real estate decreased $496,337 (1%) and installment loans decreased $1,311,047 (6%).  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $173,230 (1%) from $13,082,703 as of December 31, 2010 to $12,909,473 as of March 31, 2011. The allowance decreased due to net loan charge-offs of $1,073,230 exceeding the provision for loan losses of $900,000 recorded during the period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2010.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2011 and 2010 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2011 and December 31, 2010 was 2.56% and 2.54%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2011 and December 31, 2010 was 60.4% and 56.9%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $9,112,290 (2%) from $480,694,273 as of December 31, 2010, to $489,806,563 as of March 31, 2011.  For the three months ended March 31, 2011, checking and savings accounts increased by $11.8 million and certificates of deposit decreased by $2.7 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $289,134 from $52,040,766 as of December 31, 2010, to $52,329,900 as of March 31, 2011.  The Company’s net income during this period was $522,962.  In conjuction with the Series A Preferred Stock, the Company accrued $212,500 of dividends (5%) during the period.  On a per common share basis, stockholders’ equity increased from $13.51 as of December 31, 2010 to $13.52 as of March 31, 2011.

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

	Three Months ended 3/31/2011			Three Months ended 3/31/2010
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$494,906	$6,717	5.43%	$517,811	$7,194	5.56%
Investment securities	96,185	725	3.02%	110,184	937	3.40%
Other assets	39,527	88	0.89%	53,176	134	1.01%
Total interest-earning	630,618	7,530	4.78%	681,171	8,265	4.85%
Noninterest-earning	52,753			55,133
	$683,371			$736,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$19,591	32	0.65%	$15,355	37	0.96%
Transaction accounts	254,739	695	1.09%	257,637	1,292	2.01%
Certificates of deposit	170,386	873	2.05%	211,665	1,506	2.85%
FHLB Advances	93,050	600	2.58%	116,050	779	2.69%
Securities sold under agreements to repurchase	39,750	279	2.81%	39,750	286	2.88%
Subordinated debentures	15,465	207	5.35%	15,465	256	6.62%
Total interest-bearing	592,981	2,686	1.81%	655,922	4,156	2.53%
Noninterest-bearing	37,474			28,129
Total liabilities	630,455			684,051
Stockholders’ equity	52,916			52,253
	$683,371			$736,304
Net earning balance	$37,637			$25,249
Earning yield less costing rate			2.97%			2.32%
Net interest income, and net interest margin on interest earning assets		$4,844	3.07%		$4,109	2.41%
Ratio of interest-earning assets to interest-bearing liabilities		106%			104%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2011 and 2010

Net income for the three months ended March 31, 2011 and 2010 was $522,962 and $475,866, respectively, which represents an increase in earnings of $47,096 (10%).

Interest Income

Total interest income for the three months ended March 31, 2011 decreased $735,164 (9%) as compared to the three months ended March 31, 2010.  For the three month period ended March 31, 2011 compared to the same period in 2010, the average yield on interest earning assets decreased 7 basis points to 4.78%, while the average balance of interest earning assets decreased approximately $50,553,000.  The Company’s decrease in the average yield on interest earning assets was primarily impacted by the average yield on loans which decreased 13 basis points to 5.43% for the three months ended March 31, 2011, as compared to 5.56% during the same period in 2010. The Company’s yield on loans was negatively impacted due to the expiration of interest income being recognized on a matured interest rate swap as of June 30, 2010.  The effect for the three months ended March 31, 2011 was approximately $255,000.  Another factor that has negatively impacted the Company’s yield on loans is the high level of nonaccrual loans which was $21.4 million as of March 31, 2011, as compared to $21.8 million as of March 31, 2010.

Interest Expense

Total interest expense for the three months ended March 31, 2011 decreased $1,469,494 (35%) when compared to the three months ended March 31, 2010.  For the three month period ended March 31, 2011, the average cost of interest bearing liabilities decreased 72 basis points to 1.81%, and the average balance of interest bearing liabilities decreased approximately $62,941,000 when compared to the same period in 2010.  The primary reason for the significant decrease in the average cost of interest bearing liabilities was the reduction at the beginning of 2010 and continued reduction throughout 2010 and the first quarter of 2011, in the cost of money market deposits generated through an aggressive deposit campaign in the first quarter of 2009.  Also, the Company reduced its FHLB advances during the third quarter of 2010.  As a result, interest expense on these advances decreased $178,497 (23%) for the three months ended March 31, 2011 as compared to the same period in 2010.

Net Interest Income

Net interest income for the three months ended March 31, 2011 increased $734,330 (18%) when compared to the same period in 2010. The average balance of interest earning assets decreased by approximately $12,388,000 less than the average balance in interest bearing liabilities decreased when comparing the three month period ended March 31, 2011 to the same period in 2010.  For the three month period ended March 31, 2011, the net interest margin increased 66 basis points to 3.07% when compared to the same period in 2010.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $900,000 for the three months ended March 31, 2011, compared to $950,000 for the same period in 2010.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $416,473 (35%) for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

Gains on investment securities for the three months ended March 31, 2011 were $3,704 compared to $160,275 during the same period in 2010.  Losses on foreclosed assets were $133,987 for the three months ended March 31, 2011 as compared to gains of $44,833 for the same period in 2010.  Gain on sale of loans decreased $20,117 (7%) for the three months ended March 31, 2011 when compared to the same period in 2010.  Deposit service charges decreased $39,221 (10%) due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.

Noninterest Expense

Noninterest expense increased $396,205 (11%) for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

Salaries and employee benefits increased $199,649 (10%) for the three months ended March 31, 2011 when compared to the same period in 2010.  This increase was primarily due to additions of associates throughout 2010 in the areas of executive, commercial and mortgage lending and risk management.

Other expenses increased $186,257 (24%).  Legal costs increased $102,000 over the prior year quarter due to costs incurred for a few specific troubled borrowers.  Also, the Company granted restricted stock to directors during the quarter that were fully vested and thus, expensed in full during the three months ended March 31, 2011.  The amount expensed was $100,017 for the quarter which represents 16,952 shares of common stock at a market price of $5.90 at the date of grant.

Provision for Income Taxes

The decrease in the provision for income taxes is a result of the decrease in the Company’s taxable income for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as well as the increased utilization of federal income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2011 and December 31, 2010 was 60.4% and 56.9%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2011, were $44.6 million or 6.44% of total assets as compared to $47.7 million, or 6.98% of total assets at December 31, 2010.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2011	12/31/2010	12/31/2009
Nonperforming loans	$21,390	$23,012	$34,285
Real estate acquired in settlement of loans	10,850	10,540	6,760
Total nonperforming assets	$32,240	$33,552	$41,045

Total nonperforming assets as a percentage of total assets	4.66%	4.91%	5.56%
Allowance for loan losses	$12,909	$13,083	$14,076
Allowance for loan losses as a percentage of gross loans	2.56%	2.54%	2.61%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $40,689,280 as of March 31, 2011 and $14,145,329 as of December 31, 2010, representing an increase of $26,543,951.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of March 31, 2011, the Bank’s Tier 1 leverage ratio was 9.38%, its Tier 1 risk-based capital ratio was 12.10% and the Bank’s total risk-based capital ratio was 13.36% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2011 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	59,492	(3,491)	-5.50%	8.70%	-0.31%
+100	61,108	(1,875)	-3.00%	8.84%	-0.17%
NC	62,983	-	0.00%	9.01%	0.00%
-100	65,471	2,488	4.00%	9.26%	0.25%
-200	69,575	6,592	10.50%	9.73%	0.72%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2010 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s first quarter ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	-	-	-	197,624
February 1, 2011 to February 28, 2011	-	-	-	197,624
March 1, 2011 to March 31, 2011	7,592	$6.00	7,592	190,032
Total	7,592	$6.00	7,592

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Written Description of 2011 Executive Incentive Compensation Annual Plan – President and Chief Executive Officer* (1)

10.2	Written Description of 2011 Executive Incentive Compensation Annual Plan – Chief Financial Officer* (2)

10.3	Written Description of 2011 Executive Incentive Compensation Annual Plan – Chief Operating Officer* (3)

10.4	Written Description of 2011 Executive Incentive Compensation Annual Plan – Chief Lending Officer* (4)

10.5	Written Description of 2011 Executive Incentive Compensation Annual Plan – Chief Credit Officer* (5)

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)

31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act

31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act

32.1	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	CFO certification pursuant to 18 U.S.C. Section 1350

*Management contract or compensatory plan or arrangement
___________________________________________________________

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 16, 2011
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 16, 2011
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)