Form 10-Q
period 2011-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2011-08-12
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)     ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2011
Common Stock, Par Value $0.10 per share	2,677,651 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	6/30/11	12/31/10
Cash	$3,066,911	$2,968,669
Interest-bearing deposits in other financial institutions	27,104,842	11,176,660
Cash and cash equivalents	30,171,753	14,145,329
Interest-bearing deposits	5,587,654	12,785,000
Available-for-sale securities	100,264,808	96,844,653
Held-to-maturity securities	236,194	260,956
Stock in Federal Home Loan Bank, at cost	4,959,400	5,025,200
Mortgage loans held for sale	2,174,641	2,685,163
Loans receivable, net of allowance for loan losses of June 30, 2011 - $13,947,899 - December 31, 2010 - $13,082,703	497,545,089	501,980,385
Accrued interest receivable:
Loans	1,721,183	2,058,576
Investments and interest-bearing deposits	450,841	611,698
Prepaid expenses and other assets	7,569,243	6,161,861
Prepaid FDIC deposit insurance premiums	2,489,985	2,977,356
Foreclosed assets held for sale	9,305,881	10,539,867
Premises and equipment	11,287,097	11,324,685
Bank owned life insurance	10,608,045	10,449,630
Deferred income taxes	4,934,672	4,817,761
	$689,306,486	$682,668,120

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$485,066,934	$480,694,273
Federal Home Loan Bank advances	93,050,000	93,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	357,153	134,002
Accrued expenses and other liabilities	1,361,925	655,404
Accrued interest payable	648,496	878,675
	635,699,508	630,627,354

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding June 30, 2011 and December 31, 2010 - 17,000 shares	16,288,131	16,150,350
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2011 and December 31, 2010 - 6,779,800 shares	677,980	677,980
Common stock warrants; June 30, 2011 and December 31, 2010 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,352,397	58,505,046
Unearned ESOP shares	(318,930)	(432,930)
Retained earnings, substantially restricted	36,496,637	35,746,914
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	2,356,767	1,843,004
	115,230,793	113,868,175
Treasury stock, at cost; June 30, 2011 and December 31, 2010 - 4,072,156 and 4,080,220 shares, respectively	(61,623,815)	(61,827,409)
	53,606,978	52,040,766
	$689,306,486	$682,668,120

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE  MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Interest Income
Loans	$6,822,937	$7,188,864	$13,540,009	$14,383,117
Investment securities	737,290	920,866	1,462,501	1,857,809
Other	81,267	118,885	169,102	252,971
	7,641,494	8,228,615	15,171,612	16,493,897
Interest Expense
Deposits	1,510,473	2,474,014	3,110,414	5,308,128
Federal Home Loan Bank advances	607,060	787,430	1,207,439	1,566,306
Subordinated debentures	133,990	255,946	340,802	511,892
Other	288,697	288,698	567,876	575,567
	2,540,220	3,806,088	5,226,531	7,961,893
Net Interest Income	5,101,274	4,422,527	9,945,081	8,532,004
Provision for Loan Losses	1,000,000	950,000	1,900,000	1,900,000
Net Interest Income After Provision for Loan Losses	4,101,274	3,472,527	8,045,081	6,632,004
Noninterest Income
Service charges	358,732	408,098	697,963	786,550
Other fees	6,140	7,190	13,337	13,668
Gain on sale of investment securities	112,094	13,613	115,798	173,888
Gain on sale of loans	252,135	359,222	530,335	657,539
Loss on foreclosed assets	(289,230)	(55,546)	(423,217)	(10,713)
Other income	275,328	310,352	538,882	596,369
	715,199	1,042,929	1,473,098	2,217,301
Noninterest Expense
Salaries and employee benefits	2,190,507	2,122,956	4,455,658	4,188,458
Occupancy	421,661	419,710	848,526	844,727
FDIC deposit insurance premiums	234,776	314,769	520,520	624,423
Data processing	135,909	107,123	275,569	214,422
Advertising	75,000	75,000	150,000	150,000
Other expense	860,954	839,254	1,820,758	1,612,801
	3,918,807	3,878,812	8,071,031	7,634,831
Income Before Income Taxes	897,666	636,644	1,447,148	1,214,474
Provision for Income Taxes	108,124	144,141	134,644	246,105
Net Income	789,542	492,503	1,312,504	968,369
Preferred Stock Dividends and Discount Accretion	281,390	281,390	562,781	562,781
Net Income Available to Common Shareholders	$508,152	$211,113	$749,723	$405,588

Basic Income Per Common Share	$0.19	$0.08	$0.28	$0.15
Diluted Income Per Common Share	$0.19	$0.08	$0.28	$0.15

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE  30, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Comprehensive income
Net income	-	-	-	-	-	-	1,312,504	-	1,312,504
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	513,763	513,763
Total comprehensive income									1,826,267
Preferred stock discount accretion	137,781	-	-	-	-	-	(137,781)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(425,000)	-	(425,000)
Stock award plans	-	-	-	51,411	-	-	-	-	51,411
Treasury stock re-issued	-	-	-	(156,806)	-	256,823	-	-	100,017
Treasury stock purchased	-	-	-	-	-	(53,229)	-	-	(53,229)
Release of ESOP shares	-	-	-	(47,254)	114,000	-	-	-	66,746
Balance, June 30, 2011	$16,288,131	$677,980	$1,377,811	$58,352,397	$(318,930)	$(61,623,815)	$36,496,637	$2,356,767	$53,606,978

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	6/30/2011	6/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,312,504	$968,369
Items not requiring (providing) cash:
Deferred income taxes	(418,644)	736,778
Depreciation	338,285	418,398
Provision for loan losses	1,900,000	1,900,000
Gain on loans and investment securities	(646,133)	(831,427)
Loss (gain) on sale of foreclosed assets	230,803	(42,745)
Accretion of gain on termination of interest rate swaps	-	(508,746)
Amortization of deferred income, premiums and discounts	298,965	229,981
Stock award plan expense	51,411	53,972
Treasury stock re-issued	100,017	-
Origination of loans held for sale	(21,501,910)	(27,367,126)
Proceeds from sale of loans held for sale	22,542,767	29,843,573
Release of ESOP shares	66,746	48,405
Increase in cash surrender value of bank owned life insurance	(158,415)	(198,111)
Changes in:
Accrued interest receivable	498,250	16,605
Prepaid expenses and other assets	(77,925)	821,859
Accounts payable and accrued expenses	476,342	(765,363)
Net cash provided by operating activities	5,013,063	5,324,422
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	1,320,664	13,286,301
Principal payments on held-to-maturity securities	24,762	75,966
Principal payments on available-for-sale securities	6,299,171	6,986,387
Proceeds from maturities of available-for-sale securities	13,150,000	15,956,500
Purchase of premises and equipment	(300,697)	(183,240)
Purchase of available-for-sale securities	(27,576,346)	(47,687,802)
Proceeds from sale of available-for-sale securities	5,402,980	8,909,648
Purchase of interest-bearing deposits	-	(12,501,000)
Proceeds from maturities of interest-bearing deposits	7,197,346	10,883,983
Redemption (purchase) of Federal Home Loan Bank stock	65,800	(72,100)
Purchase of tax credit investments	(842,086)	-
Capitalized costs on foreclosed assets held for sale	(102,804)	(28,664)
Insurance proceeds on foreclosed assets held for sale	-	575,879
Proceeds from sale of foreclosed assets held for sale	2,256,988	2,109,717
Net cash provided by (used in) investing activities	6,895,778	(1,688,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	13,404,970	811,250
Net decrease in certificates of deposit	(9,032,309)	(7,928,954)
Advances from borrowers for taxes and insurance	223,151	226,791
Cash dividends paid on preferred stock	(425,000)	(425,000)
Treasury stock purchased	(53,229)	(6,540)
Net cash provided by (used in) financing activities	4,117,583	(7,322,453)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,026,424	(3,686,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,145,329	33,016,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,171,753	$29,330,241

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

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2011
Equity Securities	$102,212	$4,514	$(33,709)	$73,017
Debt Securities:
U. S. government agencies	30,942,605	126,337	(29,449)	31,039,493
U. S. treasuries	4,485,832	39,500	-	4,525,332
Municipals	1,775,859	15,044	(10,556)	1,780,347
Government sponsored mortgage-backed securities	59,217,398	3,629,221	-	62,846,619
	$96,523,906	$3,814,616	$(73,714)	$100,264,808

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
	$93,919,249	$3,094,848	$(169,444)	$96,844,653

Maturities of available-for-sale debt securities as of June 30, 2011:

Maturities of Available for Sale
	Amortized Cost	Approximate Fair Value
1-5 years	$34,428,437	$34,586,829
6-10 years	1,000,000	977,996
Over 10 years	1,775,859	1,780,347
Government sponsored mortgage-backed securities not due on a single maturity date	59,217,398	62,846,619
	$96,421,694	$100,191,791

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$236,194	$18,419	$-	$254,613
	$236,194	$18,419	$-	$254,613

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Debt Securities:
Government sponsored mortgage-backed securities	$260,956	$20,828	$-	$281,784
	$260,956	$20,828	$-	$281,784

Maturities of held-to-maturity securities as of June 30, 2011:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$236,194	$254,613
	$236,194	$254,613

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $66,654,778 and $60,631,261 as of June 30, 2011 and December 31, 2010, respectively.  The approximate fair value of pledged securities amounted to $70,059,204 and $62,981,616 as of June 30, 2011 and December 31, 2010, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $115,798 and $173,888 for the six months ended June 30, 2011 and 2010, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $42,845 and $64,339 for the six months ended June 30, 2011 and 2010, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2011 and December 31, 2010, was $5,727,307 and $5,386,231, respectively, which is approximately 6% and 6% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$37,825	$(33,709)	$37,825	$(33,709)
U. S. government agencies	4,470,550	(29,449)	-	-	4,470,550	(29,449)
Municipals	1,218,932	(10,556)	-	-	1,218,932	(10,556)
	$5,689,482	$(40,005)	$37,825	$(33,709)	$5,727,307	$(73,714)

	December 31, 2010

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$40,153	$(31,381)	$40,153	$(31,381)
U. S. government agencies	4,374,049	(128,414)	-	-	4,374,049	(128,414)
Government sponsored mortgage-backed securities	972,029	(9,649)	-	-	972,029	(9,649)
	$5,346,078	$(138,063)	$40,153	$(31,381)	$5,386,231	$(169,444)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at June 30, 2011 and December 31, 2010 include:

	June 30,	December 31,
	2011	2010
Real estate - residential mortgage:
One to four family units	$102,150,104	$103,052,035
Multi-family	48,884,126	44,138,034
Real estate - construction	53,960,942	63,308,397
Real estate - commercial	193,703,722	195,889,801
Commercial loans	89,213,299	85,427,589
Consumer and other loans	23,823,038	23,425,843
Total loans	511,735,231	515,241,699
Less:
Allowance for loan losses	(13,947,899)	(13,082,703)
Deferred loan fees/costs, net	(242,243)	(178,611)
Net loans	$497,545,089	$501,980,385

Classes of loans by aging at June 30, 2011 and December 31, 2010 were as follows:

As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$96	$221	$2,527	$2,844	$99,306	$102,150	$-
Multi-family	-	-	-	-	48,884	48,884	-
Real estate - construction	191	762	-	953	53,008	53,961	-
Real estate - commercial	378	-	2,812	3,190	190,514	193,704	-
Commercial loans	-	413	166	579	88,634	89,213	-
Consumer and other loans	70	458	51	579	23,244	23,823	-
Total	$735	$1,854	$5,556	$8,145	$503,590	$511,735	$-

As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,158	$562	$1,591	$3,311	$99,741	$103,052	$-
Multi-family	-	-	-	-	44,138	44,138	-
Real estate - construction	1,969	89	311	2,369	60,939	63,308	-
Real estate - commercial	-	234	-	234	195,656	195,890	-
Commercial loans	2,571	-	2,021	4,592	80,836	85,428	-
Consumer and other loans	100	25	29	154	23,272	23,426	-
Total	$5,798	$910	$3,952	$10,660	$504,582	$515,242	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2011	2010
Real estate - residential mortgage:
One to four family units	$4,908,201	$3,119,760
Multi-family	-	-
Real estate - construction	11,360,907	8,934,666
Real estate - commercial	7,517,708	2,980,117
Commercial loans	3,121,510	7,743,116
Consumer and other loans	825,981	234,475
Total	$27,734,307	$23,012,134

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the three months and six months ended June 30, 2011 and the year ended December 31, 2010:

Three months ended June 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$5,291	$1,926	$1,966	$521	$2,011	$409	$785	$12,909
Provision charged to expense	(250)	1,113	188	1	224	68	(344)	$1,000
Losses charged off	(6)	-	-	-	(8)	(24)	-	$(38)
Recoveries	1	14	2	-	43	17	-	$77
Balance, end of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948

Six months ended June 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	554	1,386	706	(6)	236	(1,417)	441	$1,900
Losses charged off	(76)	(1,475)	(265)	-	(526)	(64)	-	$(2,406)
Recoveries	11	17	2	-	77	1,264	-	$1,371
Balance, end of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948

As of June 30, 2011

Ending balance: individually evaluated for impairment	$3,469	$1,297	$713	$-	$787	$138	$-	$6,404
Ending balance: collectively evaluated for impairment	$1,567	$1,756	$1,443	$522	$1,483	$332	$441	$7,544
Loans:
Ending balance: individually evaluated for impairment	$11,758	$9,145	$5,407	$-	$3,296	$1,189	$-	$30,795
Ending balance: collectively evaluated for impairment	$42,203	$184,559	$96,743	$48,884	$85,917	$22,634	$-	$480,940

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$2,810	$2,923	$1,646	$393	$3,554	$2,750	$-	$14,076
Provision charged to expense	5,620	563	948	135	716	(2,782)	-	$5,200
Losses charged off	(3,893)	(373)	(906)	-	(1,847)	(366)	-	$(7,385)
Recoveries	10	12	25	-	60	1,085	-	$1,192
Balance, end of year	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Ending balance: individually evaluated for impairment	$3,134	$1,384	$149	$-	$1,052	$307	$-	$6,026
Ending balance: collectively evaluated for impairment	$1,413	$1,741	$1,564	$528	$1,431	$380	$-	$7,057
Loans:
Ending balance: individually evaluated for impairment	$9,281	$5,150	$3,363	$-	$8,409	$1,008	$-	$27,211
Ending balance: collectively evaluated for impairment	$54,027	$190,740	$99,689	$44,138	$77,019	$22,418	$-	$488,031

Activity in the allowance for loan losses was as follows for six months ended June 30, 2010:

June 30,
2010

Balance, beginning of period	$14,076,123
Provision charged to expense	1,900,000
Losses charged off, net of recoveries	(4,039,283)
Balance, end of period	$11,936,840

The following tables present impaired loans as of and for the three months and six months ended June 30, 2011 and the year ended December 31, 2010:

June 30, 2011				Quarter To Date		Year To Date
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$5,407	$5,831	$713	$5,128	$25	$4,463	$59
Multi-family	-	-	-	-	-	-	-
Real estate - construction	11,758	11,991	3,469	11,951	1	11,577	2
Real estate - commercial	9,145	10,484	1,297	7,699	28	6,302	39
Commercial loans	3,296	3,744	787	3,794	34	5,601	69
Consumer and other loans	1,189	1,190	138	1,178	18	1,134	36
Total	$30,795	$33,240	$6,404	$29,750	$106	$29,077	$205

December 31, 2010	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$3,363	$3,380	$149	$4,521	$185
Multi-family	-	-	-	1,007	-
Real estate - construction	9,281	10,683	3,134	7,221	9
Real estate - commercial	5,150	5,150	1,384	3,671	30
Commercial loans	8,409	10,364	1,052	8,383	41
Consumer and other loans	1,008	1,011	307	4,193	93
Total	$27,211	$30,588	$6,026	$28,996	$358

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2011 and December 31, 2010:

June 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$34,581	$165,493	$92,469	$48,380	$81,303	$21,794	$444,020
Special Mention	5,167	6,203	2,994	504	1,840	203	16,911
Substandard	14,213	22,008	6,687	-	6,070	1,826	50,804
Total	$53,961	$193,704	$102,150	$48,884	$89,213	$23,823	$511,735

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$45,307	$173,210	$93,816	$44,138	$73,291	$21,580	$451,342
Special Mention	4,621	7,604	2,962	-	1,028	4	16,219
Substandard	13,380	15,076	6,274	-	11,109	1,842	47,681
Total	$63,308	$195,890	$103,052	$44,138	$85,428	$23,426	$515,242

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2010 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2011:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2011	194,750	170,829	$16.14
Granted	-	-	-
Exercised	-	-	-
Forfeited	(3,750)	-	10.63
Balance outstanding as of June 30, 2011	191,000	170,829	16.20
Options exercisable as of June 30, 2011	109,600	105,829	20.51

Stock-based compensation expense recognized for the three months ended June 30, 2011 and 2010 was $25,662 and $25,573, respectively.  Stock-based compensation expense recognized for the six months ended June 30, 2011 and 2010 was $51,411 and $53,972, respectively.  As of June 30, 2011, there was $222,981 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

In January 2011, the Company granted restricted stock to directors that was fully vested and thus, expensed in full during the six months ended June 30, 2011.  The amount expensed was $100,017 for the first quarter which represents 16,952 shares of common stock at a market price of $5.90 at the date of grant.

Note 6: Income Per Common Share

	For three months ended June 30, 2011			For six months ended June 30, 2011
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$508,152	2,672,325	$0.19	$749,723	2,670,675	$0.28
Effect of Dilutive Securities		29,712			23,562
Diluted Income Per Common Share	$508,152	2,702,037	$0.19	$749,723	2,694,237	$0.28

	For three months ended June 30, 2010			For six months ended June 30, 2010
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$211,113	2,641,277	$0.08	$405,588	2,638,932	$0.15
Effect of Dilutive Securities		37,972			16,751
Diluted Income Per Common Share	$211,113	2,679,249	$0.08	$405,588	2,655,683	$0.15

Stock options to purchase 304,329 and 334,579 shares of common stock were outstanding during the three months ended June 30, 2011and 2010, respectively, and stock options to purchase 361,829 and 334,579 shares of common stock were outstanding during the six months ended June 30, 2011and 2010, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.   Stock warrants to purchase 459,459 shares of common stock were outstanding during the three and six months ended June 30, 2011 and 2010, and were included in the computation of diluted income per common share because their exercise price was less than the average market price of the common shares during those periods.

Note 7: Other Comprehensive Income

Other comprehensive income components and related taxes for the six months ended June 30, 2011 and 2010, were as follows:

	6/30/2011	6/30/2010
Unrealized gains on available-for-sale securities	$931,294	$2,528,826
Accretion of gains on interest rate swaps into income	-	(508,746)
Less: Reclassification adjustment for realized gains included in income	(115,798)	(173,888)
Other comprehensive income, before tax effect	815,496	1,846,192
Tax expense	301,733	683,091
Other comprehensive income	$513,763	$1,163,101

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	6/30/2011	12/31/2010

Unrealized gain on available-for-sale securities	$3,740,902	$2,925,404
Tax effect	1,384,135	1,082,400
Net of tax amount	$2,356,767	$1,843,004

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

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU No.2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

6/30/2011
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$73	$-	$-	$73
Debt securities:
U.S. government agencies	-	31,040	-	31,040
U.S. treasuries	4,525	-	-	4,525
Municipals	-	1,780	-	1,780
Government sponsored mortgage-backed securities	-	62,847	-	62,847
Available-for-sale securities	$4,598	$95,667	$-	$100,265

12/31/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$78	$-	$-	$78
Debt securities:
U.S. government agencies	-	27,503	-	27,503
Government sponsored mortgage-backed securities	-	69,264	-	69,264
Available-for-sale securities	$78	$96,767	$-	$96,845

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2011	$-	$-	$8,259	$8,259

December 31, 2010	$-	$-	$16,163	$16,163

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2011	$-	$-	$1,182	$1,182

December 31, 2010	$-	$-	$6,686	$6,686

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,171,753	$30,171,753	$14,145,329	$14,145,329
Interest-bearing deposits	5,587,654	5,587,654	12,785,000	12,785,000
Held-to-maturity securities	236,194	254,613	260,956	281,784
Federal Home Loan Bank stock	4,959,400	4,959,400	5,025,200	5,025,200
Mortgage loans held for sale	2,174,641	2,174,641	2,685,163	2,685,163
Loans, net	497,545,089	506,984,522	501,980,385	508,839,154
Interest receivable	2,172,024	2,172,024	2,670,274	2,670,274
Financial liabilities:
Deposits	485,066,934	486,978,319	480,694,273	482,094,550
Federal Home Loan Bank advances	93,050,000	92,769,076	93,050,000	92,694,525
Securities sold under agreements to repurchase	39,750,000	40,616,433	39,750,000	40,473,482
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	648,496	648,496	878,675	878,675
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

On November 7, 2008, the Company elected to terminate three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of approximately $1.7 million.  The gain was deferred and was accreted into income.  The Company recognized $254,373 and $508,746 of this gain for the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, the original gain at termination was fully accreted into income in accordance with the stated maturity date of the original agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010.

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

Financial Condition

The Company’s total assets increased $6,638,366 (1%) from $682,668,120 as of December 31, 2010, to $689,306,486 as of June 30, 2011.

Interest-bearing deposits decreased $7,197,346 (56%) from $12,785,000 as of December 31, 2010, to $5,587,654 as of June 30, 2011. The decrease is due primarily to maturities during the period.

Available-for-sale securities increased $3,420,155 (4%) from $96,844,653 as of December 31, 2010, to $100,264,808 as of June 30, 2011. The increase is primarily due to purchases of $27.6 million offset by sales, maturities and principal payments received of $24.9 million.

Held-to-maturity securities decreased primarily due to principal repayments by $24,762 (9%) from $260,956 as of December 31, 2010, to $236,194 as of June 30, 2011.

Mortgage loans held for sale decreased by $510,522 (19%) from $2,685,163 as of December 31, 2010, to $2,174,641 as of June 30, 2011 due to declining volumes of mortgage loan refinancings during the period.

Net loans receivable decreased by $4,435,296 (1%) from $501,980,385 as of December 31, 2010, to $497,545,089 as of June 30, 2011.  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.  During this period, commercial real estate loans decreased $2,186,079 (1%) due to various payoffs and some specific charge-offs of non-owner occupied commercial real estate loans.  Construction loans decreased $9,347,455 (15%) primarily due to the completion of a large assisted living facility project that moved from construction to permanent status.  Commercial loans increased $3,785,710 (4%), permanent multi-family loans increased $4,746,092 (11%), loans secured by owner occupied one to four unit residential real estate decreased $901,931 (1%) and installment loans increased $397,195 (2%).

Allowance for loan losses increased $865,196 (7%) from $13,082,703 as of December 31, 2010 to $13,947,899 as of June 30, 2011. The allowance increased due to provision for loan losses of $1,900,000 recorded during the period exceeding net loan charge-offs of $1,034,804.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2010.  See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2011 and 2010 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2011 and December 31, 2010 was 2.73% and 2.54%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2011 and December 31, 2010 was 50.3% and 56.9%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $4,372,661 (1%) from $480,694,273 as of December 31, 2010, to $485,066,934 as of June 30, 2011.  For the six months ended June 30, 2011, checking and savings accounts increased by $13.4 million and certificates of deposit decreased by $9.0 million.  The Company continues to focus its deposit gathering efforts in obtaining and expanding new transactional deposit relationships, while reducing reliance on single service certificate customers and brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $1,566,212 from $52,040,766 as of December 31, 2010, to $53,606,978 as of June 30, 2011.  The Company’s net income during this period was $1,312,504.  In conjuction with the Series A Preferred Stock, the Company accrued $425,000 of dividends (5%) during the period.  On a per common share basis, stockholders’ equity increased from $13.51 as of December 31, 2010 to $13.95 as of June 30, 2011.

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

	Three months ended 6/30/2011			Three months ended 6/30/2010
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$510,425	$6,823	5.36%	$516,181	$7,189	5.57%
Investment securities	99,169	738	2.98%	118,007	921	3.12%
Other assets	36,260	81	0.90%	46,386	119	1.03%
Total interest-earning	645,854	7,642	4.75%	680,574	8,229	4.84%
Noninterest-earning	43,495			51,480
	$689,349			$732,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$19,919	29	0.58%	$16,643	35	0.84%
Transaction accounts	253,422	626	0.99%	257,451	997	1.55%
Certificates of deposit	172,634	855	1.99%	206,608	1,441	2.79%
FHLB advances	93,050	608	2.62%	116,050	787	2.71%
Securities sold under agreements to repurchase	39,750	289	2.92%	39,750	290	2.92%
Subordinated debentures	15,465	134	3.48%	15,465	256	6.62%
Total interest-bearing	594,240	2,541	1.72%	651,967	3,806	2.34%
Noninterest-bearing	41,419			27,528
Total liabilities	635,659			679,495
Stockholders’ equity	53,690			52,559
	$689,349			$732,054
Net earning balance	$51,614			$28,607
Earning yield less costing rate			3.03%			2.50%
Net interest income, and net yield spread on interest earning assets		$5,101	3.17%		$4,423	2.60%
Ratio of interest-earning assets to interest-bearing liabilities		109%			104%

	Six months ended 6/30/2011			Six months ended 6/30/2010
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$509,576	$13,540	5.36%	$523,937	$14,383	5.54%
Investment securities	97,685	1,463	3.02%	114,117	1,858	3.28%
Other assets	36,355	169	0.94%	49,559	253	1.03%
Total interest-earning	643,616	15,172	4.75%	687,613	16,494	4.84%
Noninterest-earning	42,760			46,554
	$686,376			$734,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$19,756	61	0.62%	$16,002	72	0.91%
Transaction accounts	254,076	1,321	1.05%	257,543	2,289	1.79%
Certificates of deposit	171,516	1,728	2.03%	209,122	2,947	2.84%
FHLB advances	93,050	1,208	2.62%	116,050	1,566	2.72%
Securities sold under agreements to repurchase	39,750	568	2.88%	39,750	576	2.92%
Subordinated debentures	15,465	341	4.45%	15,465	512	6.68%
Total interest-bearing	593,613	5,227	1.78%	653,932	7,962	2.46%
Noninterest-bearing	39,458			27,829
Total liabilities	633,071			681,761
Stockholders’ equity	53,305			52,406
	$686,376			$734,167
Net earning balance	$50,003			$33,681
Earning yield less costing rate			2.97%			2.38%
Net interest income, and net yield spread on interest earning assets		$9,945	3.12%		$8,532	2.48%
Ratio of interest-earning assets to interest-bearing liabilities		108%			105%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2011 and 2010

Net income for the three and six months ended June 30, 2011 was $789,542 and $1,312,504, respectively, compared to $492,503 and $968,369 for the three and six months ended June 30, 2010, respectively, which represents an increase in net income of $297,039 (60%) for the three month period, and an increase in net income of $344,135 (36%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2011, decreased $587,121 (7%) and $1,322,285 (8%), respectively, as compared to the three months and six months ended June 30, 2010.  For the three month and six month periods ended June 30, 2011 compared to the same periods in 2010, the average yield on interest earning assets decreased 9 basis points to 4.75% for both periods, while the average balance of interest earning assets decreased approximately $34,720,000 and $43,997,000, respectively.  The Company’s yield on loans was negatively impacted due to the expiration of interest income being recognized on a matured interest rate swap as of June 30, 2010.  The effect for the three months and six months ended June 30, 2011 was $254,373 and $508,746, respectively.  Another factor that has negatively impacted the Company’s yield on loans is the high level of nonaccrual loans which was $27.7 million as of June 30, 2011, as compared to $19.8 million as of June 30, 2010.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2011, decreased $1,265,868 (33%) and $2,735,362 (34%), respectively, when compared to the three months and six months ended June 30, 2010.  For the three month and six month periods ended June 30, 2011 compared to the same periods in 2010, the average cost of interest bearing liabilities decreased 62 basis points to 1.72% and 68 basis points to 1.78%, respectively, while the average balance of interest bearing liabilities decreased approximately $57,727,000 and $60,319,000, respectively, when compared to the same periods in 2010. The primary reason for the significant decrease in the average cost of interest bearing liabilities was the reduction at the beginning of 2010 and continued reduction throughout 2010 and the first and second quarters of 2011, in the cost of money market deposits generated through an aggressive deposit campaign in the first quarter of 2009.  Also, the Company reduced its FHLB advances during the third quarter of 2010.  As a result, interest expense on these advances decreased $180,370 (23%) and $358,867 (23%), respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2011, increased $678,747 (15%) and $1,413,077 (17%), respectively, when compared to the same periods in 2010.  Despite the decrease in interest income, net interest income increased because the decrease in interest income was more than offset by the decrease in interest expense.  For the three and six month periods ended June 30, 2011, the average balance of interest earning assets decreased by approximately $23,007,000 and $16,322,000, respectively, less than the average balance in interest bearing liabilities decreased when compared to the same periods in 2010. For the three and six month periods ended June 30, 2011, the net interest margin increased 57 and 64 basis points, respectively, when compared to the same periods in 2010.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,000,000 and $1,900,000 for the three months and six months ended June 30, 2011, respectively, compared to $950,000 and $1,900,000 for the same periods in 2010.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $327,730 (31%) and $744,203 (34%) for the three months and six months ended June 30, 2011, respectively, when compared to the three months and six months ended June 30, 2010.

Gains on investment securities increased $98,481 (723%) and decreased $58,090 (33%) for the three months and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  Service charges on transaction accounts decreased by $49,366 (12%) and $88,587 (11%) for the three months and six months ended June 30, 2011 when compared to the same periods in 2010, due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.  Gain on sale of loans decreased $107,087 (30%) and $127,204 (19%) for the three months and six months ended June 30, 2011 when compared to the same period in 2010 due to decreased volume associated with the Bank’s selling of fixed rate mortgage loans.  Losses on foreclosed assets increased by $233,684 (421%) and $412,504 (3,850%) for the three months and six months ended June 30, 2011 when compared to the same periods in 2010.  The Company continues to experience declines in real estate values on specific foreclosed properties held for sale.

Noninterest Expense

Noninterest expense increased $39,995 (1%) and $436,200 (6%) for the three months and six months ended June 30, 2011 when compared to the same periods in 2010.

Salaries and employee benefits increased $67,551 (3%) and $267,200 (6%) for the three months and six months ended June 30, 2011 when compared to the same periods in 2010.  These increases were primarily due to additions of associates throughout 2010 in the areas of executive, commercial and mortgage lending and risk management.

Other expenses increased $21,700 (3%) and $207,957 (13%).  Legal costs have increased $212,000 for the six months ending June 30, 2011 over the same period in the prior year due to ongoing costs incurred for a few specific troubled borrowers.

Provision for Income Taxes

The decrease in the provision for income taxes for the three months and six months ended June 30, 2011 as compared to the same periods in 2010, is primarily due to the effect of increased utilization of federal income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2011 and December 31, 2010 was 50.3% and 56.9%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2011, were $50.8 million or 7.37% of total assets as compared to $47.7 million, or 6.98% of total assets at December 31, 2010.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2011	12/31/2010	12/31/2009
Nonperforming loans	$27,734	$23,012	$34,285
Real estate acquired in settlement of loans	9,306	10,540	6,760
Total nonperforming assets	$37,040	$33,552	$41,045

Total nonperforming assets as a percentage of total assets	5.37%	4.91%	5.56%
Allowance for loan losses	$13,948	$13,083	$14,076
Allowance for loan losses as a percentage of gross loans	2.73%	2.54%	2.61%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $30,171,753 as of June 30, 2011 and $14,145,329 as of December 31, 2010, representing an increase of $16,026,424.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of June 30, 2011, the Bank’s Tier 1 leverage ratio was 9.44%, its Tier 1 risk-based capital ratio was 12.06% and the Bank’s total risk-based capital ratio was 13.32% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2011 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	60,229	(4,701)	-7%	8.82%	-0.48%
+100	62,426	(2,504)	-4%	9.05%	-0.25%
NC	64,930	-	-	9.30%	-
-100	68,287	3,357	5%	9.66%	0.36%
-200	73,228	8,298	13%	10.24%	0.94%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

                On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject as described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s second quarter ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	888	$6.00	888	189,144
May 1, 2011 to May 31, 2011	-	-	-	189,144
June 1, 2011 to June 30, 2011	408	5.71	408	188,736
Total	1,296	$5.91	1,296

(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 12, 2011
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 12, 2011
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)