Form 10-Q
period 2011-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2011-11-14
CIK 1046203

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)	☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2011
Common Stock, Par Value $0.10 per share	2,683,351 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	9/30/11	12/31/10
Cash	$2,955,938	$2,968,669
Interest-bearing deposits in other financial institutions	43,987,436	11,176,660
Cash and cash equivalents	46,943,374	14,145,329
Interest-bearing deposits	5,587,654	12,785,000
Available-for-sale securities	82,513,839	96,844,653
Held-to-maturity securities	227,224	260,956
Stock in Federal Home Loan Bank, at cost	3,846,900	5,025,200
Mortgage loans held for sale	1,989,176	2,685,163
Loans receivable, net of allowance for loan losses of September 30, 2011 - $13,557,076 - December 31, 2010 - $13,082,703	483,676,462	501,980,385
Accrued interest receivable:
Loans	1,835,574	2,058,576
Investments and interest-bearing deposits	406,017	611,698
Prepaid expenses and other assets	7,478,224	6,161,861
Prepaid FDIC deposit insurance premiums	2,271,548	2,977,356
Foreclosed assets held for sale	9,321,083	10,539,867
Premises and equipment	11,230,799	11,324,685
Bank owned life insurance	10,689,790	10,449,630
Deferred income taxes	4,659,040	4,817,761
	$672,676,704	$682,668,120

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$492,663,249	$480,694,273
Federal Home Loan Bank advances	68,050,000	93,050,000
Securities sold under agreements to repurchase	39,750,000	39,750,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	443,818	134,002
Accrued expenses and other liabilities	1,163,629	655,404
Accrued interest payable	602,840	878,675
	618,138,536	630,627,354

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding September 30, 2011 and December 31, 2010 - 17,000 shares	16,357,022	16,150,350
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2011 and December 31, 2010 - 6,779,800 shares;	677,980	677,980
Common stock warrants; September 30, 2011 and December 31, 2010 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,347,814	58,505,046
Unearned ESOP shares	(261,930)	(432,930)
Retained earnings, substantially restricted	37,430,877	35,746,914
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	2,232,410	1,843,004
	116,161,984	113,868,175
Treasury stock, at cost; September 30, 2011 and December 31, 2010 -4,072,156 and 4,080,220 shares, respectively	(61,623,816)	(61,827,409)
	54,538,168	52,040,766
	$672,676,704	$682,668,120

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Interest Income
Loans	$6,943,727	$6,861,717	$20,483,736	$21,244,834
Investment securities	711,642	866,386	2,174,143	2,724,195
Other	74,210	117,806	243,312	370,777
	7,729,579	7,845,909	22,901,191	24,339,806
Interest Expense
Deposits	1,397,910	2,346,081	4,508,324	7,654,209
Federal Home Loan Bank advances	568,868	768,569	1,776,307	2,334,875
Subordinated debentures	132,614	255,945	473,416	767,837
Other	298,806	289,240	866,682	864,807
	2,398,198	3,659,835	7,624,729	11,621,728
Net Interest Income	5,331,381	4,186,074	15,276,462	12,718,078
Provision for Loan Losses	900,000	850,000	2,800,000	2,750,000
Net Interest Income After
Provision for Loan Losses	4,431,381	3,336,074	12,476,462	9,968,078
Noninterest Income
Service charges	339,674	386,967	1,037,637	1,173,517
Other fees	7,379	8,805	20,716	22,473
Gain on sale of investment securities	82,348	41,471	198,146	215,359
Gain on sale of loans	370,204	472,082	900,539	1,129,621
Loss on foreclosed assets	(82,961)	(33,152)	(506,178)	(43,865)
Other income	279,576	285,278	818,458	881,647
	996,220	1,161,451	2,469,318	3,378,752
Noninterest Expense
Salaries and employee benefits	2,264,025	2,110,001	6,719,683	6,298,459
Occupancy	394,543	431,556	1,243,069	1,276,283
FDIC deposit insurance premiums	229,047	304,069	749,567	928,492
Data processing	121,882	122,133	397,451	336,555
Advertising	75,000	75,000	225,000	225,000
Other expense	800,047	783,943	2,620,805	2,396,744
	3,884,544	3,826,702	11,955,575	11,461,533
Income Before Income Taxes	1,543,057	670,823	2,990,205	1,885,297
Provision for Income Taxes	327,427	148,619	462,071	394,724
Net Income	1,215,630	522,204	2,528,134	1,490,573
Preferred Stock Dividends and Discount Accretion	281,391	281,391	844,173	844,173
Net Income Available to Common Shareholders	$934,239	$240,813	$1,683,961	$646,400

Basic Income Per Common Share	$0.35	$0.09	$0.63	$0.24
Diluted Income Per Common Share	$0.35	$0.09	$0.63	$0.24

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Comprehensive income
Net income	-	-	-	-	-	-	2,528,134	-	2,528,134
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	389,406	389,406
Total comprehensive income									2,917,540
Preferred stock discount accretion	206,672	-	-	-	-	-	(206,672)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(637,499)	-	(637,499)
Stock award plans	-	-	-	75,744	-	-	-	-	75,744
Treasury stock re-issued	-	-	-	(156,806)	-	256,823	-	-	100,017
Treasury stock purchased	-	-	-	-	-	(53,230)	-	-	(53,230)
Release of ESOP shares	-	-	-	(76,170)	171,000	-	-	-	94,830
Balance, September 30, 2011	$16,357,022	$677,980	$1,377,811	$58,347,814	$(261,930)	$(61,623,816)	$37,430,877	$2,232,410	$54,538,168

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

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	9/30/2011	9/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,528,134	$1,490,573
Items not requiring (providing) cash:
Deferred income taxes	(69,978)	861,398
Depreciation	500,413	620,873
Provision for loan losses	2,800,000	2,750,000
Gain on loans and investment securities	(1,098,685)	(1,344,980)
Loss (gain) on sale of foreclosed assets	214,896	(15,710)
Accretion of gain on termination of interest rate swaps	-	(508,746)
Amortization of deferred income, premiums and discounts	365,404	416,987
Stock award plan expense	75,744	80,896
Treasury stock re-issued	100,017	-
Origination of loans held for sale	(36,262,395)	(52,563,214)
Proceeds from sale of loans held for sale	37,858,921	53,520,603
Release of ESOP shares	94,830	72,487
Increase in cash surrender value of bank owned life insurance	(240,160)	(295,841)
Changes in:
Accrued interest receivable	428,683	191,398
Prepaid expenses and other assets	339,531	709,630
Accounts payable and accrued expenses	232,390	(185,625)
Net cash provided by operating activities	7,867,745	5,800,729
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	11,960,663	15,073,178
Principal payments on held-to-maturity securities	33,732	199,642
Principal payments on available-for-sale securities	10,662,491	10,496,971
Proceeds from maturities of available-for-sale securities	26,775,000	28,956,500
Purchase of premises and equipment	(406,527)	(257,302)
Purchase of available-for-sale securities	(32,577,705)	(50,688,976)
Proceeds from sale of available-for-sale securities	9,971,546	14,956,798
Purchase of interest-bearing deposits	-	(12,501,000)
Proceeds from maturities of interest-bearing deposits	7,197,346	11,276,802
Redemption of Federal Home Loan Bank stock	1,178,300	595,400
Purchase of tax credit investments	(950,086)	-
Capitalized costs on foreclosed assets held for sale	(102,804)	(273,743)
Insurance proceeds on foreclosed assets held for sale	-	575,879
Proceeds from sale of foreclosed assets held for sale	4,600,281	2,685,837
Net cash provided by investing activities	38,342,237	21,095,986
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	30,325,056	637,362
Net decrease in certificates of deposit	(18,356,080)	(20,001,428)
Repayments of FHLB advances	(25,000,000)	(15,000,000)
Advances from borrowers for taxes and insurance	309,816	339,734
Cash dividends paid on preferred stock	(637,499)	(637,502)
Treasury stock purchased	(53,230)	(6,540)
Net cash used in financing activities	(13,411,937)	(34,668,374)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,798,045	(7,771,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,145,329	33,016,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,943,374	$25,245,038

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Form 10-K annual report for the Company’s fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2011
Equity Securities	$102,212	$-	$(49,503)	$52,709
Debt Securities:
U. S. government agencies	18,307,070	167,778	(7,995)	18,466,853
Municipals	1,772,038	86,182	-	1,858,220
Government sponsored mortgage-backed securities	58,789,011	3,354,407	(7,361)	62,136,057
	$78,970,331	$3,608,367	$(64,859)	$82,513,839

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
	$93,919,249	$3,094,848	$(169,444)	$96,844,653

Maturities of available-for-sale debt securities as of September 30, 2011:

	Amortized Cost	Approximate Fair Value
1-5 years	$17,307,070	$17,466,698
6-10 years	1,000,000	1,000,155
Over 10 years	1,772,038	1,858,220
Government sponsored mortgage-backed securities not due on a single maturity date	58,789,011	62,136,057
	$78,868,119	$82,461,130

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$227,224	$17,684	$-	$244,908
	$227,224	$17,684	$-	$244,908

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
Debt Securities:
Government sponsored mortgage-backed securities	$260,956	$20,828	$-	$281,784
	$260,956	$20,828	$-	$281,784

Maturities of held-to-maturity securities as of September 30, 2011:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$227,224	$244,908
	$227,224	$244,908

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $71,297,476 and $60,631,261 as of September 30, 2011 and December 31, 2010, respectively.  The approximate fair value of pledged securities amounted to $74,853,125 and $62,981,616 as of September 30, 2011 and December 31, 2010, respectively.

Realized gains and losses are recorded as net securities gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.  Gross gains of $198,146 and $215,359 for the nine months ended September 30, 2011 and 2010, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $73,314 and $79,683 for the nine months ended September 30, 2011 and 2010, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2011 and December 31, 2010, was $5,951,456 and $5,386,231, respectively, which is approximately 7% and 6%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$23,358	$(7,319)	$29,350	$(42,184)	$52,708	$(49,503)
U. S. government agencies	992,005	(7,995)	-	-	992,005	(7,995)
Government sponsored mortgage-backed securities	4,906,743	(7,361)	-	-	4,906,743	(7,361)
	$5,922,106	$(22,675)	$29,350	$(42,184)	$5,951,456	$(64,859)

	December 31, 2010

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$40,153	$(31,381)	$40,153	$(31,381)
U. S. government agencies	4,374,049	(128,414)	-	-	4,374,049	(128,414)
Government sponsored mortgage-backed securities	972,029	(9,649)	-	-	972,029	(9,649)
	$5,346,078	$(138,063)	$40,153	$(31,381)	$5,386,231	$(169,444)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2011 and December 31, 2010 include:

	September 30, 2011	December 31, 2010
Real estate - residential mortgage:
One to four family units	$99,108,679	$103,052,035
Multi-family	41,065,548	44,138,034
Real estate - construction	54,269,064	63,308,397
Real estate - commercial	185,171,726	195,889,801
Commercial loans	95,637,142	85,427,589
Consumer and other loans	22,209,661	23,425,843
Total loans	497,461,820	515,241,699
Less:
Allowance for loan losses	(13,557,076)	(13,082,703)
Deferred loan fees/costs, net	(228,282)	(178,611)
Net loans	$483,676,462	$501,980,385

Classes of loans by aging at September 30, 2011 and December 31, 2010 were as follows:

As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$315	$259	$243	$817	$98,292	$99,109	$-
Multi-family	-	-	-	-	41,065	41,065	-
Real estate - construction	968	248	-	1,216	53,053	54,269	-
Real estate - commercial	-	1,193	357	1,550	183,622	185,172	-
Commercial loans	29	346	1,047	1,422	94,215	95,637	-
Consumer and other loans	24	19	3	46	22,164	22,210	-
Total	$1,336	$2,065	$1,650	$5,051	$492,411	$497,462	$-

As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,158	$562	$1,591	$3,311	$99,741	$103,052	$-
Multi-family	-	-	-	-	44,138	44,138	-
Real estate - construction	1,969	89	311	2,369	60,939	63,308	-
Real estate - commercial	-	234	-	234	195,656	195,890	-
Commercial loans	2,571	-	2,021	4,592	80,836	85,428	-
Consumer and other loans	100	25	29	154	23,272	23,426	-
Total	$5,798	$910	$3,952	$10,660	$504,582	$515,242	$-

Nonaccruing loans are summarized as follows:

	September 30, 2011	December 31, 2010
Real estate - residential mortgage:
One to four family units	$2,146,332	$3,119,760
Multi-family	-	-
Real estate - construction	11,221,778	8,934,666
Real estate - commercial	6,949,190	2,980,117
Commercial loans	3,061,587	7,743,116
Consumer and other loans	215,985	234,475
Total	$23,594,872	$23,012,134

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the three months and nine months ended September 30, 2011 and the year ended December 31, 2010:

Three months ended September 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948
Provision charged to expense	(146)	949	(7)	(141)	354	(46)	(63)	$900
Losses charged off	(7)	(128)	(637)	-	(463)	(131)	-	$(1,366)
Recoveries	1	13	31	-	14	16	-	$75
Balance, end of period	$4,884	$3,887	$1,543	$381	$2,175	$309	$378	$13,557

Nine months ended September 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	408	2,335	699	(147)	590	(1,463)	378	$2,800
Losses charged off	(83)	(1,603)	(902)	-	(989)	(195)	-	$(3,772)
Recoveries	12	30	33	-	91	1,280	-	$1,446
Balance, end of period	$4,884	$3,887	$1,543	$381	$2,175	$309	$378	$13,557

As of September 30, 2011
Ending balance: individually evaluated for impairment	$3,626	$1,209	$138	$-	$623	$46	$-	$5,642
Ending balance: collectively evaluated for impairment	$1,258	$2,678	$1,405	$381	$1,552	$263	$378	$7,915
Loans:
Ending balance: individually evaluated for impairment	$11,607	$8,569	$2,536	$-	$2,868	$590	$-	$26,170
Ending balance: collectively evaluated for impairment	$42,662	$176,603	$96,573	$41,065	$92,769	$21,620	$-	$471,292

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$2,810	$2,923	$1,646	$393	$3,554	$2,750	$-	$14,076
Provision charged to expense	5,620	563	948	135	716	(2,782)	-	$5,200
Losses charged off	(3,893)	(373)	(906)	-	(1,847)	(366)	-	$(7,385)
Recoveries	10	12	25	-	60	1,085	-	$1,192
Balance, end of year	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Ending balance: individually evaluated for impairment	$3,134	$1,384	$149	$-	$1,052	$307	$-	$6,026
Ending balance: collectively evaluated for impairment	$1,413	$1,741	$1,564	$528	$1,431	$380	$-	$7,057
Loans:
Ending balance: individually evaluated for impairment	$9,281	$5,150	$3,363	$-	$8,409	$1,008	$-	$27,211
Ending balance: collectively evaluated for impairment	$54,027	$190,740	$99,689	$44,138	$77,019	$22,418	$-	$488,031

Activity in the allowance for loan losses was as follows for nine months ended September 30, 2010:

September 30, 2010

Balance, beginning of period	$14,076,123
Provision charged to expense	2,750,000
Losses charged off, net of recoveries	(4,285,533)
Balance, end of period	$12,540,590

The following tables present impaired loans as of and for the three months and nine months ended September 30, 2011 and the year ended December 31, 2010:

September 30, 2011				Quarter To Date		Year To Date
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$2,536	$2,540	$138	$3,700	$20	$4,208	$79
Multi-family	-	-	-	-	-	-	-
Real estate - construction	11,607	11,901	3,626	11,597	8	11,584	10
Real estate - commercial	8,569	9,908	1,209	8,697	21	7,101	60
Commercial loans	2,868	3,429	623	2,968	37	4,723	106
Consumer and other loans	590	593	46	644	20	971	56
Total	$26,170	$28,371	$5,642	$27,606	$106	$28,587	$311

December 31, 2010	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$3,363	$3,380	$149	$4,521	$185
Multi-family	-	-	-	1,007	-
Real estate - construction	9,281	10,683	3,134	7,221	9
Real estate - commercial	5,150	5,150	1,384	3,671	30
Commercial loans	8,409	10,364	1,052	8,383	41
Consumer and other loans	1,008	1,011	307	4,193	93
Total	$27,211	$30,588	$6,026	$28,996	$358

At September 30, 2011, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR).  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

In assessing whether or not a borrower is experiencing financial difficulties, the Bank considers information currently available regarding the financial condition of the borrower.  This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy and (iv) the debtor’s projected cash flow is sufficient to satisfy the contractual payments due under the original terms of the loan without a modification.

The Bank considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower.  Key factors considered by the Bank include the debtor’s ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan.  The most common concessions granted by the Bank generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction on the face amount or maturity amount of the debt as stated in the original loan, (iv) a temporary period of interest-only payments, (v) a reduction in accrued interest, and (vi) an extension of amortization.

The following table summarizes the loans that were modified as a TDR during the three and nine months ended September 30, 2011:

	Quarter To Date			Year To Date
	Number	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number	Pre-modification Recorded Investment	Post-modification Recorded Investment
		(In Thousands)			(In Thousands)
Real estate - residential mortgage:
One to four family units	-	$-	$-	1	$450	$200
Real estate - construction	3	$10,343	$10,742	3	$10,343	$10,742
Real estate - commercial	-	-	-	3	6,526	4,591
Total	3	$10,343	$10,742	7	$17,319	$15,533

The borrowers referenced in the above TDR table were granted one or more of the following concessions; (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction on the face amount or maturity amount of the debt as stated in the original loan, (iv) a reduction in accrued interest, and (vi) an extension of amortization.

There were no loans modified as a TDR within the last 12 months and for which there was a payment default during the three and nine months ended September 30, 2011.  A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2011, the Bank has no commitments to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2011 and December 31, 2010:

September 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$34,931	$149,568	$91,488	$40,564	$88,048	$20,974	$425,573
Special Mention	5,236	13,664	3,308	501	1,741	210	24,660
Substandard	14,102	21,940	4,313	-	5,848	1,026	47,229
Total	$54,269	$185,172	$99,109	$41,065	$95,637	$22,210	$497,462

December 31, 2010	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$45,307	$173,210	$93,816	$44,138	$73,291	$21,580	$451,342
Special Mention	4,621	7,604	2,962	-	1,028	4	16,219
Substandard	13,380	15,076	6,274	-	11,109	1,842	47,681
Total	$63,308	$195,890	$103,052	$44,138	$85,428	$23,426	$515,242

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described fully in the Company’s December 31, 2010 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2011:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2011	194,750	170,829	$16.14
Granted	-	-	-
Exercised	-	-	-
Forfeited	(3,750)	(3,829)	11.57
Balance outstanding as of September 30, 2011	191,000	167,000	16.24
Options exercisable as of September 30, 2011	112,500	108,250	20.09

Stock-based compensation expense recognized for the three months ended September 30, 2011 and 2010 was $24,333 and $26,924, respectively.  Stock-based compensation expense recognized for the nine months ended September 30, 2011 and 2010 was $75,744 and $80,896, respectively.  As of September 30, 2011, there was $198,727 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

In January 2011, the Company granted restricted stock to directors that was fully vested and thus, expensed in full during the nine months ended September 30, 2011.  The amount expensed was $100,017 for the first quarter which represents 16,952 shares of common stock at a market price of $5.90 at the date of grant.

Note 6: Income Per Common Share

	For three months ended September 30, 2011			For nine months ended September 30, 2011
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$934,239	2,677,692	$0.35	$1,683,961	2,673,040	$0.63
Effect of Dilutive Securities		-			-
Diluted Income Per Common Share	$934,239	2,677,692	$0.35	$1,683,961	2,673,040	$0.63

	For three months ended September 30, 2010			For nine months ended September 30, 2010
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$240,813	2,646,828	$0.09	$646,400	2,641,593	$0.24
Effect of Dilutive Securities		18,283			16,751
Diluted Income Per Common Share	$240,813	2,665,111	$0.09	$646,400	2,658,344	$0.24

Stock options to purchase 358,000 and 364,579 shares of common stock were outstanding during the three months ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.   Stock warrants to purchase 459,459 shares of common stock were outstanding during the three and nine months ended September 30, 2011, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares during those periods.  However, for the three and nine months ended September 30, 2010, the exercise price of the warrants were less than the average market pricesfor the periods and were included in the computation of diluted income per common share.

Note 7: Other Comprehensive Income

Other comprehensive income components and related taxes for the nine months ended September 30, 2011 and 2010, were as follows:

	9/30/2011	9/30/2010
Unrealized gains on available-for-sale securities	$816,251	$2,475,043
Accretion of gains on interest rate swaps into income	-	(508,746)
Less: Reclassification adjustment for realized gains included in income	(198,146)	(215,359)
Other comprehensive income, before tax effect	618,105	1,750,938
Tax expense	228,699	647,847
Other comprehensive income	$389,406	$1,103,091

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	9/30/2011	12/31/2010

Unrealized gain on available-for-sale securities	$3,543,508	$2,925,404
Tax effect	1,311,098	1,082,400
Net of tax amount	$2,232,410	$1,843,004

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

            In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, FASB issued ASU 2011-05, “Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The requirements are effective during interim and annual periods beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. The adoption of ASU No.2011-05 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

9/30/2011
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$53	$-	$-	$53
Debt securities:
U.S. government agencies	-	18,467	-	18,467
Municipals	-	1,858	-	1,858

Government sponsored mortgage-backed securities	-	62,136	-	62,136
Available-for-sale securities	$53	$82,461	$-	$82,514

12/31/2010
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$78	$-	$-	$78
Debt securities:
U.S. government agencies	-	27,503	-	27,503

Government sponsored mortgage-backed securities	-	69,264	-	69,264
Available-for-sale securities	$78	$96,767	$-	$96,845

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2011	$-	$-	$14,172	$14,172

December 31, 2010	$-	$-	$16,163	$16,163

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2011	$-	$-	$554	$554

December 31, 2010	$-	$-	$6,686	$6,686

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$46,943,374	$46,943,374	$14,145,329	$14,145,329
Interest-bearing deposits	5,587,654	5,587,654	12,785,000	12,785,000
Held-to-maturity securities	227,224	244,908	260,956	281,784
Federal Home Loan Bank stock	3,846,900	3,846,900	5,025,200	5,025,200
Mortgage loans held for sale	1,989,176	1,989,176	2,685,163	2,685,163
Loans, net	483,676,462	492,983,168	501,980,385	508,839,154
Interest receivable	2,241,591	2,241,591	2,670,274	2,670,274
Financial liabilities:
Deposits	492,663,249	490,597,221	480,694,273	482,094,550
Federal Home Loan Bank advances	68,050,000	70,760,974	93,050,000	92,694,525
Securities sold under agreements to repurchase	39,750,000	40,586,773	39,750,000	40,473,482
Subordinated debentures	15,465,000	15,465,000	15,465,000	15,465,000
Interest payable	602,840	602,840	878,675	878,675
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-
Unused lines of credit	-	-	-	-

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

On November 7, 2008, the Company elected to terminate three interest rate swap agreements with a total notional value of $90 million.  At termination, the swaps had a market value (gain) of approximately $1.7 million.  The gain was deferred and was accreted into income.  The Company recognized no gains for 2011 but recognized $0 and $508,746 of this gain for the three and nine months ended September 30, 2010, respectively.  As of June 30, 2010, the original gain at termination was fully accreted into income in accordance with the stated maturity date of the original agreement.

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

Note 12: Subsequent Event

On November 8, 2011, in a series of transactions, the Company sold approximately $28.1 million of available-for-sale securities for a realized gain of approximately $1.3 million.  The proceeds were used to prepay two repurchase agreements totaling $14.75 million, incurring a prepayment penalty of approximately $1.5 million.  The excess cash generated from these transactions will be used to purchase new investment securities.  The transactions allow the Company to significantly reduce higher cost, non-core funding liabilities and to reduce the Company’s interest rate risk position.  After the transaction, the Company had $25.0 million in repurchase agreements remaining bearing a fixed weighted average rate of 2.60%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews the Company’s financial condition as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010.

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

Financial Condition

The Company’s total assets decreased $9,991,416 (1%) from $682,668,120 as of December 31, 2010, to $672,676,704 as of September 30, 2011.

Interest-bearing deposits decreased $7,197,346 (56%) from $12,785,000 as of December 31, 2010, to $5,587,654 as of September 30, 2011. The decrease is due primarily to maturities during the nine month period.

Available-for-sale securities decreased $14,330,814 (15%) from $96,844,653 as of December 31, 2010, to $82,513,839 as of September 30, 2011. The decrease is primarily due to sales, maturities and principal payments of $47.4 million offset by purchases of $32.6 million.

Held-to-maturity securities decreased primarily due to principal repayments by $33,732 (13%) from $260,956 as of December 31, 2010, to $227,224 as of September 30, 2011.  Stock in Federal Home Loan Bank of Des Moines (“FHLB”) was decreased by $1,178,300 (23%) to $3,846,900 due to lower stock requirements necessary from the reduction in FHLB advances.

Mortgage loans held for sale decreased by $695,987 (26%) from $2,685,163 as of December 31, 2010, to $1,989,176 as of September 30, 2011 due to declining volumes of mortgage loan refinancings during the period.

Net loans receivable decreased by $18,303,923 (4%) from $501,980,385 as of December 31, 2010, to $483,676,462 as of September 30, 2011.  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.  During this period, commercial real estate loans decreased $10,718,075 (6%) due to various payoffs and some specific charge-offs of non-owner occupied commercial real estate loans.  Construction loans decreased $9,039,333 (17%) primarily due to the completion of a large assisted living facility project that moved from construction to permanent status.  Due to the Company’s efforts, commercial loans increased $10,209,553 (11%) due primarily to new loans with affordable housing partnerships.  Permanent multi-family loans decreased $3,072,487 (11%), loans secured by owner occupied one to four unit residential real estate decreased $3,943,356 (4%) and installment loans decreased $1,216,182 (5%).

Allowance for loan losses increased $474,373 (4%) from $13,082,703 as of December 31, 2010 to $13,557,076 as of September 30, 2011. The allowance increased due to provision for loan losses of $2,800,000 recorded during the period exceeding net loan charge-offs of $2,325,627.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2010.  See discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2011 and 2010 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2011 and December 31, 2010 was 2.73% and 2.54%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2011 and December 31, 2010 was 57.5% and 56.9%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $11,968,976 (2%) from $480,694,273 as of December 31, 2010, to $492,663,249 as of September 30, 2011.  For the nine months ended September 30, 2011, checking and savings accounts increased by $30.3 million and certificates of deposit decreased by $18.3 million.  The Company continues to focus its deposit gathering efforts in obtaining and expanding new transactional deposit relationships, while reducing reliance on single service certificate customers and brokered deposits.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

FHLB advances decreased $25,000,000 (27%) from $93,050,000 as of December 31, 2010, to $68,050,000 as of September 30, 2011 due to principal repayments on maturing advances during the period.

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $2,497,402 from $52,040,766 as of December 31, 2010, to $54,538,168 as of September 30, 2011.  The Company’s net income during this period was $2,528,134.  On a per common share basis, stockholders’ equity increased from $13.51 as of December 31, 2010 to $14.24 as of September 30, 2011.

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

	Three months ended 9/30/2011			Three months ended 9/30/2010
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$508,620	$6,944	5.46%	$508,037	$6,862	5.40%
Investment securities	89,570	711	3.18%	112,139	866	3.09%
Other assets	38,547	74	0.77%	57,111	118	0.83%
Total interest-earning	636,737	7,729	4.86%	677,287	7,846	4.63%
Noninterest-earning	47,245			49,173
	$683,982			$726,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$21,043	30	0.57%	$18,269	36	0.79%
Transaction accounts	249,369	657	1.05%	257,722	917	1.42%
Certificates of deposit	162,343	712	1.75%	200,445	1,394	2.78%
FHLB advances	88,159	568	2.58%	113,115	769	2.72%
Securities sold under agreements to repurchase	39,750	299	3.01%	39,750	288	2.90%
Subordinated debentures	15,465	132	3.41%	15,465	256	6.62%
Total interest-bearing	576,129	2,398	1.66%	644,766	3,660	2.27%
Noninterest-bearing	52,965			27,591
Total liabilities	629,094			672,357
Stockholders’ equity	54,888			54,103
	$683,982			$726,460
Net earning balance	$60,608			$32,521
Earning yield less costing rate			3.20%			2.36%
Net interest income, and net yield spread on interest earning assets		$5,331	3.35%		$4,186	2.47%
Ratio of interest-earning assets to interest-bearing liabilities		111%			105%

	Nine months ended 9/30/2011			Nine months ended 9/30/2010
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$509,253	$20,484	5.36%	$518,579	$21,245	5.46%
Investment securities	94,951	2,174	3.05%	113,450	2,724	3.20%
Other assets	32,871	243	0.99%	47,041	371	1.05%
Total interest-earning	637,075	22,901	4.79%	679,070	24,340	4.78%
Noninterest-earning	48,495			52,500
	$685,570			$731,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$20,190	91	0.60%	$16,766	108	0.86%
Transaction accounts	252,490	1,978	1.04%	257,603	3,206	1.66%
Certificates of deposit	168,425	2,440	1.93%	206,198	4,341	2.81%
FHLB advances	91,402	1,776	2.59%	115,061	2,335	2.71%
Securities sold under agreements to repurchase	39,750	867	2.91%	39,750	864	2.90%
Subordinated debentures	15,465	473	4.08%	15,465	768	6.62%
Total interest-bearing	587,722	7,625	1.73%	650,843	11,622	2.38%
Noninterest-bearing	44,009			27,749
Total liabilities	631,731			678,592
Stockholders’ equity	53,839			52,978
	$685,570			$731,570
Net earning balance	$49,353			$28,227
Earning yield less costing rate			3.06%			2.40%
Net interest income, and net yield spread on interest earning assets		$15,276	3.20%		$12,718	2.50%
Ratio of interest-earning assets to interest-bearing liabilities		108%			104%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2011 and 2010

Net income for the three and nine months ended September 30, 2011 was $1,215,630 and $2,528,134, respectively, compared to $522,204 and $1,490,573 for the three and nine months ended September 30, 2010, respectively, which represents an increase in net income of $693,426 (133%) for the three month period, and an increase in net income of $1,037,561 (70%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2011, decreased $116,330 (1%) and $1,438,615 (6%), respectively, as compared to the three months and nine months ended September 30, 2010.  For the three month and nine month periods ended September 30, 2011 compared to the same periods in 2010, the average yield on interest earning assets increased 23 and 1 basis point, respectively, while the average balance of interest earning assets decreased approximately $40,550,000 and $41,995,000, respectively.  The Company’s yield on loans for the nine month period was negatively impacted due to the expiration of interest income being recognized on a matured interest rate swap as of June 30, 2010.  The effect for the nine months ended September 30, 2011 was $508,746.  Another factor that has negatively impacted the Company’s yield on loans is the high level of nonaccrual loans which was $23.6 million as of September 30, 2011, as compared to $20.3 million as of September 30, 2010.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2011, decreased $1,261,637 (34%) and $3,996,999 (34%), respectively, when compared to the three months and nine months ended September 30, 2010.  For the three month and nine month periods ended September 30, 2011 compared to the same periods in 2010, the average cost of interest bearing liabilities decreased 61 basis points to 1.66% and 65 basis points to 1.73%, respectively, while the average balance of interest bearing liabilities decreased approximately $68,637,000 and $63,121,000, respectively, when compared to the same periods in 2010. The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued reduction throughout 2011 in the cost of money market deposits generated through an aggressive deposit campaign in the first quarter of 2009.  Also, the Company reduced its FHLB advances during the third quarter of 2011.  As a result, interest expense on these advances decreased $199,701 (26%) and $558,568 (24%), respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2011, increased $1,145,307 (27%) and $2,558,384 (20%), respectively, when compared to the same periods in 2010.  Despite the decrease in interest income, net interest income increased because the decrease in interest income was more than offset by the decrease in interest expense.  For the three and nine month periods ended September 30, 2011, the average balance of interest earning assets decreased by approximately $28,087,000 and $21,126,000, respectively, which was less than the decrease in the average balance in interest bearing liabilities compared to the same periods in 2010. For the three and nine month periods ended September 30, 2011, the net interest margin increased 88 and 70 basis points, respectively, when compared to the same periods in 2010.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $900,000 and $2,800,000 for the three months and nine months ended September 30, 2011, respectively, compared to $850,000 and $2,750,000 for the same periods in 2010.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $165,231 (14%) and $909,434 (27%) for the three months and nine months ended September 30, 2011, respectively, when compared to the three months and nine months ended September 30, 2010.

Gains on investment securities increased $40,877 (99%) and decreased $17,213 (8%) for the three months and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  Service charges on transaction accounts decreased by $47,293 (12%) and $135,880 (12%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010, due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.  Gain on sale of loans decreased $101,878 (22%) and $229,082 (20%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010 due to decreased volume associated with the Bank’s selling of fixed rate mortgage loans.  Losses on foreclosed assets increased by $49,809 (150%) and $462,313 (1,054%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010.  The Company continues to experience declines in real estate values on specific foreclosed properties held for sale.

Noninterest Expense

Noninterest expense increased $57,842 (2%) and $494,042 (4%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010.

Salaries and employee benefits increased $154,024 (7%) and $421,224 (7%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010.  These increases were primarily due to additions of associates in the areas of executive, commercial, marketing, mortgage lending and risk management.

FDIC deposit insurance premiums decreased $75,022 (25%) and $178,925 (19%) for the three months and nine months ended September 30, 2011 when compared to the same periods in 2010, driven mainly by the change in the FDIC’s assessment base and rate structure that went into effect in the second quarter of 2011.

Other expenses increased $16,104 (2%) and $224,061 (9%).  Legal costs have increased $261,153 for the nine months ending September 30, 2011 over the same period in the prior year due to ongoing costs incurred for a few specific troubled borrowers.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months and nine months ended September 30, 2011.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2011 and December 31, 2010 was 57.5% and 56.9%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2011, were $46.4 million or 6.89% of total assets as compared to $47.7 million, or 6.98% of total assets at December 31, 2010.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2011	12/31/2010	12/31/2009
Nonperforming loans	$23,595	$23,012	$34,285
Real estate acquired in settlement of loans	9,321	10,540	6,760
Total nonperforming assets	$32,916	$33,552	$41,045

Total nonperforming assets as a percentage of total assets	4.89%	4.91%	5.56%
Allowance for loan losses	$13,557	$13,083	$14,076
Allowance for loan losses as a percentage of gross loans	2.73%	2.54%	2.61%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $46,943,374 as of September 30, 2011 and $14,145,329 as of December 31, 2010, representing an increase of $32,798,045.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of September 30, 2011, the Bank’s Tier 1 leverage ratio was 9.56%, its Tier 1 risk-based capital ratio was 12.30% and the Bank’s total risk-based capital ratio was 13.56% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2011 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change	Assets
+200	66,951	(3,665)	-5%	9.91%	-0.32%	675,842
+100	68,692	(1,924)	-3%	10.06%	-0.17%	682,826
NC	70,616	-	-	10.23%	-	690,236
-100	73,194	2,578	4%	10.49%	0.26%	697,896
-200	78,315	7,699	11%	11.11%	0.88%	704,948

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

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability management policies.  On a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements.  The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

           (b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.  The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2011.

Item 3.                 Defaults Upon Senior Securities
Not applicable.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information
None.

Item 6.                 Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 14, 2011
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 14, 2011
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)