Form 10-K
period 2011-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2012-03-30
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _____________________
Commission File Number:      0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:     (417) 520-4333

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter) was $11.7 million.  As of March 1, 2012 there were 2,709,471 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2011 Annual Report”) for the fiscal year ended December 31, 2011 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 23, 2012 (Part III).

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

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2011 Annual Report, which is incorporated herein by reference.

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

Lending Activities

Management continually monitors the loan portfolio mix, attempting to stay well diversified in both product and customer type.  Although there is a concentration, currently, in commercial real estate, Management continues to seek the best mix of loan products for the portfolio.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
	Dollars in Thousands
Mortgage loans (includes loans held for sale):
One to four family	$101,734	21%	$105,737	20%	$111,587	21%	$109,940	19%	$85,160	16%
Multi-family	43,166	9%	44,138	9%	35,904	7%	35,202	6%	41,948	8%
Construction	44,912	9%	63,308	12%	75,391	14%	138,749	24%	89,724	17%
Commercial real estate	194,856	39%	195,890	38%	196,727	36%	154,398	27%	175,995	34%
Total mortgage loans	384,668	78%	409,073	79%	419,609	77%	438,289	76%	392,827	75%
Commercial business loans	88,089	18%	85,428	16%	92,534	17%	98,549	17%	104,026	20%
Consumer loans	20,758	4%	23,426	5%	30,568	6%	38,390	7%	25,576	5%
Total consumer and other loans	108,847	22%	108,854	21%	123,102	23%	136,939	24%	129,602	25%
Total loans	493,515	100%	517,927	100%	542,711	100%	575,228	100%	522,429	100%
Less:
Deferred loan fees/costs, net	238		179		132		173		224
Allowance for loan losses	10,613		13,083		14,076		16,728		5,963
Total Loans, net	$482,664		$504,665		$528,503		$558,327		$516,242

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2011.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$26,049	$32,342	$43,343	$101,734
Multi-family	6,829	24,083	12,254	43,166
Construction	34,170	10,586	156	44,912
Commercial real estate	78,349	105,043	11,464	194,856
Commercial loans	46,269	32,162	9,658	88,089
Consumer loans	3,810	7,321	9,627	20,758
Total loans (1)	$195,476	$211,537	$86,502	$493,515
Less:
Deferred loan fees/costs				238
Allowance for loan losses				10,613
Loans receivable net				$482,664

(1)	Includes mortgage loans held for sale of $3,703

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2011 of all loans due after December 2012, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$22,360	$53,325	$75,685	70%
Multi-family	19,019	17,318	36,337	48%
Construction	782	9,960	10,742	93%
Commercial real estate	41,523	74,984	116,507	64%
Commercial loans	12,835	28,985	41,820	69%
Consumer loans	1,443	15,505	16,948	91%
Total loans (1)	$97,962	$200,077	$298,039	67%

(1)	Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

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

As of December 31, 2011, $101.7 million or 21% of the Bank’s total loan portfolio consisted of one- to four-family residential loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans.  The Bank originates multi-family mortgage loans in its primary lending area.  As of December 31, 2011, $43.2 million or 9% of the Bank's total loan portfolio consisted of multi-family residential real estate loans.  With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate.  Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property.  A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate.  The loan-to-one-borrower limitation, $11.6 million as of December 31, 2011, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans.  As of December 31, 2011, construction loans totaled $44.9 million or 9% of the Bank's total loan portfolio.  Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio predominantly consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans.  As of December 31, 2011, the Bank has commercial real estate loans totaling $194.9 million or 39% of the Bank's total loan portfolio.  Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases.  The Bank has established its loan-to-one borrower limitation, which was $11.6 million as of December 31, 2011, as its maximum commercial real estate loan amount.  Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2011, the Bank’s commercial real estate loan portfolio included approximately $21.5 million, or 4.3% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions.  The Bank typically loans up to 75% of the appraised value over terms up to two years.  Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans.  As of December 31, 2011, the Bank has commercial business loans totaling $88.1 million or 18% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans.  The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans.  As of December 31, 2011, the Bank has such loans totaling $20.8 million or 4% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans.  Management believes that loans to Directors and Officers are prudent and within the normal course of business.  These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans.  As of December 31, 2011, the Bank has six loans 90 days or more past due with a principal balance of $1,950,980 and fifteen loans between 30 and 89 days past due with an aggregate principal balance of $1,169,827.  The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$1,671	$3,120	$5,060	$2,907	$929
Multi-family	-	-	6,042	6,552	-
Construction	8,514	8,935	11,254	6,010	459
Commercial real estate	4,083	2,980	921	517	5,850
	14,268	15,035	23,277	15,986	7,238
Non-mortgage loans:
Commercial loans	2,377	7,743	5,640	4,629	-
Consumer and other loans	357	234	5,368	79	16
	2,734	7,977	11,008	4,708	16
Total non-accrual loans	17,002	23,012	34,285	20,694	7,254
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	103
Multi-family	-	-	-	-	-
Construction	-	-	-	443	-
Commercial real estate	-	-	-	-	-
	-	-	-	443	103
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	443	103
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$17,002	$23,012	$34,285	$21,137	$7,357
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	3.52%	4.55%	6.49%	3.79%	1.43%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	2.62%	3.37%	4.65%	3.13%	1.30%

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

Non-Performing Assets	As of
	December 31,
	2011	2010	2009	2008	2007
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$1,671	$3,120	$5,060	$2,907	$929
Multi-family	-	-	6,042	6,552	-
Construction	8,514	8,935	11,254	6,010	459
Commercial real estate	4,083	2,980	921	517	5,850
	14,268	15,035	23,277	15,986	7,238
Non-mortgage loans:
Commercial loans	2,377	7,743	5,640	4,629	-
Consumer and other loans	357	234	5,368	79	16
	2,734	7,977	11,008	4,708	16
Total non-accrual loans	17,002	23,012	34,285	20,694	7,254
Real estate and other assets acquired in settlement of loans	10,012	10,540	6,760	5,655	727
Total non-performing assets	$27,014	$33,552	$41,045	$26,349	$7,981

Total non-accrual loans as a percentage of net loans	3.52%	4.55%	6.49%	3.71%	1.41%
Total non-performing assets as a percentage of total assets	4.17%	4.91%	5.56%	3.90%	1.41%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$243	$855	$1,400	$791	$716

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2011.

	Special Mention		Substandard		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	45	$3,214	35	$3,314	80	$6,528
Multi-family	1	498	-	-	1	498
Construction	8	6,372	8	10,894	16	17,266
Commercial real estate	13	20,406	16	12,431	29	32,837
Commercial	13	2,183	15	5,376	28	7,559
Consumer and Other	4	309	20	927	24	1,236
Total loans	84	32,982	94	32,942	178	65,924
Foreclosed assets held-for-sale:
One to four family	-	-	8	1,864	8	1,864
Land and other assets	-	-	17	8,148	17	8,148
Total foreclosed assets	-	-	25	10,012	25	10,012
Total	84	$32,982	119	$42,954	203	$75,936

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

As of December 31, 2011, the Bank's total allowance for loan losses was $10.6 million or 2.17% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $2.5 million from December 31, 2010. The Bank experienced loan charge offs in excess of recoveries as Management charged off specific loans that had been identified and classified as impaired at December 31, 2010. Also, the Bank experienced a significant decline in loan balances during 2011 that has reduced allowance for loan loss reserve requirements.  This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology.  During 2011, the Bank recorded a provision for loan loss expense, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Beginning balance	$13,083	$14,076	$16,728	$5,963	$5,784
Gross loan charge offs
Mortgage Loans:
One to four family	(966)	(906)	(1,256)	(631)	(56)
Multi-family	-	-	(556)	(401)	(1)
Construction	(2,381)	(3,893)	(690)	(2,147)	(317)
Commercial real estate	(2,744)	(373)	(37)	(33)	(49)
	(6,091)	(5,172)	(2,539)	(3,212)	(423)
Non-mortgage loans:
Commercial loans	(1,362)	(1,847)	(999)	(677)	-
Consumer and other loans	(322)	(366)	(6,229)	(225)	(309)
	(1,684)	(2,213)	(7,228)	(902)	(309)
Total charge offs	(7,775)	(7,385)	(9,767)	(4,114)	(732)
Recoveries
Mortgage Loans:
One to four family	45	25	24	21	10
Multi-family	-	-	-	-	-
Construction	77	10	163	63	-
Commercial real estate	221	12	-	-	11
	343	47	187	84	21
Non-mortgage loans:
Commercial loans	322	60	8	13	8
Consumer and other loans	1,290	1,085	20	38	42
	1,612	1,145	28	51	50
Total recoveries	1,955	1,192	215	135	71
Net loan charge-offs	(5,820)	(6,193)	(9,552)	(3,979)	(661)
Provision charged to expense	3,350	5,200	6,900	14,744	840
Ending balance	$10,613	$13,083	$14,076	$16,728	$5,963

Net charge-offs as a percentage of average loans, net	1.19%	1.25%	1.86%	0.70%	0.14%
Allowance for loan losses as a percentage of average loans, net	2.17%	2.65%	2.74%	2.92%	1.24%
Allowance for loan losses as a percentage of total non-performing loans	62%	57%	41%	81%	82%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$7,358	69%	$9,913	76%	$10,883	77%	$12,746	76%	$4,484	75%
Non-Mortgage Loans	3,255	31%	3,170	24%	3,193	23%	3,982	24%	1,479	25%
Total	$10,613	100%	$13,083	100%	$14,076	100%	$16,728	100%	$5,963	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2011, the Company has investment securities with an amortized cost of $80.0 million and an estimated fair value of $81.3 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $81.1 million, or 99.7%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows.  In 2011, the Company sold $44.8 million in securities and recognized $1,505,915 of gain.  In a series of transactions during the fourth quarter of 2011, the Company sold $28.1 million of available-for-sale securities (at a realized gain of approximately $1.3 million) in order to prepay two repurchase agreements totaling $14.75 million (at a realized loss of approximately $1.5 million). The transactions allowed the Company to significantly reduce higher cost, non-core funding liabilities and to reduce the Company’s interest rate risk position.

In addition to the securities described above, at December 31, 2011 the Company held $5.6 million in insured certificates of deposit.  These were purchased because of the spread advantage to traditional debt, and low risk weighting.  For financial statement reporting purposes, the Company considers these certificates interest bearing deposits.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	218,571	17,003	-	235,574
	$80,027,440	$1,432,090	$(159,078)	$81,300,452

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	260,956	20,828	-	281,784
	$94,180,205	$3,115,676	$(169,444)	$97,126,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2009
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$4,055	$(41,219)	$65,048
Debt Securities:
U. S. government agencies	30,528,386	98,160	(86,326)	30,540,220
Government sponsored mortgage-backed securities	69,844,555	2,209,428	-	72,053,983
HELD-TO-MATURITY SECURITIES:
U. S. government agencies	114,119	-	(535)	113,584
Government sponsored mortgage-backed securities	358,664	27,470	-	386,134
	$100,947,936	$2,339,113	$(128,080)	$103,158,968

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2011.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	$26,394,204	1.74%	$26,473,064
Due in five to ten years	11,346,351	1.75%	11,347,402
Due after ten years	3,015,147	4.84%	3,093,232
Equity securities not due on a single maturity date	102,212	0.00%	62,262
Government sponsored mortgage-backed securities not due on a single maturity date	39,169,526	4.33%	40,324,492
	$80,027,440	3.19%	$81,300,452

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
As of December 31, 2011
Equity Securities	$-	$-	$-	$-	$62,262	$62,262
Debt Securities:
U. S. government agencies	24,134,144	10,592,518	-	-	-	34,726,662
U. S. treasuries	2,042,637	-	-	-	-	2,042,637
Municipals	296,283	754,884	3,093,232	-	-	4,144,399
Government sponsored mortgage-backed securities	-	-	-	40,324,492	-	40,324,492
	$26,473,064	$11,347,402	$3,093,232	$40,324,492	$62,262	$81,300,452

Sources of Funds

General.  The Company's primary sources of funds are deposits, borrowings, amortization and prepayments of loans and amortization, and prepayments and maturities of investment securities.

Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms.  The Bank has concentrated on a diverse deposit mix, such that transaction accounts make a greater percent of funding than in the past.  The Bank offers various checking accounts, money markets, savings, fixed-term certificates of deposit and individual retirement accounts.

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

The Bank seeks to maintain a high level of stable core deposits by providing high quality service through its employees and its convenient office and banking center locations.

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2011			2010			2009
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.56%	$81,805	17%	0.78%	$74,985	16%	1.19%	$55,453	11%
Savings	0.44%	21,296	4%	0.69%	19,189	4%	0.99%	14,644	3%
Money Market	0.77%	169,759	35%	1.20%	183,692	38%	3.32%	199,967	38%

Non-interest bearing demand	0.00%	56,315	11%	0.00%	26,634	5%	0.00%	28,931	6%
Total		329,175	68%		304,500	63%		298,995	58%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	1.53%	75,992	16%	2.02%	113,602	24%	2.57%	123,880	24%
12-23 months	1.58%	50,123	10%	1.89%	7,401	1%	3.46%	16,406	3%
24-35 months	1.51%	16,298	3%	2.64%	37,010	8%	3.32%	50,622	10%
36-47 months	1.81%	6,846	1%	2.60%	13,067	3%	4.23%	15,999	3%
48-59 months	1.87%	5,496	1%	2.92%	3,180	1%	4.75%	4,518	1%
60-71 months	1.66%	654	0%	2.46%	1,866	0%	3.69%	1,834	1%
72-95 months	0.00%	-	0%	2.37%	68	0%	2.90%	797	0%
Total		155,409	32%		176,194	37%		214,056	42%
Total Deposits		$484,584	100%		$480,694	100%		$513,051	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2011, Management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more).  The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2011.

(Dollars in thousands)
As of December 31, 2011
Three months or less	$15,571
Over three through six months	2,818
Over six through twelve months	13,553
Over twelve months	31,881
Total	$63,823

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

	As of December 31,
	2011	2010	2009
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$-	$25,000	$23,000
One to two years	15,700	-	25,000
Two to three years	-	15,700	-
Three to four years	250	-	15,700
Four to five years	-	250	-
Over five years	52,100	52,100	52,350
Total	$68,050	$93,050	$116,050

Weighted average rate at end of period	2.23%	2.58%	2.68%

For the period:
Average outstanding balance	$86,800	$109,967	$112,851
Weighted average interest rate	2.52%	2.66%	2.79%

Maximum outstanding as of any month end	$93,050	$116,050	$116,050

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2011	2010	2009
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.95%	6.62%	6.62%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank.  The Bank has the ability to borrow $37.0 million as of December 31, 2011.  The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding.  The Bank had no borrowings on this line as of December 31, 2011 and 2010.  The line is regarded by management as a contingency source of funds, and is not utilized in day to day operating activity except for planning.

Securities Sold Under Agreements to Repurchase

The Company borrowed $9.8 million under a structured repurchase agreement in September 2007.  Effective in September 2009, interest was based on a fixed rate of 3.56% until maturity in September 2014.  The counterparty, Barclay’s Capital, Inc., had the option to terminate the agreement on a quarterly basis until the maturity date.  Prior to the stated maturity, the Company paid off this agreement in November 2011.

The Company borrowed $30.0 million under three structured repurchase agreements in January 2008.  Interest is based on a fixed weighted average rate of 2.65% until maturity in January 2018.  Beginning in February 2010, the counterparty, Barclay’s Capital, Inc., has the option to terminate the agreements on a quarterly basis until maturity. Prior to the stated maturity, the Company paid off one of these agreements in the amount of $5.0 million in November 2011.

The Company has pledged certain investment securities with a fair value of $32.2 million and $46.9 million as of December 31, 2011 and 2010, respectively, to these repurchase agreements.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2011 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2011 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Common Dividend Payout Ratio	0%	0%	0%

Return on Average Assets	0.40%	0.00%	(0.45%)

Return on Average Equity	5.00%	0.01%	(6.45%)

Stockholders' Equity to Assets	8.36%	7.62%	6.97%

EPS Diluted	$1.01	$-	$(1.29)
Dividends on Common Shares	$-	$-	$-

Employees

As of December 31, 2011, the Bank had 144 full-time employees and 38 part-time employees.  As of December 31, 2011, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

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

Supervision and Regulation

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive and far reaching that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time. However, some provisions of the Dodd-Frank Act have impacted the Bank’s current and future operations, including but not limited to:

•	A new agency, the Bureau of Consumer Financial Protection, was created to have authority with respect to new and existing consumer financial protection laws.
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through January 1, 2013.
•	A bank’s deposit insurance assessments will be based on the institution’s total average assets less its average tangible equity for the assessment period, rather than total deposits.
•	Repeal of the prohibition on payment of interest on demand deposits, thereby permitting banks to pay interest on business accounts.
•
Increase in the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC to offset the effect of the increase on institutions with assets of less than $10 billion.

•
Provide for new disclosure relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to most bank holding companies.
•	Enhance the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their subsidiary banks in the event such subsidiaries suffer from financial distress.

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

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment.  The payment in the amount of $4,135,875 was made on December 30, 2009, which represents total premiums for these three years as estimated by the FDIC.  The unamortized balance remaining as of December 31, 2011 was $2,089,076.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Temporary Liquidity Guarantee Program was enacted by the FDIC.  The program provided for the guarantee of newly-issued senior unsecured debt of financial institutions and bank holding companies and provided full deposit insurance coverage for all non-interest bearing deposit accounts.  The Bank participated in the program up and through its extension period of December 31, 2010.  Effective with the Dodd-Frank Act, all non-interest bearing transaction accounts receive unlimited deposit insurance through December 31, 2012 with no additional cost to the bank.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2011.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2011 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2011, the Bank had $3,846,900 in FHLB stock, which was in compliance with this requirement.

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

As of December 31, 2011, the Company met its minimum capital adequacy guidelines.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2011 Annual Report.

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

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 25 years of banking experience. Mr. Burke is a board member and President of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce.  He is also a past member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 20 years of experience in the financial services and public accounting industries.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is the current Chairman of the Southern Missouri Regional Board of the Make-A-Wish Foundation of Missouri as well as a Board member of the Missouri Governing Board of the Foundation.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank.  He joined the Bank in June 2006.  Mr. Mattson has over 30 years of commercial banking experience.  Mr. Mattson is currently a member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee.  He is on the board of directors of Ozarks Food Harvest, previously serving as its president and co-chair of their capital campaign.  He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA.

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank.  She joined the Bank in February 2009.  Ms. Biser has 26 years of banking experience.  Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution.  She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

As of December 31, 2011, the age of these individuals was 48 for Mr. Burke, 42 for Mr. Peters, 58 for Mr. Mattson and 48 for Ms. Biser.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2011.  All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1001 Porter Wagoner Blvd	West Plains, Missouri 65775	2006	Leased	2011

709 N Main St	Mountain Grove, Missouri 65711	2006	Leased	2011

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2012

Branson 1015 W Hwy 248	Branson, Missouri 65616	2011	Leased	2012

* Building owned with land leased.

Item 3.      Legal Proceedings

(a) Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2011, the outcome of any such litigation will not have a material adverse effect on the Company’s results of operations.  Management is not able to predict whether any actions may or may not have a material adverse effect on its results of operations in future periods as the timing and amount of any resolution is not known.

(b) Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable

Item  4.     Mine Safety Disclosures

Not applicable

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2011 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12.  Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2011.

Item 6.      Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2011 Annual Report is incorporated herein by reference.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 16 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2011 Annual Report is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2011 Annual Report is incorporated herein by reference.

Item  8.     Financial Statements and Supplementary Data

The financial statements set forth on pages 17 to 55 of the 2011 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 16 of the 2011 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	320,500	$15.83	-

Equity compensation plans not approved by security holders	31,000	18.74	160,656

Totals	351,500	$16.09	160,656

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers the 2000 SCP and the 2001 SCP (discussed below).  Stock options awarded under the 2000 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the 2000 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2000 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2000 SCP, the committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2011, there are no restricted shares in the 2000 SCP that are not vested.  Options to acquire 17,875 shares of the Company’s common stock have been granted under the 2000 SCP at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under the 2000 SCP (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the 2000 SCP for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the 2001 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible to receive awards under the 2001 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2001 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2001 SCP, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2011, all restricted shares in this plan are vested.  Options to acquire 11,000 shares of the Company’s common stock have been granted under the 2001 SCP at a weighted-average exercise price of $23.23 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under the 2001 SCP is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

PART IV

Item 15. Exhibits and Financial Schedules

1.           The following financial statements and the report of independent registered public accounting firm included in the 2011 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009.

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

10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
10.28	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Financial, Chief Lending and Chief Credit Officers (29)
10.29	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Operating Officer (30)
10.30	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(31)
10.31	Written Description of 2011 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(32)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2011 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2011 (only those portions incorporated by reference in this document are deemed “filed”)

21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
99.1	CEO Certification pursuant to 31 C.F.R 30.15
99.2	CFO Certification pursuant to 31 C.F.R. 30.15

     * Management contract or compensatory plan or arrangement
_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.
(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.

(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(21)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(22)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(23)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(25)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(29)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(31)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(32)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 30, 2012	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 30, 2012
(Principal Executive Officer)
Date:	March 30, 2012

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 30, 2012
Date:	March 30, 2012

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 30, 2012	Date:	March 30, 2012

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 30, 2012	Date:	March 30, 2012

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 30, 2012	Date:	March 30, 2012