Form 10-Q
period 2012-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2012-05-14
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2012
Common Stock, Par Value $0.10 per share	2,712,048 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	3/31/12	12/31/11
Cash	$7,205,152	$7,200,969
Interest-bearing deposits in other financial institutions	28,503,524	19,373,113
Cash and cash equivalents	35,708,676	26,574,082
Interest-bearing deposits	-	5,587,654
Available-for-sale securities	96,418,573	81,064,878
Held-to-maturity securities	208,580	218,571
Stock in Federal Home Loan Bank, at cost	3,846,900	3,846,900
Mortgage loans held for sale	2,395,420	3,702,849
Loans receivable, net of allowance for loan losses of March 31, 2012 - $10,973,592 - December 31, 2011 - $10,613,145	460,559,163	478,960,736
Accrued interest receivable:
Loans	1,634,115	1,752,786
Investments and interest-bearing deposits	379,529	386,534
Prepaid expenses and other assets	6,974,259	7,116,067
Prepaid FDIC deposit insurance premiums	1,882,603	2,089,076
Foreclosed assets held for sale	9,426,805	10,012,035
Premises and equipment	11,423,577	11,423,822
Bank owned life insurance	13,352,265	10,770,887
Income taxes receivable	420,741	512,666
Deferred income taxes	4,402,723	4,486,315
	$649,033,929	$648,505,858

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$484,218,455	$484,583,665
Federal Home Loan Bank advances	68,050,000	68,050,000
Securities sold under agreements to repurchase	25,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	253,782	156,509
Accrued expenses and other liabilities	537,986	496,956
Accrued interest payable	464,038	518,881
	593,989,261	594,271,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2012 and December 31, 2011 - 17,000 shares	16,494,802	16,425,912
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2012 and December 31, 2011 - 6,779,800 shares;	677,980	677,980
Common stock warrants; March 31, 2012 and December 31, 2011 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,180,615	58,333,614
Unearned ESOP shares	(147,930)	(204,930)
Retained earnings, substantially restricted	39,010,323	38,456,991
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	800,393	791,285
	116,393,994	115,858,663

Treasury stock, at cost; March 31, 2012 and December 31, 2011 - 4,054,306 and 4,072,156 shares, respectively	(61,349,326)	(61,623,816)
	55,044,668	54,234,847
	$649,033,929	$648,505,858

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	3/31/2012	3/31/2011
Interest Income
Loans	$6,403,838	$6,717,072
Investment securities	412,344	725,211
Other	49,740	87,835
	6,865,922	7,530,118
Interest Expense
Deposits	1,142,796	1,599,941
Federal Home Loan Bank advances	383,734	600,379
Subordinated debentures	139,845	206,812
Other	183,775	279,179
	1,850,150	2,686,311
Net Interest Income	5,015,772	4,843,807
Provision for Loan Losses	900,000	900,000
Net Interest Income After Provision for Loan Losses	4,115,772	3,943,807
Noninterest Income
Service charges	255,090	339,231
Gain on sale of investment securities	37,529	3,704
Gain on sale of loans	362,354	278,200
Loss on foreclosed assets	(101,109)	(133,987)
Other income	293,148	270,751
	847,012	757,899
Noninterest Expense
Salaries and employee benefits	2,335,096	2,265,151
Occupancy	391,474	426,865
FDIC deposit insurance premiums	216,206	285,744
Data processing	132,187	139,660
Advertising	75,000	75,000
Other expense	897,545	959,804
	4,047,508	4,152,224
Income Before Income Taxes	915,276	549,482
Provision for Income Taxes	80,554	26,520
Net Income	834,722	522,962
Preferred Stock Dividends and Discount Accretion	281,391	281,391
Net Income Available to Common Shareholders	$553,331	$241,571

Basic Income Per Common Share	$0.20	$0.09
Diluted Income Per Common Share	$0.20	$0.09

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	3/31/2012	3/31/2011
NET INCOME	$834,722	$522,962
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	51,986	(209,031)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(37,529)	(3,704)
Total other items in comprehensive income	14,457	(212,735)
Income tax (benefit) expense related to other items of comprehensive income	5,349	(78,712)
Other comprehensive income (loss)	9,108	(134,023)
TOTAL COMPREHENSIVE INCOME	$843,830	$388,939

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$16,425,912	$677,980	$1,377,811	$58,333,614	$(204,930)	$(61,623,816)	$38,456,991	$791,285	$54,234,847
Net income	-	-	-	-	-	-	834,722	-	834,722
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	9,108	9,108
Preferred stock discount accretion	68,890	-	-	-	-	-	(68,890)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(212,500)	-	(212,500)
Stock award plans	-	-	-	(137,857)	-	280,208	-	-	142,351
Treasury stock purchased	-	-	-	-	-	(5,718)	-	-	(5,718)
Release of ESOP shares	-	-	-	(15,142)	57,000	-	-	-	41,858
Balance, March 31, 2012	$16,494,802	$677,980	$1,377,811	$58,180,615	$(147,930)	$(61,349,326)	$39,010,323	$800,393	$55,044,668

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Net income	-	-	-	-	-	-	522,962	-	522,962
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	(134,023)	(134,023)
Preferred stock discount accretion	68,891	-	-	-	-	-	(68,891)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(212,500)	-	(212,500)
Stock award plans	-	-	-	(131,057)	-	256,823	-	-	125,766
Treasury stock purchased	-	-	-	-	-	(45,572)	-	-	(45,572)
Release of ESOP shares	-	-	-	(24,499)	57,000	-	-	-	32,501
Balance, March 31, 2011	$16,219,241	$677,980	$1,377,811	$58,349,490	$(375,930)	$(61,616,158)	$35,988,485	$1,708,981	$52,329,900

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	3/31/2012	3/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$834,722	$522,962
Items not requiring (providing) cash:
Deferred income taxes	78,243	36,126
Depreciation	172,206	177,507
Provision for loan losses	900,000	900,000
Gain on loans and investment securities	(399,883)	(281,904)
Loss on sale of foreclosed assets	126,123	51,769
Amortization of deferred income, premiums and discounts	(9,256)	(9,346)
Stock award plan expense	142,351	125,766
Origination of loans held for sale	(16,156,200)	(10,525,511)
Proceeds from sale of loans held for sale	17,825,983	13,208,374
Release of ESOP shares	41,858	32,501
Increase in cash surrender value of bank owned life insurance	(81,378)	(79,804)
Changes in:
Prepaid FDIC deposit insurance premiums	206,473	264,881
Accrued interest receivable	125,676	500,357
Prepaid expenses and other assets	141,808	141,333
Accounts payable and accrued expenses	(13,813)	(215,744)
Income taxes receivable	91,925	-
Net cash provided by operating activities	4,026,838	4,849,267
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	17,164,343	8,022,272
Principal payments on available-for-sale securities	3,243,419	3,812,706
Principal payments on held-to-maturity securities	9,992	14,873
Proceeds from maturities of available-for-sale securities	1,000,000	10,500,000
Purchase of premises and equipment	(171,961)	(148,266)
Purchase of available-for-sale securities	(28,758,430)	(17,142,280)
Proceeds from sale of available-for-sale securities	9,213,301	737,277
Proceeds from maturities of interest-bearing deposits	5,587,654	7,197,346
Purchase of tax credit investments	-	(911,957)
Capitalized costs on foreclosed assets held for sale	-	(85,586)
Proceeds from sale of foreclosed assets held for sale	805,593	746,633
Net cash provided by investing activities	5,593,911	12,743,018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	6,381,502	11,773,317
Net decrease in certificates of deposit	(6,746,712)	(2,661,027)
Advances from borrowers for taxes and insurance	97,273	97,448
Preferred cash dividends paid	(212,500)	(212,500)
Treasury stock purchased	(5,718)	(45,572)
Net cash provided by (used in) financing activities	(486,155)	8,951,666
INCREASE IN CASH AND CASH EQUIVALENTS	9,134,594	26,543,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,574,082	14,145,329
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,708,676	$40,689,280

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Form 10-K annual report for 2011 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2012
Equity Securities	$102,212	$-	$(30,752)	$71,460
Debt Securities:
U. S. government agencies	39,420,242	141,380	(86,660)	39,474,962
U. S. treasuries	2,034,530	-	(3,104)	2,031,426
Municipals	6,413,509	139,130	(106,830)	6,445,809
Corporate bonds	1,824,406	2,992	(13,985)	1,813,413
Government sponsored mortgage-backed securities	45,353,208	1,313,263	(84,969)	46,581,503
	$95,148,107	$1,596,766	$(326,300)	$96,418,573

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
	$79,808,869	$1,415,087	$(159,078)	$81,064,878

Maturities of available-for-sale debt securities as of March 31, 2012:

	Amortized Cost	Approximate Fair Value
1-5 years	$26,214,529	$26,334,009
6-10 years	18,919,535	18,839,287
After 10 years	4,558,623	4,592,314
Government sponsored mortgage-backed securities not due on a single maturity date	45,353,208	46,581,503
	$95,045,895	$96,347,113

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$208,580	$14,850	$-	$223,430
	$208,580	$14,850	$-	$223,430

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$218,571	$17,003	$-	$235,574
	$218,571	$17,003	$-	$235,574

Maturities of held-to-maturity securities as of March 31, 2012:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$208,580	$223,430
	$208,580	$223,430

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $57,819,968 and $59,005,655 as of March 31, 2012 and December 31, 2011, respectively.  The approximate fair value of pledged securities amounted to $59,298,579 and $60,222,048 as of March 31, 2012 and December 31, 2011, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $37,529 and $3,704 as of March 31, 2012 and March 31, 2011, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $13,886 and $1,370 as of March 31, 2012 and March 31, 2011, respectively.

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

           Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2012 and December 31, 2011, was $32,248,004 and $29,766,876, respectively, which is approximately 33% and 37% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$30,320	$(357)	$41,140	$(30,395)	$71,460	$(30,752)
U. S. government agencies	13,981,417	(86,660)	-	-	13,981,417	(86,660)
U. S. treasuries	2,031,426	(3,104)	-	-	2,031,426	(3,104)
Municipals	3,352,248	(106,830)	-	-	3,352,248	(106,830)
Corporate bonds	878,657	(13,985)	-	-	878,657	(13,985)
Government sponsored mortgage-backed securities	11,932,796	(84,969)	-	-	11,932,796	(84,969)
	$32,206,864	$(295,905)	$41,140	$(30,395)	$32,248,004	$(326,300)

	December 31, 2011

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$26,316	$(4,361)	$35,946	$(35,589)	$62,262	$(39,950)
U. S. government agencies	21,351,961	(64,264)	-	-	21,351,961	(64,264)
Municipals	1,045,521	(44,038)	-	-	1,045,521	(44,038)
Government sponsored mortgage-backed securities	7,307,132	(10,826)	-	-	7,307,132	(10,826)
	$29,730,930	$(123,489)	$35,946	$(35,589)	$29,766,876	$(159,078)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at March 31, 2012 and December 31, 2011 include:

	March 31,	December 31,
	2012	2011
Real estate - residential mortgage:
One to four family units	$97,644,102	$98,030,718
Multi-family	42,961,186	43,165,695
Real estate - construction	47,432,973	44,912,049
Real estate - commercial	176,074,688	194,856,374
Commercial loans	86,004,719	88,088,580
Consumer and other loans	21,643,394	20,758,027
Total loans	471,761,062	489,811,443
Less:
Allowance for loan losses	(10,973,592)	(10,613,145)
Deferred loan fees/costs, net	(228,307)	(237,562)
Net loans	$460,559,163	$478,960,736

Classes of loans by aging at March 31, 2012 and December 31, 2011 were as follows:

As of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$569	$-	$33	$602	$97,042	$97,644	$-
Multi-family	-	-	-	-	42,961	42,961	-
Real estate - construction	720	-	157	877	46,556	47,433	-
Real estate - commercial	373	-	-	373	175,702	176,075	-
Commercial loans	499	527	1,128	2,154	83,851	86,005	-
Consumer and other loans	40	-	-	40	21,603	21,643	-
Total	$2,201	$527	$1,318	$4,046	$467,715	$471,761	$-

As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$5	$206	$33	$244	$97,787	$98,031	$-
Multi-family	-	-	-	-	43,166	43,166	-
Real estate - construction	728	-	157	885	44,027	44,912	-
Real estate - commercial	167	-	1,193	1,360	193,496	194,856	-
Commercial loans	32	-	548	580	87,508	88,088	-
Consumer and other loans	14	18	20	52	20,706	20,758	-
Total	$946	$224	$1,951	$3,121	$486,690	$489,811	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2012	2011
Real estate - residential mortgage:
One to four family units	$1,784,696	$1,671,245
Multi-family	-	-
Real estate - construction	7,854,111	8,514,187
Real estate - commercial	7,534,336	4,082,416
Commercial loans	4,011,343	2,377,081
Consumer and other loans	347,592	357,060
Total	$21,532,078	$17,001,989

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2012 and 2011:

March 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	721	359	(24)	(1)	(163)	26	(18)	$900
Losses charged off	-	(478)	(108)	-	-	(19)	-	$(605)
Recoveries	10	14	3	-	31	8	-	$66
Balance, end of period	$3,239	$2,620	$1,606	$389	$1,816	$387	$917	$10,974

March 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	803	274	518	(7)	12	(1,485)	785	$900
Losses charged off	(69)	(1,475)	(265)	-	(518)	(40)	-	$(2,367)
Recoveries	10	2	-	-	34	1,247	-	$1,293
Balance, end of period	$5,291	$1,926	$1,966	$521	$2,011	$409	$785	$12,909

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$1,356	$324	$124	$-	$444	$61	$-	$2,309
Ending balance: collectively evaluated for impairment	$1,883	$2,297	$1,482	$389	$1,372	$325	$917	$8,665

Loans:
Ending balance: individually evaluated for impairment	$7,854	$9,136	$1,792	$-	$4,011	$621	$-	$23,414
Ending balance: collectively evaluated for impairment	$39,579	$166,939	$95,852	$42,961	$81,994	$21,022	$-	$448,347

December 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$1,355	$659	$127	$-	$399	$72	$-	$2,612
Ending balance: collectively evaluated for impairment	$1,153	$2,066	$1,608	$390	$1,549	$300	$935	$8,001

Loans:
Ending balance: individually evaluated for impairment	$8,515	$5,019	$1,819	$-	$3,048	$653	$-	$19,054
Ending balance: collectively evaluated for impairment	$36,397	$189,837	$96,212	$43,166	$85,040	$20,105	$-	$470,757

The following table summarizes the recorded investment in impaired loans at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,399	$1,399	$-	$1,424	$1,424	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	1,225	1,225	-	1,181	1,181	-
Real estate - commercial	5,635	5,960	-	4,646	5,985	-
Commercial loans	1,560	1,871	-	1,148	1,459	-
Consumer and other loans	361	361	-	376	376	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$393	$419	$124	$395	$421	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	6,629	7,149	1,356	7,334	7,854	1,355
Real estate - commercial	3,501	3,501	324	373	373	659
Commercial loans	2,451	2,451	444	1,900	1,900	399
Consumer and other loans	260	260	61	277	277	72
Total
Real estate - residential mortgage:
One to four family units	$1,792	$1,818	$124	$1,819	$1,845	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	7,854	8,374	1,356	8,515	9,035	1,355
Real estate - commercial	9,136	9,461	324	5,019	6,358	659
Commercial loans	4,011	4,322	444	3,048	3,359	399
Consumer and other loans	621	621	61	653	653	72
Total	$23,414	$24,596	$2,309	$19,054	$21,250	$2,612

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,409	$5	$2,583	$35
Multi-family	-	-	-	-
Real estate - construction	985	-	3,646	2
Real estate - commercial	5,650	13	2,644	11
Commercial loans	1,903	6	4,513	35
Consumer and other loans	383	8	458	18
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$604	$-	$1,214	$-
Multi-family	-	-	-	-
Real estate - construction	7,021	-	7,556	-
Real estate - commercial	3,513	-	2,262	-
Commercial loans	2,270	-	2,894	-
Consumer and other loans	266	-	633	-
Total
Real estate - residential mortgage:
One to four family units	$2,013	$5	$3,797	$35
Multi-family	-	-	-	-
Real estate - construction	8,006	-	11,202	2
Real estate - commercial	9,163	13	4,906	11
Commercial loans	4,173	6	7,407	35
Consumer and other loans	649	8	1,091	18
Total	$24,004	$32	$28,403	$101

At March 31, 2012, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR).  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

During the three months ended March 31, 2012, there were no loans modified that met the definition of a troubled debt restructuring.

The Company has allocated $1.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks loans by an internal rating system.  All loans are assigned an internal credit quality rating based on an analysis of the borrower’s financial condition.  The criteria used to assign quality ratings to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Bank’s safety and soundness.  The following are the internally assigned ratings:

Pass-This rating represents loans that have strong asset quality and liquidity along with a multi-year track record of profitability.

Special mention-This rating represents loans that are currently protected but are potentially weak.  The credit risk may be relatively minor, yet constitute an increased risk in light of the circumstances surrounding a specific loan.

Substandard-This rating represents loans that show signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2012 and December 31, 2011:

March 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$28,030	$150,206	$91,639	$42,147	$79,392	$20,297	$411,711
Special Mention	9,171	9,193	2,871	814	1,131	310	23,490
Substandard	10,232	16,676	3,134	-	5,482	1,036	36,560
Total	$47,433	$176,075	$97,644	$42,961	$86,005	$21,643	$471,761

December 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,646	$162,019	$91,503	$42,668	$80,529	$19,522	$423,887
Special Mention	6,372	20,406	3,214	498	2,183	309	32,982
Substandard	10,894	12,431	3,314	-	5,376	927	32,942
Total	$44,912	$194,856	$98,031	$43,166	$88,088	$20,758	$489,811

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2011 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2012:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2012	184,500	167,000	$16.09
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of March 31, 2012	184,500	167,000	16.09
Options exercisable as of March 31, 2012	130,800	119,750	19.02

Stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was $13,062 and $25,749, respectively.  As of March 31, 2012, there was $134,674 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

In January 2012, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full during the three months ended March 31, 2012.  The amount expensed was $110,009 for the quarter which represents 18,520 shares of common stock at a market price of $5.94 at the date of grant.

In January 2012, the Company granted 26,244 shares of restricted stock to officers pursuant to the 2010 Equity Plan that have a cliff vesting at the end of two years, except for the CEO, who has a three year cliff vesting.  The expense is being recognized over the applicable vesting period.  The amount expensed during the three months ended March 31, 2012 was $19,280. As of March 31, 2012, there was $148,076 of unrecognized compensation expense related to nonvested restricted stock grants, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended March 31, 2012
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$553,331	2,707,192	$0.20
Effect of Dilutive Securities		124,147
Diluted Income per Common Share	$553,331	2,831,339	$0.20

	For three months ended March 31, 2011
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$241,571	2,669,006	$0.09
Effect of Dilutive Securities		11,305
Diluted Income per Common Share	$241,571	2,680,311	$0.09

Stock options to purchase 211,500 and 365,579 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, “Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The requirements were effective during interim and annual periods beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. The adoption of ASU No.2011-05 did not have a material effect on the Company’s consolidated financial statements.

In December 2011, ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” was issued. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-123 have no impact on our consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

3/31/2012
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$72	$-	$-	$72
Debt securities:
U.S. government agencies	-	39,475	-	39,475
U. S. treasuries	2,031	-	-	2,031
Municipals	-	6,446	-	6,446
Corporate Bonds	-	1,813	-	1,813
Government sponsored mortgage-backed securities	-	46,582	-	46,582
Available-for-sale securities	$2,103	$94,316	$-	$96,419

12/31/2011
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$62	$-	$-	$62
Debt securities:
U.S. government agencies	-	34,727	-	34,727
U.S. treasuries	2,043	-	-	2,043
Municipals	-	4,144	-	4,144
Government sponsored mortgage-backed securities	-	40,089	-	40,089
Available-for-sale securities	$2,105	$78,960	$-	$81,065

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2012	$-	$-	$5,462	$5,462

December 31, 2011	$-	$-	$11,243	$11,243

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2012	$-	$-	$3,619	$3,619

December 31, 2011	$-	$-	$3,626	$3,626

There were no transfers between valuation levels for any asset during the three months ended March 31, 2012 or 2011.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$4,022	Appraisal of collateral	Discount to reflect realizable value	0%-16%	(4%)
Impaired loans	$1,440	Discounted cash flow	Discount rate	0%-2%	(2%)
Foreclosed assets held for sale	$3,619	Appraisal of collateral	Discount to reflect realizable value	0%-17%	(3%)

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,708,676	$35,708,676	$35,708,676	$-	$-
Held-to-maturity securities	208,580	223,430	-	223,430	-
Federal Home Loan Bank stock	3,846,900	3,846,900	-	3,846,900	-
Mortgage loans held for sale	2,395,420	2,395,420	-	2,395,420	-
Loans, net	460,559,163	466,949,078	-	-	466,949,078
Interest receivable	2,013,644	2,013,644	-	2,013,644	-
Financial liabilities:
Deposits	484,218,455	485,372,558	-	485,372,558	-
Federal Home Loan Bank advances	68,050,000	70,559,390	-	70,559,390	-
Securities sold under agreements to repurchase	25,000,000	25,110,733	-	25,110,733	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	464,038	464,038	-	464,038	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

	December 31, 2011
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,574,082	$26,574,082	$26,574,082	$-	$-
Interest-bearing deposits	5,587,654	5,587,654	-	5,587,654
Held-to-maturity securities	218,571	235,574	-	235,574	-
Federal Home Loan Bank stock	3,846,900	3,846,900	-	3,846,900	-
Mortgage loans held for sale	3,702,849	3,702,849	-	3,702,849	-
Loans, net	478,960,736	485,714,408	-	-	485,714,408
Interest receivable	2,139,320	2,139,320	-	2,139,320	-
Financial liabilities:
Deposits	484,583,665	485,803,947	-	485,803,947	-
Federal Home Loan Bank advances	68,050,000	70,815,606	-	70,815,606	-
Securities sold under agreements to repurchase	25,000,000	25,025,344	-	25,025,344	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	518,881	518,881	-	518,881	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews material changes in the Company’s financial condition as of March 31, 2012, and the results of operations for the three months ended March 31, 2012 and 2011.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Financial Condition
The Company’s total assets increased $528,071 (0%) from $648,505,858 as of December 31, 2011, to $649,033,929 as of March 31, 2012.

Interest-bearing deposits decreased $5,587,654 (100%) from $5,587,654 as of December 31, 2011, to $0 as of March 31, 2012. The decrease is due to maturities during the period.

Available-for-sale securities increased $15,353,695 (19%) from $81,064,878 as of December 31, 2011, to $96,418,573 as of March 31, 2012. The increase is primarily due to purchases of $28.8 million offset by sales, maturities and principal payments received of $13.4 million.

Net loans receivable decreased by $18,401,573 (4%) from $478,960,736 as of December 31, 2011, to $460,559,163 as of March 31, 2012.  The Company experienced certain anticipated payoffs of various commercial real estate loans.  During the quarter, commercial real estate loans decreased $18,781,686 (10%). Also, commercial loans decreased $2,083,861 (2%), permanent multi-family loans decreased $204,509 (1%), construction loans increased $2,520,924 (6%), loans secured by owner occupied one to four unit residential real estate decreased $386,616 (0%) and installment loans increased $885,367 (4%).  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses increased $360,447 (3%) from $10,613,145 as of December 31, 2011 to $10,973,592 as of March 31, 2012. The allowance increased due to the provision for loan losses of $900,000 exceeding net loan charge-offs of $539,553 recorded during the period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2011.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2012 and 2011 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2012 and December 31, 2011 was 2.33% and 2.17%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2012 and December 31, 2011 was 51.0% and 62.4%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits decreased $365,210 (0%) from $484,583,665 as of December 31, 2011, to $484,218,455 as of March 31, 2012.  For the three months ended March 31, 2012, checking and savings accounts increased by $6.4 million and certificates of deposit decreased by $6.8 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $809,821 from $54,234,847 as of December 31, 2011, to $55,044,668 as of March 31, 2012.  The Company’s net income during this period was $834,722.  In conjuction with the Series A Preferred Stock, the Company accrued $212,500 of dividends (5%) during the period.  On a per common share basis, stockholders’ equity increased from $14.07 as of December 31, 2011 to $14.22 as of March 31, 2012.

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

	Three Months ended 3/31/2012			Three Months ended 3/31/2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$474,043	$6,404	5.40%	$494,906	$6,717	5.43%
Investment securities	87,226	412	1.89%	96,185	725	3.02%
Other assets	27,772	50	0.72%	39,527	88	0.89%
Total interest-earning	589,041	6,866	4.66%	630,618	7,530	4.78%
Noninterest-earning	54,515			52,753
	$643,556			$683,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$21,469	23	0.43%	$19,591	32	0.65%
Transaction accounts	263,094	568	0.86%	254,739	695	1.09%
Certificates of deposit	151,856	551	1.45%	170,386	873	2.05%
FHLB Advances	68,050	384	2.26%	93,050	600	2.58%
Securities sold under agreements to repurchase	25,000	184	2.94%	39,750	279	2.81%
Subordinated debentures	15,465	140	3.62%	15,465	207	5.35%
Total interest-bearing	544,934	1,850	1.36%	592,981	2,686	1.81%
Noninterest-bearing	43,226			37,474
Total liabilities	588,160			630,455
Stockholders’ equity	55,396			52,916
	$643,556			$683,371
Net earning balance	$44,107			$37,637
Earning yield less costing rate			3.30%			2.97%
Net interest income, and net interest margin on interest earning assets		$5,016	3.41%		$4,844	3.07%
Ratio of interest-earning assets to interest-bearing liabilities		108%			106%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2012 and 2011

Net income for the three months ended March 31, 2012 and 2011 was $834,722 and $522,962, respectively, which represents an increase in earnings of $311,760 (60%).

Interest Income

Total interest income for the three months ended March 31, 2012 decreased $664,196 (9%) as compared to the three months ended March 31, 2011.  For the three month period ended March 31, 2012 compared to the same period in 2011, the average yield on interest earning assets decreased 12 basis points to 4.66%, while the average balance of interest earning assets decreased approximately $41,577,000.  The Company’s decrease in the average yield on interest earning assets was primarily impacted by the average yield on investments which decreased 112 basis points to 1.89% for the three months ended March 31, 2012, as compared to 3.02% during the same period in 2011.   This was primarily due to a series of investment transactions in the fourth quarter of 2011 to sell certain investment securities in order to prepay $14.75 million of repurchase agreements.  The securities carried a weighted average yield of 5.00% at the time of sale.  Another factor that has negatively impacted the Company’s average yield on interest earning assets during the quarter was the increase in nonaccrual loans which was $21.5 million as of March 31, 2012, as compared to $17.0 million as of December 31, 2011.

Interest Expense

Total interest expense for the three months ended March 31, 2012 decreased $836,161 (31%) when compared to the three months ended March 31, 2011.  For the three month period ended March 31, 2012, the average cost of interest bearing liabilities decreased 45 basis points to 1.36%, and the average balance of interest bearing liabilities decreased approximately $48,047,000 when compared to the same period in 2011.  The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances.  Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during the latter half of 2011.  As a result, interest expense on these borrowings decreased $311,813 (35%) for the three months ended March 31, 2012 as compared to the same period in 2011.

Net Interest Income

Net interest income for the three months ended March 31, 2012 increased $171,965 (4%) when compared to the same period in 2011. The average balance of interest earning assets decreased by approximately $6,470,000 less than the average balance in interest bearing liabilities decreased when comparing the three month period ended March 31, 2012 to the same period in 2011.  For the three month period ended March 31, 2012, the net interest margin increased 34 basis points to 3.41% when compared to the same period in 2011.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $900,000 for the three months ended March 31, 2012, compared to $900,000 for the same period in 2011.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $89,113 (12%) for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

Gains on investment securities for the three months ended March 31, 2012 were $37,529 compared to $3,704 during the same period in 2011.  Losses on foreclosed assets were $101,109 for the three months ended March 31, 2012 as compared to $133,987 for the same period in 2011.  Gain on sale of loans increased $84,154 (30%) for the three months ended March 31, 2012 when compared to the same period in 2011 due to increased volume in mortgage loan originations.  Deposit service charges decreased $84,141 (25%) due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.

Noninterest Expense

Noninterest expense decreased $104,716 (3%) for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

Salaries and employee benefits increased $69,945 (3%) for the three months ended March 31, 2012 when compared to the same period in 2011.  This increase was primarily due to additions of associates throughout 2011 in the areas of human resources, information systems and risk management, as well as normal pay raises.  FDIC deposit insurance premiums decreased $69,000 for the period primarily due to the change in the assessment base and rate structure that went into effect in the second quarter of 2011.  The Company also experienced a significant decrease of $120,000 in legal expenses related to costs incurred on a few specific troubled borrowers during the prior year quarter.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2012 and December 31, 2011 was 51.0% and 62.4%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2012, were $36.6 million or 5.63% of total assets as compared to $32.9 million, or 5.08% of total assets at December 31, 2011.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2012	12/31/2011	12/31/2010
Nonperforming loans	$21,532	$17,002	$23,012
Real estate acquired in settlement of loans	9,427	10,012	10,540
Total nonperforming assets	$30,959	$27,014	$33,552

Total nonperforming assets as a percentage of total assets	4.77%	4.17%	4.91%
Allowance for loan losses	$10,974	$10,613	$13,083
Allowance for loan losses as a percentage of gross loans	2.33%	2.17%	2.54%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $35,708,676 as of March 31, 2012 and $26,574,082 as of December 31, 2011, representing an increase of $9,134,594.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of March 31, 2012, the Bank’s Tier 1 leverage ratio was 10.57%, its Tier 1 risk-based capital ratio was 13.44% and the Bank’s total risk-based capital ratio was 14.70% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2012 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	56,932	(4,999)	-8.1%	8.83%	-0.56%
+100	59,311	(2,620)	-4.2%	9.10%	-0.29%
NC	61,931	-	0.0%	9.39%	0.00%
-100	64,977	3,046	4.9%	9.74%	0.35%
-200	70,469	8,537	13.8%	10.45%	1.06%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2011 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

           (b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s first quarter ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	-	-	-	188,736
February 1, 2012 to February 28, 2012	-	-	-	188,736
March 1, 2012 to March 31, 2012	670	$8.53	670	188,066
Total	670	$8.53	670
(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Written Description of 2012 Executive Incentive Compensation Annual Plan – President and Chief Executive Officer* (1)
10.2	Written Description of 2012 Executive Incentive Compensation Annual Plan – Chief Financial Officer* (2)
10.3	Written Description of 2012 Executive Incentive Compensation Annual Plan – Chief Operating Officer* (3)
10.4	Written Description of 2012 Executive Incentive Compensation Annual Plan – Chief Lending Officer* (4)
10.5	Written Description of 2012 Executive Incentive Compensation Annual Plan – Chief Credit Officer* (5)
10.6	Form of restricted stock award agreement – President and Chief Executive Officer
10.7	Form of restricted stock award agreement – Executive Officers

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

           *Management contract or compensatory plan or arrangement

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 14, 2012
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 14, 2012
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)