Form 10-Q
period 2012-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2012-08-10
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2012
Common Stock, Par Value $0.10 per share	2,717,748 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	6/30/12	12/31/11
ASSETS
Cash	$2,560,633	$7,200,969
Interest-bearing deposits in other financial institutions	23,511,158	19,373,113
Cash and cash equivalents	26,071,791	26,574,082
Interest-bearing deposits	-	5,587,654
Available-for-sale securities	102,855,567	81,064,878
Held-to-maturity securities	198,212	218,571
Stock in Federal Home Loan Bank, at cost	3,805,500	3,846,900
Mortgage loans held for sale	2,715,211	3,702,849
Loans receivable, net of allowance for loan losses of June 30, 2012 - $13,126,138 - December 31, 2011 - $10,613,145	472,430,277	478,960,736
Accrued interest receivable:
Loans	1,770,110	1,752,786
Investments and interest-bearing deposits	406,974	386,534
Prepaid expenses and other assets	6,765,179	7,116,067
Prepaid FDIC deposit insurance premiums	1,681,214	2,089,076
Foreclosed assets held for sale	8,116,383	10,012,035
Premises and equipment	11,405,864	11,423,822
Bank owned life insurance	13,452,663	10,770,887
Income taxes receivable	42,837	512,666
Deferred income taxes	4,890,371	4,486,315
	$656,608,153	$648,505,858

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$496,355,640	$484,583,665
Federal Home Loan Bank advances	68,050,000	68,050,000
Securities sold under agreements to repurchase	25,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	372,658	156,509
Accrued expenses and other liabilities	528,064	496,956
Accrued interest payable	433,053	518,881
	606,204,415	594,271,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding at June 30, 2012 and December 31, 2011 - 12,000 and 17,000 shares, respectively	11,692,019	16,425,912
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2012 and December 31, 2011 - 6,781,803 and 6,779,800 shares, respectively	678,180	677,980
Common stock warrants; June 30, 2012 and December 31, 2011 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,218,483	58,333,614
Unearned ESOP shares	(90,930)	(204,930)
Retained earnings, substantially restricted	38,956,533	38,456,991
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	940,986	791,285
	111,773,082	115,858,663
Treasury stock, at cost; June 30, 2012 and December 31, 2011 - 4,056,862 and 4,072,156 shares, respectively	(61,369,344)	(61,623,816)
	50,403,738	54,234,847
	$656,608,153	$648,505,858

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 THREE  MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Interest Income
Loans	$6,330,157	$6,822,937	$12,733,995	$13,540,009
Investment securities	471,007	737,290	883,351	1,462,501
Other	45,195	81,267	94,935	169,102
	6,846,359	7,641,494	13,712,281	15,171,612
Interest Expense
Deposits	1,045,994	1,510,473	2,188,790	3,110,414
Federal Home Loan Bank advances	383,985	607,060	767,719	1,207,439
Subordinated debentures	139,521	133,990	279,366	340,802
Other	162,750	288,697	346,525	567,876
	1,732,250	2,540,220	3,582,400	5,226,531
Net Interest Income	5,114,109	5,101,274	10,129,881	9,945,081
Provision for Loan Losses	2,100,000	1,000,000	3,000,000	1,900,000
Net Interest Income After Provision for Loan Losses	3,014,109	4,101,274	7,129,881	8,045,081
Noninterest Income
Service charges	269,253	358,732	524,343	697,963
Gain on sale of investment securities	69,576	112,094	107,105	115,798
Gain on sale of loans	475,055	252,135	837,409	530,335
Loss on foreclosed assets	(70,771)	(289,230)	(171,880)	(423,217)
Other income	297,435	281,468	590,583	552,219
	1,040,548	715,199	1,887,560	1,473,098
Noninterest Expense
Salaries and employee benefits	2,281,876	2,190,507	4,616,972	4,455,658
Occupancy	405,014	421,661	796,488	848,526
FDIC deposit insurance premiums	210,883	234,776	427,089	520,520
Data processing	142,215	135,909	274,402	275,569
Advertising	75,000	75,000	150,000	150,000
Other expense	787,864	860,954	1,685,409	1,820,758
	3,902,852	3,918,807	7,950,360	8,071,031
Income Before Income Taxes	151,805	897,666	1,067,081	1,447,148
Provision (Credit) for Income Taxes	(192,316)	108,124	(111,762)	134,644
Net Income	344,121	789,542	1,178,843	1,312,504
Preferred Stock Dividends and Discount Accretion	397,910	281,390	679,301	562,781
Net Income (Loss) Available to Common Shareholders	$(53,789)	$508,152	$499,542	$749,723

Basic Income (Loss) Per Common Share	$(0.02)	$0.19	$0.18	$0.28
Diluted Income (Loss) Per Common Share	$(0.02)	$0.19	$0.17	$0.28

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 THREE MONTHS AND SIX  MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
NET INCOME	$344,121	$789,542	$1,178,843	$1,312,504
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	292,740	1,140,325	344,726	931,294
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(69,576)	(112,094)	(107,105)	(115,798)
Total other items in comprehensive income	223,164	1,028,231	237,621	815,496
Income tax expense related to other items of comprehensive income	82,571	380,445	87,920	301,733
Other comprehensive income	140,593	647,786	149,701	513,763
TOTAL COMPREHENSIVE INCOME	$484,714	$1,437,328	$1,328,544	$1,826,267

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 SIX MONTHS ENDED JUNE  30, 2012 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$16,425,912	$677,980	$1,377,811	$58,333,614	$(204,930)	$(61,623,816)	$38,456,991	$791,285	$54,234,847
Net income	-	-	-	-	-	-	1,178,843	-	1,178,843
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	149,701	149,701
Preferred stock redeemed	(5,000,000)	-	-	-	-	-	-	-	(5,000,000)
Preferred stock discount accretion	266,107	-	-	-	-	-	(266,107)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(413,194)	-	(413,194)
Stock award plans	-	-	-	(100,532)	-	280,208	-	-	179,676
Stock options exercised	-	200	-	12,188	-	-	-	-	12,388
Treasury stock purchased	-	-	-	-	-	(25,736)	-	-	(25,736)
Release of ESOP shares	-	-	-	(26,787)	114,000	-	-	-	87,213
Balance, June 30, 2012	$11,692,019	$678,180	$1,377,811	$58,218,483	$(90,930)	$(61,369,344)	$38,956,533	$940,986	$50,403,738

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 SIX MONTHS ENDED JUNE  30, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Net income	-	-	-	-	-	-	1,312,504	-	1,312,504
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	513,763	513,763
Preferred stock discount accretion	137,781	-	-	-	-	-	(137,781)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(425,000)	-	(425,000)
Stock award plans	-	-	-	(105,395)	-	256,823	-	-	151,428
Treasury stock purchased	-	-	-	-	-	(53,229)	-	-	(53,229)
Release of ESOP shares	-	-	-	(47,254)	114,000	-	-	-	66,746
Balance, June 30, 2011	$16,288,131	$677,980	$1,377,811	$58,352,397	$(318,930)	$(61,623,815)	$36,496,637	$2,356,767	$53,606,978

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	6/30/2012	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,178,843	$1,312,504
Items not requiring (providing) cash:
Deferred income taxes	(491,976)	(418,644)
Depreciation	331,454	338,285
Provision for loan losses	3,000,000	1,900,000
Gain on loans and investment securities	(944,514)	(646,133)
Loss on foreclosed assets held for sale	191,522	230,803
Amortization of deferred income, premiums and discounts	319,991	298,965
Stock award plan expense	179,676	151,428
Origination of loans held for sale	(35,836,771)	(21,501,910)
Proceeds from sale of loans held for sale	37,661,818	22,542,767
Release of ESOP shares	87,213	66,746
Increase in cash surrender value of bank owned life insurance	(181,776)	(158,415)
Changes in:
Prepaid FDIC deposit insurance premiums	407,862	487,371
Accrued interest receivable	(37,764)	498,250
Prepaid expenses and other assets	350,888	(565,296)
Accounts payable and accrued expenses	(23,470)	476,342
Income taxes receivable	469,829	-
Net cash provided by operating activities	6,662,825	5,013,063
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	3,168,345	1,320,664
Principal payments on held-to-maturity securities	20,359	24,762
Principal payments on available-for-sale securities	6,369,983	6,299,171
Proceeds from maturities of available-for-sale securities	1,000,000	13,150,000
Purchase of premises and equipment	(313,496)	(300,697)
Purchase of available-for-sale securities	(46,523,089)	(27,576,346)
Proceeds from sale of available-for-sale securities	17,369,774	5,402,980
Proceeds from maturities of interest-bearing deposits	5,587,654	7,197,346
Redemption of Federal Home Loan Bank stock	41,400	65,800
Purchase of bank owned life insurance	(2,500,000)	-
Purchase of tax credit investments	-	(842,086)
Capitalized costs on foreclosed assets held for sale	-	(102,804)
Proceeds from sale of foreclosed assets held for sale	2,083,622	2,256,988
Net cash provided by (used in) investing activities	(13,695,448)	6,895,778
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	14,689,686	13,404,970
Net decrease in certificates of deposit	(2,917,711)	(9,032,309)
Stock options exercised	12,388	-
Repayment of preferred stock	(5,000,000)	-
Advances from borrowers for taxes and insurance	216,149	223,151
Cash dividends paid on preferred stock	(444,444)	(425,000)
Treasury stock purchased	(25,736)	(53,229)
Net cash provided by financing activities	6,530,332	4,117,583
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(502,291)	16,026,424
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,574,082	14,145,329
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,071,791	$30,171,753

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

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2012
Equity Securities	$102,212	$-	$(34,250)	$67,962
Debt Securities:
U. S. government agencies	49,311,151	262,302	(5,131)	49,568,322
Corporate Bonds	1,825,857	2,098	(6,464)	1,821,491
Municipals	8,153,694	140,797	(79,355)	8,215,136
Government sponsored mortgage-backed securities	41,969,023	1,269,852	(56,219)	43,182,656
	$101,361,937	$1,675,049	$(181,419)	$102,855,567

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
	$79,808,869	$1,415,087	$(159,078)	$81,064,878

Maturities of available-for-sale debt securities as of June 30, 2012:

	Amortized Cost	Approximate Fair Value
1-5 years	$24,012,127	$24,144,608
6-10 years	30,081,937	30,208,235
Over 10 years	5,196,638	5,252,106
Government sponsored mortgage-backed securities not due on a single maturity date	41,969,023	43,182,656
	$101,259,725	$102,787,605

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$198,212	$13,646	$-	$211,858
	$198,212	$13,646	$-	$211,858

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$218,571	$17,003	$-	$235,574
	$218,571	$17,003	$-	$235,574

Maturities of held-to-maturity securities as of June 30, 2012:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$198,212	$211,858
	$198,212	$211,858

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $59,284,907 and $59,005,655 as of June 30, 2012 and December 31, 2011, respectively.  The approximate fair value of pledged securities amounted to $60,603,837 and $60,222,048 as of June 30, 2012 and December 31, 2011, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $107,105 and $115,798 as of June 30, 2012 and June 30, 2011, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $25,743 and $41,475 as of June 30, 2012 and June 30, 2011, respectively.

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

                Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012 and December 31, 2011, was $18,902,161 and $29,766,876, respectively, which is approximately 18% and 37% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$29,274	$(1,402)	$72,938	$(32,848)	$102,212	$(34,250)
U. S. government agencies	3,921,938	(5,131)	-	-	3,921,938	(5,131)
Municipals	4,772,592	(79,355)	-	-	4,772,592	(79,355)
Coprporate Bonds	1,397,712	(6,464)	-	-	1,397,712	(6,464)
Government sponsored mortgage-backed securities	8,707,707	(56,219)	-	-	8,707,707	(56,219)
	$18,829,223	$(148,571)	$72,938	$(32,848)	$18,902,161	$(181,419)

	December 31, 2011

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$26,316	$(4,361)	$35,946	$(35,589)	$62,262	$(39,950)
U. S. government agencies	21,351,961	(64,264)	-	-	21,351,961	(64,264)
Municipals	1,045,521	(44,038)	-	-	1,045,521	(44,038)
Government sponsored mortgage-backed securities	7,307,132	(10,826)	-	-	7,307,132	(10,826)
	$29,730,930	$(123,489)	$35,946	$(35,589)	$29,766,876	$(159,078)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at June 30, 2012 and December 31, 2011 include:

	June 30, 2012	December 31, 2011
Real estate - residential mortgage:
One to four family units	$98,456,130	$98,030,718
Multi-family	45,815,849	43,165,695
Real estate - construction	48,043,307	44,912,049
Real estate - commercial	176,017,859	194,856,374
Commercial loans	96,790,395	88,088,580
Consumer and other loans	20,653,059	20,758,027
Total loans	485,776,599	489,811,443
Less:
Allowance for loan losses	(13,126,138)	(10,613,145)
Deferred loan fees/costs, net	(220,184)	(237,562)
Net loans	$472,430,277	$478,960,736

Classes of loans by aging at June 30, 2012 and December 31, 2011 were as follows:

As of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$439	$-	$-	$439	$98,017	$98,456	$-
Multi-family	-	-	-	-	45,816	45,816	-
Real estate - construction	200	706	-	906	47,137	48,043	-
Real estate - commercial	763	1,481	-	2,244	173,774	176,018	-
Commercial loans	6,815	492	1,416	8,723	88,068	96,791	-
Consumer and other loans	-	-	17	17	20,636	20,653	-
Total	$8,217	$2,679	$1,433	$12,329	$473,448	$485,777	$-

As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$5	$206	$33	$244	$97,787	$98,031	$-
Multi-family	-	-	-	-	43,166	43,166	-
Real estate - construction	728	-	157	885	44,027	44,912	-
Real estate - commercial	167	-	1,193	1,360	193,496	194,856	-
Commercial loans	32	-	548	580	87,508	88,088	-
Consumer and other loans	14	18	20	52	20,706	20,758	-
Total	$946	$224	$1,951	$3,121	$486,690	$489,811	$-

Nonaccruing loans are summarized as follows:

	June 30, 2012	December 31, 2011
Real estate - residential mortgage:
One to four family units	$1,542,914	$1,671,245
Multi-family	-	-
Real estate - construction	7,676,776	8,514,187
Real estate - commercial	14,735,720	4,082,416
Commercial loans	9,670,942	2,377,081
Consumer and other loans	355,782	357,060
Total	$33,982,134	$17,001,989

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months and six months ended June 30, 2012 and 2011:

Three months ended June 30, 2012
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$3,239	$2,620	$1,606	$389	$1,816	$387	$917	$10,974
Provision charged to expense	(877)	1,736	(34)	26	2,156	(25)	(882)	$2,100
Losses charged off	-	-	-	-	(20)	(15)	-	$(35)
Recoveries	6	24	2	-	45	10	-	$87
Balance, end of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126

Six months ended June 30, 2012
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	(156)	2,095	(58)	25	1,993	1	(900)	$3,000
Losses charged off	-	(478)	(108)	-	(20)	(34)	-	$(640)
Recoveries	16	38	5	-	76	18	-	$153
Balance, end of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126

Three months ended June 30, 2011
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$5,291	$1,926	$1,966	$521	$2,011	$409	$785	$12,909
Provision charged to expense	(250)	1,113	188	1	224	68	(344)	$1,000
Losses charged off	(6)	-	-	-	(8)	(24)	-	$(38)
Recoveries	1	14	2	-	43	17	-	$77
Balance, end of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948

Six months ended June 30, 2011
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	554	1,386	706	(6)	236	(1,417)	441	$1,900
Losses charged off	(76)	(1,475)	(265)	-	(526)	(64)	-	$(2,406)
Recoveries	11	17	2	-	77	1,264	-	$1,371
Balance, end of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$454	$2,247	$73	$-	$2,595	$43	$-	$5,412
Ending balance: collectively evaluated for impairment	$1,913	$2,134	$1,501	$415	$1,402	$314	$35	$7,714
Loans:
Ending balance: individually evaluated for impairment	$7,677	$15,833	$1,624	$-	$10,587	$410	$-	$36,131
Ending balance: collectively evaluated for impairment	$40,366	$160,185	$96,832	$45,816	$86,204	$20,243	$-	$449,646

December 31, 2011
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,355	$659	$127	$-	$399	$72	$-	$2,612
Ending balance: collectively evaluated for impairment	$1,153	$2,066	$1,608	$390	$1,549	$300	$935	$8,001
Loans:
Ending balance: individually evaluated for impairment	$8,515	$5,019	$1,819	$-	$3,048	$653	$-	$19,054
Ending balance: collectively evaluated for impairment	$36,397	$189,837	$96,212	$43,166	$85,040	$20,105	$-	$470,757

The following table summarizes the recorded investment in impaired loans at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,539	$1,539	$-	$1,424	$1,424	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	7,137	7,137	-	1,181	1,181	-
Real estate - commercial	4,940	5,265	-	4,646	5,985	-
Commercial loans	3,383	3,694	-	1,148	1,459	-
Consumer and other loans	159	159	-	376	376	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$85	$111	$73	$395	$421	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	540	1,060	454	7,334	7,854	1,355
Real estate - commercial	10,893	10,893	2,247	373	373	659
Commercial loans	7,204	7,204	2,595	1,900	1,900	399
Consumer and other loans	251	251	43	277	277	72
Total
Real estate - residential mortgage:
One to four family units	$1,624	$1,650	$73	$1,819	$1,845	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	7,677	8,197	454	8,515	9,035	1,355
Real estate - commercial	15,833	16,158	2,247	5,019	6,358	659
Commercial loans	10,587	10,898	2,595	3,048	3,359	399
Consumer and other loans	410	410	43	653	653	72
Total	$36,131	$37,313	$5,412	$19,054	$21,250	$2,612

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three months and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2012		June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,410	$7	$2,648	$25
Multi-family	-	-	-	-
Real estate - construction	3,200	-	7,730	1
Real estate - commercial	3,956	18	2,571	28
Commercial loans	2,403	5	2,848	34
Consumer and other loans	157	2	589	18
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$290	$-	$2,480	$-
Multi-family	-	-	-	-
Real estate - construction	4,543	-	4,221	-
Real estate - commercial	10,803	-	5,128	-
Commercial loans	4,035	-	947	-
Consumer and other loans	265	-	588	-
Total
Real estate - residential mortgage:
One to four family units	$1,700	$7	$5,128	$25
Multi-family	-	-	-	-
Real estate - construction	7,743	-	11,951	1
Real estate - commercial	14,759	18	7,699	28
Commercial loans	6,438	5	3,795	34
Consumer and other loans	422	2	1,177	18
Total	$31,062	$32	$29,750	$106

	For the Six Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,409	$12	$2,531	$59
Multi-family	-	-	-	-
Real estate - construction	2,093	-	3,934	2
Real estate - commercial	4,803	31	3,876	39
Commercial loans	2,153	11	2,730	69
Consumer and other loans	270	10	523	36
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$447	$-	$1,931	$-
Multi-family	-	-	-	-
Real estate - construction	5,782	-	7,643	-
Real estate - commercial	7,158	-	2,426	-
Commercial loans	3,153	-	2,871	-
Consumer and other loans	265	-	612	-
Total
Real estate - residential mortgage:
One to four family units	$1,856	$12	$4,462	$59
Multi-family	-	-	-	-
Real estate - construction	7,875	-	11,577	2
Real estate - commercial	11,961	31	6,302	39
Commercial loans	5,306	11	5,601	69
Consumer and other loans	535	10	1,135	36
Total	$27,533	$64	$29,077	$205

At June 30, 2012, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR).  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

During the three months ended June 30, 2012, there were two new one-to-four family residential mortgage loans modified that met the definition of a troubled debt restructuring that totaled $390,898.  The concession granted on these two loans was temporary interest-only payments.  As of June 30, 2012 the Bank also had $7.6 million of construction loans and $1.9 million of commercial real estate loans that were classified as troubled debt restructurings.

The Bank has allocated $511,023 and $1.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Doubtful-This rating represents loans that have all the weaknesses of substandard classified loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$30,134	$155,922	$93,605	$45,007	$85,594	$19,589	$429,851
Special Mention	8,089	3,068	1,992	492	586	101	14,328
Substandard	9,820	17,028	2,859	317	6,481	963	37,468
Doubtful	-	-	-	-	4,130	-	4,130
Total	$48,043	$176,018	$98,456	$45,816	$96,791	$20,653	$485,777

December 31, 2011
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,646	$162,019	$91,503	$42,668	$80,529	$19,522	$423,887
Special Mention	6,372	20,406	3,214	498	2,183	309	32,982
Substandard	10,894	12,431	3,314	-	5,376	927	32,942
Total	$44,912	$194,856	$98,031	$43,166	$88,088	$20,758	$489,811

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2011 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for six months ended June 30, 2012:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2012	184,500	167,000	$16.09
Granted	-	-	-
Exercised	(2,003)	-	6.19
Forfeited	(7,997)	-	6.19
Balance outstanding as of June 30, 2012	174,500	167,000	16.38
Options exercisable as of June 30, 2012	128,800	124,750	19.34

Stock-based compensation expense recognized for the three months ended June 30, 2012 and 2011 was $18,043 and $25,662, respectively.  Stock-based compensation expense recognized for the six months ended June 30, 2012 and 2011 was $31,105 and $51,411, respectively.  As of June 30, 2012, there was $116,630 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

In January 2012, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full during the first quarter ended March 31, 2012.  The amount expensed was $110,009 for the quarter which represents 18,520 shares of common stock at a market price of $5.94 at the date of grant. In January 2011, the Company expensed $100,017 for restricted stock granted to directors under the Plan.

In January 2012, the Company granted 26,244 shares of restricted stock to officers pursuant to the 2010 Equity Plan that have a cliff vesting at the end of two years, except for the CEO, who has a three year cliff vesting.  The expense is being recognized over the applicable vesting period.  The amount expensed during the three and six months ended June 30, 2012 was $19,280 and $38,560, respectively. As of June 30, 2012, there was $128,796 of unrecognized compensation expense related to nonvested restricted stock grants, which will be recognized over the remaining vesting period.

Note 6: Income (Loss) Per Common Share

	For three months ended June 30, 2012			For six months ended June 30, 2012
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$(53,789)	2,712,297	$(0.02)	$499,542	2,709,744	$0.18
Effect of Dilutive Securities		164,447			156,123
Diluted Income (Loss) Per Common Share	$(53,789)	2,876,744	$(0.02)	$499,542	2,865,867	$0.17

	For three months ended June 30, 2011			For six months ended June 30, 2011
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$508,152	2,672,325	$0.19	$749,723	2,670,675	$0.28
Effect of Dilutive Securities		29,712			23,562
Diluted Income Per Common Share	$508,152	2,702,037	$0.19	$749,723	2,694,237	$0.28

Stock options to purchase 201,500 and 304,329 shares of common stock were outstanding during the three months ended June 30, 2012 and 2011, respectively, and stock options to purchase 201,500 and 361,829 shares of common stock were outstanding during the six months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.   Stock warrants to purchase 459,459 shares of common stock were outstanding during the three and six months ended June 30, 2012 and 2011, and were included in the computation of diluted income per common share because their exercise price was less than the average market price of the common shares during those periods.

Note 7: New Accounting Pronouncements

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

6/30/2012
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Financial assets:

Equity securities	$68	$-	$-	$68
Debt securities:
U.S. government agencies	-	49,568	-	49,568
Municipals	-	8,215	-	8,215
Corporate Bonds	-	1,822	-	1,822
Government sponsored mortgage-backed securities	-	43,183	-	43,183
Available-for-sale securities	$68	$102,788	$-	$102,856

12/31/2011
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Financial assets:

Equity securities	$62	$-	$-	$62
Debt securities:
U.S. government agencies	-	34,727	-	34,727
U.S. treasuries	2,043	-	-	2,043
Municipals	-	4,144	-	4,144
Government sponsored mortgage-backed securities	-	40,089	-	40,089
Available-for-sale securities	$2,105	$78,960	$-	$81,065

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires the Company  to obtain a current independent appraisal or observable market price of the collateral as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans:

June 30, 2012	$-	$-	$24,083	$24,083

December 31, 2011	$-	$-	$11,243	$11,243

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Foreclosed assets held for sale:

June 30, 2012	$-	$-	$4,804	$4,804

December 31, 2011	$-	$-	$3,626	$3,626

There were no transfers between valuation levels for any asset during the six months ended June 30, 2012 or 2011.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$16,273	Market Comparable	Discount to reflect realizable value	0%	-	70%	(17%)
Impaired loans	$7,810	Discounted cash flow	Discount rate	0%	-	16%	(13%)
Foreclosed assets held for sale	$4,804	Market Comparable	Discount to reflect realizable value	0%	-	17%	(2%)

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,071,791	$26,071,791	$26,071,791	$-	$-
Held-to-maturity securities	198,212	211,858	-	211,858	-
Federal Home Loan Bank stock	3,805,500	3,805,500	-	3,805,500	-
Mortgage loans held for sale	2,715,211	2,715,211	-	2,715,211	-
Loans, net	472,430,277	480,148,619	-	-	480,148,619
Interest receivable	2,177,084	2,177,084	-	2,177,084	-
Financial liabilities:
Deposits	496,355,640	497,528,446	-	497,528,446	-
Federal Home Loan Bank advances	68,050,000	71,606,325	-	71,606,325	-
Securities sold under agreements to repurchase	25,000,000	25,112,715	-	25,112,715	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	433,053	433,053	-	433,053	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

	December 31, 2011
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,574,082	$26,574,082	$26,574,082	$-	$-
Interest-bearing deposits	5,587,654	5,587,654	-	5,587,654
Held-to-maturity securities	218,571	235,574	-	235,574	-
Federal Home Loan Bank stock	3,846,900	3,846,900	-	3,846,900	-
Mortgage loans held for sale	3,702,849	3,702,849	-	3,702,849	-
Loans, net	478,960,736	485,714,408	-	-	485,714,408
Interest receivable	2,139,320	2,139,320	-	2,139,320	-
Financial liabilities:
Deposits	484,583,665	485,803,947	-	485,803,947	-
Federal Home Loan Bank advances	68,050,000	70,815,606	-	70,815,606	-
Securities sold under agreements to repurchase	25,000,000	25,025,344	-	25,025,344	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	518,881	518,881	-	518,881	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

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

On June 13, 2012, with regulatory approval, the Company redeemed $5 million of the Preferred Stock, including accrued and unpaid dividends of $19,444. The Company may redeem the Series A Preferred Stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part, subject to regulatory approval.

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

The proceeds from the CPP were allocated between the Series A Preferred Stock and the Warrant based on a fair value assigned using a discounted cash flow model.  This resulted in an initial value of $15,622,189 for the Series A Preferred Stock and $1,377,811 for the Warrant.  Subsequent to the $5 million redemption on June 13, 2012, the remaining discount on the Series A Preferred Stock was approximately $308,000 and is being accreted using the straight-line method (which approximates the level-yield method) over the remaining 20 months ending February 28, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews material changes in the Company’s financial condition as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and 2011.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of this Form 10-Q and Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Financial Condition

The Company’s total assets increased $8,102,295 (1%) from $648,505,858 as of December 31, 2011, to $656,608,153 as of June 30, 2012.

Interest-bearing deposits decreased $5,587,654 (100%) from $5,587,654 as of December 31, 2011, to $0 as of June 30, 2012. The decrease is due to maturities during the period.

Available-for-sale securities increased $21,790,689 (27%) from $81,064,878 as of December 31, 2011, to $102,855,567 as of June 30, 2012. The increase is primarily due to purchases of $46.5 million offset by sales, maturities and principal payments received of $24.7 million.

Net loans receivable decreased by $6,530,459 (1%) from $478,960,736 as of December 31, 2011, to $472,430,277 as of June 30, 2012.  The Company experienced certain anticipated payoffs of various commercial real estate loans.  During the period, commercial real estate loans decreased $18,838,516 (11%). Also, commercial loans increased $8,701,816 (9%), permanent multi-family loans increased $2,650,153 (6%), construction loans increased $3,131,259 (7%), loans secured by owner occupied one to four unit residential real estate increased $425,412 (0%) and installment loans decreased $104,968 (1%).  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses increased $2,512,993 (24%) from $10,613,145 as of December 31, 2011 to $13,126,138 as of June 30, 2012. The allowance increased due to the provision for loan losses of $3,000,000 exceeding net loan charge-offs of $487,007 recorded during the period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2011.  See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2012 and 2011 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2012 and December 31, 2011 was 2.70% and 2.17%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2012 and December 31, 2011 was 38.6% and 62.4%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $11,771,975 (2%) from $484,583,665 as of December 31, 2011, to $496,355,640 as of June 30, 2012.  For the six months ended June 30, 2012, checking and savings accounts increased by $14.7 million and certificates of deposit decreased by $2.9 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) decreased $3,831,109 from $54,234,847 as of December 31, 2011, to $50,403,738 as of June 30, 2012.  In conjuction with the Series A Preferred Stock, the Company redeemed $5 million in principal during the quarter ended June 30, 2012 and  accrued $413,194 of dividends (5%) during the six month period.  The Company’s net income during the six month period was $1,178,843.  On a per common share basis, stockholders’ equity increased from $14.07 as of December 31, 2011 to $14.25 as of June 30, 2012.

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

	Three months ended 6/30/2012			Three months ended 6/30/2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$478,619	$6,330	5.30%	$510,425	$6,823	5.36%
Investment securities	103,286	471	1.83%	99,169	738	2.98%
Other assets	25,068	45	0.72%	36,260	81	0.90%
Total interest-earning	606,973	6,846	4.52%	645,854	7,642	4.75%
Noninterest-earning	44,425			43,495
	$651,398			$689,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$22,326	22	0.40%	$19,919	29	0.58%
Transaction accounts	281,292	528	0.75%	253,422	626	0.99%
Certificates of deposit	149,214	497	1.34%	172,634	855	1.99%
FHLB advances	68,050	384	2.26%	93,050	608	2.62%
Securities sold under agreements to repurchase	25,000	162	2.60%	39,750	289	2.92%
Subordinated debentures	15,465	139	3.61%	15,465	134	3.48%
Total interest-bearing	561,347	1,732	1.24%	594,240	2,541	1.72%
Noninterest-bearing	35,813			41,419
Total liabilities	597,160			635,659
Stockholders’ equity	54,238			53,690
	$651,398			$689,349
Net earning balance	$45,626			$51,614
Earning yield less costing rate			3.28%			3.03%
Net interest income, and net yield spread on interest earning assets		$5,114	3.38%		$5,101	3.17%
Ratio of interest-earning assets to interest-bearing liabilities		108%			109%

	Six months ended 6/30/2012			Six months ended 6/30/2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$481,531	$12,734	5.33%	$509,576	$13,540	5.36%
Investment securities	95,256	883	1.87%	97,685	1,463	3.02%
Other assets	24,178	95	0.79%	36,355	169	0.94%
Total interest-earning	600,965	13,712	4.60%	643,616	15,172	4.75%
Noninterest-earning	46,512			42,760
	$647,477			$686,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$21,897	45	0.41%	$19,756	61	0.62%
Transaction accounts	272,193	1,096	0.81%	254,076	1,321	1.05%
Certificates of deposit	150,535	1,048	1.40%	171,516	1,728	2.03%
FHLB advances	68,050	768	2.28%	93,050	1,208	2.62%
Securities sold under agreements to repurchase	25,000	346	2.79%	39,750	568	2.88%
Subordinated debentures	15,465	279	3.64%	15,465	341	4.45%
Total interest-bearing	553,140	3,582	1.31%	593,613	5,227	1.78%
Noninterest-bearing	39,520			39,458
Total liabilities	592,660			633,071
Stockholders’ equity	54,817			53,305
	$647,477			$686,376
Net earning balance	$47,825			$50,003
Earning yield less costing rate			3.29%			2.97%
Net interest income, and net yield spread on interest earning assets		$10,130	3.40%		$9,945	3.12%
Ratio of interest-earning assets to interest-bearing liabilities		109%			108%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2012 and 2011

Net income for the three and six months ended June 30, 2012 was $344,121 and $1,178,843, respectively, compared to $789,542 and $1,312,504 for the three and six months ended June 30, 2011, respectively, which represents a decrease in net income of $445,421 (56%) for the three month period, and a decrease in net income of $133,661 (10%) for the six month period.

Interest Income

Total interest income for the three months and six months ended June 30, 2012 decreased $795,135 (10%) and $1,459,331 (10%), respectively, as compared to the three months and six months ended June 30, 2011.  For the three month and six month periods ended June 30, 2012 compared to the same periods in 2011, the average yield on interest earning assets decreased 23 basis points to 4.52% and 15 basis points to 4.60%, while the average balance of interest earning assets decreased approximately $38,881,000 and $42,651,000, respectively.  The Company’s decrease in the average yield on interest earning assets was primarily impacted by the average yield on investments which decreased 115 basis points to 1.83% and 115 basis points to 1.87% for the three months and six months ended June 30, 2012, as compared to the same periods in 2011.   This was primarily due to a series of investment transactions in the fourth quarter of 2011 to sell certain investment securities in order to prepay $14.75 million of repurchase agreements.  The securities carried a weighted average yield of 5.00% at the time of sale.  Another factor that has negatively impacted the Company’s average yield on interest earning assets during the quarter was the increase in nonaccrual loans which was $34.0 million as of June 30, 2012, as compared to $17.0 million as of December 31, 2011.

Interest Expense

Total interest expense for the three months and six months ended June 30, 2012 decreased $807,970 (32%) and $1,644,131 (31%), respectively, when compared to the three months and six months ended June 30, 2011.  For the three month and six month periods ended June 30, 2012 compared to the same periods in 2011, the average cost of interest bearing liabilities decreased 48 basis points to 1.24% and 47 basis points to 1.31%, respectively, while the average balance of interest bearing liabilities decreased approximately $32,893,000 and $40,473,000, respectively, when compared to the same periods in 2011.  The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances.  Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during the latter half of 2011.  As a result, interest expense on these borrowings decreased $223,075 (37%) and $439,720 (36%), respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Net Interest Income

Net interest income for the three months and six months ended June 30, 2012 increased $12,835 (0%) and $184,800 (2%), respectively, when compared to the same periods in 2011. For the three and six month periods ended June 30, 2012, the average balance of net interest earning assets decreased by approximately $5,988,000 and $2,178,000, respectively, less than the average balance in interest bearing liabilities decreased when compared to the same periods in 2011.  For the three and six month periods ended June 30, 2012, the net interest margin increased 21 to 3.38% and 28 basis points to 3.40%, respectively, when compared to the same periods in 2011.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $2,100,000 and $3,000,000 for the three months and six months ended June 30, 2012, respectively, compared to $1,000,000 and $1,900,000 for the same periods in 2011.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $325,349 (45%) and $414,462 (28%) for the three months and six months ended June 30, 2012, respectively, when compared to the three months and six months ended June 30, 2011.

Gains on investment securities decreased $42,518 (38%) and $8,693 (8%) for the three months and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  Service charges on transaction accounts decreased by $89,479 (25%) and $173,620 (25%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011, due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.  Gain on sale of loans increased $222,920 (88%) and $307,074 (58%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011 due to increased volume in mortgage loan originations and sales.  Losses on foreclosed assets decreased by $218,459 (76%) and $251,337 (59%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011.

Noninterest Expense

Noninterest expense decreased $15,955 (0%) and $120,671 (1%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011.

Salaries and employee benefits increased $91,369 (4%) and $161,314 (4%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011.  This increase was primarily due to additions of associates throughout 2011 in the areas of human resources, information systems and risk management, as well as normal pay raises.  FDIC deposit insurance premiums decreased $23,893 (10%) and $93,431 (18%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011 primarily due to the change in the assessment base and rate structure that went into effect in the second quarter of 2011.  The Company also experienced a significant decrease in legal expenses of $119,959 (62%) and $240,386 (61%) for the three months and six months ended June 30, 2012 when compared to the same periods in 2011 due to related costs incurred on a few specific troubled borrowers.

Provision for Income Taxes

The decrease in the provision for income taxes for the three months and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily due to the effect of increased utilization of federal income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2012 and December 31, 2011 was 38.6% and 62.4%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2012, were $41.6 million or 6.34% of total assets as compared to $32.9 million, or 5.08% of total assets at December 31, 2011.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	6/30/2012	12/31/2011	12/31/2010
Nonperforming loans	$33,982	$17,002	$23,012
Real estate acquired in settlement of loans	8,116	10,012	10,540
Total nonperforming assets	$42,098	$27,014	$33,552

Total nonperforming assets as a percentage of total assets	6.41%	4.17%	4.91%
Allowance for loan losses	$13,126	$10,613	$13,083
Allowance for loan losses as a percentage of gross loans	2.70%	2.17%	2.54%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $26,071,791 as of June 30, 2012 and $26,574,082 as of December 31, 2011, representing a decline of $502,291.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of June 30, 2012, the Bank’s Tier 1 leverage ratio was 9.51%, its Tier 1 risk-based capital ratio was 11.87% and the Bank’s total risk-based capital ratio was 13.13% - all exceeding the minimums of 5%, 6% and 10%, respectively.

With regards to the securities sold to the Treasury under CPP, on June 13, 2012, the Company used $5,019,444 of its available cash to redeem 5,000 shares of the Company’s Series A Preferred Stock held by the Treasury which included accrued and unpaid dividends of $19,444.  As a result of this redemption, quarterly dividends on the Series A Preferred Stock will be reduced by $62,500 per quarter beginning in the third quarter of 2012.  If the Company is unable to redeem the remaining Series A Preferred Stock within five years of its issuance, the cost of capital to the Company will increase significantly from 5% per annum ($600,000 annually) to 9% per annum ($1,080,000 annually).  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse effect on the Company’s liquidity and net income available to common stockholders.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2012 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	51,987	(6,243)	-11%	7.95%	-0.75%
+100	54,992	(3,238)	-6%	8.32%	-0.38%
NC	58,230	-	-	8.70%	-
-100	61,934	3,704	6%	9.14%	0.44%
-200	68,638	10,408	18%	10.03%	1.33%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.                 Legal Proceedings

None.

Item 1A.             Risk Factors

The risks described in Item 1A. Risk Factors, in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that the Company faces – the Company’s operations could also be affected by factors that are not presently known to the Company or that the Company currently considers to be immaterial to its operations. The following risk factors, which modify the risk factors set forth in the Company’s 2011 annual report on Form 10-K, should be considered in conjunction with the other information included in, or incorporated by reference in, this Form 10-Q.

The Company could experience an increase in loan losses, which would reduce the Company’s earnings.

As the nation slowly continues to recover from the economic downturn, real estate prices remain under pressure in the Company’s market. Furthermore, elevated levels of unemployment have made it difficult for many consumers to meet their monthly obligations. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and our industry has seen above average loan loss levels for approximately 48 months. While the Company believes that its loan underwriting standards have been and remain sound, the Company has experienced an increase in charge offs and non-performing loans. To the extent charge offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce net income.

 The Company is subject to extensive regulation that can limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the MDF and FDIC. The Company’s regulatory compliance is costly.

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

       The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which the Company must operate may be subject to more stringent capital requirements. In addition, the Company may be subjected to higher deposit insurance premiums to the FDIC. The Company may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on the Company, impede its growth opportunities and place it at a competitive disadvantage.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd–Frank Act will be integrated with the requirements of Basel III.

If we do not redeem the preferred shares prior to February 15, 2014, the cost of this capital to us will increase substantially and could have a material adverse effect on our liquidity and cash flows.

We have the right to redeem the preferred shares, in whole or in part, at our option at any time.  If we do not redeem the preferred shares prior to February 15, 2014, the cost of this capital to us will increase substantially on and after that date, with the dividend rate increasing from 5.0% per annum to 9.0% per annum, which could have a material adverse effect on our liquidity and cash flows.  Any redemption by us of the preferred shares would require prior regulatory approval from the Federal Reserve.  We have not applied for such regulatory approval and have no present intention to redeem any of the preferred shares in the near future; however, if in the future we determine we are able to redeem the preferred shares, it is our intent to redeem before February 15, 2014 prior to the dividend rate increase to 9.0% per annum.  If we determine we are able to redeem any of the preferred shares, we may seek such approval and, if such approval is obtained (as to which no assurance can be given), redeem part or all or the preferred shares for cash.

Our compensation expense may increase substantially after Treasury’s sale of the preferred shares.

As a result of our participation in the CPP, among other things, we are subject to Treasury’s current standards for executive compensation and corporate governance for the period during which Treasury holds any of our preferred shares.  These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009.  If the Treasury elects to sell all of the preferred shares, these executive compensation and corporate governance standards will no longer be applicable and our compensation expense for our executive officers and other senior employees may increase substantially.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s second quarter ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 to April 30, 2012	2,556	$7.83	2,556	185,510
May 1, 2012 to May 31, 2012	-	-	-	185,510
June 1, 2012 to June 30, 2012	-	-	-	185,510
Total	2,556	$7.83	2,556
(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

10.1	Letter Agreement dated June 13, 2012 between the Registrant and the United States Department of the Treasury (1)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income (Loss) Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101
The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

*	Management contract or compensatory plan or arrangement

**
Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

___________________________________________________________

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 14, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 10, 2012
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 10, 2012
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)