Form 10-Q
period 2012-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2012-11-14
CIK 1046203

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2012
Common Stock, Par Value $0.10 per share	2,723,448 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	9/30/12	12/31/11
ASSETS
Cash	$6,850,546	$7,200,969
Interest-bearing deposits in other financial institutions	31,791,217	19,373,113
Cash and cash equivalents	38,641,763	26,574,082
Interest-bearing deposits	-	5,587,654
Available-for-sale securities	98,377,999	81,064,878
Held-to-maturity securities	189,278	218,571
Stock in Federal Home Loan Bank, at cost	3,805,500	3,846,900
Mortgage loans held for sale	4,366,040	3,702,849
Loans receivable, net of allowance for loan losses of September 30, 2012 - $8,476,454 - December 31, 2011 - $10,613,145	461,900,086	478,960,736
Accrued interest receivable:
Loans	1,707,332	1,752,786
Investments and interest-bearing deposits	361,135	386,534
Prepaid expenses and other assets	6,532,013	7,116,067
Prepaid FDIC deposit insurance premiums	1,571,464	2,089,076
Foreclosed assets held for sale	5,842,602	10,012,035
Premises and equipment	11,356,991	11,423,822
Bank owned life insurance	13,556,029	10,770,887
Income taxes receivable	1,109,110	512,666
Deferred income taxes	4,266,507	4,486,315
	$653,583,849	$648,505,858

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$493,377,320	$484,583,665
Federal Home Loan Bank advances	68,050,000	68,050,000
Securities sold under agreements to repurchase	25,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	468,583	156,509
Accrued expenses and other liabilities	813,909	496,956
Accrued interest payable	417,952	518,881
	603,592,764	594,271,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding at September 30, 2012 and December 31, 2011 - 12,000 and 17,000 shares, respectively	11,740,647	16,425,912
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2012 and December 31, 2011 - 6,781,803 and 6,779,800 shares, respectively	678,180	677,980
Common stock warrants; September 30, 2012 and December 31, 2011 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,243,539	58,333,614
Unearned ESOP shares	(33,930)	(204,930)
Retained earnings, substantially restricted	38,040,816	38,456,991
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	1,313,366	791,285
	111,360,429	115,858,663
Treasury stock, at cost; September 30, 2012 and December 31, 2011 - 4,056,862 and 4,072,156 shares, respectively	(61,369,344)	(61,623,816)
	49,991,085	54,234,847
	$653,583,849	$648,505,858

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Interest Income
Loans	$6,385,397	$6,943,727	$19,119,392	$20,483,736
Investment securities	421,453	711,642	1,304,804	2,174,143
Other	39,654	74,210	134,589	243,312
	6,846,504	7,729,579	20,558,785	22,901,191
Interest Expense
Deposits	1,006,771	1,397,910	3,195,561	4,508,324
Federal Home Loan Bank advances	388,323	568,868	1,156,042	1,776,307
Subordinated debentures	139,313	132,614	418,679	473,416
Other	168,777	298,806	515,302	866,682
	1,703,184	2,398,198	5,285,584	7,624,729
Net Interest Income	5,143,320	5,331,381	15,273,201	15,276,462
Provision for Loan Losses	2,600,000	900,000	5,600,000	2,800,000
Net Interest Income After
Provision for Loan Losses	2,543,320	4,431,381	9,673,201	12,476,462
Noninterest Income
Service charges	292,221	339,674	816,564	1,037,637
Gain on sale of investment securities	30,610	82,348	137,715	198,146
Gain on sale of loans	506,593	370,204	1,344,002	900,539
Loss on foreclosed assets held for sale	(1,033,421)	(82,961)	(1,205,301)	(506,178)
Other income	580,460	286,955	1,171,043	839,174
	376,463	996,220	2,264,023	2,469,318
Noninterest Expense
Salaries and employee benefits	2,336,622	2,264,025	6,953,594	6,719,683
Occupancy	416,432	394,543	1,212,920	1,243,069
FDIC deposit insurance premiums	119,400	229,047	546,489	749,567
Data processing	141,714	121,882	416,116	397,451
Advertising	75,000	75,000	225,000	225,000
Other expense	1,013,811	800,047	2,699,220	2,620,805
	4,102,979	3,884,544	12,053,339	11,955,575
Income (Loss) Before Income Taxes	(1,183,196)	1,543,057	(116,115)	2,990,205
Provision (Credit) for Income Taxes	(466,108)	327,427	(577,870)	462,071
Net Income (Loss)	(717,088)	1,215,630	461,755	2,528,134
Preferred Stock Dividends and Discount Accretion	198,630	281,391	877,931	844,173
Net Income (Loss) Available to Common Shareholders	$(915,718)	$934,239	$(416,176)	$1,683,961

Basic Income (Loss) Per Common Share	$(0.34)	$0.35	$(0.15)	$0.63
Diluted Income (Loss) Per Common Share	$(0.34)	$0.35	$(0.15)	$0.63

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 THREE MONTHS AND NINE  MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
NET INCOME (LOSS)	$(717,088)	$1,215,630	$461,755	$2,528,134
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	621,689	(115,044)	966,415	816,251
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(30,610)	(82,348)	(137,715)	(198,146)
Total other items in comprehensive income	591,079	(197,392)	828,700	618,105
Income tax expense (credit) related to other items of comprehensive income	218,699	(73,035)	306,619	228,699
Other comprehensive income (loss)	372,380	(124,357)	522,081	389,406
TOTAL COMPREHENSIVE INCOME (LOSS)	$(344,708)	$1,091,273	$983,836	$2,917,540

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 NINE MONTHS ENDED SEPTEMBER  30, 2012 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$16,425,912	$677,980	$1,377,811	$58,333,614	$(204,930)	$(61,623,816)	$38,456,991	$791,285	$54,234,847
Net income	-	-	-	-	-	-	461,755	-	461,755
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	522,081	522,081
Preferred stock redeemed	(5,000,000)	-	-	-	-	-	-	-	(5,000,000)
Preferred stock discount accretion	314,735	-	-	-	-	-	(314,735)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(563,195)	-	(563,195)
Stock award plans	-	-	-	(60,476)	-	280,208	-	-	219,732
Stock options exercised	-	200	-	12,188	-	-	-	-	12,388
Treasury stock purchased	-	-	-	-	-	(25,736)	-	-	(25,736)
Release of ESOP shares	-	-	-	(41,787)	171,000	-	-	-	129,213
Balance, September 30, 2012	$11,740,647	$678,180	$1,377,811	$58,243,539	$(33,930)	$(61,369,344)	$38,040,816	$1,313,366	$49,991,085

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 NINE MONTHS ENDED SEPTEMBER  30, 2011 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$16,150,350	$677,980	$1,377,811	$58,505,046	$(432,930)	$(61,827,409)	$35,746,914	$1,843,004	$52,040,766
Net income	-	-	-	-	-	-	2,528,134	-	2,528,134
Change in unrealized appreciation on available-for-sale securities and effect of interest rate swaps, net of income taxes	-	-	-	-	-	-	-	389,406	389,406
Preferred stock discount accretion	206,672	-	-	-	-	-	(206,672)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(637,499)	-	(637,499)
Stock award plans	-	-	-	(81,062)	-	256,823	-	-	175,761
Treasury stock purchased	-	-	-	-	-	(53,230)	-	-	(53,230)
Release of ESOP shares	-	-	-	(76,170)	171,000	-	-	-	94,830
Balance, September 30, 2011	$16,357,022	$677,980	$1,377,811	$58,347,814	$(261,930)	$(61,623,816)	$37,430,877	$2,232,410	$54,538,168

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL  BANCSHARES, INC
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	9/30/2012	9/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$461,755	$2,528,134
Items not requiring (providing) cash:
Deferred income taxes	(86,811)	(69,978)
Depreciation	537,986	500,413
Provision for loan losses	5,600,000	2,800,000
Gain on loans and investment securities	(1,481,717)	(1,098,685)
Loss on sale of foreclosed assets held for sale	1,211,718	214,896
Gain on sale of state low-income housing tax credits	(281,561)	-
Amortization of deferred income, premiums and discounts	470,945	365,404
Stock award plan expense	219,732	175,761
Origination of loans held for sale	(57,474,261)	(36,262,395)
Proceeds from sale of loans held for sale	58,155,072	37,858,921
Release of ESOP shares	129,213	94,830
Increase in cash surrender value of bank owned life insurance	(285,142)	(240,160)
Changes in:
Prepaid FDIC deposit insurance premiums	517,612	705,808
Accrued interest receivable	70,853	428,683
Prepaid expenses and other assets	584,054	(366,277)
Accounts payable and accrued expenses	247,274	232,390
Income taxes receivable	(596,444)	-
Net cash provided by operating activities	8,000,278	7,867,745
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	11,126,480	11,960,663
Principal payments on held-to-maturity securities	29,293	33,732
Principal payments on available-for-sale securities	10,607,814	10,662,491
Proceeds from maturities of available-for-sale securities	1,000,000	26,775,000
Purchase of premises and equipment	(471,155)	(406,527)
Purchase of available-for-sale securities	(53,279,303)	(32,577,705)
Proceeds from sale of available-for-sale securities	24,808,516	9,971,546
Proceeds from maturities of interest-bearing deposits	5,587,654	7,197,346
Redemption of Federal Home Loan Bank stock	41,400	1,178,300
Purchase of bank owned life insurance	(2,500,000)	-
Purchase of tax credit investments	-	(950,086)
Proceeds on sale of state low-income housing tax credits	281,561	-
Capitalized costs on foreclosed assets held for sale	-	(102,804)
Proceeds from sale of foreclosed assets held for sale	3,337,207	4,600,281
Net cash provided by investing activities	569,467	38,342,237
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	10,680,780	30,325,056
Net decrease in certificates of deposit	(1,887,125)	(18,356,080)
Repayments of FHLB advances	-	(25,000,000)
Stock options exercised	12,388	-
Repayment of preferred stock	(5,000,000)	-
Advances from borrowers for taxes and insurance	312,074	309,816
Cash dividends paid on preferred stock	(594,445)	(637,499)
Treasury stock purchased	(25,736)	(53,230)
Net cash provided by (used in) financing activities	3,497,936	(13,411,937)
INCREASE IN CASH AND CASH EQUIVALENTS	12,067,681	32,798,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,574,082	14,145,329
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,641,763	$46,943,374

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

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2012
Equity Securities	$102,212	$-	$(30,209)	$72,003
Debt Securities:
U. S. government agencies	48,747,147	305,306	(1,212)	49,051,241
Corporate Bonds	1,832,887	47,912	-	1,880,799
Municipals	8,659,899	245,191	(48,854)	8,856,236
Government sponsored mortgage-backed securities	36,951,146	1,589,541	(22,967)	38,517,720
	$96,293,291	$2,187,950	$(103,242)	$98,377,999

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
	$79,808,869	$1,415,087	$(159,078)	$81,064,878

Maturities of available-for-sale debt securities as of September 30, 2012:

	Amortized Cost	Approximate Fair Value
1-5 years	$20,870,627	$21,041,105
6-10 years	32,657,864	32,884,863
Over 10 years	5,711,442	5,862,308
Government sponsored mortgage-backed securities not due on a single maturity date	36,951,146	38,517,720
	$96,191,079	$98,305,996

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$189,278	$13,521	$-	$202,799
	$189,278	$13,521	$-	$202,799

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
Debt Securities:
Government sponsored mortgage-backed securities	$218,571	$17,003	$-	$235,574
	$218,571	$17,003	$-	$235,574

Maturities of held-to-maturity securities as of September 30, 2012:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$189,278	$202,799
	$189,278	$202,799

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $53,491,063 and $59,005,655 as of September 30, 2012 and December 31, 2011, respectively.  The approximate fair value of pledged securities amounted to $55,094,275 and $60,222,048 as of September 30, 2012 and December 31, 2011, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $137,715 and $198,146 for the nine months ended September 30, 2012 and September 30, 2011, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $50,955 and $73,314 as of September 30, 2012 and September 30, 2011, respectively.

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

                Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012 and December 31, 2011, was $6,459,225 and $29,766,876, respectively, which is approximately 7% and 37% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$72,003	$(30,209)	$72,003	$(30,209)
U. S. government agencies	779,856	(1,212)	-	-	779,856	(1,212)
Municipals	2,036,096	(48,854)	-	-	2,036,096	(48,854)
Government sponsored mortgage-backed securities	3,571,270	(22,967)	-	-	3,571,270	(22,967)
	$6,387,222	$(73,033)	$72,003	$(30,209)	$6,459,225	$(103,242)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$26,316	$(4,361)	$35,946	$(35,589)	$62,262	$(39,950)
U. S. government agencies	21,351,961	(64,264)	-	-	21,351,961	(64,264)
Municipals	1,045,521	(44,038)	-	-	1,045,521	(44,038)
Government sponsored mortgage-backed securities	7,307,132	(10,826)	-	-	7,307,132	(10,826)
	$29,730,930	$(123,489)	$35,946	$(35,589)	$29,766,876	$(159,078)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2012 and December 31, 2011 include:

	September 30, 2012	December 31, 2011
Real estate - residential mortgage:
One to four family units	$100,146,009	$98,030,718
Multi-family	45,096,600	43,165,695
Real estate - construction	45,275,141	44,912,049
Real estate - commercial	165,782,870	194,856,374
Commercial loans	93,852,117	88,088,580
Consumer and other loans	20,416,044	20,758,027
Total loans	470,568,781	489,811,443
Less:
Allowance for loan losses	(8,476,454)	(10,613,145)
Deferred loan fees/costs, net	(192,241)	(237,562)
Net loans	$461,900,086	$478,960,736

Classes of loans by aging at September 30, 2012 and December 31, 2011 were as follows:

As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$63	$-	$63	$100,083	$100,146	$-
Multi-family	-	-	-	-	45,097	45,097	-
Real estate - construction	145	20	693	858	44,417	45,275	-
Real estate - commercial	411	-	-	411	165,372	165,783	-
Commercial loans	259	-	1,840	2,099	91,753	93,852	-
Consumer and other loans	57	27	17	101	20,315	20,416	-
Total	$872	$110	$2,550	$3,532	$467,037	$470,569	$-

As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$5	$206	$33	$244	$97,787	$98,031	$-
Multi-family	-	-	-	-	43,166	43,166	-
Real estate - construction	728	-	157	885	44,027	44,912	-
Real estate - commercial	167	-	1,193	1,360	193,496	194,856	-
Commercial loans	32	-	548	580	87,508	88,088	-
Consumer and other loans	14	18	20	52	20,706	20,758	-
Total	$946	$224	$1,951	$3,121	$486,690	$489,811	$-

Nonaccruing loans are summarized as follows:

	September 30, 2012	December 31, 2011
Real estate - residential mortgage:
One to four family units	$2,664,448	$1,671,245
Multi-family	-	-
Real estate - construction	5,741,099	8,514,187
Real estate - commercial	5,594,977	4,082,416
Commercial loans	3,964,625	2,377,081
Consumer and other loans	334,347	357,060
Total	$18,299,496	$17,001,989

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months and nine months ended September 30, 2012 and 2011:

Three months ended September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126
Provision charged to expense	732	(1,403)	(251)	(136)	2,901	(59)	816	$2,600
Losses charged off	(1,295)	(507)	(22)	-	(5,518)	(15)	-	$(7,357)
Recoveries	-	28	11	-	58	10	-	$107
Balance, end of period	$1,805	$2,498	$1,312	$279	$1,438	$293	$851	$8,476

Nine months ended September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	576	692	(309)	(111)	4,894	(58)	(84)	$5,600
Losses charged off	(1,295)	(985)	(130)	-	(5,538)	(49)	-	$(7,997)
Recoveries	16	66	16	-	134	28	-	$260
Balance, end of period	$1,805	$2,498	$1,312	$279	$1,438	$293	$851	$8,476

Three months ended September 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$5,036	$3,053	$2,156	$522	$2,270	$470	$441	$13,948
Provision charged to expense	(146)	949	(7)	(141)	354	(46)	(63)	$900
Losses charged off	(7)	(128)	(637)	-	(463)	(131)	-	$(1,366)
Recoveries	1	13	31	-	14	16	-	$75
Balance, end of period	$4,884	$3,887	$1,543	$381	$2,175	$309	$378	$13,557

Nine months ended September 30, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$4,547	$3,125	$1,713	$528	$2,483	$687	$-	$13,083
Provision charged to expense	408	2,335	699	(147)	590	(1,463)	378	$2,800
Losses charged off	(83)	(1,603)	(902)	-	(989)	(195)	-	$(3,772)
Recoveries	12	30	33	-	91	1,280	-	$1,446
Balance, end of period	$4,884	$3,887	$1,543	$381	$2,175	$309	$378	$13,557

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$454	$313	$97	$-	$355	$48	$-	$1,267
Ending balance: collectively evaluated for impairment	$1,351	$2,185	$1,215	$279	$1,083	$245	$851	$7,209
Loans:
Ending balance: individually evaluated for impairment	$5,742	$7,460	$2,744	$-	$3,726	$477	$-	$20,149
Ending balance: collectively evaluated for impairment	$39,533	$158,323	$97,402	$45,097	$90,126	$19,939	$-	$450,420

December 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,355	$659	$127	$-	$399	$72	$-	$2,612
Ending balance: collectively evaluated for impairment	$1,153	$2,066	$1,608	$390	$1,549	$300	$935	$8,001
Loans:
Ending balance: individually evaluated for impairment	$8,515	$5,019	$1,819	$-	$3,048	$653	$-	$19,054
Ending balance: collectively evaluated for impairment	$36,397	$189,837	$96,212	$43,166	$85,040	$20,105	$-	$470,757

The following table summarizes the recorded investment in impaired loans at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,596	$2,596	$-	$1,424	$1,424	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	4,972	5,492	-	1,181	1,181	-
Real estate - commercial	2,697	3,022	-	4,646	5,985	-
Commercial loans	1,002	6,830	-	1,148	1,459	-
Consumer and other loans	147	147	-	376	376	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$148	$174	$97	$395	$421	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	770	770	454	7,334	7,854	1,355
Real estate - commercial	4,763	4,763	313	373	373	659
Commercial loans	2,724	2,724	355	1,900	1,900	399
Consumer and other loans	330	330	48	277	277	72
Total
Real estate - residential mortgage:
One to four family units	$2,744	$2,770	$97	$1,819	$1,845	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	5,742	6,262	454	8,515	9,035	1,355
Real estate - commercial	7,460	7,785	313	5,019	6,358	659
Commercial loans	3,726	9,554	355	3,048	3,359	399
Consumer and other loans	477	477	48	653	653	72
Total	$20,149	$26,848	$1,267	$19,054	$21,250	$2,612

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three months and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,601	$5	$2,149	$20
Multi-family	-	-	-	-
Real estate - construction	4,953	-	3,803	8
Real estate - commercial	4,273	18	5,533	21
Commercial loans	2,719	4	107	37
Consumer and other loans	151	1	545	20
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$106	$-	$1,491	$-
Multi-family	-	-	-	-
Real estate - construction	770	-	7,794	-
Real estate - commercial	9,085	-	3,164	-
Commercial loans	4,774	-	2,861	-
Consumer and other loans	417	-	159	-
Total
Real estate - residential mortgage:
One to four family units	$2,707	$5	$3,640	$20
Multi-family	-	-	-	-
Real estate - construction	5,723	-	11,597	8
Real estate - commercial	13,358	18	8,697	21
Commercial loans	7,493	4	2,968	37
Consumer and other loans	568	1	704	20
Total	$29,849	$28	$27,606	$106

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,807	$17	$2,404	$79
Multi-family	-	-	-	-
Real estate - construction	3,046	-	3,890	10
Real estate - commercial	4,626	49	4,429	60
Commercial loans	2,342	15	1,855	106
Consumer and other loans	230	11	530	56
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$334	$-	$1,784	$-
Multi-family	-	-	-	-
Real estate - construction	4,111	-	7,694	-
Real estate - commercial	7,800	-	2,672	-
Commercial loans	3,693	-	2,868	-
Consumer and other loans	316	-	461	-
Total
Real estate - residential mortgage:
One to four family units	$2,141	$17	$4,188	$79
Multi-family	-	-	-	-
Real estate - construction	7,157	-	11,584	10
Real estate - commercial	12,426	49	7,101	60
Commercial loans	6,035	15	4,723	106
Consumer and other loans	546	11	991	56
Total	$28,305	$92	$28,587	$311

At September 30, 2012, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR).  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

During the three months ended September 30, 2012, there was one new commercial real estate loan modified that met the definition of a troubled debt restructuring that totaled $389,993.  The concession granted on this loan was an extension of amortization.  As of September 30, 2012 the Bank also had $5.7 million of construction loans, $1.7 million of one-to-four family and $1.9 million of commercial real estate loans that were classified as troubled debt restructurings.

The Bank has allocated $680,287 and $1.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively.

There was one construction loan troubled debt restructuring for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2012 that totaled $693,153.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

           The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2012 and December 31, 2011:

September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$32,665	$146,483	$94,368	$43,015	$88,872	$19,295	$424,698
Special Mention	6,860	4,362	1,983	1,767	483	98	15,553
Substandard	5,057	14,938	3,795	315	4,369	1,023	29,497
Doubtful	693	-	-	-	128	-	821
Total	$45,275	$165,783	$100,146	$45,097	$93,852	$20,416	$470,569

December 31, 2011	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,646	$162,019	$91,503	$42,668	$80,529	$19,522	$423,887
Special Mention	6,372	20,406	3,214	498	2,183	309	32,982
Substandard	10,894	12,431	3,314	-	5,376	927	32,942
Total	$44,912	$194,856	$98,031	$43,166	$88,088	$20,758	$489,811

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2011 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for nine months ended September 30, 2012:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2012	184,500	167,000	$16.09
Granted	-	-	-
Exercised	(2,003)	-	6.19
Forfeited	(7,997)	-	6.19
Balance outstanding as of September 30, 2012	174,500	167,000	16.38
Options exercisable as of September 30, 2012	130,700	131,000	18.96

Stock-based compensation expense related to the stock option plans recognized for the three months ended September 30, 2012 and 2011 was $16,911 and $24,333, respectively.  Stock-based compensation expense related to the stock option plans recognized for the nine months ended September 30, 2012 and 2011 was $48,017 and $75,744, respectively.  As of September 30, 2012, there was $99,719 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

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

During the nine months ended September 30, 2012, the Company granted 27,312 shares of restricted stock to officers pursuant to the 2010 Equity Plan that have a cliff vesting at the end of two years, except for the CEO, who has a three year cliff vesting.  The expense is being recognized over the applicable vesting period.  The amount expensed during the three and nine months ended September 30, 2012 was $23,146 and $61,706, respectively. As of September 30, 2012, there was $124,458 of unrecognized compensation expense related to nonvested restricted stock grants, which will be recognized over the remaining vesting period.

Note 6: Income (Loss) Per Common Share

	For three months ended September 30, 2012			For nine months ended September 30, 2012
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$(915,718)	2,717,789	$(0.34)	$(416,176)	2,712,446	$(0.15)
Effect of Dilutive Securities		-			-
Diluted Income (Loss) Per Common Share	$(915,718)	2,717,789	$(0.34)	$(416,176)	2,712,446	$(0.15)

	For three months ended September 30, 2011			For nine months ended September 30, 2011
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$934,239	2,677,692	$0.35	$1,683,961	2,673,040	$0.63
Effect of Dilutive Securities		-			-
Diluted Income Per Common Share	$934,239	2,677,692	$0.35	$1,683,961	2,673,040	$0.63

Due to the Company’s net loss available to common shareholders for the three and nine month periods ended September 30, 2012, no potentially dilutive shares were included in the computation of diluted loss per common share. Stock options to purchase 358,000 shares of common stock were outstanding during the three and nine months ended September 30, 2011, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.   Stock warrants to purchase 459,459 shares of common stock were outstanding during the three and nine months ended September 30, 2011, and were included in the computation of diluted income per common share because their exercise price was less than the average market price of the common shares during those periods.

Note 7: New Accounting Pronouncements

In December 2011, ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” was issued. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-12 have no impact on our consolidated financial statements.

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

Level 1:Quoted prices in active markets for identical assets or liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
9/30/2012
Financial assets:
Equity securities	$72	$-	$-	$72
Debt securities:
U.S. government agencies	-	49,051	-	49,051
Municipals	-	8,856	-	8,856
Corporate Bonds	-	1,881	-	1,881
Government sponsored mortgage-backed securities	-	38,518	-	38,518
Available-for-sale securities	$72	$98,306	$-	$98,378

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
12/31/2011
Financial assets:
Equity securities	$62	$-	$-	$62
Debt securities:
U.S. government agencies	-	34,727	-	34,727
U.S. treasuries	2,043	-	-	2,043
Municipals	-	4,144	-	4,144
Government sponsored mortgage-backed securities	-	40,089	-	40,089
Available-for-sale securities	$2,105	$78,960	$-	$81,065

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Impaired loans:
September 30, 2012	$-	$-	$16,172	$16,172

December 31, 2011	$-	$-	$11,243	$11,243

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Foreclosed assets held for sale:
September 30, 2012	$-	$-	$4,923	$4,923

December 31, 2011	$-	$-	$3,626	$3,626

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2012 or 2011.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$14,468	Market Comparable	Discount to reflect realizable value	0%	-	45%	(2%)

Impaired loans	$1,704	Discounted cash flow	Discount rate		0%		(0%)

Foreclosed assets held for sale	$4,923	Market Comparable	Discount to reflect realizable value	0%	-	44%	(13%)

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,641,763	$38,641,763	$38,641,763	$-	$-
Held-to-maturity securities	189,278	202,799	-	202,799	-
Federal Home Loan Bank stock	3,805,500	3,805,500	-	3,805,500	-
Mortgage loans held for sale	4,366,040	4,366,040	-	4,366,040	-
Loans, net	461,900,086	469,879,406	-	-	469,879,406
Interest receivable	2,068,467	2,068,467	-	2,068,467	-
Financial liabilities:
Deposits	493,377,320	494,667,557	-	494,667,557	-
Federal Home Loan Bank advances	68,050,000	72,123,139	-	72,123,139	-
Securities sold under agreements to repurchase	25,000,000	25,117,215	-	25,117,215	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	417,952	417,952	-	417,952	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

	December 31, 2011
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,574,082	$26,574,082	$26,574,082	$-	$-
Interest-bearing deposits	5,587,654	5,587,654	-	5,587,654
Held-to-maturity securities	218,571	235,574	-	235,574	-
Federal Home Loan Bank stock	3,846,900	3,846,900	-	3,846,900	-
Mortgage loans held for sale	3,702,849	3,702,849	-	3,702,849	-
Loans, net	478,960,736	485,714,408	-	-	485,714,408
Interest receivable	2,139,320	2,139,320	-	2,139,320	-
Financial liabilities:
Deposits	484,583,665	485,803,947	-	485,803,947	-
Federal Home Loan Bank advances	68,050,000	70,815,606	-	70,815,606	-
Securities sold under agreements to repurchase	25,000,000	25,025,344	-	25,025,344	-
Subordinated debentures	15,465,000	15,465,000	-	-	15,465,000
Interest payable	518,881	518,881	-	518,881	-
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-
Unused lines of credit	-	-	-	-	-

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

On June 13, 2012, with regulatory approval, the Company redeemed $5 million of the Series A Preferred Stock, including accrued and unpaid dividends of $19,444. The Company may redeem additional shares of the Series A Preferred Stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part, subject to regulatory approval.

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission during the third quarter of 2012.  The purpose of the filing had been to register the offering by Treasury in an auction of the remaining $12.0 million of the Series A Preferred Stock following the June redemption.  Pursuant to the agreement under which the Series A Preferred Stock had been sold to Treasury, Treasury had the right to compel the Company to register the sale by Treasury of all or any portion of the Series A Preferred Stock.  After the auction terminated in accordance with its terms, Treasury decided not to accept the two bids submitted offering to purchase a portion of the Series A Preferred Stock for 92% of their liquidation value.  Accordingly, Treasury continues to own all of the issued and outstanding $12.0 million of Series A Preferred Stock and the Warrant.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews material changes in the Company’s financial condition as of September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and 2011.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of this Form 10-Q and Item 1.A of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Financial Condition

The Company’s total assets increased $5,077,991 (1%) from $648,505,858 as of December 31, 2011, to $653,583,849 as of September 30, 2012.

Interest-bearing deposits decreased $5,587,654 (100%) from $5,587,654 as of December 31, 2011, to $0 as of September 30, 2012. The decrease is due to maturities during the period.

Available-for-sale securities increased $17,313,121 (21%) from $81,064,878 as of December 31, 2011, to $98,377,999 as of September 30, 2012. The increase is primarily due to purchases of $53.3 million offset by sales, maturities and principal payments received of $36.0 million.

Net loans receivable decreased by $17,060,650 (4%) from $478,960,736 as of December 31, 2011, to $461,900,086 as of September 30, 2012.  A portion of this decrease is due to certain payoffs and charge offs of various commercial and commercial real estate loans.  During the period, commercial real estate loans decreased $29,073,504 (18%). Also, commercial loans increased $5,763,538 (6%), permanent multi-family loans increased $1,930,904 (4%), construction loans increased $363,092 (1%), loans secured by owner occupied one to four unit residential real estate increased $2,115,291 (2%) and installment loans decreased $341,983 (2%).  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $2,136,691 (20%) from $10,613,145 as of December 31, 2011 to $8,476,454 as of September 30, 2012. The allowance decreased due to net loan charge-offs of $7,736,691 exceeding the provision for loan losses of $5,600,000 recorded during the period.  Certain factors have caused the lower allowance for loan loss requirement.  Despite increasing nonperforming loan balances during the fiscal year 2012, the Company has experienced a significant decline in overall loan balances as of September 30, 2012, as compared to December 31, 2011 (a decline of $19.2 million or 4%).  Also, various significant specific reserves established at December 31, 2011 were charged-off during fiscal year 2012 coupled with the Company experiencing lower specific reserve requirements on newly classified nonperforming credits during the fiscal year. See further discussion under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2012 and 2011 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2012 and December 31, 2011 was 1.80% and 2.17%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2012 and December 31, 2011 was 46.3% and 62.4%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $8,793,655 (2%) from $484,583,665 as of December 31, 2011, to $493,377,320 as of September 30, 2012.  For the nine months ended September 30, 2012, checking and savings accounts increased by $10.7 million and certificates of deposit decreased by $1.9 million.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) decreased $4,243,762 from $54,234,847 as of December 31, 2011, to $49,991,085 as of September 30, 2012.  In conjuction with the Series A Preferred Stock, the Company redeemed $5 million in principal during the second quarter ended June 30, 2012 and accrued $563,195 of dividends (5%) during the nine month period end September 30, 2012.  The Company’s net income during the nine month period was $461,755.  On a per common share basis, stockholders’ equity decreased from $14.07 as of December 31, 2011 to $14.05 as of September 30, 2012.

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

	Three months ended 9/30/2012			Three months ended 9/30/2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$486,422	$6,385	5.27%	$508,620	$6,944	5.48%
Investment securities	101,389	422	1.67%	89,570	711	3.18%
Other assets	24,756	40	0.65%	38,547	74	0.77%
Total interest-earning	612,567	6,847	4.48%	636,737	7,729	4.87%
Noninterest-earning	42,505			47,245
	$655,072			$683,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$22,351	19	0.34%	$21,043	30	0.57%
Transaction accounts	277,341	498	0.72%	249,369	657	1.06%
Certificates of deposit	154,280	490	1.27%	162,343	712	1.76%
FHLB advances	68,126	388	2.28%	88,159	568	2.58%
Securities sold under agreements to repurchase	25,000	169	2.71%	39,750	299	3.02%
Subordinated debentures	15,465	140	3.63%	15,465	132	3.42%
Total interest-bearing	562,563	1,704	1.21%	576,129	2,398	1.67%
Noninterest-bearing	40,908			52,965
Total liabilities	603,471			629,094
Stockholders’ equity	51,601			54,888
	$655,072			$683,982
Net earning balance	$50,004			$60,608
Earning yield less costing rate			3.27%			3.20%
Net interest income, and net yield spread on interest earning assets		$5,143	3.37%		$5,331	3.36%
Ratio of interest-earning assets to interest-bearing liabilities		109%			111%

	Nine months ended 9/30/2012			Nine months ended 9/30/2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$483,174	$19,119	5.27%	$509,253	$20,484	5.36%
Investment securities	97,315	1,305	1.79%	94,951	2,174	3.05%
Other assets	24,372	135	0.74%	32,871	243	0.98%
Total interest-earning	604,861	20,559	4.53%	637,075	22,901	4.79%
Noninterest-earning	45,166			48,495
	$650,027			$685,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$22,050	64	0.39%	$20,190	91	0.60%
Transaction accounts	273,921	1,594	0.78%	252,490	1,978	1.04%
Certificates of deposit	151,792	1,538	1.35%	168,425	2,440	1.93%
FHLB advances	68,076	1,156	2.26%	91,402	1,776	2.59%
Securities sold under agreements to repurchase	25,000	515	2.74%	39,750	867	2.91%
Subordinated debentures	15,465	419	3.61%	15,465	473	4.07%
Total interest-bearing	556,304	5,286	1.27%	587,722	7,625	1.73%
Noninterest-bearing	39,985			44,009
Total liabilities	596,289			631,731
Stockholders’ equity	53,738			53,839
	$650,027			$685,570
Net earning balance	$48,557			$49,353
Earning yield less costing rate			3.26%			3.06%
Net interest income, and net yield spread on interest earning assets		$15,273	3.36%		$15,276	3.19%
Ratio of interest-earning assets to interest-bearing liabilities		109%			108%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30,

2012 and 2011

Net income (loss) for the three and nine months ended September 30, 2012 was ($717,088) and $461,755, respectively, compared to $1,215,630 and $2,528,134 for the three and nine months ended September 30, 2011, respectively, which represents a decrease in net income of $1,932,718 (159%) for the three month period, and a decrease in net income of $2,006,379 (82%) for the nine month period.

Interest Income

Total interest income for the three months and nine months ended September 30, 2012 decreased $883,075 (11%) and $2,342,406 (10%), respectively, as compared to the three months and nine months ended September 30, 2011.  For the three month and nine month periods ended September 30, 2012 compared to the same periods in 2011, the average yield on interest earning assets decreased 39 basis points to 4.48% and 26 basis points to 4.53%, while the average balance of interest earning assets decreased approximately $24,170,000 and $32,214,000, respectively.  The Company’s decrease in the average yield on interest earning assets was primarily impacted by the average yield on investments which decreased 151 basis points to 1.67% and 126 basis points to 1.79% for the three months and nine months ended September 30, 2012, as compared to the same periods in 2011.   This was primarily due to a series of investment transactions in the fourth quarter of 2011 to sell certain investment securities in order to prepay $14.75 million of repurchase agreements.  The securities carried a weighted average yield of 5.00% at the time of sale.  Another factor that has negatively impacted the Company’s average yield on interest earning assets during the three months and nine months ended September 30, 2012 was the higher level of nonaccrual loans and declining loan balances.

Interest Expense

Total interest expense for the three months and nine months ended September 30, 2012 decreased $695,014 (29%) and $2,339,145 (31%), respectively, when compared to the three months and nine months ended September 30, 2011.  For the three month and nine month periods ended September 30, 2012 compared to the same periods in 2011, the average cost of interest bearing liabilities decreased 46 basis points to 1.21% and 46 basis points to 1.27%, respectively, while the average balance of interest bearing liabilities decreased approximately $13,566,000 and $31,418,000, respectively, when compared to the same periods in 2011.  The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances.  Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during the latter half of 2011.  As a result, interest expense on these borrowings decreased $310,822 (36%) and $971,658 (37%), respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2012 decreased $188,061 (4%) and $3,261 (0%), respectively, when compared to the same periods in 2011. For the three and nine month periods ended September 30, 2012, the average balance of net interest earning assets decreased by approximately $10,604,000 and $796,000, respectively, less than the average balance in interest bearing liabilities decreased when compared to the same periods in 2011.  For the three and nine month periods ended September 30, 2012, the net interest margin increased 1 basis point to 3.37% and 17 basis points to 3.36%, respectively, when compared to the same periods in 2011.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $2,600,000 and $5,600,000 for the three months and nine months ended September 30, 2012, respectively, compared to $900,000 and $2,800,000 for the same periods in 2011.  The provision for the 2012 quarter relates to additional reserves determined necessary due to a change in circumstances and new information obtained on a large loan relationship in which a fraud scheme was uncovered in the second quarter.  This fraud scheme relates to the borrower’s investment portfolio that was a significant portion of the collateral securing the credits as well as providing liquidity to operate other business ventures in which the Company had a security interest.  Based on management’s analysis of the events occurring during the current quarter, the Bank recorded a charge-off on this loan relationship totaling $5.5 million.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income decreased $619,757 (62%) and $205,295 (8%) for the three months and nine months ended September 30, 2012, respectively, when compared to the three months and nine months ended September 30, 2011.

Gains on investment securities decreased $51,738 (63%) and $60,431 (30%) for the three months and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  Service charges on transaction accounts decreased by $47,453 (14%) and $221,073 (21%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011, due primarily to declines in overdraft charges, which is partially due to amendments to Regulation E regarding fees on debit card and ATM transactions.  Gain on sale of loans increased $136,389 (37%) and $443,463 (49%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011 due to increased volume in mortgage loan originations and sales.  Losses on foreclosed assets increased by $950,460 (1146%) and $699,123 (138%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011.  The Company sold two properties for a combined loss of $350,000 and recognized write-downs on three existing foreclosed properties for $670,000 based on current estimated fair value.  The Company also sold certain state low-income housing tax credits on two projects recognizing $282,000 gain on sale during the quarter.  The Company did not sell any tax credit assets in 2011.

Noninterest Expense

Noninterest expense increased $218,435 (6%) and $97,764 (1%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011.

Salaries and employee benefits increased $72,597 (3%) and $233,911 (3%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011.  This increase was primarily due to additions of associates throughout 2011 in the areas of human resources, information systems and risk management, as well as normal pay raises.  FDIC deposit insurance premiums decreased $109,647 (48%) and $203,078 (27%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011 primarily due to the change in the Company’s assessment base and rate structure that went into effect in 2012.  The Company also experienced a significant increase in legal expenses of $226,726 (147%) and $136,420 (26%) for the three months and nine months ended September 30, 2012 when compared to the same periods in 2011.  The Company recognized expenses of $221,000, of which $155,000 were legal expenses, during the third quarter in connection with a Registration Statement on Form S-1 filed with the Securities and Exchange Commission.  The purpose of the filing had been to register the offering by the United States Treasury (“Treasury”) in an auction of $12.0 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”).  The Company had originally issued and sold to Treasury all of its authorized $17.0 million (along with a warrant to purchase 459,459 shares of the Company’s Common Stock) in January 2009 as part of Treasury’s Troubled Asset Relief Program's Capital Purchase Program.  The Company redeemed at 100% of their liquidation value $5.0 million Series A Shares during the second quarter of 2012.  Pursuant to the agreement under which the Series A Shares had been sold to Treasury, Treasury had the right to compel the Company to register the sale by Treasury of all or any portion of the Series A Shares.  After the auction terminated in accordance with its terms, Treasury decided not to accept the two bids submitted offering to purchase a portion of the Series A Shares for 92% of their liquidation value.  Accordingly, Treasury continues to own all of the $12.0 million Series A Shares issued and outstanding and the warrant.

Provision for Income Taxes

The decrease in the provision for income taxes for the three months and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily due to the decline in pretax income and the effect of increased utilization of federal income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2012 and December 31, 2011 was 46.3% and 62.4%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2012, were $30.3 million or 4.64% of total assets as compared to $32.9 million, or 5.08% of total assets at December 31, 2011.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	9/30/2012	12/31/2011	12/31/2010
Nonperforming loans	$18,299	$17,002	$23,012
Real estate acquired in settlement of loans	5,843	10,012	10,540
Total nonperforming assets	$24,142	$27,014	$33,552

Total nonperforming assets as a percentage of total assets	3.69%	4.17%	4.91%
Allowance for loan losses	$8,476	$10,613	$13,083
Allowance for loan losses as a percentage of gross loans	1.80%	2.17%	2.54%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $38,641,763 as of September 30, 2012 and $26,574,082 as of December 31, 2011, representing an increase of $12,067,681.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of September 30, 2012, the Bank’s Tier 1 leverage ratio was 9.42%, its Tier 1 risk-based capital ratio was 12.50% and the Bank’s total risk-based capital ratio was 13.76% - all exceeding the minimums of 5%, 6% and 10%, respectively.

With regard to the securities sold to the Treasury under the CPP, on June 13, 2012, the Company used $5,019,444 of its available cash to redeem 5,000 shares of the Company’s Series A Preferred Stock held by the Treasury which included accrued and unpaid dividends of $19,444.  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in August of 2012.  The purpose of the filing had been to register the offering by the Treasury in an auction the remaining $12.0 million of the Company’s Series A Preferred Stock.  Pursuant to the agreement under which the Series A Preferred Stock had been sold to Treasury, Treasury had the right to compel the Company to register the sale by Treasury of all or any portion of the shares of Series A Preferred Stock held by Treasury.  After the auction terminated in accordance with its terms, Treasury decided not to accept the two bids submitted offering to purchase a portion of the Series A Preferred Stock for 92% of their liquidation value.  Accordingly, Treasury continues to own all of the $12.0 million of Series A Preferred Stock issued and outstanding and the warrant.

As a result of the June 2012 redemption, quarterly dividends on the Series A Preferred Stock will be reduced by $62,500 per quarter beginning in the third quarter of 2012.  If the Company is unable to redeem the remaining Series A Preferred Stock within five years of its issuance, the cost of capital to the Company will increase significantly from 5% per annum ($600,000 annually) to 9% per annum ($1,080,000 annually).  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse effect on the Company’s liquidity and net income available to common stockholders.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2012 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	51,320	(3,110)	-5.7%	7.90%	-0.32%
+100	52,920	(1,510)	-2.8%	8.07%	-0.15%
NC	54,430	-	-	8.23%	-
-100	56,327	1,897	3.5%	8.44%	0.22%
-200	61,667	7,237	13.3%	9.17%	0.94%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.      Legal Proceedings

In the ordinary course of business, the Company is subject to pending or threatened legal actions. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securties

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.  The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2012.

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
101
The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss)  (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

**
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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 14, 2012
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 14, 2012
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)