Form 10-K
period 2012-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2013-03-28
CIK 1046203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ___ No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file _ _	Accelerated filer ___	Non-accelerated filer ___
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____ No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2012 (the last business day of the registrant’s most recently completed second quarter) was $17.2 million.  As of March 1, 2013 there were 2,741,517 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2012 Annual Report”) for the fiscal year ended December 31, 2012 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 22, 2013 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
	PART I

1	Business	5

1A	Risk Factors	33

1B	Unresolved Staff Comments	36

2	Properties	36

3	Legal Proceedings	38

4	Mine Safety Disclosures	38
	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38

6	Selected Financial Data	38

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

7A	Quantitative and Qualitative Disclosures About Market Risk	39

8	Financial Statements and Supplementary Data	39

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39

9A	Controls and Procedures	39

9B	Other Information	40
	PART III

10	Directors, Executive Officers and Corporate Governance	41

11	Executive Compensation	41

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41

13	Certain Relationships and Related Transactions, and Director Independence	43

14	Principal Accounting Fees and Services	43
	PART IV

15	Exhibits and Financial Statement Schedules	44
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

Business of the Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, multi-family residential mortgage loans, construction loans, permanent one- to four-family residential mortgage loans, business, consumer and other loans.  The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities.  The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits; borrowings; amortization and prepayments of loan principal; and amortizations, prepayments and maturities of investment securities.

The Bank is regulated by the Missouri Division of Finance (“MDF”) and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").  See discussion under section captioned “Regulation” in this report.  The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which is one of twelve regional Federal Home Loan Banks.

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2012 Annual Report, which is incorporated herein by reference.

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

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa and Ozark, Missouri.  There is a large regional health care presence with two large regional hospitals.  There also are four accredited colleges and one major university.  Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment.  Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has Loan Production Offices in Taney, Wright, Webster and Howell Counties in Missouri.

Lending Activities

Management continually monitors the loan portfolio mix, attempting to stay well diversified in both product and customer type.  Although there is a concentration, currently, in commercial real estate, management continues to seek the best mix of loan products for the portfolio.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$102,225	21%	$101,734	21%	$105,737	20%	$111,587	21%	$109,940	19%
Multi-family	46,405	10%	43,166	9%	44,138	9%	35,904	7%	35,202	6%
Construction	48,917	10%	44,912	9%	63,308	12%	75,391	14%	138,749	24%
Commercial real estate	167,761	35%	194,856	39%	195,890	38%	196,727	36%	154,398	27%
Total mortgage loans	365,308	77%	384,668	78%	409,073	79%	419,609	77%	438,289	76%
Commercial business loans	95,227	20%	88,089	18%	85,428	16%	92,534	17%	98,549	17%
Consumer loans	16,717	4%	20,758	4%	23,426	5%	30,568	6%	38,390	7%
Total consumer and other loans	111,944	23%	108,847	22%	108,854	21%	123,102	23%	136,939	24%
Total loans	477,252	100%	493,515	100%	517,927	100%	542,711	100%	575,228	100%
Less:
Deferred loan fees/costs, net	136		238		179		132		173
Allowance for loan losses	8,740		10,613		13,083		14,076		16,728
Total Loans, net	$468,376		$482,664		$504,665		$528,503		$558,327

           The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2012.  The table shows loans that have adjustable rates as due in the period during which they contractually mature.  The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$18,578	$42,632	$41,015	$102,225
Multi-family	10,517	22,009	13,879	46,405
Construction	37,083	11,831	3	48,917
Commercial real estate	55,514	78,846	33,401	167,761
Commercial loans	45,661	35,483	14,083	95,227
Consumer loans	1,731	9,052	5,934	16,717
Total loans (1)	$169,084	$199,853	$108,315	$477,252
Less:
Deferred loan fees/costs				136
Allowance for loan losses				8,740
Loans receivable net				$468,376
(1) Includes mortgage loans held for sale of $2,844

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2012 of all loans due after December 2013, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$17,306	$66,341	$83,647	79%
Multi-family	20,383	15,505	35,888	43%
Construction	196	11,638	11,834	98%
Commercial real estate	27,438	84,809	112,247	76%
Commercial loans	7,919	41,647	49,566	84%
Consumer loans	872	14,114	14,986	94%
Total loans (1)	$74,114	$234,054	$308,168	76%
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

As of December 31, 2012, $102.2 million or 21% of the Bank’s total loan portfolio consisted of one- to four-family residential loans.  The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan.  ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties.  Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin.  Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed.  The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2012, $46.4 million or 10% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $18.0 million as of December 31, 2012, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2012, construction loans totaled $48.9 million or 10% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans. As of December 31, 2012, the Bank has commercial real estate loans totaling $167.8 million or 35% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $18.0 million as of December 31, 2012, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2012, the Bank’s commercial real estate loan portfolio included approximately $17.7 million, or 3.7% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans.  As of December 31, 2012, the Bank has commercial business loans totaling $95.2 million or 20% of the Bank's total loan portfolio.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans.  The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans.  As of December 31, 2012, the Bank has such loans totaling $16.7 million or 4% of the Bank’s total loan portfolio.  The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans.  Management believes that loans to Directors and Officers are prudent and within the normal course of business.  These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans.  As of December 31, 2012, the Bank has six loans 90 days or more past due with a principal balance of $1,425,293 and seventeen loans between 30 and 89 days past due with an aggregate principal balance of $1,135,045.  The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$2,281	$1,671	$3,120	$5,060	$2,907
Multi-family	-	-	-	6,042	6,552
Construction	6,274	8,514	8,935	11,254	6,010
Commercial real estate	3,664	4,083	2,980	921	517
	12,219	14,268	15,035	23,277	15,986
Non-mortgage loans:
Commercial loans	2,793	2,377	7,743	5,640	4,629
Consumer and other loans	319	357	234	5,368	79
	3,112	2,734	7,977	11,008	4,708
Total non-accrual loans	15,331	17,002	23,012	34,285	20,694
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	443
Commercial real estate	-	-	-	-	-
	-	-	-	-	443
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	443
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$15,331	$17,002	$23,012	$34,285	$21,137
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	3.27%	3.52%	4.55%	6.49%	3.79%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	2.32%	2.62%	3.37%	4.65%	3.13%

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

Non-Performing Assets	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
One to four family	$2,281	$1,671	$3,120	$5,060	$2,907
Multi-family	-	-	-	6,042	6,552
Construction	6,274	8,514	8,935	11,254	6,010
Commercial real estate	3,664	4,083	2,980	921	517
	12,219	14,268	15,035	23,277	15,986
Non-mortgage loans:
Commercial loans	2,793	2,377	7,743	5,640	4,629
Consumer and other loans	319	357	234	5,368	79
	3,112	2,734	7,977	11,008	4,708
Total non-accrual loans	15,331	17,002	23,012	34,285	20,694
Real estate and other assets acquired in settlement of loans	4,530	10,012	10,540	6,760	5,655
Total non-performing assets	$19,861	$27,014	$33,552	$41,045	$26,349

Total non-accrual loans as a percentage of net loans	3.27%	3.52%	4.55%	6.49%	3.71%
Total non-performing assets as a percentage of total assets	3.01%	4.17%	4.91%	5.56%	3.90%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$484	$243	$855	$1,400	$791

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2012.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	18	$1,636	23	$3,507	1	$30	42	$5,173
Multi-family	2	1,272	-	-	-	-	2	1,272
Construction	5	6,868	6	5,581	1	693	12	13,142
Commercial real estate	9	4,976	11	6,337	-	-	20	11,313
Commercial	7	2,255	14	4,742	-	-	21	6,997
Consumer and Other	2	93	12	784	-	-	14	877
Total loans	43	17,100	66	20,951	2	723	111	38,774
Foreclosed assets held-for-sale:
One to four family	-	-	1	74	-	-	1	74
Land and other assets	-	-	10	4,456	-	-	10	4,456
Total foreclosed assets	-	-	11	4,530	-	-	11	4,530
Total	43	$17,100	77	$25,481	2	$723	122	$43,304

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

As of December 31, 2012, the Bank's total allowance for loan losses was $8.7 million or 1.88% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $1.9 million from December 31, 2011. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been identified and classified as impaired at December 31, 2011. Also, the Bank experienced a decline in loan balances during 2012 that has reduced allowance for loan loss reserve requirements.  This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology.  During 2012, the Bank recorded a provision for loan loss expense, as shown in the table below.  Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Beginning balance	$10,613	$13,083	$14,076	$16,728	$5,963
Gross loan charge offs
Mortgage Loans:
One to four family	(265)	(966)	(906)	(1,256)	(631)
Multi-family	-	-	-	(556)	(401)
Construction	(1,335)	(2,381)	(3,893)	(690)	(2,147)
Commercial real estate	(985)	(2,744)	(373)	(37)	(33)
	(2,585)	(6,091)	(5,172)	(2,539)	(3,212)
Non-mortgage loans:
Commercial loans	(5,547)	(1,362)	(1,847)	(999)	(677)
Consumer and other loans	(73)	(322)	(366)	(6,229)	(225)
	(5,620)	(1,684)	(2,213)	(7,228)	(902)
Total charge offs	(8,205)	(7,775)	(7,385)	(9,767)	(4,114)
Recoveries
Mortgage Loans:
One to four family	25	45	25	24	21
Multi-family	-	-	-	-	-
Construction	28	77	10	163	63
Commercial real estate	94	221	12	-	-
	147	343	47	187	84
Non-mortgage loans:
Commercial loans	198	322	60	8	13
Consumer and other loans	37	1,290	1,085	20	38
	235	1,612	1,145	28	51
Total recoveries	382	1,955	1,192	215	135
Net loan charge-offs	(7,823)	(5,820)	(6,193)	(9,552)	(3,979)
Provision charged to expense	5,950	3,350	5,200	6,900	14,744
Ending balance	$8,740	$10,613	$13,083	$14,076	$16,728

Net charge-offs as a percentage of average loans, net	1.68%	1.19%	1.25%	1.86%	0.70%
Allowance for loan losses as a percentage of average loans, net	1.88%	2.17%	2.65%	2.74%	2.92%
Allowance for loan losses as a percentage of total non-performing loans	57%	62%	57%	41%	81%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$6,642	76%	$7,358	69%	$9,913	76%	$10,883	77%	$12,746	76%
Non-Mortgage Loans	2,098	24%	3,255	31%	3,170	24%	3,193	23%	3,982	24%
Total	$8,740	100%	$10,613	100%	$13,083	100%	$14,076	100%	$16,728	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities.  The policy currently provides for held-to-maturity and available-for-sale investment security portfolios.  The Company does not currently engage in trading investment securities and does not anticipate doing so in the future.  As of December 31, 2012, the Company has investment securities with an amortized cost of $100.9 million and an estimated fair value of $102.2 million.  See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments.  Based on the carrying value of these securities, $102.0 million, or 99.8%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows.  In 2012, the Company sold $31.7 million in securities and recognized $168,306 of gain.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Corporates	1,839,976	67,889	-	1,907,865
Municipals	10,212,376	250,269	(84,456)	10,378,189
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	181,042	12,440	-	193,482
	$100,890,534	$1,837,359	$(553,767)	$102,174,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	218,571	17,003	-	235,574
	$80,027,440	$1,432,090	$(159,078)	$81,300,452

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2010
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$7,089	$(31,381)	$77,920
Debt Securities:
U. S. government agencies	27,409,482	222,014	(128,414)	27,503,082
Government sponsored mortgage-backed securities	66,407,555	2,865,745	(9,649)	69,263,651
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	260,956	20,828	-	281,784
	$94,180,205	$3,115,676	$(169,444)	$97,126,437

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2012.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due within one year	$500,000	0.38%	$500,675
Due in one to five years	12,082,163	1.19%	12,224,858
Due in five to ten years	30,436,756	1.91%	30,567,166
Due after ten years	7,221,987	4.03%	7,344,416
Equity securities not due on a single maturity date	102,212	0.00%	70,914
Government sponsored mortgage-backed securities not due on a single maturity date	50,547,416	3.24%	51,466,097
	$100,890,534	2.67%	$102,174,126

	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
As of December 31, 2012
Equity Securities	$-	$-	$-	$-	$-	$70,914	$70,914
Debt Securities:
U. S. government agencies	500,675	10,022,995	27,827,391	-	-	-	38,351,061
Corporates	-	1,907,865	-	-	-	-	1,907,865
Municipals	-	293,998	2,739,775	7,344,416	-	-	10,378,189
Government sponsored mortgage-backed securities	-	-	-	-	51,466,097	-	51,466,097
	$500,675	$12,224,858	$30,567,166	$7,344,416	$51,466,097	$70,914	$102,174,126

Sources of Funds

General.  The Company's primary sources of funds are deposits, borrowings, amortization and prepayments of loans and amortization, prepayments and maturities of investment securities.

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2012			2011			2010
	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits

NOW	0.41%	$86,422	17%	0.56%	$81,805	17%	0.78%	$74,985	16%
Savings	0.14%	23,660	5%	0.44%	21,296	4%	0.69%	19,189	4%
Money Market	0.63%	191,055	38%	0.77%	169,759	35%	1.20%	183,692	38%
Non-interest bearing demand	0.00%	48,863	10%	0.00%	56,315	11%	0.00%	26,634	5%
Total		350,000	70%		329,175	68%		304,500	63%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	1.01%	83,130	17%	1.53%	75,992	16%	2.02%	113,602	24%
12-23 months	1.08%	34,181	7%	1.58%	50,123	10%	1.89%	7,401	1%
24-35 months	1.23%	19,243	4%	1.51%	16,298	3%	2.64%	37,010	8%
36-47 months	1.68%	7,109	1%	1.81%	6,846	1%	2.60%	13,067	3%
48-59 months	1.51%	5,587	1%	1.87%	5,496	1%	2.92%	3,180	1%
60-71 months	1.47%	541	0%	1.66%	654	0%	2.46%	1,866	0%
72-95 months	1.44%	224	0%	0.00%	-	0%	2.37%	68	0%
Total		150,015	30%		155,409	32%		176,194	37%
Total Deposits		$500,015	100%		$484,584	100%		$480,694	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2012, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more).  The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2012.

(Dollars in thousands) As of December 31, 2012
Three months or less	$15,980
Over three through six months	3,741
Over six through twelve months	14,752
Over twelve months	37,307
Total	$71,780

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

	As of December 31,
	2012	2011	2010
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$15,700	$-	$25,000
One to two years	-	15,700	-
Two to three years	250	-	15,700
Three to four years	-	250	-
Four to five years	-	-	250
Over five years	52,100	52,100	52,100
Total	$68,050	$68,050	$93,050

Weighted average rate at end of period	2.23%	2.23%	2.58%

For the period:
Average outstanding balance	$68,050	$86,800	$109,967
Weighted average interest rate	2.23%	2.52%	2.66%

Maximum outstanding as of any month end	$68,050	$93,050	$116,050

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2012	2011	2010
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.60%	3.95%	6.62%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank.  The Bank has the ability to borrow $30.9 million as of December 31, 2012.  The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding.  The Bank had no borrowings on this line as of December 31, 2012 and 2011.  The line is regarded by management as a contingency source of funds, and is not utilized in day to day operating activity except for planning.

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

The Company has pledged certain investment securities with a fair value of $29.9 million and $32.2 million as of December 31, 2012 and 2011, respectively, to these repurchase agreements.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment.  Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2012 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2012 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2012	2011	2010

Common Dividend Payout Ratio	0%	0%	0%

Return on Average Assets	0.13%	0.40%	0.00%

Return on Average Equity	1.63%	5.00%	0.01%

Stockholders' Equity to Assets	7.70%	8.36%	7.62%

EPS Diluted	$0.30	$1.01	$-
Dividends on Common Shares	$-	$-	$-

Employees

As of December 31, 2012, the Bank had 145 full-time employees and 32 part-time employees.  As of December 31, 2012, the Company had no salaried employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

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

Supervision and Regulation

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Board of Governors of the Federal Reserve System (FRB), the MDF, the FDIC, and the newly-created Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), and securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory, or other changes affecting financial institutions are impossible to predict with any certainty.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the FRB, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive and far reaching that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time. However, some provisions of the Dodd-Frank Act have impacted the Bank’s current and future operations, including but not limited to:

•	A new agency, the CFPB, was created to have authority with respect to new and existing consumer financial protection laws.
•	Modification to deposit insurance coverage.
•	Changes in the calculation of a bank’s deposit insurance assessments.
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

Basel III

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5 percent,
•	an increase in the minimum required amount of Tier 1 capital from the current level of 4 percent of total assets to 6 percent of total assets, and
•	a continuation of the current minimum required amount of total capital at 8 percent.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7 percent for common equity, 8.5 percent for Tier 1 capital and 10.5 percent for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the FRB, and the FDIC (the “Agencies”)) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC's prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50 percent. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weights range from 35 to 100 percent; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150 percent. There is concern in the U.S. that the proposed methodology for risk weightings residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (AOCI). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms' securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been indefinitely delayed and it is unclear when the Basel III capital framework, as it may be implemented by final rules, will become effective in the United States.

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

Insurance of Deposit Accounts and Assessments.  The deposit accounts held by the Bank are insured by the DIF (as defined by law and regulation).  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that noninterest-bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.

Effective April 1, 2011, the FDIC adopted rules in which insurance assessments will be based on the institution’s average total assets less its average tangible equity, rather than total deposits which were previously used in the assessment calculation.

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment.  The payment in the amount of $4,135,875 was made on December 30, 2009, which represents total premiums for these three years as estimated by the FDIC.  The unamortized balance remaining as of December 31, 2012 was $1,438,636.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2012.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2012 Annual Report.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks.  As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.45% of Federal Home Loan Bank advances.  At December 31, 2012, the Bank had $3,805,500 in FHLB stock, which was in compliance with this requirement.

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

As of December 31, 2012, the Company met its minimum capital adequacy guidelines.  Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2012 Annual Report.

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

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company.  Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 30 years of banking experience. Mr. Burke received a Bachelor of Science Degree from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.  He is a Board Member and President of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce, and a Member of the Missouri Bankers Association Board serving on the Audit Committee.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  He joined the Bank and the Company in August 2005.  Mr. Peters has over 21 years of experience in the financial services and public accounting industries.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He is the current Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri as well as a Board member of the Missouri Governing Board of the Foundation.

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

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank.  She joined the Bank in February 2009.  Ms. Biser has 27 years of banking experience.  Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution.  She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

Robin E. Robeson is Executive Vice President and Chief Operating Officer of the Bank. She joined the Bank in July 2012. Ms. Robeson has over 20 years of experience in the financial services industry and 3 years of executive management experience in the technology industry. She has a Bachelor of Art Degree in Communication from the University of Missouri-Columbia and a Master of Business Administration Degree from Drury University. In addition, Ms. Robeson was awarded the Certified Trust & Financial Advisor (CTFA) professional designation from the Institute of Certified Bankers. She currently serves as a Board Member for City Utilities of Springfield and the Ozarks Transportation Organization and is Past President of the Big Brothers/Big Sisters of the Ozarks and Rotary Club of Springfield boards. She is a graduate of Leadership Springfield Class XIII, and has been recognized by the Springfield Business Journal as one of the “20 Most Influential Women in Business” and been named a “40 Under 40” honoree.

As of December 31, 2012, the age of these individuals was 49 for Mr. Burke, 43 for Mr. Peters, 59 for Mr. Mattson, 49 for Ms. Biser and 46 for Ms. Robeson.

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

As the nation slowly continues to recover from the economic downturn, real estate prices remain under pressure in the Company’s market. Furthermore, elevated levels of unemployment have made it difficult for many consumers to meet their monthly obligations. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and our industry has seen above average loan loss levels for approximately forty-eight months. While the Company believes that its loan underwriting standards have been and remain sound, the Company has experienced an increase in charge offs and non-performing loans. To the extent charge offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce net income.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than the Company.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various agencies, including the FRB, the MDF and FDIC. The Company’s regulatory compliance is costly.

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

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which the Company must operate may be subject to more stringent capital requirements. In addition, the Company may be subjected to higher deposit insurance premiums to the FDIC. The Company may also be subject to additional regulations under the newly established CFPB which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place significant additional costs on the Company, impede its growth opportunities and place it at a competitive disadvantage.

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

If we do not redeem the preferred shares prior to February 15, 2014, the cost of this capital to us will increase substantially and could have a material adverse effect on our earnings, liquidity and cash flows.

We have the right to redeem the preferred shares, in whole or in part, at our option at any time.  If we do not redeem the preferred shares prior to February 15, 2014, the cost of this capital to us will increase substantially on and after that date, with the dividend rate increasing from 5.0% per annum to 9.0% per annum, which could have a material adverse effect on our earnings, liquidity and cash flows.  Any redemption by us of the preferred shares would require prior regulatory approval from the Federal Reserve.  We have not applied for such regulatory approval and have no present intention to redeem any of the preferred shares in the near future; however, if in the future we determine we are able to redeem the preferred shares, it is our intent to redeem before February 15, 2014 prior to the dividend rate increase to 9.0% per annum.  If we determine we are able to redeem any of the preferred shares, we may seek such approval and, if such approval is obtained (as to which no assurance can be given), redeem part or all or the preferred shares for cash.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2012.  All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1001 Porter Wagoner Blvd	West Plains, Missouri 65775	2006	Leased	2012

709 N Main St	Mountain Grove, Missouri 65711	2006	Leased	2012

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2013

Branson 1015 W Hwy 248	Branson, Missouri 65616	2011	Leased	2013

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank.  After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2012, the outcome of any such litigation will not have a material adverse effect on the Company’s results of operations.  Management is not able to predict whether any actions may or may not have a material adverse effect on its results of operations in future periods as the timing and amount of any resolution is not known.

(b)           Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item  4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2012 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12.  Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2012.

Item 6.  Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2012 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 17 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2012 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2012 Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

The financial statements set forth on pages 18 to 59 of the 2012 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 17 of the 2012 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	316,500	$16.01	124,715

Equity compensation plans not approved by security holders	25,000	21.05	-

Totals	341,500	$16.38	124,715

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan.  During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years.  A committee of the Bank’s Board of Directors (the “Committee”) administers the 2000 SCP and the 2001 SCP (discussed below).  Stock options awarded under the 2000 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible under the 2000 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2000 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2000 SCP, the committee awarded 7,125 restricted shares of the Company’s common stock.  As of December 31, 2012, there are no restricted shares in the 2000 SCP that are not vested.  Options to acquire 17,875 shares of the Company’s common stock have been granted under the 2000 SCP at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under the 2000 SCP (25,000) have been awarded.  Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the 2000 SCP for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan.  During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years.  Stock options awarded under the 2001 SCP are considered non-qualified for federal income tax purposes.  Officers, directors and employees of the Company and its subsidiaries are eligible to receive awards under the 2001 SCP.  Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2001 SCP.  In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant.  Under the stock award component of the 2001 SCP, the Committee awarded 10,239 restricted shares of the Company’s common stock.  As of December 31, 2012, all restricted shares in this plan are vested.  Options to acquire 11,000 shares of the Company’s common stock have been granted under the 2001 SCP at a weighted-average exercise price of $23.23 per share.  The maximum number of shares of the Company’s Common Stock permitted to be awarded under the 2001 SCP is 25,000 shares.  Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

Item 14.  Principal Accounting Fees and Services

The information required by this item is contained under the section captioned "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Schedules

1.
The following financial statements and the report of independent registered public accounting firm included in the 2012 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010.

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

10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
10.28	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Financial, Chief Lending and Chief Credit Officers (29)
10.29	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Operating Officer (30)
10.30	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(31)
10.31	Written Description of 2011 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(32)
10.32	Written Description of 2012 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(33)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2012 Annual Report.

13	Annual Report to Stockholders for the fiscal period ended December 31, 2012 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
99.1	CEO Certification pursuant to 31 C.F.R 30.15
99.2	CFO Certification pursuant to 31 C.F.R. 30.15
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

* Management contract or compensatory plan or arrangement
_____________________
(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)
Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.

(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(21)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(22)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(23)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(25)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(29)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(31)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(32)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(33)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 28, 2013	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 28, 2013
(Principal Executive Officer)
Date:	March 28, 2013

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 28, 2013
Date:	March 28, 2013

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 28, 2013	Date:	March 28, 2013

By:	/s/ Gregory V. Ostergren	By:	/s/ James L. Sivils, III
	Gregory V. Ostergren		James L. Sivils, III
	Director		Director
Date:	March 28, 2013	Date:	March 28, 2013

By:	/s/ Kurt D. Hellweg	By:	/s/ Jack L. Barham
	Kurt D. Hellweg		Jack L. Barham
	Director		Director
Date:	March 28, 2013	Date:	March 28, 2013