Form 10-Q
period 2013-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2013-05-10
CIK 1046203

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)                      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2013
Common Stock, Par Value $0.10 per share	2,731,519 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	3/31/13	12/31/12
Cash	$2,637,215	$3,360,102
Interest-bearing deposits in other financial institutions	40,057,756	38,303,303
Cash and cash equivalents	42,694,971	41,663,405
Available-for-sale securities	107,435,939	101,980,644
Held-to-maturity securities	136,350	181,042
Stock in Federal Home Loan Bank, at cost	3,133,600	3,805,500
Mortgage loans held for sale	1,314,333	2,843,757
Loans receivable, net of allowance for loan losses of March 31, 2013 - $8,112,081 - December 31, 2012 - $8,740,325	451,892,450	465,531,973
Accrued interest receivable:
Loans	1,621,985	1,674,814
Investments and interest-bearing deposits	304,006	380,555
Prepaid expenses and other assets	6,090,023	6,228,173
Prepaid FDIC deposit insurance premiums	1,305,631	1,438,636
Foreclosed assets held for sale	3,913,629	4,529,727
Premises and equipment	11,201,029	11,286,410
Bank owned life insurance	13,756,253	13,657,480
Income taxes receivable	968,474	910,174
Deferred income taxes	4,203,098	4,319,928
	$649,971,771	$660,432,218

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$503,644,217	$500,014,715
Federal Home Loan Bank advances	52,950,000	68,050,000
Securities sold under agreements to repurchase	25,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	251,704	152,867
Accrued expenses and other liabilities	872,299	481,382
Accrued interest payable	347,804	399,684
	598,531,024	609,563,648

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2013 and December 31, 2012 - 12,000 shares	11,837,905	11,789,276
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2013 and December 31, 2012 - 6,781,803 shares;	678,180	678,180
Common stock warrants; March 31, 2013 and December 31, 2012 - 459,459 shares	1,377,811	1,377,811
Additional paid-in capital	58,168,547	58,267,529
Retained earnings, substantially restricted	40,078,316	39,324,292
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale securities, net of income taxes	504,126	800,826
	112,644,885	112,237,914
Treasury stock, at cost; March 31, 2013 and December 31, 2012 - 4,049,112 and 4,056,862 shares, respectively	(61,204,138)	(61,369,344)
	51,440,747	50,868,570
	$649,971,771	$660,432,218

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 THREE  MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	3/31/2013	3/31/2012
Interest Income
Loans	$5,928,390	$6,403,838
Investment securities	432,629	412,344
Other	58,402	49,740
	6,419,421	6,865,922
Interest Expense
Deposits	761,174	1,142,796
Federal Home Loan Bank advances	368,675	383,734
Subordinated debentures	134,350	139,845
Other	163,955	183,775
	1,428,154	1,850,150
Net Interest Income	4,991,267	5,015,772
Provision for Loan Losses	400,000	900,000
Net Interest Income After Provision for Loan Losses	4,591,267	4,115,772
Noninterest Income
Service charges	261,785	255,090
Gain on sale of investment securities	88,801	37,529
Gain on sale of loans	431,933	362,354
Loss on foreclosed assets	(72,345)	(101,109)
Other income	309,594	293,148
	1,019,768	847,012
Noninterest Expense
Salaries and employee benefits	2,392,362	2,335,096
Occupancy	426,129	391,474
FDIC deposit insurance premiums	142,463	216,206
Data processing	169,260	132,187
Advertising	106,251	75,000
Other expense	1,189,135	897,545
	4,425,600	4,047,508
Income Before Income Taxes	1,185,435	915,276
Provision for Income Taxes	232,782	80,554
Net Income	952,653	834,722
Preferred Stock Dividends and Discount Accretion	198,630	281,391
Net Income Available to Common Shareholders	$754,023	$553,331

Basic Income Per Common Share	$0.28	$0.20
Diluted Income Per Common Share	$0.25	$0.20

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 THREE  MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	3/31/2013	3/31/2012
NET INCOME	$952,653	$834,722
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (losses) on investment securities available-for-sale, before income taxes	(382,151)	51,986
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(88,801)	(37,529)
Total other items in comprehensive income (loss)	(470,952)	14,457
Income tax (benefit) expense related to other items of comprehensive income	(174,252)	5,349
Other comprehensive income (loss)	(296,700)	9,108
TOTAL COMPREHENSIVE INCOME	$655,953	$843,830

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH  31, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	952,653	-	952,653
Change in unrealized appreciation on available-for-sale securities, net of income taxes	-	-	-	-	-	-	(296,700)	(296,700)
Preferred stock discount accretion	48,629	-	-	-	-	(48,629)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	(150,000)	-	(150,000)
Stock award plans	-	-	-	(98,982)	250,795	-	-	151,813
Treasury stock purchased	-	-	-	-	(85,589)	-	-	(85,589)
Balance, March 31, 2013	$11,837,905	$678,180	$1,377,811	$58,168,547	$(61,204,138)	$40,078,316	$504,126	$51,440,747

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

See Notes to Condensed Consolidated Financial Statements

 GUARANTY FEDERAL  BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	3/31/2013	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$952,653	$834,722
Items not requiring (providing) cash:
Deferred income taxes	291,082	78,243
Depreciation	190,529	172,206
Provision for loan losses	400,000	900,000
Gain on loans and investment securities	(520,734)	(399,883)
Loss on sale of foreclosed assets	28,668	126,123
Amortization of deferred income, premiums and discounts	125,496	(9,256)
Stock award plan expense	151,813	142,351
Origination of loans held for sale	(14,924,339)	(16,156,200)
Proceeds from sale of loans held for sale	16,885,696	17,825,983
Release of ESOP shares	-	41,858
Increase in cash surrender value of bank owned life insurance	(98,773)	(81,378)
Changes in:
Prepaid FDIC deposit insurance premiums	133,005	206,473
Accrued interest receivable	129,378	125,676
Prepaid expenses and other assets	138,150	141,808
Accounts payable and accrued expenses	339,037	(13,813)
Income taxes receivable	(58,300)	91,925
Net cash provided by operating activities	4,163,361	4,026,838
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	13,045,066	17,164,343
Principal payments on available-for-sale securities	3,288,268	3,243,419
Principal payments on held-to-maturity securities	44,692	9,992
Proceeds from maturities of available-for-sale securities	9,000,000	1,000,000
Purchase of premises and equipment	(105,148)	(171,961)
Purchase of available-for-sale securities	(25,537,986)	(28,758,430)
Proceeds from sale of available-for-sale securities	7,269,770	9,213,301
Purchase of bank owned life insurance	-	(2,500,000)
Proceeds from maturities of interest-bearing deposits	-	5,587,654
Redemption of FHLB stock	671,900	-
Proceeds from sale of foreclosed assets held for sale	798,893	805,593
Net cash provided by investing activities	8,475,455	5,593,911
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	14,086,253	6,381,502
Net decrease in certificates of deposit	(10,456,751)	(6,746,712)
Repayments of FHLB advances	(15,100,000)	-
Advances from borrowers for taxes and insurance	98,837	97,273
Preferred cash dividends paid	(150,000)	(212,500)
Treasury stock purchased	(85,589)	(5,718)
Net cash used in financing activities	(11,607,250)	(486,155)
INCREASE IN CASH AND CASH EQUIVALENTS	1,031,566	9,134,594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,663,405	26,574,082
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,694,971	$35,708,676

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated statement of financial condition of the Company as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2:  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:  Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2013
Equity Securities	$102,212	$7,471	$(25,921)	$83,762
Debt Securities:
U. S. government agencies	41,989,994	128,679	(138,607)	41,980,066
Municipals	10,179,787	175,250	(99,387)	10,255,650
Corporate bonds	2,834,775	81,978	(7,524)	2,909,229
Government sponsored mortgage-backed securities	51,528,971	1,042,982	(364,721)	52,207,232
	$106,635,739	$1,436,360	$(636,160)	$107,435,939

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Municipals	10,212,376	250,269	(84,456)	10,378,189
Corporates	1,839,976	67,889	-	1,907,865
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
	$100,709,492	$1,824,919	$(553,767)	$101,980,644

Maturities of available-for-sale debt securities as of March 31, 2013:

	Amortized Cost	Approximate Fair Value
1-5 years	$14,643,095	$14,795,637
6-10 years	33,942,191	33,882,822
After 10 years	6,419,270	6,466,486
Government sponsored mortgage-backed securities not due on a single maturity date	51,528,971	52,207,232
	$106,533,527	$107,352,177

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$136,350	$4,097	$-	$140,447

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$181,042	$12,440	$-	$193,482

Maturities of held-to-maturity securities as of March 31, 2013:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$136,350	$140,447
	$136,350	$140,447

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $76,683,442 and $56,022,882 as of March 31, 2013 and December 31, 2012, respectively.  The approximate fair value of pledged securities amounted to $77,459,399 and $57,384,685 as of March 31, 2013 and December 31, 2012, respectively.

Realized gains and losses are recorded as net securities gains.  Gains on sales of securities are determined on the specific identification method.  Gross gains of $88,801 and $37,529 as of March 31, 2013 and March 31, 2012, respectively, were realized from the sale of available-for-sale securities.  The tax effect of these net gains was $32,856 and $13,886 as of March 31, 2013 and March 31, 2012, respectively.

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

                Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013 and December 31, 2012, was $52,854,862 and $30,121,495, respectively, which is approximately 49% and 29% of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	March 31, 2013

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$45,613	$(25,921)	$45,613	$(25,921)
U. S. government agencies	24,587,030	(138,607)	-	-	24,587,030	(138,607)
Municipals	3,820,175	(60,458)	1,061,013	(38,929)	4,881,188	(99,387)
Corporate bonds	980,290	(7,524)	-	-	980,290	(7,524)
Government sponsored mortgage-backed securities	22,360,741	(364,721)	-	-	22,360,741	(364,721)
	$51,748,236	$(571,310)	$1,106,626	$(64,850)	$52,854,862	$(636,160)

	December 31, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$39,930	$(31,604)	$39,930	$(31,604)
U. S. government agencies	7,298,687	(39,706)	-	-	7,298,687	(39,706)
Municipals	2,648,047	(76,318)	538,300	(8,138)	3,186,347	(84,456)
Government sponsored mortgage-backed securities	19,596,531	(398,001)	-	-	19,596,531	(398,001)
	$29,543,265	$(514,025)	$578,230	$(39,742)	$30,121,495	$(553,767)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at March 31, 2013 and December 31, 2012 include:

	March 31, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$97,753,551	$99,381,934
Multi-family	46,505,351	46,405,034
Real estate - construction	51,863,948	48,917,296
Real estate - commercial	154,733,461	167,760,850
Commercial loans	91,270,559	95,226,762
Consumer and other loans	17,997,090	16,716,858
Total loans	460,123,960	474,408,734
Less:
Allowance for loan losses	(8,112,081)	(8,740,325)
Deferred loan fees/costs, net	(119,429)	(136,436)
Net loans	$451,892,450	$465,531,973

Classes of loans by aging at March 31, 2013 and December 31, 2012 were as follows:

As of March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$143	$62	$299	$504	$97,250	$97,754	$-
Multi-family	-	-	-	-	46,505	46,505	-
Real estate - construction	-	-	216	216	51,648	51,864	-
Real estate - commercial	-	-	-	-	154,733	154,733	-
Commercial loans	1,708	187	370	2,265	89,006	91,271	-
Consumer and other loans	103	12	-	115	17,882	17,997	-
Total	$1,954	$261	$885	$3,100	$457,024	$460,124	$-

As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$52	$4	$-	$56	$99,326	$99,382	$-
Multi-family	-	-	-	-	46,405	46,405	-
Real estate - construction	22	28	640	690	48,227	48,917	-
Real estate - commercial	-	352	-	352	167,409	167,761	-
Commercial loans	10	610	785	1,405	93,822	95,227	-
Consumer and other loans	57	-	-	57	16,660	16,717	-
Total	$141	$994	$1,425	$2,560	$471,849	$474,409	$-

Nonaccruing loans are summarized as follows:

	March 31, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$2,131,482	$2,280,856
Multi-family	-	-
Real estate - construction	5,935,085	6,274,241
Real estate - commercial	3,333,545	3,663,771
Commercial loans	3,969,730	2,793,457
Consumer and other loans	291,522	318,963
Total	$15,661,364	$15,331,288

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2013 and 2012:

March 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	156	(420)	(26)	1	109	40	540	$400
Losses charged off	(438)	(186)	(60)	-	(373)	(33)	-	$(1,090)
Recoveries	10	-	4	-	35	13	-	$62
Balance, end of period	$2,253	$1,911	$1,234	$285	$1,460	$275	$694	$8,112

March 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	721	359	(24)	(1)	(163)	26	(18)	$900
Losses charged off	-	(478)	(108)	-	-	(19)	-	$(605)
Recoveries	10	14	3	-	31	8	-	$66
Balance, end of period	$3,239	$2,620	$1,606	$389	$1,816	$387	$917	$10,974

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$170	$-	$21	$-	$423	$52	$-	$666
Ending balance: collectively evaluated for impairment	$2,083	$1,911	$1,213	$285	$1,037	$223	$694	$7,446
Loans:
Ending balance: individually evaluated for impairment	$5,936	$5,079	$2,196	$-	$3,969	$366	$-	$17,546
Ending balance: collectively evaluated for impairment	$45,928	$149,654	$95,558	$46,505	$87,302	$17,631	$-	$442,578

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$608	$180	$90	$-	$441	$48	$-	$1,367
Ending balance: collectively evaluated for impairment	$2,087	$2,167	$1,226	$284	$1,248	$207	$154	$7,373
Loans:
Ending balance: individually evaluated for impairment	$6,275	$5,673	$2,360	$-	$2,555	$414	$-	$17,277
Ending balance: collectively evaluated for impairment	$42,642	$162,088	$97,022	$46,405	$92,672	$16,303	$-	$457,132

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

The following table summarizes the recorded investment in impaired loans at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,112	$2,199	$-	$2,245	$2,271	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,321	6,266	-	5,015	5,575	-
Real estate - commercial	5,079	5,404	-	2,430	2,755	-
Commercial loans	1,557	1,860	-	318	689	-
Consumer and other loans	103	103	-	103	103	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$92	$92	$21	$115	$130	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	614	614	170	1,260	1,260	608
Real estate - commercial	-	-	-	3,243	3,243	180
Commercial loans	2,412	2,723	423	2,237	2,237	441
Consumer and other loans	264	264	52	311	311	48
Total
Real estate - residential mortgage:
One to four family units	$2,204	$2,291	$21	$2,360	$2,401	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	5,935	6,880	170	6,275	6,835	608
Real estate - commercial	5,079	5,404	-	5,673	5,998	180
Commercial loans	3,969	4,583	423	2,555	2,926	441
Consumer and other loans	367	367	52	414	414	48
Total	$17,554	$19,525	$666	$17,277	$18,574	$1,367

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,140	$2	$1,409	$5
Multi-family	-	-	-	-
Real estate - construction	5,107	-	985	-
Real estate - commercial	3,190	23	5,650	13
Commercial loans	643	1	1,903	6
Consumer and other loans	102	-	383	8
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$107	$-	$604	$-
Multi-family	-	-	-	-
Real estate - construction	1,104	-	7,021	-
Real estate - commercial	2,245	-	3,513	-
Commercial loans	2,281	-	2,270	-
Consumer and other loans	374	-	266	-
Total
Real estate - residential mortgage:
One to four family units	$2,247	$2	$2,013	$5
Multi-family	-	-	-	-
Real estate - construction	6,211	-	8,006	-
Real estate - commercial	5,435	23	9,163	13
Commercial loans	2,924	1	4,173	6
Consumer and other loans	476	-	649	8
Total	$17,293	$26	$24,004	$32

At March 31, 2013, the Bank’s impaired loans shown in the table above included loans that were classified as “troubled debt restructurings (TDR)”.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended March 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	1	266,098	266,098
Real estate - commercial	2	3,275,179	3,297,014
Commercial loans	1	997,917	1,222,917
Consumer and other loans	-	-	-
Total	4	$4,539,194	$4,786,029

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended March 31, 2013:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	266,098	-	266,098
Real estate - commercial	-	-	3,297,014	3,297,014
Commercial loans	1,222,917	-	-	1,222,917
Consumer and other loans	-	-	-	-
Total	$1,222,917	$266,098	$3,297,014	$4,786,029

During the three months ended March 31, 2012, there were no new loans modified that met the definition of a TDR.

The following table presents the carrying balance of TDRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$1,593,596	$1,653,934
Multi-family	-	-
Real estate - construction	6,052,236	6,229,201
Real estate - commercial	5,120,540	2,246,508
Commercial loans	2,743,801	1,851,099
Consumer and other loans	-	-
Total	$15,510,173	$11,980,742

The Bank has allocated $2,022,585 and $169,538 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2013 and December 31, 2012.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2013 and 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Real estate-Residential 1-4 family:  The residential 1-4 family real estate loans are generally secured by owner-occupied 1-4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Real estate-Construction:  Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners.  Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained.  These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Real estate-Commercial:  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Commercial:  The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Consumer:  The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes.  Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Bank’s market area) and the creditworthiness of a borrower.

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2013 and December 31, 2012:

March 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$38,967	$144,482	$93,332	$45,240	$85,241	$17,038	$424,300
Special Mention	6,962	4,302	1,328	1,265	625	104	14,586
Substandard	5,666	5,949	3,065	-	5,405	855	20,940
Doubtful	269	-	29	-	-	-	298
Total	$51,864	$154,733	$97,754	$46,505	$91,271	$17,997	$460,124

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,775	$156,448	$94,209	$45,133	$88,230	$15,840	$435,635
Special Mention	6,868	4,976	1,636	1,272	2,255	93	17,100
Substandard	5,581	6,337	3,507	-	4,742	784	20,951
Doubtful	693	-	30	-	-	-	723
Total	$48,917	$167,761	$99,382	$46,405	$95,227	$16,717	$474,409

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Note 5:  Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2012 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2013:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2013	174,500	167,000	$16.38
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	(2,000)	15.31
Balance outstanding as of March 31, 2013	174,500	165,000	16.38
Options exercisable as of March 31, 2013	150,600	140,500	18.21

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended March 31, 2013 and 2012 was $35,782 and $32,342, respectively.  As of March 31, 2013, there was $70,632 of unrecognized compensation expense related to nonvested stock options and $97,393 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

In January 2013, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full during the three months ended March 31, 2013.  The amount expensed was $116,032 for the quarter which represents 16,576 shares of common stock at a market price of $7.00 at the date of grant.

Note 6: Income Per Common Share

	For three months ended March 31, 2013
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$754,023	2,739,351	$0.28
Effect of Dilutive Securities		227,977
Diluted Income per Common Share	$754,023	2,967,328	$0.25

	For three months ended March 31, 2012
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$553,331	2,707,192	$0.20
Effect of Dilutive Securities		124,147
Diluted Income per Common Share	$553,331	2,831,339	$0.20

Stock options to purchase 200,500 and 211,500 shares of common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies the scope of transactions that are subject to the disclosures about offsetting.  The update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Specifically, update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.  The update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  The amendments in the update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Or, the organization may cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  The update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

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

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

3/31/2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$84	$-	$-	$84
Debt securities:
U.S. government agencies	-	41,980	-	41,980
Municipals	-	10,256	-	10,256
Corporate Bonds	-	2,909	-	2,909
Government sponsored mortgage-backed securities	-	52,207	-	52,207
Available-for-sale securities	$84	$107,352	$-	$107,436

12/31/2012
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$71	$-	$-	$71
Debt securities:
U.S. government agencies	-	38,351	-	38,351
Municipals	-	10,378	-	10,378
Corporate Bonds	-	1,908	-	1,908
Government sponsored mortgage-backed securities	-	51,273	-	51,273
Available-for-sale securities	$71	$101,910	$-	$101,981

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2013	$-	$-	$8,888	$8,888

December 31, 2012	$-	$-	$10,557	$10,557

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2013	$-	$-	$23	$23

December 31, 2012	$-	$-	$3,883	$3,883

There were no transfers between valuation levels for any asset during the three months ended March 31, 2013 or 2012.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$7,367	Market Comparable	Discount to reflect realizable value	0%	-	100%	(8%)
Impaired loans	$1,521	Discounted cash flow	Discount rate		0%		(0%)
Foreclosed assets held for sale	$23	Market Comparable	Discount to reflect realizable value	0%	-	68%	(31%)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated statements of financial position at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock
The carrying amounts reported in the condensed consolidated statements of financial position approximate those assets' fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$42,694,971	$42,694,971	1
Held-to-maturity securities	136,350	140,447	2
Federal Home Loan Bank stock	3,133,600	3,133,600	2
Mortgage loans held for sale	1,314,333	1,314,333	2
Loans, net	451,892,450	466,449,679	3
Interest receivable	1,925,991	1,925,991	2
Financial liabilities:
Deposits	503,644,217	500,314,025	2
Federal Home Loan Bank advances	52,950,000	56,347,719	2
Securities sold under agreements to repurchase	25,000,000	25,120,201	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	347,804	347,804	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2012
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$41,663,405	$41,663,405	1
Held-to-maturity securities	181,042	193,482	2
Federal Home Loan Bank stock	3,805,500	3,805,500	2
Mortgage loans held for sale	2,843,757	2,843,757	2
Loans, net	465,531,973	475,374,676	3
Interest receivable	2,055,369	2,055,369	2
Financial liabilities:
Deposits	500,014,715	500,580,070	2
Federal Home Loan Bank advances	68,050,000	72,035,160	2
Securities sold under agreements to repurchase	25,000,000	25,114,464	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	399,684	399,684	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

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

Note 10: Subsequent Events

On April 29, 2013, the Treasury completed a private auction of its entire $12.0 million interest in the Company’s Series A Preferred Stock to entities unrelated to the Company.  All material terms of the Certificate of Designations for the Series A Preferred Stock continue with the new entities.  In accordance with the terms of its Securities Purchase Agreement, the Company has notified Treasury of its intent to repurchase the outstanding Warrant at its estimated fair market value which will be negotiated between the Company and the Treasury.

On May 10, 2013, in a series of transactions, the Company sold approximately $1.7 million of Missouri income tax credits at a gain of approximately $1.4 million and subsequently used the proceeds, along with available cash, to prepay one repurchase agreement totaling $15 million, incurring a prepayment penalty of approximately $1.5 million.  The transactions allow the Company to significantly reduce higher cost, non-core funding liabilities and to reduce the Company’s interest rate risk position.  After the transaction, the Company had $10 million in repurchase agreements remaining bearing a fixed rate of 2.61%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews material changes in the Company’s financial condition as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking comments.  The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Financial Condition

The Company’s total assets decreased $10,460,447 (2%) from $660,432,218 as of December 31, 2012, to $649,971,771 as of March 31, 2013.

Available-for-sale securities increased $5,455,295 (5%) from $101,980,644 as of December 31, 2012, to $107,435,939 as of March 31, 2013. The increase is primarily due to purchases of $25.5 million offset by sales, maturities and principal payments received of $19.6 million.

Net loans receivable decreased by $13,639,523 (3%) from $465,531,973 as of December 31, 2012, to $451,892,450 as of March 31, 2013.  The Company experienced certain anticipated payoffs of various commercial real estate loans.  During the quarter, commercial real estate loans decreased $13,027,389 (8%). Also, commercial loans decreased $3,956,203 (4%), permanent multi-family loans increased $100,317 (0%), construction loans increased $2,946,652 (6%), loans secured by owner occupied one to four unit residential real estate decreased $544,795 (1%) and installment loans increased $196,644 (1%).  The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $628,244 (7%) from $8,740,325 as of December 31, 2012 to $8,112,081 as of March 31, 2013. The allowance decreased due to net loan charge-offs of $1,028,244 exceeding provision for loan losses of $400,000 recorded during the period.  Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2012.  See discussion under “Results of Operations – Comparison of Three Month Periods Ended March 31, 2013 and 2012 – Provision for Loan Losses.”   The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2013 and December 31, 2012 was 1.76% and 1.83%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2013 and December 31, 2012 was 51.8% and 57.0%, respectively.  Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $3,629,502 (1%) from $500,014,715 as of December 31, 2012, to $503,644,217 as of March 31, 2013.  For the three months ended March 31, 2013, checking and savings accounts increased by $14.1 million and certificates of deposit decreased by $10.5 million.  The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, both retail and commercial.  See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $572,177 from $50,868,570 as of December 31, 2012, to $51,440,747 as of March 31, 2013.  The Company’s net income during this period was $952,653. In conjuction with the Series A Preferred Stock, the Company accrued $150,000 of dividends (5%) during the period.  On a per common share basis, stockholders’ equity increased from $14.34 as of December 31, 2012 to $14.49 as of March 31, 2013.

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

	Three Months ended 3/31/2013			Three Months ended 3/31/2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$453,545	$5,928	5.23%	$474,043	$6,404	5.40%
Investment securities	104,623	433	1.65%	87,226	412	1.89%
Other assets	45,160	58	0.52%	27,772	50	0.72%
Total interest-earning	603,328	6,419	4.26%	589,041	6,866	4.66%
Noninterest-earning	47,697			54,515
	$651,025			$643,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,004	14	0.23%	$21,469	23	0.43%
Transaction accounts	280,412	379	0.54%	263,094	568	0.86%
Certificates of deposit	144,134	368	1.02%	151,856	551	1.45%
FHLB Advances	65,968	369	2.24%	68,050	384	2.26%
Securities sold under agreements to repurchase	25,000	164	2.62%	25,000	184	2.94%
Subordinated debentures	15,465	134	3.47%	15,465	140	3.62%
Total interest-bearing	554,983	1,428	1.03%	544,934	1,850	1.36%
Noninterest-bearing	44,339			43,226
Total liabilities	599,322			588,160
Stockholders’ equity	51,703			55,396
	$651,025			$643,556
Net earning balance	$48,345			$44,107
Earning yield less costing rate			3.23%			3.30%
Net interest income, and net interest margin on interest earning assets		$4,991	3.31%		$5,016	3.41%
Ratio of interest-earning assets to interest-bearing liabilities		109%			108%

Results of Operations - Comparison of Three Month Periods Ended March 31,
2013 and 2012

Net income for the three months ended March 31, 2013 and 2012 was $952,653 and $834,722, respectively, which represents an increase in earnings of $117,931 (14%).

Interest Income

Total interest income for the three months ended March 31, 2013 decreased $446,501 (7%) as compared to the three months ended March 31, 2012.  For the three month period ended March 31, 2013 compared to the same period in 2012, the average yield on interest earning assets decreased 40 basis points to 4.26%, while the average balance of interest earning assets increased approximately $14,287,000.  The Company’s decrease in the average yield on interest earning assets was the continued decline of loans.  Loans have declined $15.2 million since December 31, 2012.   The Company experienced certain anticipated payoffs of various commercial real estate loans.

Interest Expense

Total interest expense for the three months ended March 31, 2013 decreased $421,996 (23%) when compared to the three months ended March 31, 2012.  For the three month period ended March 31, 2013, the average cost of interest bearing liabilities decreased 33 basis points to 1.03%, and the average balance of interest bearing liabilities increased approximately $10,049,000 when compared to the same period in 2012.  The primary reason for the decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances.  Also, the Company reduced its FHLB advances by $15.0 million during the latter half of the quarter.

Net Interest Income

Net interest income for the three months ended March 31, 2013 decreased $24,505 (0%) when compared to the same period in 2012. The average balance of interest earning assets increased by approximately $4,238,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2013 to the same period in 2012.  For the three month period ended March 31, 2013, the net interest margin decreased 10 basis points to 3.31% when compared to the same period in 2012.

Provision for Loan Losses

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $400,000 for the three months ended March 31, 2013, compared to $900,000 for the same period in 2012.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management  anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.  Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $172,756 (20%) for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Gains on investment securities for the three months ended March 31, 2013 were $88,801 compared to $37,529 during the same period in 2012.  Losses on foreclosed assets were $72,345 for the quarter compared to $101,109 for the same period in 2012.  Gain on sale of loans increased $69,579 (19%) for the three months ended March 31, 2013 when compared to the same period in 2012 due to increased volume from loan originations in the Company’s mortgage division.

Noninterest Expense

Noninterest expense increased $378,092 (9%) for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

The primary factor for the increase in noninterest expense was a charge of $231,000 relating to losses on three customer deposit accounts.    The Company considers this a one-time charge and the Company has made a claim to its insurance carrier for a partial recovery.  Also, salaries and employee benefits increased $57,266 (2%) for the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to normal staff pay increases and increased health care costs.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the increase in the Company’s taxable income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2013 and December 31, 2012 was 51.8% and 57.0%, respectively.  Total loans classified as substandard, doubtful or loss as of March 31, 2013, were $21.2 million or 3.27% of total assets as compared to $21.7 million, or 3.28% of total assets at December 31, 2012.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk.  Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  All dollar amounts are in thousands.

	3/31/2013	12/31/2012	12/31/2011
Nonperforming loans	$15,661	$15,331	$17,002
Real estate acquired in settlement of loans	3,914	4,530	10,012
Total nonperforming assets	$19,575	$19,861	$27,014

Total nonperforming assets as a percentage of total assets	3.01%	3.01%	4.17%
Allowance for loan losses	$8,112	$8,740	$10,613
Allowance for loan losses as a percentage of gross loans	1.76%	1.83%	2.17%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less.  The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time.  The Company’s cash and cash equivalents totaled $42,694,971 as of March 31, 2013 and $41,663,405 as of December 31, 2012, representing an increase of $1,031,566.  The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of March 31, 2013, the Bank’s Tier 1 leverage ratio was 9.77%, its Tier 1 risk-based capital ratio was 13.10% and the Bank’s total risk-based capital ratio was 14.35% - all exceeding the minimums of 5%, 6% and 10%, respectively.

With regards to the Series A Preferred Stock, if the Company is unable to redeem the stock by January 2014, the cost of capital to the Company will increase significantly from 5% per annum ($600,000 annually) to 9% per annum ($1,080,000 annually).  Depending on the Company’s financial condition at the time, the increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse effect on the Company’s liquidity and net income available to common stockholders.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2013 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates.  Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$62,753	$144	0%	9.82%	0.33%
+100	61,745	(865)	-1%	9.52%	0.04%
NC	62,610	-	0%	9.48%	0.00%
-100	63,212	602	1%	9.40%	-0.08%
-200	71,207	8,597	14%	10.39%	0.91%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.  For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2012 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.   Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

(b)  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.                 Legal Proceedings

None.

Item 1A.              Risk Factors

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s first quarter ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	-	-	-	185,510
February 1, 2013 to February 28, 2013	-	-	-	185,510
March 1, 2013 to March 31, 2013	8,826	$9.70	8,826	176,684
Total	8,826	$9.70	8,826
(1)
The Company has a repurchase plan which was announced on August 20, 2007.  This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock.  There is no expiration date for this plan.  There are no other repurchase plans in effect at this time.

Item 3.                 Defaults Upon Senior Securities

Not applicable.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

On April 29, 2013, the Treasury completed a private auction of its entire $12.0 million interest in the Company's Series A Preferred Stock to entities unrelated to the Company.  All material terms of the Certificate of Designations for the Series A Preferred Stock continue with the new entities.  In accordance with the terms of its Securities Purchase Agreement, the Company has notified the Treasury of its intent to repurchase the outstanding Warrant at its estimated fair market value which will be negotiated between the Company and the Treasury.

Item 6.                 Exhibits

10.1	Written Description of 2013 Executive Incentive Compensation Annual Plan – President and Chief Executive Officer* (1)
10.2	Written Description of 2013 Executive Incentive Compensation Annual Plan – Chief Financial Officer* (2)
10.3	Written Description of 2013 Executive Incentive Compensation Annual Plan – Chief Operating Officer* (3)
10.4	Written Description of 2013 Executive Incentive Compensation Annual Plan – Chief Lending Officer* (4)
10.5	Written Description of 2013 Executive Incentive Compensation Annual Plan – Chief Credit Officer* (5)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101
The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss)  (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

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

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 10, 2013
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 10, 2013
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)