Form 10-Q
period 2013-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2013-08-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common Stock, Par Value $0.10 per share	2,732,431 Shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	6/30/13	12/31/12
Cash	$3,264,967	$3,360,102
Interest-bearing deposits in other financial institutions	20,590,221	38,303,303
Cash and cash equivalents	23,855,188	41,663,405
Available-for-sale securities	109,260,193	101,980,644
Held-to-maturity securities	89,213	181,042
Stock in Federal Home Loan Bank, at cost	3,147,400	3,805,500
Mortgage loans held for sale	1,296,003	2,843,757
Loans receivable, net of allowance for loan losses June 30, 2013 - $8,377,284 - December 31, 2012 - $8,740,325	459,646,868	465,531,973
Accrued interest receivable:
Loans	1,603,746	1,674,814
Investments and interest-bearing deposits	400,090	380,555
Prepaid expenses and other assets	5,933,102	6,228,173
Prepaid FDIC deposit insurance premiums	-	1,438,636
Foreclosed assets held for sale	3,896,535	4,529,727
Premises and equipment, net	11,144,196	11,286,410
Bank owned life insurance	13,852,375	13,657,480
Income taxes receivable	832,891	910,174
Deferred income taxes	5,238,914	4,319,928
	$640,196,714	$660,432,218

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$511,889,458	$500,014,715
Federal Home Loan Bank advances	52,950,000	68,050,000
Securities sold under agreements to repurchase	10,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	369,870	152,867
Accrued expenses and other liabilities	790,031	481,382
Accrued interest payable	270,904	399,684
	591,735,263	609,563,648

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding June 30, 2013 and December 31, 2012 - 12,000 shares	11,886,533	11,789,276
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2013 and December 31, 2012 - 6,783,603 and 6,781,803 shares, respectively	678,360	678,180
Common stock warrants; December 31, 2012 - 459,459 shares	-	1,377,811
Additional paid-in capital	57,587,799	58,267,529
Retained earnings, substantially restricted	41,447,428	39,324,292
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes	(1,914,338)	800,826
	109,685,782	112,237,914
Treasury stock, at cost; June 30, 2013 and December 31, 2012 - 4,051,172 and 4,056,862 shares, respectively	(61,224,331)	(61,369,344)
	48,461,451	50,868,570
	$640,196,714	$660,432,218

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Interest Income
Loans	$5,952,456	$6,330,157	$11,880,846	$12,733,995
Investment securities	466,828	471,007	899,457	883,351
Other	47,736	45,195	106,138	94,935
	6,467,020	6,846,359	12,886,441	13,712,281
Interest Expense
Deposits	731,420	1,045,994	1,492,594	2,188,790
Federal Home Loan Bank advances	307,869	383,985	676,544	767,719
Subordinated debentures	134,322	139,521	268,672	279,366
Other	107,742	162,750	271,697	346,525
	1,281,353	1,732,250	2,709,507	3,582,400
Net Interest Income	5,185,667	5,114,109	10,176,934	10,129,881
Provision for Loan Losses	250,000	2,100,000	650,000	3,000,000
Net Interest Income After
Provision for Loan Losses	4,935,667	3,014,109	9,526,934	7,129,881
Noninterest Income
Service charges	292,049	269,253	553,834	524,343
Gain on sale of investment securities	116,182	69,576	204,983	107,105
Gain on sale of loans	592,086	475,055	1,024,019	837,409
Gain on sale of state low-income housing tax credits	1,441,012	-	1,441,012	-
Loss on foreclosed assets	(75,758)	(70,771)	(148,103)	(171,880)
Other income	318,973	297,435	628,567	590,583
	2,684,544	1,040,548	3,704,312	1,887,560
Noninterest Expense
Salaries and employee benefits	2,272,746	2,281,876	4,665,108	4,616,972
Occupancy	449,764	405,014	875,893	796,488
FDIC deposit insurance premiums	141,173	210,883	283,636	427,089
Prepayment penalty on securities sold under agreements to repurchase	1,510,000	-	1,510,000	-
Data processing	184,875	142,215	354,135	274,402
Advertising	106,251	75,000	212,502	150,000
Other expense	867,528	787,864	2,056,663	1,685,409
	5,532,337	3,902,852	9,957,937	7,950,360
Income Before Income Taxes	2,087,874	151,805	3,273,309	1,067,081
Provision (Credit) for Income Taxes	520,134	(192,316)	752,916	(111,762)
Net Income	1,567,740	344,121	2,520,393	1,178,843
Preferred Stock Dividends and Discount Accretion	198,630	397,910	397,260	679,301
Net Income (Loss) Available to Common Shareholders	$1,369,110	$(53,789)	$2,123,133	$499,542

Basic Income (Loss) Per Common Share	$0.50	$(0.02)	$0.78	$0.18
Diluted Income (Loss) Per Common Share	$0.49	$(0.02)	$0.76	$0.17

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
NET INCOME	$1,567,740	$344,121	$2,520,393	$1,178,843
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(3,722,649)	292,740	(4,104,800)	344,726
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(116,182)	(69,576)	(204,983)	(107,105)
Total other items in comprehensive income (loss)	(3,838,831)	223,164	(4,309,783)	237,621
Income tax expense (credits) related to other items of comprehensive income	(1,420,367)	82,571	(1,594,619)	87,920
Other comprehensive income (loss)	(2,418,464)	140,593	(2,715,164)	149,701
COMPREHENSIVE INCOME (LOSS)	$(850,724)	$484,714	$(194,771)	$1,328,544

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$-	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	-	2,520,393	-	2,520,393
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes	-	-	-	-	-	-	-	(2,715,164)	(2,715,164)
Preferred stock discount accretion	97,257	-	-	-	-	-	(97,257)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	-	(300,000)	-	(300,000)
Common stock warrants repurchased	-	-	(1,377,811)	(625,439)	-	-	-	-	(2,003,250)
Stock award plans	-	-	-	(63,520)	-	250,795	-	-	187,275
Stock options exercised	-	180	-	9,229	-	-	-	-	9,409
Treasury stock purchased	-	-	-	-	-	(105,782)	-	-	(105,782)
Balance, June 30, 2013	$11,886,533	$678,360	$-	$57,587,799	$-	$(61,224,331)	$41,447,428	$(1,914,338)	$48,461,451

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	6/30/2013	6/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,520,393	$1,178,843
Items not requiring (providing) cash:
Deferred income taxes	675,633	(491,976)
Depreciation	414,885	331,454
Provision for loan losses	650,000	3,000,000
Gain on sale of loans and investment securities	(1,229,002)	(944,514)
Loss on foreclosed assets held for sale	76,448	191,522
Gain on sale of state low-income housing tax credits	(1,441,012)	-
Amortization of deferred income, premiums and discounts	274,385	319,991
Stock award plan expense	187,275	179,676
Origination of loans held for sale	(31,553,697)	(35,836,771)
Proceeds from sale of loans held for sale	34,000,714	37,661,818
Release of ESOP shares	-	87,213
Increase in cash surrender value of bank owned life insurance	(194,895)	(181,776)
Changes in:
Prepaid FDIC deposit insurance premiums	1,438,636	407,862
Accrued interest receivable	51,533	(37,764)
Prepaid expenses and other assets	295,071	350,888
Accounts payable and accrued expenses	179,869	(23,470)
Income taxes receivable	77,283	469,829
Net cash provided by operating activities	6,423,519	6,662,825
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	5,081,769	3,168,345
Principal payments on held-to-maturity securities	91,829	20,359
Principal payments on available-for-sale securities	6,345,815	6,369,983
Proceeds from calls/maturities of available-for-sale securities	9,000,000	1,000,000
Purchase of premises and equipment	(272,671)	(313,496)
Purchase of available-for-sale securities	(44,309,342)	(46,523,089)
Proceeds from sale of available-for-sale securities	17,311,228	17,369,774
Proceeds from maturities of interest-bearing deposits	-	5,587,654
Redemption of Federal Home Loan Bank stock	658,100	41,400
Purchase of bank owned life insurance	-	(2,500,000)
Proceeds from sale of state low-income housing tax credits	1,441,012	-
Proceeds from sale of foreclosed assets held for sale	828,401	2,083,622
Net cash used in investing activities	(3,823,859)	(13,695,448)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	25,921,950	14,689,686
Net decrease in certificates of deposit	(14,047,207)	(2,917,711)
Net decrease of securities sold under agreements to repurchase	(15,000,000)	-
Repayments of FHLB advances	(15,100,000)	-
Stock options exercised	9,409	12,388
Redemption of preferred stock	-	(5,000,000)
Repurchase of common stock warrants	(2,003,250)	-
Advances from borrowers for taxes and insurance	217,003	216,149
Cash dividends paid on preferred stock	(300,000)	(444,444)
Treasury stock purchased	(105,782)	(25,736)
Net cash provided by (used in) financing activities	(20,407,877)	6,530,332
DECREASE IN CASH AND CASH EQUIVALENTS	(17,808,217)	(502,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,663,405	26,574,082
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,855,188	$26,071,791

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated statement of financial condition of the Company as of December 31, 2012, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2013
Equity Securities	$102,212	$5,612	$(21,145)	$86,679
Debt Securities:
U. S. government agencies	41,972,014	3,943	(1,237,109)	40,738,848
Municipals	13,433,828	29,088	(581,823)	12,881,093
Corporate bonds	988,754	-	(10,650)	978,104
Government sponsored mortgage-backed securities	55,802,016	575,816	(1,802,363)	54,575,469
	$112,298,824	$614,459	$(3,653,090)	$109,260,193

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Municipals	10,212,376	250,269	(84,456)	10,378,189
Corporate bonds	1,839,976	67,889	-	1,907,865
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
	$100,709,492	$1,824,919	$(553,767)	$101,980,644

Maturities of available-for-sale debt securities as of June 30, 2013:

Maturities of Available for Sale
	Amortized Cost	Approximate Fair Value
1-5 years	$11,295,468	$11,204,750
6-10 years	36,335,467	35,033,504
Over 10 years	8,763,660	8,359,790
Government sponsored mortgage-backed securities not due on a single maturity date	55,802,016	54,575,469
	$112,196,612	$109,173,514

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$89,213	$5,009	$-	$94,222

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of December 31, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$181,042	$12,440	$-	$193,482

Maturities of held-to-maturity securities as of June 30, 2013:

	Amortized Cost	Approximate Fair Value

Government sponsored mortgage-backedsecurities not due on a single maturity date	$89,213	$94,222
	$89,213	$94,222

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $48,874,594 and $56,022,882 as of June 30, 2013 and December 31, 2012, respectively. The approximate fair value of pledged securities amounted to $47,753,328 and $57,384,685 as of June 30, 2013 and December 31, 2012, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $204,983 and $107,105 as of June 30, 2013 and June 30, 2012, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $75,844 and $39,629 as of June 30, 2013 and June 30, 2012, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012, was $90,687,341 and $30,121,495, respectively, which is approximately 83% and 29% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following tables show gross unrealized losses and approximate fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013

	Less than 12 Months		12 Months or More		Total

Description of Securities	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses

Equity Securities	$-	$-	$26,782	$(21,145)	$26,782	$(21,145)
U. S. government agencies	38,987,008	(1,237,109)	-	-	38,987,008	(1,237,109)
Municipals	9,804,768	(554,210)	525,051	(27,613)	10,329,819	(581,823)
Coprporate Bonds	978,104	(10,650)	-	-	978,104	(10,650)
Government sponsored mortgage-backed securities	40,365,628	(1,802,363)	-	-	40,365,628	(1,802,363)
	$90,135,508	$(3,604,332)	$551,833	$(48,758)	$90,687,341	$(3,653,090)

	December 31, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses

Equity Securities	$-	$-	$39,930	$(31,604)	$39,930	$(31,604)
U. S. government agencies	7,298,687	(39,706)	-	-	7,298,687	(39,706)
Municipals	2,648,047	(76,318)	538,300	(8,138)	3,186,347	(84,456)
Government sponsored mortgage-backed securities	19,596,531	(398,001)	-	-	19,596,531	(398,001)
	$29,543,265	$(514,025)	$578,230	$(39,742)	$30,121,495	$(553,767)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2013 and December 31, 2012 include:

	June 30,	December 31,
	2013	2012
Real estate - residential mortgage:
One to four family units	$97,605,398	$99,381,934
Multi-family	47,461,634	46,405,034
Real estate - construction	46,279,543	48,917,296
Real estate - commercial	163,708,672	167,760,850
Commercial loans	96,034,123	95,226,762
Consumer and other loans	17,077,653	16,716,858
Total loans	468,167,023	474,408,734
Less:
Allowance for loan losses	(8,377,284)	(8,740,325)
Deferred loan fees/costs, net	(142,871)	(136,436)
Net loans	$459,646,868	$465,531,973

Classes of loans by aging at June 30, 2013 and December 31, 2012 were as follows:

As of June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$77	$490	$364	$931	$96,674	$97,605	$-
Multi-family	-	-	-	-	47,462	47,462	-
Real estate - construction	549	-	216	765	45,514	46,279	-
Real estate - commercial	4,570	-	-	4,570	159,139	163,709	-
Commercial loans	7	-	2,084	2,091	93,943	96,034	-
Consumer and other loans	16	-	-	16	17,062	17,078	-
Total	$5,219	$490	$2,664	$8,373	$459,794	$468,167	$-

As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$52	$4	$-	$56	$99,326	$99,382	$-
Multi-family	-	-	-	-	46,405	46,405	-
Real estate - construction	22	28	640	690	48,227	48,917	-
Real estate - commercial	-	352	-	352	167,409	167,761	-
Commercial loans	10	610	785	1,405	93,822	95,227	-
Consumer and other loans	57	-	-	57	16,660	16,717	-
Total	$141	$994	$1,425	$2,560	$471,849	$474,409	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2013	2012
Real estate - residential mortgage:
One to four family units	$2,416,321	$2,280,856
Multi-family	-	-
Real estate - construction	5,933,059	6,274,241
Real estate - commercial	3,381,121	3,663,771
Commercial loans	3,835,206	2,793,457
Consumer and other loans	285,636	318,963
Total	$15,851,343	$15,331,288

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months and six months ended June 30, 2013 and 2012:

Three months ended June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,253	$1,911	$1,234	$285	$1,460	$275	$694	$8,112
Provision charged to expense	(282)	115	66	6	542	(3)	(194)	$250
Losses charged off	-	-	(74)	-	-	(20)	-	$(94)
Recoveries	28	-	3	-	63	15	-	$109
Balance, end of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377

Six months ended June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	(126)	(305)	40	7	651	37	346	$650
Losses charged off	(438)	(186)	(134)	-	(373)	(53)	-	$(1,184)
Recoveries	38	-	7	-	98	28	-	$171
Balance, end of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377

Three months ended June 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$3,239	$2,620	$1,606	$389	$1,816	$387	$917	$10,974
Provision charged to expense	(877)	1,736	(34)	26	2,156	(25)	(882)	$2,100
Losses charged off	-	-	-	-	(20)	(15)	-	$(35)
Recoveries	6	24	2	-	45	10	-	$87
Balance, end of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126

Six months ended June 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	(156)	2,095	(58)	25	1,993	1	(900)	$3,000
Losses charged off	-	(478)	(108)	-	(20)	(34)	-	$(640)
Recoveries	16	38	5	-	76	18	-	$153
Balance, end of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013 and December 31, 2012:

As of June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$152	$-	$5	$-	$894	$48	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,847	$2,026	$1,224	$291	$1,171	$219	$500	$7,278
Loans:
Ending balance: individually evaluated for impairment	$5,934	$5,127	$2,480	$-	$3,835	$400	$-	$17,776
Ending balance: collectively evaluated for impairment	$40,345	$158,582	$95,125	$47,462	$92,199	$16,678	$-	$450,391

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$608	$180	$90	$-	$441	$48	$-	$1,367
Ending balance: collectively evaluated for impairment	$2,087	$2,167	$1,226	$284	$1,248	$207	$154	$7,373
Loans:
Ending balance: individually evaluated for impairment	$6,275	$5,673	$2,360	$-	$2,555	$414	$-	$17,277
Ending balance: collectively evaluated for impairment	$42,642	$162,088	$97,022	$46,405	$92,672	$16,303	$-	$457,132

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

The following table summarizes the recorded investment in impaired loans at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,234	$2,394	$-	$2,245	$2,271	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,464	6,409	-	5,015	5,575	-
Real estate - commercial	5,127	5,452	-	2,430	2,755	-
Commercial loans	1,493	1,796	-	318	689	-
Consumer and other loans	118	118	-	103	103	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$246	$246	$5	$115	$130	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	470	470	152	1,260	1,260	608
Real estate - commercial	-	-	-	3,243	3,243	180
Commercial loans	2,342	2,653	894	2,237	2,237	441
Consumer and other loans	282	282	48	311	311	48
Total
Real estate - residential mortgage:
One to four family units	$2,480	$2,640	$5	$2,360	$2,401	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	5,934	6,879	152	6,275	6,835	608
Real estate - commercial	5,127	5,452	-	5,673	5,998	180
Commercial loans	3,835	4,449	894	2,555	2,926	441
Consumer and other loans	400	400	48	414	414	48
Total	$17,776	$19,820	$1,099	$17,277	$18,574	$1,367

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three months and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2013		June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,164	$1	$1,410	$7
Multi-family	-	-	-	-
Real estate - construction	5,320	-	3,200	-
Real estate - commercial	5,095	13	3,956	18
Commercial loans	648	-	2,403	5
Consumer and other loans	96	-	157	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$181	$-	$290	$-
Multi-family	-	-	-	-
Real estate - construction	613	-	4,543	-
Real estate - commercial	-	-	10,803	-
Commercial loans	3,230	-	4,035	-
Consumer and other loans	305	-	265	-
Total
Real estate - residential mortgage:
One to four family units	$2,345	$1	$1,700	$7
Multi-family	-	-	-	-
Real estate - construction	5,933	-	7,743	-
Real estate - commercial	5,095	13	14,759	18
Commercial loans	3,878	-	6,438	5
Consumer and other loans	401	-	422	2
Total	$17,652	$14	$31,062	$32

	For the Six Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,152	$3	$1,409	$12
Multi-family	-	-	-	-
Real estate - construction	5,214	-	2,093	-
Real estate - commercial	4,142	36	4,803	31
Commercial loans	646	1	2,153	11
Consumer and other loans	99	-	270	10
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$144	$-	$447	$-
Multi-family	-	-	-	-
Real estate - construction	859	-	5,782	-
Real estate - commercial	1,122	-	7,158	-
Commercial loans	2,756	-	3,153	-
Consumer and other loans	339	-	265	-
Total
Real estate - residential mortgage:
One to four family units	$2,296	$3	$1,856	$12
Multi-family	-	-	-	-
Real estate - construction	6,073	-	7,875	-
Real estate - commercial	5,264	36	11,961	31
Commercial loans	3,402	1	5,306	11
Consumer and other loans	438	-	535	10
Total	$17,473	$40	$27,533	$64

At June 30, 2013, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended June 30, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	1	$245,528	$245,528
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	-	-	-
Consumer and other loans	-	-	-
Total	1	$245,528	$245,528

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended June 30, 2013:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$245,528	$245,528
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$-	$-	$245,528	$245,528

During the three months ended June 30, 2012, there were two new one-to-four family residential mortgage loans modified that met the definition of a troubled debt restructuring that totaled $390,898. The concession granted on these two loans was temporary interest-only payments.

The following table presents the carrying balance of TDRs as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Real estate - residential mortgage:
One to four family units	$1,838,564	$1,653,934
Multi-family	-	-
Real estate - construction	6,050,964	6,229,201
Real estate - commercial	5,170,591	2,246,508
Commercial loans	2,715,505	1,851,099
Consumer and other loans	-	-
Total	$15,775,624	$11,980,742

The Bank has allocated $267,818 and $169,538 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2013 and December 31, 2012, respectively.

There were two one to four family TDRs totaling $330,000 for which there was a payment default within twelve months following the modification during the six months ending June 30, 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2013 and December 31, 2012:

June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$39,157	$158,886	$91,942	$46,204	$90,582	$16,976	$443,747
Special Mention	7,122	3,106	5,663	1,258	5,452	102	22,703
Substandard	5,988	5,616	3,113	-	5,097	763	20,577
Doubtful	-	1,717	-	-	-	-	1,717
Total	$52,267	$169,325	$100,718	$47,462	$101,131	$17,841	$488,744

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,775	$156,448	$94,209	$45,133	$88,230	$15,840	$435,635
Special Mention	6,868	4,976	1,636	1,272	2,255	93	17,100
Substandard	5,581	6,337	3,507	-	4,742	784	20,951
Doubtful	693	-	30	-	-	-	723
Total	$48,917	$167,761	$99,382	$46,405	$95,227	$16,717	$474,409

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2012 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the six months ended June 30, 2013:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2013	174,500	167,000	$16.38
Granted	-	-	-
Exercised	(1,800)	-	5.23
Forfeited	(600)	(2,000)	12.97
Balance outstanding as of June 30, 2013	172,100	165,000	16.46
Options exercisable as of June 30, 2013	148,800	140,500	18.29

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended June 30, 2013 and 2012 was $35,461 and $37,325, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2013 and 2012 was $187,275 and $179,676, respectively. As of June 30, 2013, there was $131,695 of unrecognized compensation expense related to nonvested stock options and restricted stock awards, which will be recognized over the remaining vesting period.

In January 2013 and 2012, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full on the date of the grant. The amount expensed was $116,032 and $110,009 for 2013 and 2012, respectively, which represents 16,576 shares of common stock at a market price of $7.00 at the date of grant in 2013 and 18,520 shares of common stock at a market price of $5.94 at the date of grant in 2012.

Note 6: Income (Loss) Per Common Share

	For three months ended June 30, 2013			For six months ended June 30, 2013
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,369,110	2,731,727	$0.50	$2,123,133	2,735,533	$0.78
Effect of Dilutive Securities		75,197			72,214
Diluted Income Per Common Share	$1,369,110	2,806,924	$0.49	$2,123,133	2,807,747	$0.76

	For three months ended June 30, 2012			For six months ended June 30, 2012
	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$(53,789)	2,712,297	$(0.02)	$499,542	2,709,744	$0.18
Effect of Dilutive Securities		164,447			156,123
Diluted Income (Loss) Per Common Share	$(53,789)	2,876,744	$(0.02)	$499,542	2,865,867	$0.17

Stock options to purchase 197,500 of common stock were outstanding during the three and six months ended June 30, 2013, respectively, and options to purchase 201,500 shares of common stock were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares. Stock warrants to purchase 459,459 shares of common stock were outstanding during the three and six months ended June 30, 2012, and were included in the computation of diluted income per common share because their exercise price was less than the average market price of the common shares during those periods.

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

Level 1:      Quoted prices in active markets for identical assets or liabilities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$87	$-	$-	$87
Debt securities:
U.S. government agencies	-	40,739	-	40,739
Municipals	-	12,881	-	12,881
Corporate Bonds	-	978	-	978
Government sponsored mortgage-backed securities	-	54,575	-	54,575
Available-for-sale securities	$87	$109,173	$-	$109,260

December 31, 2012
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$71	$-	$-	$71
Debt securities:
U.S. government agencies	-	38,351	-	38,351
Municipals	-	10,378	-	10,378
Corporate Bonds	-	1,908	-	1,908
Government sponsored mortgage-backed securities	-	51,273	-	51,273
Available-for-sale securities	$71	$101,910	$-	$101,981

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2013	$-	$-	$8,909	$8,909

December 31, 2012	$-	$-	$10,557	$10,557

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2013	$-	$-	$341	$341

December 31, 2012	$-	$-	$3,883	$3,883

There were no transfers between valuation levels for any asset during the six months ended June 30, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$7,416	Market Comparable	Discount to reflect realizable value	0%	-	100%	(13%	)
Impaired loans	$1,493	Discounted cash flow	Discount rate		0%		(0%	)
Foreclosed assets held for sale	$341	Market Comparable	Discount to reflect realizable value	0%	-	68%	(14%	)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated statements of financial condition at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock

The carrying amounts reported in the condensed consolidated statements of financial condition approximate those assets' fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$23,855,188	$23,855,188	1
Held-to-maturity securities	89,213	94,222	2
Federal Home Loan Bank stock	3,147,400	3,147,400	2
Mortgage loans held for sale	1,296,003	1,296,003	2
Loans, net	459,646,868	463,101,272	3
Interest receivable	2,003,836	2,003,836	2
Financial liabilities:
Deposits	511,889,458	503,670,848	2
Federal Home Loan Bank advances	52,950,000	54,946,144	2
Securities sold under agreements to repurchase	10,000,000	10,049,349	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	270,904	270,904	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2012
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$41,663,405	$41,663,405	1
Held-to-maturity securities	181,042	193,482	2
Federal Home Loan Bank stock	3,805,500	3,805,500	2
Mortgage loans held for sale	2,843,757	2,843,757	2
Loans, net	465,531,973	475,374,676	3
Interest receivable	2,055,369	2,055,369	2
Financial liabilities:
Deposits	500,014,715	500,580,070	2
Federal Home Loan Bank advances	68,050,000	72,035,160	2
Securities sold under agreements to repurchase	25,000,000	25,114,464	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	399,684	399,684	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

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

The Company entered into a Placement Agency Agreement with the Treasury on April 15, 2013 in connection with a private auction by the Treasury of the remaining 12,000 shares of Series A Preferred Stock conducted immediately thereafter. On April 29, 2013, the Treasury settled the sale of such shares of Series A Preferred Stock to the winning bidders in the private auction, consisting of six parties unrelated to the Company.

On May 8, 2013, the Company notified the Treasury of its intent to repurchase the Warrant at its fair market value. The Board of Directors of the Company had previously determined that it would be in the best interest of the Company and its stockholders to repurchase the Warrant and had also determined the Warrant’s fair market value to be $2,003,250 (the “Fair Market Value”). On May 10, 2013, the Treasury notified the Company that it had accepted the Company’s offer to repurchase the Warrant at its Fair Market Value. Accordingly, on May 15, 2013, the Company entered into a Letter Agreement with Treasury pursuant to which the Company repurchased the Warrant for $2,003,250 in cash. As a result of the aforementioned, the Warrant is no longer issued or outstanding and the Company’s participation in the CPP is completed. In addition, though the Series A Preferred Stock remains outstanding, as a result of the Treasury’s sale of the Series A Preferred stock to third-party investors on April 29, 2013, the Treasury no longer possesses any securities issued by the Company. Any repurchase or redemption of the Series A Preferred Stock by the Company would require regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012.

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

Financial Condition

The Company’s total assets decreased $20,235,504 (3%) from $660,432,218 as of December 31, 2012, to $640,196,714 as of June 30, 2013.

Interest bearing deposits in other financial institutions decreased $17,713,082 (46%) from $38,303,303 as of December 31, 2012, to $20,590,221 as of June 30, 2013. The decrease is primarily due to the Company’s ability to utilize available cash to paydown $30.1 million of Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Available-for-sale securities increased $7,279,549 (7%) from $101,980,644 as of December 31, 2012, to $109,260,193 as of June 30, 2013. The increase is primarily due to purchases of $44.3 million offset by sales, maturities and principal payments received of $32.7 million. Also, during the second quarter of 2013, market interest rates on many debt securities increased, due to the dramatic increase in long-term Treasury rates, which in turn, caused the fair value of available-for-sale securities to decline by $4.3 million.

Net loans receivable decreased by $5,885,105 (1%) from $465,531,973 as of December 31, 2012, to $459,646,868 as of June 30, 2013. The Company experienced certain anticipated payoffs of various commercial real estate loans. During the period, commercial real estate loans decreased $4,052,178 (2%). Also, commercial loans increased $807,361 (1%), permanent multi-family loans increased $1,056,600 (2%), construction loans decreased $2,637,753 (5%), loans secured by owner occupied one to four unit residential real estate decreased $1,776,536 (2%) and installment loans increased $360,795 (2%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $363,041 (4%) from $8,740,325 as of December 31, 2012 to $8,377,284 as of June 30, 2013. The allowance decreased due to net loan charge-offs of $1,013,041 exceeding provision for loan losses of $650,000 recorded during the period. Management charged off certain specific loans that had been identified and classified as impaired at December 31, 2012. See discussion under “Results of Operations – Comparison of Three and Six Month Periods Ended June 30, 2013 and 2012 – Provision for Loan Losses.” The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2013 and December 31, 2012 was 1.79% and 1.84%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2013 and December 31, 2012 was 52.8% and 57.0%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $11,874,743 (2%) from $500,014,715 as of December 31, 2012, to $511,889,458 as of June 30, 2013. For the six months ended June 30, 2013, checking and savings accounts increased by $14.0 million and certificates of deposit decreased by $2.1 million. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, both retail and commercial. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management."

Federal Home Loan Bank advances decreased $15,100,000 (22%) from $68,050,000 as of December 31, 2012, to $52,950,000 as of June 30, 2013 due to scheduled maturities during the period.

Securities sold under agreements to repurchase decreased $15,000,000 (60%) from $25,000,000 as of December 31, 2012, to $10,000,000 as of June 30, 2013 due to a prepayment of $15 million incurring a prepayment penalty of $1.5 million. The prepayment will allow the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of approximately $390,000.

Stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) decreased $2,407,119 from $50,868,570 as of December 31, 2012, to $48,461,451 as of June 30, 2013. This is due to a few factors. First, the Company’s $2.1 million in net income after preferred stock dividends and accretion for the six month period increased stockholder’s equity. However, other factors reduced stockholders’ equity. In May 2013, the Company completed a $2 million repurchase of the warrant issued to the United States Department of the Treasury in 2009 as part of its Troubled Asset Relief Program’s Capital Purchase Program. Also, as a result of increases in market interest rates on many debt securities during the quarter, the Company’s unrealized gains (losses) on available-for-sale securities, net of income taxes, declined $2.7 million at June 30, 2013 as compared to December 31, 2012. On a per common share basis, stockholders’ equity decreased from $14.34 as of December 31, 2012 to $13.39 as of June 30, 2013.

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

	Three months ended 6/30/2013			Three months ended 6/30/2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$468,024	$5,953	5.10%	$478,619	$6,330	5.30%
Investment securities	112,890	466	1.66%	103,286	471	1.83%
Other assets	24,908	48	0.77%	25,068	45	0.72%
Total interest-earning	605,822	6,467	4.28%	606,973	6,846	4.52%
Noninterest-earning	43,015			44,425
	$648,837			$651,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,134	14	0.23%	$22,326	22	0.40%
Transaction accounts	303,157	392	0.52%	281,292	528	0.75%
Certificates of deposit	137,331	326	0.95%	149,214	497	1.34%
FHLB advances	52,983	307	2.32%	68,050	384	2.26%
Securities sold under agreements to repurchase	16,429	108	2.64%	25,000	162	2.60%
Subordinated debentures	15,465	135	3.50%	15,465	139	3.61%
Total interest-bearing	549,499	1,282	0.94%	561,347	1,732	1.24%
Noninterest-bearing	48,419			35,813
Total liabilities	597,918			597,160
Stockholders’ equity	50,919			54,238
	$648,837			$651,398
Net earning balance	$56,323			$45,626
Earning yield less costing rate			3.35%			3.28%
Net interest income, and net yield spread on interest earning assets		$5,185	3.43%		$5,114	3.38%
Ratio of interest-earning assets to interest-bearing liabilities		110%			108%

	Six months ended 6/30/2013			Six months ended 6/30/2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$465,105	$11,881	5.15%	$481,531	$12,734	5.33%
Investment securities	108,779	899	1.67%	95,256	883	1.87%
Other assets	33,031	106	0.65%	24,178	95	0.79%
Total interest-earning	606,915	12,886	4.28%	600,965	13,712	4.60%
Noninterest-earning	43,010			46,512
	$649,925			$647,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,069	28	0.23%	$21,897	45	0.41%
Transaction accounts	291,847	771	0.53%	272,193	1,096	0.81%
Certificates of deposit	140,714	694	0.99%	150,535	1,048	1.40%
FHLB advances	59,440	676	2.29%	68,050	768	2.28%
Securities sold under agreements to repurchase	20,691	272	2.65%	25,000	346	2.79%
Subordinated debentures	15,465	269	3.51%	15,465	279	3.64%
Total interest-bearing	552,226	2,710	0.99%	553,140	3,582	1.31%
Noninterest-bearing	46,391			39,520
Total liabilities	598,617			592,660
Stockholders’ equity	51,308			54,817
	$649,925			$647,477
Net earning balance	$54,689			$47,825
Earning yield less costing rate			3.29%			3.29%
Net interest income, and net yield spread on interest earning assets		$10,176	3.38%		$10,130	3.40%
Ratio of interest-earning assets to interest-bearing liabilities		110%			109%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2013 and 2012

Net income for the three and six months ended June 30, 2013 was $1,567,740 and $2,520,393, respectively, compared to $344,121 and $1,178,843 for the three and six months ended June 30, 2012, respectively, which represents an increase in net income of $1,223,619 (356%) for the three month period, and an increase in net income of $1,341,550 (114%) for the six month period.

Interest Income

Total interest income for the three and six months ended June 30, 2013 decreased $379,339 (6%) and $825,840 (6%), respectively, as compared to the three and six months ended June 30, 2012. For the three and six month periods ended June 30, 2013 compared to the same periods in 2012, the average yield on interest earning assets decreased 24 basis points to 4.28% and 32 basis points to 4.28%, while the average balance of interest earning assets decreased $1,151,000 for the three month period and increased $5,950,000 for the six month period. The Company’s decrease in the average yield on interest earning assets was primarily due to the decline in loan balances for each period compared to the prior year period. Also, strong competition is causing a reduction in rates for new credits as well as maintaining existing credit relationships.

Interest Expense

Total interest expense for the three and six months ended June 30, 2013 decreased $450,897 (26%) and $872,893 (24%), respectively, when compared to the three and six months ended June 30, 2012. For the three and six month periods ended June 30, 2013 compared to the same periods in 2012, the average cost of interest bearing liabilities decreased 30 basis points to 0.94% and 32 basis points to .99%, respectively, while the average balance of interest bearing liabilities decreased $32,893,000 for the three month period and increased $7,696,000 for the six month period when compared to the same periods in 2012. The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances. Also, the Company has reduced its FHLB advances and securities sold under agreements to repurchase during 2013.

Net Interest Income

Net interest income for the three and six months ended June 30, 2013 increased $71,558 (1%) and $47,053 (0%), respectively, when compared to the same periods in 2012. For the three and six month periods ended June 30, 2013, the average balance of net interest earning assets increased by approximately $10,697,000 and $6,864,000, respectively, less than the average balance in interest bearing liabilities decreased when compared to the same periods in 2012. For the three and six month periods ended June 30, 2013, the net interest margin increased 5 basis points to 3.35% and decreased 46 basis points to 3.38%, respectively, when compared to the same periods in 2012.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $250,000 and $650,000 for the three months and six months ended June 30, 2013, respectively, compared to $2,100,000 and $3,000,000 for the same periods in 2012. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management of the Company anticipates the need to continue increasing the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio, there can be no assurance that future loan losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

Noninterest Income

Noninterest income increased $1,643,996 (158%) and $1,816,752 (96%) for the three months and six months ended June 30, 2013, respectively, when compared to the three months and six months ended June 30, 2012. This was primarily due to recognizing gains on its investment portfolio and certain tax credit assets during the periods. In May 2013, the Company sold low-income housing tax credits for a gain of $1.4 million. Gains on investment securities increased $46,606 (67%) and $97,878 (91%) for the three months and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. Also, gains on sales of loans increased $117,031 (25%) and $186,610 (22%) for the three months and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, due to increased volume in loan originations and sales.

Noninterest Expense

Noninterest expense increased $1,629,485 (42%) and $2,007,577 (25%) for the three months and six months ended June 30, 2013 when compared to the same periods in 2012 primarily due to a $1.5 million prepayment penalty incurred on the prepayment of a repurchase agreement. Also, another factor was a charge of $231,000 during the six months ended June 30, 2013 relating to losses on three customer deposit accounts. The Company considers this a one-time charge and the Company has made a claim to its insurance carrier for a partial recovery.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the Company’s increased taxable income for the three and six months ended June 30, 2013 as compared to the same periods in 2012.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2013 and December 31, 2012 was 52.8% and 57.0%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2013, were $22.2 million or 3.48 % of total assets as compared to $21.7 million, or 3.28% of total assets at December 31, 2012. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2013	12/31/2012	12/31/2011
Nonperforming loans	$15,851	$15,331	$17,002
Real estate acquired in settlement of loans	3,897	4,530	10,012
Total nonperforming assets	$19,748	$19,861	$27,014

Total nonperforming assets as a percentage of total assets	3.08%	3.01%	4.17%
Allowance for loan losses	$8,377	$8,740	$10,613
Allowance for loan losses as a percentage of gross loans	1.78%	1.83%	2.17%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $23,855,188 as of June 30, 2013 and $41,663,405 as of December 31, 2012, representing a decrease of $17,808,217. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of June 30, 2013, the Bank’s Tier 1 leverage ratio was 9.76%, its Tier 1 risk-based capital ratio was 12.74% and the Bank’s total risk-based capital ratio was 14.00% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2013 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	58,854	(1,028)	-2%	9.42%	0.13%
+100	59,072	(810)	-1%	9.32%	0.03%
NC	59,882	-	-	9.29%	-
-100	61,081	1,199	2%	9.29%	0.00%
-200	66,050	6,168	10%	9.86%	0.57%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchase activity regarding its common stock during the Company’s second quarter ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	1,172	$ 9.72	1,172	175,512
May 1, 2013 to May 31, 2013	888	$ 9.91	888	174,624
June 1, 2013 to June 30, 2013	-	-	-	174,624
Total	2,060	$ 9.80	2,060

(1)

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income (Loss) Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350

101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

**Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 9, 2013
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 9, 2013
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)