Form 10-Q
period 2013-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2013-11-07
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2013
Common Stock, Par Value $0.10 per share	2,732,431 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	9/30/13	12/31/12
Cash	$8,150,691	$3,360,102
Interest-bearing deposits in other financial institutions	21,926,683	38,303,303
Cash and cash equivalents	30,077,374	41,663,405
Available-for-sale securities	105,870,922	101,980,644
Held-to-maturity securities	84,188	181,042
Stock in Federal Home Loan Bank, at cost	2,909,100	3,805,500
Mortgage loans held for sale	1,108,314	2,843,757
Loans receivable, net of allowance for loan losses of September 30, 2013 - $8,472,838 - December 31, 2012 - $8,740,325	458,486,044	465,531,973
Accrued interest receivable:
Loans	1,500,552	1,674,814
Investments and interest-bearing deposits	321,150	380,555
Prepaid expenses and other assets	5,652,181	6,228,173
Prepaid FDIC deposit insurance premiums	-	1,438,636
Foreclosed assets held for sale	3,875,903	4,529,727
Premises and equipment, net	11,010,376	11,286,410
Bank owned life insurance	13,949,946	13,657,480
Income taxes receivable	521,565	910,174
Deferred income taxes	5,135,420	4,319,928
	$640,503,035	$660,432,218

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$510,723,980	$500,014,715
Federal Home Loan Bank advances	52,950,000	68,050,000
Securities sold under agreements to repurchase	10,000,000	25,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	482,746	152,867
Accrued expenses and other liabilities	954,644	481,382
Accrued interest payable	262,892	399,684
	590,839,262	609,563,648

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding at September 30, 2013 and December 31, 2012 - 12,000 shares	11,935,162	11,789,276
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2013 and December 31, 2012 - 6,783,603 and 6,781,803 shares, respectively	678,360	678,180
Common stock warrants; December 31, 2012 - 459,459 shares	-	1,377,811
Additional paid-in capital	57,619,722	58,267,529
Retained earnings, substantially restricted	42,594,785	39,324,292
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes	(1,939,925)	800,826
	110,888,104	112,237,914
Treasury stock, at cost; September 30, 2013 and December 31, 2012 - 4,051,172 and 4,056,862 shares, respectively	(61,224,331)	(61,369,344)
	49,663,773	50,868,570
	$640,503,035	$660,432,218

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Interest Income
Loans	$5,866,225	$6,385,397	$17,747,071	$19,119,392
Investment securities	452,645	421,453	1,352,102	1,304,804
Other	31,025	39,654	137,163	134,589
	6,349,895	6,846,504	19,236,336	20,558,785
Interest Expense
Deposits	717,324	1,006,771	2,209,918	3,195,561
Federal Home Loan Bank advances	311,210	388,323	987,754	1,156,042
Subordinated debentures	134,474	139,313	403,146	418,679
Other	66,700	168,777	338,397	515,302
	1,229,708	1,703,184	3,939,215	5,285,584
Net Interest Income	5,120,187	5,143,320	15,297,121	15,273,201
Provision for Loan Losses	200,000	2,600,000	850,000	5,600,000
Net Interest Income After
Provision for Loan Losses	4,920,187	2,543,320	14,447,121	9,673,201
Noninterest Income
Service charges	299,708	292,221	853,542	816,564
Gain on sale of investment securities	14,149	30,610	219,132	137,715
Gain on sale of loans	262,210	506,593	1,286,229	1,344,002
Gain on sale of state low-income housing tax credits	-	281,561	1,441,012	281,561
Loss on foreclosed assets held for sale	(27,643)	(1,033,421)	(175,746)	(1,205,301)
Other income	327,674	298,899	956,241	889,482
	876,098	376,463	4,580,410	2,264,023
Noninterest Expense
Salaries and employee benefits	2,257,469	2,336,622	6,922,577	6,953,594
Occupancy	437,879	416,432	1,313,772	1,212,920
FDIC deposit insurance premiums	141,089	119,400	424,725	546,489
Prepayment penalty on securities sold under agreements to repurchase	-	-	1,510,000	-
Data processing	164,719	141,714	518,854	416,116
Advertising	106,251	75,000	318,753	225,000
Other expense	903,045	1,013,811	2,959,708	2,699,220
	4,010,452	4,102,979	13,968,389	12,053,339
Income (Loss) Before Income Taxes	1,785,833	(1,183,196)	5,059,142	(116,115)
Provision (Credit) for Income Taxes	439,847	(466,108)	1,192,763	(577,870)
Net Income (Loss)	1,345,986	(717,088)	3,866,379	461,755
Preferred Stock Dividends and Discount Accretion	198,630	198,630	595,890	877,931
Net Income (Loss) Available to Common Shareholders	$1,147,356	$(915,718)	$3,270,489	$(416,176)

Basic Income (Loss) Per Common Share	$0.42	$(0.34)	$1.20	$(0.15)
Diluted Income (Loss) Per Common Share	$0.41	$(0.34)	$1.16	$(0.15)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
NET INCOME (LOSS)	$1,345,986	$(717,088)	$3,866,379	$461,755
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(26,465)	621,689	(4,131,266)	966,415
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(14,149)	(30,610)	(219,132)	(137,715)
Total other items in comprehensive income (loss)	(40,614)	591,079	(4,350,398)	828,700
Income tax expense (credit) related to other items of comprehensive income	(15,027)	218,699	(1,609,647)	306,619
Other comprehensive income (loss)	(25,587)	372,380	(2,740,751)	522,081
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,320,399	$(344,708)	$1,125,628	$983,836

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	3,866,379	-	3,866,379
Change in unrealized appreciation depreciation) on available-for-sale securities, netof income taxes	-	-	-	-	-	-	(2,740,751)	(2,740,751)
Preferred stock discount accretion	145,886	-	-	-	-	(145,886)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	(450,000)	-	(450,000)
Common stock warrants repurchased	-	-	(1,377,811)	(625,439)	-	-	-	(2,003,250)
Stock award plans	-	-	-	(31,597)	250,795	-	-	219,198
Stock options exercised	-	180	-	9,229	-	-	-	9,409
Treasury stock purchased	-	-	-	-	(105,782)	-	-	(105,782)
Balance, September 30, 2013	$11,935,162	$678,360	$-	$57,619,722	$(61,224,331)	$42,594,785	$(1,939,925)	$49,663,773

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	9/30/2013	9/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,866,379	$461,755
Items not requiring (providing) cash:
Deferred income taxes	794,155	(86,811)
Depreciation	619,530	537,986
Provision for loan losses	850,000	5,600,000
Gain on loans and investment securities	(1,505,361)	(1,481,717)
Loss on sale of foreclosed assets held for sale	80,957	1,211,718
Gain on sale of state low-income housing tax credits	(1,441,012)	(281,561)
Amortization of deferred income, premiums and discounts	480,426	470,945
Stock award plan expense	219,199	219,732
Origination of loans held for sale	(44,234,389)	(57,474,261)
Proceeds from sale of loans held for sale	47,131,305	58,155,072
Release of ESOP shares	-	129,213
Increase in cash surrender value of bank owned life insurance	(292,466)	(285,142)
Changes in:
Prepaid FDIC deposit insurance premiums	1,438,636	517,612
Accrued interest receivable	233,667	70,853
Prepaid expenses and other assets	575,992	584,054
Accounts payable and accrued expenses	336,470	247,274
Income taxes receivable	388,609	(596,444)
Net cash provided by operating activities	9,542,097	8,000,278
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	5,968,759	11,126,480
Principal payments on held-to-maturity securities	96,854	29,293
Principal payments on available-for-sale securities	8,840,250	10,607,814
Proceeds from maturities of available-for-sale securities	9,000,000	1,000,000
Purchase of premises and equipment	(343,496)	(471,155)
Purchase of available-for-sale securities	(50,890,798)	(53,279,303)
Proceeds from sale of available-for-sale securities	24,628,847	24,808,516
Proceeds from maturities of interest-bearing deposits	-	5,587,654
Redemption of Federal Home Loan Bank stock	896,400	41,400
Purchase of bank owned life insurance	-	(2,500,000)
Proceeds on sale of state low-income housing tax credits	1,441,012	281,561
Proceeds from sale of foreclosed assets held for sale	844,524	3,337,207
Net cash provided by investing activities	482,352	569,467
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	29,026,691	10,680,780
Net decrease in certificates of deposit	(18,317,426)	(1,887,125)
Net decrease of securities sold under agreements to repurchase	(15,000,000)	-
Repayments of FHLB advances	(15,100,000)	-
Stock options exercised	9,408	12,388
Repayment of preferred stock	-	(5,000,000)
Repurchase of common stock warrants	(2,003,250)	-
Advances from borrowers for taxes and insurance	329,879	312,074
Cash dividends paid on preferred stock	(450,000)	(594,445)
Treasury stock purchased	(105,782)	(25,736)
Net cash provided by (used in) financing activities	(21,610,480)	3,497,936
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,586,031)	12,067,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,663,405	26,574,082
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,077,374	$38,641,763

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2013
Equity Securities	$102,212	$6,640	$(21,207)	$87,645
Debt Securities:
U. S. government agencies	38,811,258	6,082	(1,238,748)	37,578,592
Municipals	13,908,184	21,746	(570,508)	13,359,422
Corporates	989,707	-	(4,680)	985,027
Government sponsored mortgage-backed securities	55,138,807	446,536	(1,725,107)	53,860,236
	$108,950,168	$481,004	$(3,560,250)	$105,870,922

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Municipals	10,212,376	250,269	(84,456)	10,378,189
Corporates	1,839,976	67,889	-	1,907,865
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
	$100,709,492	$1,824,919	$(553,767)	$101,980,644

Maturities of available-for-sale debt securities as of September 30, 2013:

	Amortized Cost	Approximate Fair Value
1-5 years	$14,794,810	$14,626,622
6-10 years	30,073,248	28,849,588
Over 10 years	8,841,091	8,446,831
Government sponsored mortgage-backed securities not due on a single maturity date	55,138,807	53,860,236
	$108,847,956	$105,783,277

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$84,188	$3,875	$-	$88,063
	$84,188	$3,875	$-	$88,063

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
Debt Securities:
Government sponsored mortgage-backed securities	$181,042	$12,440	$-	$193,482

Maturities of held-to-maturity securities as of September 30, 2013:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$84,188	$88,063
	$84,188	$88,063

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $49,095,490 and $56,022,882 as of September 30, 2013 and December 31, 2012, respectively. The approximate fair value of pledged securities amounted to $47,751,211 and $57,384,685 as of September 30, 2013 and December 31, 2012, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $219,132 and $137,715 as of September 30, 2013 and September 30, 2012, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $81,079 and $50,955 as of September 30, 2013 and September 30, 2012, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012, was $86,897,001 and $30,121,495, respectively, which is approximately 82% and 29% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following tables show gross unrealized losses and approximate fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$26,720	$(21,207)	$26,720	$(21,207)
U. S. government agencies	35,825,183	(1,238,747)	-	-	35,825,183	(1,238,747)
Municipals	10,303,846	(536,812)	516,704	(33,696)	10,820,550	(570,508)
Corporates	985,026	(4,680)	-	-	985,026	(4,680)
Government sponsored mortgage-backed securities	32,685,494	(1,470,320)	6,554,028	(254,788)	39,239,522	(1,725,108)
	$79,799,549	$(3,250,559)	$7,097,452	$(309,691)	$86,897,001	$(3,560,250)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$39,930	$(31,604)	$39,930	$(31,604)
U. S. government agencies	7,298,687	(39,706)	-	-	7,298,687	(39,706)
Municipals	2,648,047	(76,318)	538,300	(8,138)	3,186,347	(84,456)
Government sponsored mortgage-backed securities	19,596,531	(398,001)	-	-	19,596,531	(398,001)
	$29,543,265	$(514,025)	$578,230	$(39,742)	$30,121,495	$(553,767)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2013 and December 31, 2012 include:

	September 30, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$93,413,523	$99,381,934
Multi-family	48,680,101	46,405,034
Real estate - construction	39,385,606	48,917,296
Real estate - commercial	171,855,505	167,760,850
Commercial loans	96,993,237	95,226,762
Consumer and other loans	16,847,615	16,716,858
Total loans	467,175,587	474,408,734
Less:
Allowance for loan losses	(8,472,838)	(8,740,325)
Deferred loan fees/costs, net	(216,705)	(136,436)
Net loans	$458,486,044	$465,531,973

Classes of loans by aging at September 30, 2013 and December 31, 2012 were as follows:

As of September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$59	$454	$513	$92,901	$93,414	$-
Multi-family	-	-	-	-	48,680	48,680	-
Real estate - construction	578	-	-	578	38,808	39,386	-
Real estate - commercial	4,320	-	-	4,320	167,535	171,855	-
Commercial loans	-	20	2,072	2,092	94,901	96,993	-
Consumer and other loans	116	13	-	129	16,719	16,848	-
Total	$5,014	$92	$2,526	$7,632	$459,544	$467,176	$-

As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$52	$4	$-	$56	$99,326	$99,382	$-
Multi-family	-	-	-	-	46,405	46,405	-
Real estate - construction	22	28	640	690	48,227	48,917	-
Real estate - commercial	-	352	-	352	167,409	167,761	-
Commercial loans	10	610	785	1,405	93,822	95,227	-
Consumer and other loans	57	-	-	57	16,660	16,717	-
Total	$141	$994	$1,425	$2,560	$471,849	$474,409	$-

Nonaccruing loans are summarized as follows:

	September 30, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$2,392,537	$2,280,856
Multi-family	-	-
Real estate - construction	5,473,379	6,274,241
Real estate - commercial	5,253,511	3,663,771
Commercial loans	5,229,846	2,793,457
Consumer and other loans	293,722	318,963
Total	$18,642,995	$15,331,288

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months and nine months ended September 30, 2013 and 2012:

Three months ended September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377
Provision charged to expense	571	(24)	(178)	(71)	(189)	(52)	143	$200
Losses charged off	(117)	-	(6)	-	-	(17)	-	$(140)
Recoveries	5	-	5	-	8	18	-	$36
Balance, end of period	$2,458	$2,002	$1,050	$220	$1,884	$216	$643	$8,473

Nine months ended September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	445	(329)	(138)	(64)	462	(15)	489	$850
Losses charged off	(555)	(186)	(140)	-	(373)	(70)	-	$(1,324)
Recoveries	43	-	12	-	106	46	-	$207
Balance, end of period	$2,458	$2,002	$1,050	$220	$1,884	$216	$643	$8,473

Three months ended September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,368	$4,380	$1,574	$415	$3,997	$357	$35	$13,126
Provision charged to expense	732	(1,403)	(251)	(136)	2,901	(59)	816	$2,600
Losses charged off	(1,295)	(507)	(22)	-	(5,518)	(15)	-	$(7,357)
Recoveries	-	28	11	-	58	10	-	$107
Balance, end of period	$1,805	$2,498	$1,312	$279	$1,438	$293	$851	$8,476

Nine months ended September 30, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,508	$2,725	$1,735	$390	$1,948	$372	$935	$10,613
Provision charged to expense	576	692	(309)	(111)	4,894	(58)	(84)	$5,600
Losses charged off	(1,295)	(985)	(130)	-	(5,538)	(49)	-	$(7,997)
Recoveries	16	66	16	-	134	28	-	$260
Balance, end of period	$1,805	$2,498	$1,312	$279	$1,438	$293	$851	$8,476

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013 and December 31, 2012:

As of September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$1,135	$-	$1	$-	$826	$44	$-	$2,006
Ending balance: collectively evaluated for impairment	$1,323	$2,002	$1,049	$220	$1,058	$172	$643	$6,467
Loans:
Ending balance: individually evaluated for impairment	$5,474	$5,253	$2,463	$-	$5,230	$658	$-	$19,078
Ending balance: collectively evaluated for impairment	$33,912	$166,602	$90,951	$48,680	$91,763	$16,190	$-	$448,098

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$608	$180	$90	$-	$441	$48	$-	$1,367
Ending balance: collectively evaluated for impairment	$2,087	$2,167	$1,226	$284	$1,248	$207	$154	$7,373
Loans:
Ending balance: individually evaluated for impairment	$6,275	$5,673	$2,360	$-	$2,555	$414	$-	$17,277
Ending balance: collectively evaluated for impairment	$42,642	$162,088	$97,022	$46,405	$92,672	$16,303	$-	$457,132

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

The following table summarizes the recorded investment in impaired loans at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,046	$2,161	$-	$2,245	$2,271	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	277	277	-	5,015	5,575	-
Real estate - commercial	4,862	5,187	-	2,430	2,755	-
Commercial loans	1,100	1,403	-	318	689	-
Consumer and other loans	133	133	-	103	103	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$241	$241	$1	$115	$130	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	5,101	5,621	1,135	1,260	1,260	608
Real estate - commercial	-	-	-	3,243	3,243	180
Commercial loans	3,807	4,118	826	2,237	2,237	441
Consumer and other loans	280	280	44	311	311	48
Total
Real estate - residential mortgage:
One to four family units	$2,287	$2,402	$1	$2,360	$2,401	$90
Multi-family	-	-	-	-	-	-
Real estate - construction	5,378	5,898	1,135	6,275	6,835	608
Real estate - commercial	4,862	5,187	-	5,673	5,998	180
Commercial loans	4,907	5,521	826	2,555	2,926	441
Consumer and other loans	413	413	44	414	414	48
Total	$17,847	$19,421	$2,006	$17,277	$18,574	$1,367

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three months and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,782	$1	$2,601	$5
Multi-family	-	-	-	-
Real estate - construction	1,703	-	4,953	-
Real estate - commercial	5,091	4	4,273	18
Commercial loans	1,343	-	2,719	4
Consumer and other loans	123	-	151	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$599	$-	$106	$-
Multi-family	-	-	-	-
Real estate - construction	3,829	-	770	-
Real estate - commercial	-	-	9,085	-
Commercial loans	2,712	-	4,774	-
Consumer and other loans	252	-	417	-
Total
Real estate - residential mortgage:
One to four family units	$2,381	$1	$2,707	$5
Multi-family	-	-	-	-
Real estate - construction	5,532	-	5,723	-
Real estate - commercial	5,091	4	13,358	18
Commercial loans	4,055	-	7,493	4
Consumer and other loans	375	-	568	1
Total	$17,434	$5	$29,849	$28

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,028	$4	$1,807	$17
Multi-family	-	-	-	-
Real estate - construction	4,044	-	3,046	-
Real estate - commercial	4,458	40	4,626	49
Commercial loans	878	1	2,342	15
Consumer and other loans	107	-	230	11
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$296	$-	$334	$-
Multi-family	-	-	-	-
Real estate - construction	1,849	-	4,111	-
Real estate - commercial	748	-	7,800	-
Commercial loans	2,741	-	3,693	-
Consumer and other loans	310	-	316	-
Total
Real estate - residential mortgage:
One to four family units	$2,324	$4	$2,141	$17
Multi-family	-	-	-	-
Real estate - construction	5,893	-	7,157	-
Real estate - commercial	5,206	40	12,426	49
Commercial loans	3,619	1	6,035	15
Consumer and other loans	417	-	546	11
Total	$17,459	$45	$28,305	$92

At September 30, 2013, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended September 30, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	1	73,845	73,845
Real estate - commercial	-	-	-
Commercial loans	2	1,892,006	1,891,410
Consumer and other loans	-	-	-
Total	3	$1,965,851	$1,965,255

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended September 30, 2013:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	73,845	-	73,845
Real estate - commercial	-	-	-	-
Commercial loans	-	-	1,891,410	1,891,410
Consumer and other loans	-	-	-	-
Total	$-	$73,845	$1,891,410	$1,965,255

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

The following table presents the carrying balance of TDRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Real estate - residential mortgage:
One to four family units	$1,837,765	$1,653,934
Multi-family	-	-
Real estate - construction	5,665,630	6,229,201
Real estate - commercial	5,139,025	2,246,508
Commercial loans	4,579,444	1,851,099
Consumer and other loans	-	-
Total	$17,221,865	$11,980,742

The Bank has allocated $1,525,708 and $169,538 of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2013 and December 31, 2012, respectively.

There were two one to four family TDRs totaling $330,000 for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2013 and December 31, 2012:

September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$26,800	$161,855	$85,324	$48,258	$85,833	$16,054	$424,124
Special Mention	7,155	3,004	5,176	422	5,043	90	20,890
Substandard	866	6,996	2,914	-	3,766	704	15,246
Doubtful	4,565	-	-	-	2,351	-	6,916
Total	$39,386	$171,855	$93,414	$48,680	$96,993	$16,848	$467,176

December 31, 2012	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,775	$156,448	$94,209	$45,133	$88,230	$15,840	$435,635
Special Mention	6,868	4,976	1,636	1,272	2,255	93	17,100
Substandard	5,581	6,337	3,507	-	4,742	784	20,951
Doubtful	693	-	30	-	-	-	723
Total	$48,917	$167,761	$99,382	$46,405	$95,227	$16,717	$474,409

Note 5:   Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2012 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for the nine months ended September 30, 2013:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2013	174,500	167,000	$16.38
Granted	-	-	-
Exercised	(1,800)	-	5.23
Forfeited	(2,200)	(44,500)	16.86
Balance outstanding as of September 30, 2013	170,500	122,500	16.42
Options exercisable as of September 30, 2013	149,500	104,250	18.15

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended September 30, 2013 and 2012 was $31,923 and $40,056, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2013 and 2012 was $219,199 and $219,732, respectively. As of September 30, 2013, there was $99,815 of unrecognized compensation expense related to nonvested stock options and restricted stock awards, which will be recognized over the remaining vesting period.

In January 2013 and 2012, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested as of the date of the grant and thus, expensed in full on the date of the grant. The amount expensed was $116,032 and $110,009 for 2013 and 2012, respectively, which represents 16,576 shares of common stock at a market price of $7.00 at the date of grant in 2013 and 18,520 shares of common stock at a market price of $5.94 at the date of grant in 2012.

Note 6: Income (Loss) Per Common Share

	For three months ended September 30, 2013			For nine months ended September 30, 2013
	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$1,147,356	2,732,431	$0.42	$3,270,489	2,734,487	$1.20
Effect of Dilutive Securities		87,377			78,072
Diluted Income (Loss) Per Common Share	$1,147,356	2,819,808	$0.41	$3,270,489	2,812,559	$1.16

	For three months ended September 30, 2012			For nine months ended September 30, 2012
	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share
Basic Income (Loss) Per Common Share	$(915,718)	2,717,789	$(0.34)	$(416,176)	2,712,446	$(0.15)
Effect of Dilutive Securities		-			-
Diluted Income (Loss) Per Common Share	$(915,718)	2,717,789	$(0.34)	$(416,176)	2,712,446	$(0.15)

Stock options to purchase 155,000 of common stock were outstanding during the three and nine months ended September 30, 2013 but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares. Due to the Company’s net loss available to common shareholders for the three and nine month periods ended September 30, 2012, no potentially dilutive shares were included in the computation of diluted loss per common share.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$88	$-	$-	$88
Debt securities:
U.S. government agencies	-	37,579	-	37,579
Municipals	-	13,359	-	13,359
Corporate Bonds	-	985	-	985
Government sponsored mortgage-backed securities	-	53,860	-	53,860
Available-for-sale securities	$88	$105,783	$-	$105,871

December 31, 2012
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$71	$-	$-	$71
Debt securities:
U.S. government agencies	-	38,351	-	38,351
U.S. corporate	-	1,908	-	1,908
Municipals	-	10,378	-	10,378
Government sponsored mortgage-backed securities	-	51,273	-	51,273
Available-for-sale securities	$71	$101,910	$-	$101,981

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2013	$-	$-	$10,027	$10,027

December 31, 2012	$-	$-	$10,557	$10,557

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2013	$-	$-	$341	$341

December 31, 2012	$-	$-	$3,883	$3,883

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$8,563	Market Comparable	Discount to reflect realizable value	0%	-	33%	(11%)

Impaired loans	$1,465	Discounted cash flow	Discount rate		0%		(0%)

Foreclosed assets held for sale	$341	Market Comparable	Discount to reflect realizable value	0%	-	68%	(14%)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated statement of financial condition at amounts other than fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$30,077,374	$30,077,374	1
Held-to-maturity securities	84,188	88,063	2
Federal Home Loan Bank stock	2,909,100	2,909,100	2
Mortgage loans held for sale	1,108,314	1,108,314	2
Loans, net	458,486,044	462,162,369	3
Interest receivable	1,821,702	1,821,702	2
Financial liabilities:
Deposits	510,723,980	502,068,646	2
Federal Home Loan Bank advances	52,950,000	55,126,441	2
Securities sold under agreements to repurchase	10,000,000	10,049,450	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	262,892	262,892	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2012
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$41,663,405	$41,663,405	1
Held-to-maturity securities	181,042	193,482	2
Federal Home Loan Bank stock	3,805,500	3,805,500	2
Mortgage loans held for sale	2,843,757	2,843,757	2
Loans, net	465,531,973	475,374,676	3
Interest receivable	2,055,369	2,055,369	2
Financial liabilities:
Deposits	500,014,715	500,580,070	2
Federal Home Loan Bank advances	68,050,000	72,035,160	2
Securities sold under agreements to repurchase	25,000,000	25,114,464	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	399,684	399,684	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012.

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

Financial Condition

The Company’s total assets decreased $19,929,183 (3%) from $660,432,218 as of December 31, 2012, to $640,503,035 as of September 30, 2013.

Interest bearing deposits in other financial institutions decreased $16,376,620 (43%) from $38,303,303 as of December 31, 2012, to $21,926,683 as of September 30, 2013. The decrease is primarily due to the Company’s ability to utilize available cash to paydown $30.1 million of Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Available-for-sale securities increased $3,890,278 (4%) from $101,980,644 as of December 31, 2012, to $105,870,922 as of September 30, 2013. The increase is primarily due to purchases of $50.9 million offset by sales, maturities and principal payments received of $42.5 million. Also, after fiscal year end 2012, market interest rates on many debt securities increased, due to the dramatic increase in long-term Treasury rates, which in turn, caused the fair value of available-for-sale securities to decline by $4.4 million.

Net loans receivable decreased by $7,045,929 (2%) from $465,531,973 as of December 31, 2012, to $458,486,044 as of September 30, 2013. The Company experienced certain anticipated payoffs of various commercial real estate loans. During the period, commercial real estate loans increased $4,094,655 (2%). Also, commercial loans increased $1,766,475 (2%), permanent multi-family loans increased $2,275,067 (5%), construction loans decreased $9,531,690 (19%), loans secured by owner occupied one to four unit residential real estate decreased $5,968,411 (6%) and installment loans increased $130,757 (1%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $267,487 (3%) from $8,740,325 as of December 31, 2012 to $8,472,838 as of September 30, 2013. The allowance decreased due to net loan charge-offs of $1,117,487 exceeding provision for loan losses of $850,000 recorded during the period. The decline in the allowance is primarily due to the reduction in the reserves associated with the commercial real estate loan category. Although nonclassified and nonaccruing commercial real estate loans both increased during the nine month period, the allowance pertaining to this portfolio decreased by approximately $515,000 during the nine month period. First, the general component of the allowance declined due to reductions in the historical charge-off losses experienced over the prior year. Secondly, various specific reserves established on nonaccruing loans in the prior year were charged-off in 2013. Finally, after impairment analysis was performed, there was no specific allowance deemed necessary for one significant nonaccruing loan that was added during the third quarter of 2013.

The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2013 and December 31, 2012 was 1.81% and 1.84%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2013 and December 31, 2012 was 45.4% and 57.0%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio. See further discussions under “Results of Operations – Comparison of Three and Nine Month Periods Ended September 30, 2013 and 2012 – Provision for Loan Losses.”

Deposits increased $10,709,265 (2%) from $500,014,715 as of December 31, 2012, to $510,723,980 as of September 30, 2013. For the nine months ended September 30, 2013, checking and savings accounts increased by $29.0 million and certificates of deposit decreased by $18.3 million. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, both retail and commercial. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $15,100,000 (22%) from $68,050,000 as of December 31, 2012, to $52,950,000 as of September 30, 2013 due to scheduled maturities during the period.

Securities sold under agreements to repurchase decreased $15,000,000 (60%) from $25,000,000 as of December 31, 2012, to $10,000,000 as of September 30, 2013 due to a prepayment of $15 million incurring a prepayment penalty of $1.5 million during the second quarter. The prepayment will allow the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of approximately $390,000.

Stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) decreased $1,204,797 (2%) from $50,868,570 as of December 31, 2012, to $49,663,773 as of September 30, 2013. This is due to a few factors. First, the Company’s $3.3 million in net income after preferred stock dividends and accretion for the nine month period increased stockholder’s equity. However, other factors reduced stockholders’ equity. In May 2013, the Company completed a $2 million repurchase of the warrant issued to the United States Department of the Treasury in 2009 as part of its Troubled Asset Relief Program’s Capital Purchase Program. Also, as a result of increases in market interest rates on many debt securities during the nine month period, the Company’s unrealized gains (losses) on available-for-sale securities, net of income taxes, declined $2.7 million at September 30, 2013 as compared to December 31, 2012. On a per common share basis, stockholders’ equity decreased from $14.34 as of December 31, 2012 to $13.81 as of September 30, 2013.

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

	Three months ended 9/30/2013			Three months ended 9/30/2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$468,503	$5,866	4.97%	$485,063	$6,385	5.24%
Investment securities	110,524	453	1.63%	99,575	422	1.69%
Other assets	20,046	31	0.61%	28,639	40	0.56%
Total interest-earning	599,073	6,350	4.21%	613,277	6,847	4.44%
Noninterest-earning	35,292			41,795
	$634,365			$655,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$23,972	13	0.22%	$22,351	19	0.34%
Transaction accounts	298,927	395	0.52%	277,341	498	0.71%
Certificates of deposit	134,598	309	0.91%	154,280	490	1.26%
FHLB advances	52,950	312	2.34%	68,126	388	2.27%
Securities sold under agreements to repurchase	10,000	66	2.62%	25,000	169	2.69%
Subordinated debentures	15,465	134	3.44%	15,465	140	3.60%
Total interest-bearing	535,912	1,229	0.91%	562,563	1,704	1.21%
Noninterest-bearing	49,174			40,908
Total liabilities	585,086			603,471
Stockholders’ equity	49,279			51,601
	$634,365			$655,072
Net earning balance	$63,161			$50,714
Earning yield less costing rate			3.30%			3.24%
Net interest income, and net yield spread on interest earning assets		$5,121	3.39%		$5,143	3.34%
Ratio of interest-earning assets to interest-bearing liabilities		112%			109%

	Nine months ended 9/30/2013			Nine months ended 9/30/2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$465,391	$17,747	5.10%	$482,043	$19,119	5.30%
Investment securities	108,979	1,352	1.66%	95,711	1,305	1.82%
Other assets	31,604	137	0.58%	28,299	135	0.64%
Total interest-earning	605,974	19,236	4.24%	606,053	20,559	4.53%
Noninterest-earning	38,708			43,974
	$644,682			$650,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,037	41	0.23%	$22,050	64	0.39%
Transaction accounts	294,233	1,166	0.53%	273,921	1,594	0.78%
Certificates of deposit	138,653	1,003	0.97%	151,792	1,538	1.35%
FHLB advances	57,253	988	2.31%	68,076	1,156	2.27%
Securities sold under agreements to repurchase	17,088	338	2.64%	25,000	515	2.75%
Subordinated debentures	15,465	403	3.48%	15,465	419	3.62%
Total interest-bearing	546,729	3,939	0.96%	556,304	5,286	1.27%
Noninterest-bearing	47,328			39,985
Total liabilities	594,057			596,289
Stockholders’ equity	50,625			53,738
	$644,682			$650,027
Net earning balance	$59,245			$49,659
Earning yield less costing rate			3.28%			3.26%
Net interest income, and net yield spread on interest earning assets		$15,297	3.38%		$15,273	3.37%
Ratio of interest-earning assets to interest-bearing liabilities		111%			109%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2013 and 2012

Net income for the three and nine months ended September 30, 2013 was $1,345,986 and $3,866,379, respectively, compared to $(717,088) and $461,755 for the three and nine months ended September 30, 2012, respectively, which represents an increase in net income of $2,063,074 (288%) for the three month period, and an increase in net income of $3,404,624 (737%) for the nine month period.

Interest Income

Total interest income for the three and nine months ended September 30, 2013 decreased $496,609 (7%) and $1,322,449 (6%), respectively, as compared to the three and nine months ended September 30, 2012. For the three and nine month periods ended September 30, 2013 compared to the same periods in 2012, the average yield on interest earning assets decreased 23 basis points to 4.21% and 29 basis points to 4.24%, while the average balance of interest earning assets decreased $14,204,000 for the three month period and decreased $79,000 for the nine month period. The Company’s decrease in the average yield on interest earning assets was primarily due to the decline in loan balances for each period compared to the prior year period. Also, strong competition is causing a reduction in rates for new credits as well as maintaining existing credit relationships.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2013 decreased $473,476 (28%) and $1,346,369 (25%), respectively, when compared to the three and nine months ended September 30, 2012. For the three and nine month periods ended September 30, 2013 compared to the same periods in 2012, the average cost of interest bearing liabilities decreased 30 basis points to 0.91% and 31 basis points to 0.96%, respectively, while the average balance of interest bearing liabilities decreased $26,651,000 for the three month period and decreased $9,575,000 for the nine month period when compared to the same periods in 2012. The primary reason for the significant decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances. Also, the Company has reduced its FHLB advances and securities sold under agreements to repurchase during 2013.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2013 decreased $23,133 (0%) and increased $23,920 (0%), respectively, when compared to the same periods in 2012. For the three and nine month periods ended September 30, 2013, the net interest margin increased 5 basis points to 3.39% and increased 1 basis point to 3.38%, respectively, when compared to the same periods in 2012.

Provision for Loan Losses

Based on its internal analysis and methodology, management recorded a provision for loan losses of $200,000 and $850,000 for the three months and nine months ended September 30, 2013, respectively, compared to $2,600,000 and $5,600,000 for the same periods in 2012. The provision for the 2012 periods relates to additional reserves determined necessary on a large loan relationship in which a fraud scheme was uncovered. This fraud scheme related to the borrower’s investment portfolio that was a significant portion of the collateral securing the credits as well as providing liquidity to operate other business ventures of the borrower in which the Company had a security interest.

Generally, the overall decrease in the provision for loan losses for the period presented have resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, and an overall decrease in the loan portfolio. Despite growing nonperforming loan balances during the fiscal year 2013, the Company has experienced a significant decline in overall loan balances as of September 30, 2013, as compared to December 31, 2012 (a decline of $7.2 million or 2%). The Company has also experienced lower reserve requirements on newly classified nonperforming credits during the quarter ended September 30, 2013 and this is reflected in a lower provision requirement for the three and nine months ended September 30, 2013, as compared to the same period in 2012.The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management of the Company may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition.”

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

Noninterest Income

Noninterest income increased $499,635 (133%) and $2,316,387 (102%) for the three months and nine months ended September 30, 2013, respectively, when compared to the three months and nine months ended September 30, 2012. For the three month period, the Company experienced a reduction in losses on foreclosed assets for sale compared to the prior year quarter. Losses of $28,000 were recognized during the quarter compared to $1.0 million recognized during the prior year quarter. Offsetting this improvement was a reduction in gains on sales of loans and tax credits. The Company recognized no gains on sales of tax credits for the quarter, however, recorded gains on sales of tax credits of $282,000 during the prior year quarter. Also, due to increasing mortgage rates, fixed-rate mortgage volume declined resulting in a $244,000 reduction of income from sales of loans compared to the prior year quarter.

For the nine month period compared to the same period in 2012, the increase was primarily due to reductions in losses recognized on foreclosed assets held for sale of $1.0 million and an increase in gains on tax credit assets of $1.2 million. The Company receives federal and state tax credits in connection with purchases of investments in low-income housing limited partnerships and utilizes them to reduce annual income taxes due. The Company’s investment strategy is to utilize these credits to reduce annual income taxes due and only consider a sale of the tax credits in special circumstances. Tax credits sold during the nine months ended September 30, 2013 were executed in connection with a prepayment of a repurchase agreement further discussed below.

Noninterest Expense

Noninterest expense decreased $92,527 (2%) and increased $1,915,050 (16%) for the three months and nine months ended September 30, 2013 when compared to the same periods in 2012. For the three month period, expenses declined primarily due to the reduction in legal expenses associated with problem assets. Legal expense declined $97,000 during the quarter as compared to the same quarter in 2012. For the nine month period, the increase in expense is primarily due to a $1.5 million prepayment penalty incurred on the prepayment of a repurchase agreement in May 2013. Also, another factor was a charge of $231,000 during the first quarter of 2013 relating to losses on three customer deposit accounts.

Provision for Income Taxes

The increase in the provision for income taxes is a direct result of the Company’s increased taxable income for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2013 and December 31, 2012 was 45.4% and 57.0%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2013, were $22.2 million or 3.46 % of total assets as compared to $21.7 million, or 3.28% of total assets at December 31, 2012. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2013	12/31/2012	12/31/2011
Nonperforming loans	$18,643	$15,331	$17,002
Real estate acquired in settlement of loans	3,876	4,530	10,012
Total nonperforming assets	$22,519	$19,861	$27,014

Total nonperforming assets as a percentage of total assets	3.52%	3.01%	4.17%
Allowance for loan losses	$8,473	$8,740	$10,613
Allowance for loan losses as a percentage of gross loans	1.81%	1.83%	2.17%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $30,077,374 as of September 30, 2013 and $41,663,405 as of December 31, 2012, representing a decrease of $11,586,031. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2013, the Bank’s Tier 1 leverage ratio was 10.23%, its Tier 1 risk-based capital ratio was 12.88% and the Bank’s total risk-based capital ratio was 14.13% - all exceeding the minimums of 5%, 6% and 10%, respectively.

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

On September 27, 2013, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register a firm commitment public offering of its Common Stock pursuant to which the Company would raise up to $23.0 million (the “Public Offering”). The net proceeds of the offering, if consummated, would be used to repurchase all of the Series A Preferred Stock currently outstanding, and to use the remainder for working capital and for general corporate purposes, including to support organic growth and, potentially, acquisitions in the future to expand the Company’s market area or product offerings. The repurchase of all of the Series A Preferred Stock would be effected through the exercise of the redemption right that we have under the terms of the Series A Preferred Stock. There can be no assurance that the Company will complete the Public Offering.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2013 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	58,754	(2,158)	-3.5%	9.41%	-0.03%
+100	59,295	(1,616)	-2.7%	9.36%	-0.09%
NC	60,911	-	-	9.45%	-
-100	62,242	1,331	2.2%	9.47%	0.02%
-200	67,443	6,532	10.7%	10.07%	0.62%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

The Company’s business and operations are subject to, and may be adversely affected by, certain risks and uncertainties. Before making an investment decision, you should carefully consider the risks and uncertainties described below and information included or incorporated by reference in this report. The risks described below are not the only ones we face in our business. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently believe to be immaterial also may impair our business operations.  If any of the following risks or uncertainties are realized, our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects could be materially and adversely affected and the market price of our common stock could decline significantly and you could lose some or all of your investment.

Risk Factors Related to Our Business

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

Since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels, and some businesses have experienced difficulty in remaining profitable. Likewise, many local governments have been experiencing lower tax revenues, impacting their ability to cover costs. Unemployment also generally increased during this period and remains at elevated levels. For the past few years, the financial services industry has generally been affected by significant declines in the values of many significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans.

As a result of these economic conditions, the Bank experienced declines in the performance of its loans from historical norms. In addition, these economic conditions have also resulted in a decline of the values of real estate collateral supporting many of the Bank’s loans, and this decline may continue. If the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve or declines further, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate lending comprises a significant portion of our lending business. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and in the past several years our market areas have experienced a general weakening in real estate valuations. Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States in recent years also affected the commercial real estate market. Our operations are heavily concentrated in Greene and Christian Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa and Ozark, Missouri (our “Market Area”). In our Market Area, we generally experienced a downturn in credit performance by our commercial real estate loan customers in recent years relative to historical norms, and despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

Rapidly changing interest rate environments could reduce net interest margin and otherwise negatively impact our results of operations.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are the key drivers of the Company’s net interest margin and are subject to many factors beyond the control of management. As interest rates change, our net interest income is affected. Rapid increases in interest rates in the future could result in our interest expense increasing faster than interest income because of mismatches in the maturities of the Company’s assets and liabilities. Furthermore, substantially higher rates generally reduce loan demand and may result in slower loan growth for us. Decreases or increases in interest rates could have a negative effect on the spreads between our interest rates earned on assets and our rates of interest paid on liabilities, and therefore decrease our net interest income.

Interest rate changes may affect borrowers’ repayment schedules, negatively impacting our financial condition.

Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain of our loans as borrowers refinance at lower rates. Fluctuation in interest rates may therefore change borrowers’ timing of repayment, or ability to repay, loans, which could have a material adverse impact on our financial condition.

Changes in interest rates could negatively impact our nonperforming assets, decreasing net interest income.

Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in our nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

The financial condition of the Bank’s customers and borrowers could adversely affect the Bank’s liquidity.

Two of the Bank’s primary source of funds are customer deposits and loan repayments. Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Customer deposit levels may be affected by a number of factors, including both the national market and the local competitive interest rate environment, local and national economic conditions, natural disasters and other various events.

A decrease in cash flows from our investment portfolio may adversely affect our liquidity.

Another primary source of liquidity for the Bank is cash flows from investment instruments. Cash flows from the investment portfolio may be affected by changes in interest rates, resulting in excessive levels of cash flow during periods of declining interest rates and lower levels of cash flow during periods of rising interest rates. These changes may be beyond our control and could significantly influence our available cash.

Difficult U.S. economic conditions could adversely affect the Company’s ability to borrow or raise capital.

As discussed above, since late 2007, the U.S. economy has experienced challenging economic conditions. As a result of such market conditions, the Company’s stock prices have generally been negatively affected over this time period, and the ability of the Company to raise capital or borrow in the debt markets has become more difficult than it had been prior to 2007. If we cannot raise additional capital when needed or desired, our ability to continue or expand our operations could be materially impaired and our financial condition and liquidity could be materially adversely affected.

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

As a community bank, liquidity issues have been particularly acute for the Bank, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks, including the Bank, generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, results of operations and financial condition.

If the Company is required to rely on secondary sources of liquidity, those sources may not be immediately available.

The Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the Federal Home Loan Bank advances, brokered deposits and federal funds lines of credit from correspondent banks. The Company may also pledge investments as collateral to borrow money from third parties. In certain cases, the Company may sell investment instruments for sizable losses to meet liquidity needs, reducing net income. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity needs.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than the Company and are not subject to the same regulatory restrictions as the Company is subject. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services. In addition, challenging economic conditions have resulted in an increase in competition for the Bank with other depository institutions for deposits and quality loans.

Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower as we try to meet our competitors’ terms and pricing. Any of these results could have a material adverse effect on its ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending activities.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues, net income and growth plans.

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. None of our employees, including those who comprise our key management team on whom we rely to operate the Company successfully and to grow it, are subject to employment contracts with us. Such employees are at-will and thus are not restricted from terminating their employment with us. The loss of key management and staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting, hiring, and training expenses, resulting in lower net income.

The Company is subject to extensive regulation that can limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the MDF and FDIC. The Company’s regulatory compliance is costly. The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth. The laws and regulations applicable to the banking industry can change at any time, and the Company cannot predict the effects of these changes on its business. To the extent activities of the Company and/or the Bank are restricted or limited by regulation or regulators’ supervisory authority, the Company’s future profitability may be adversely affected.

Financial reform legislation will, among other things, tighten capital standards, has created a new Consumer Financial Protection Bureau and has resulted and will result in new regulations that have already increased and are expected to further increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities although some new regulations are already effective. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts on us.

The levels of capital and liquidity with which the Company must operate may be subject to more stringent capital requirements, as described in more detail below.

Another aspect of the Dodd-Frank Act that may adversely affect the Company is that it allows financial institutions to pay interest on business checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a Bureau of Consumer Financial Protection as a new independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. These and other provisions of the Dodd-Frank Act may impose significant additional costs on the Company, impede its growth opportunities and place it at a competitive disadvantage.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.

Our management is actively reviewing the provisions of the Basel III Rules. The application of the more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were unable to comply with such requirements. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

Management’s analysis of the necessary funding for the allowance for loan loss account may be incorrect or may suddenly change resulting in lower earnings.

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to stockholders and regulators. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Although management believes that the current allowance for loan/lease losses is adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, the Company cannot predict loan losses with certainty, and the Company cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to fund the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of the Company’s allowance for loan losses may adversely affect our business, financial condition and results of operations.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share.

The dividends declared on the Series A Preferred Stock, reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock also receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Though we intend to redeem the Series A Preferred Stock prior to February 14, 2014, when dividends increase to 9% per annum, there can be no assurance that we will receive the necessary approvals to redeem the Series A Preferred Stock prior to that date or ever.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to encrypt and protect customer transaction data. Any interruption in, or breach of security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are dependent upon outside third parties for processing and handling of our records and data.

We rely on third-party service providers for a substantial portion of our communications, information, operating and financial control systems technology. While we have selected these third-party vendors carefully, we do not control their actions. If any of these third-party service providers experience financial, operational or technological difficulties, security breaches, or if there is any disruption in our relationships with them, we may be required to locate alternative sources for these services. There can be no assurance that we could negotiate terms as favorable to us or obtain services with similar functionality as we currently have without the expenditure of substantial resources. Any of these circumstances could have a material adverse effect on our business.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, such failures could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, including economic conditions specifically in our Market Area, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The effects of the monetary policies and regulations of the Federal Reserve upon our business, financial condition and results of operations cannot be predicted, but have had a significant effect on the operating results of commercial banks, including our Bank, in the past.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires us to make difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in our Market Area and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

The soundness of other financial institutions could negatively affect the Company.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions, including the Bank, are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

Our reputation could be damaged by negative publicity.

Reputational risk, or the risk to us from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan losses, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

Our compensation expense may increase substantially now that Treasury no longer owns the Series A Preferred Stock and we are no longer subject to certain restrictions moving forward.

As a result of our participation in the CPP, among other things, we were subject to Treasury’s standards for executive compensation and corporate governance for the period during which Treasury held any of our shares of Series A Preferred Stock.  These standards are set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009.  Except as noted below, because Treasury sold all of its shares of Series A Preferred Stock, we will no longer be subject to any restrictions on executive compensation that we may pay in the future or additional certification obligations beyond 2013 that were previously imposed on us as participants in the CPP. We do, however, remain subject to the administration of a restriction on the Chief Executive Officer’s previously awarded restricted stock and to the modified certification obligation to be satisfied in 2014 with respect to a portion of our fiscal 2013.  Due to the restrictions on executive compensation no longer being applicable coupled with this capital raise and the potential implementation of our intended growth strategy, our compensation expense for our executive officers and other senior employees, including expenses relating to the hiring of new employees to implement our growth strategy, may increase substantially.

Risks Related to Owning Our Common Stock

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

Although our common stock is listed for trading on the NASDAQ Global Market, it has a low average daily trading volume relative to many other stocks whose shares are also quoted on the NASDAQ Global Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common stock will increase in the future. Additionally, general market forces may have a negative effect on our stock price, independent of factors affecting our stock specifically.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

●	actual or anticipated quarterly fluctuations in our operating and financial results;

●	developments related to investigations, proceedings or litigation that involve us;
●	changes in financial estimates and recommendations by financial analysts;
●	dispositions, acquisitions and financings;
●	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;
●	fluctuations in the stock price and operating results of our competitors;
●	regulatory developments; and
●	developments related to the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock. Our common stock also has a low average daily trading volume relative to many other stocks, which may limit an investor’s ability to quickly accumulate or divest themselves of large blocks of our stock. This can lead to significant price swings even when a relatively small number of shares are being traded.

The Bank recently acted to terminate its Employee Stock Ownership Plan (ESOP), which may result in additional shares in the market.

The ESOP is a tax-qualified retirement plan sponsored and maintained by the Bank for the benefit of employees of the Company and the Bank. Effective as of December 31, 2012, the Bank’s board of directors approved the termination of the ESOP. Prior to distributing participant account balances held under the ESOP, the Bank allocated any unallocated shares held by the ESOP as of December 31, 2012. The Bank also submitted to the Internal Revenue Service an application for a determination letter in connection with the termination of the ESOP. By letter dated September 9, 2013, the Service indicated that, based upon the information contained in the Bank’s application, it had determined that the termination of the ESOP does not adversely affect its qualification for federal tax purposes. Based on the Service’s issuance of a favorable determination letter, the Bank is now proceeding to make distributions of all account balances held under the ESOP. As a result of such distribution, shares owned by participants will be freely tradable in the market, other than normal restrictions on employees and restrictions on sales by executive officers. The market value of our common stock could decline as a result of sales in the market by ESOP participants. See the risk factor immediately below.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

On September 27, 2013, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to register a firm commitment public offering of our common stock pursuant to which we would raise up to $23.0 million (the “Public Offering”). The net proceeds of the Public Offering, if consummated, would be used to repurchase all of our Series A Preferred Stock currently outstanding, and to use the remainder for working capital and for general corporate purposes, including to support organic growth and, potentially, acquisitions in the future to expand our market area or product offerings. If the Public Offering is completed, the shares of our common stock that we would sell would result in the dilution of our common stock that is owned by our current stockholders. These additional shares of our common stock coupled with the shares of common stock as a result of sales in the market by ESOP participants as described above, could result in a decline in the market price of our common stock. There can be no assurance that we will complete the Public Offering.

 Anti-takeover provisions could negatively impact our stockholders.

Provisions in our restated certificate of incorporation and bylaws, the General Corporation Law of the State of Delaware (the “DGCL”) and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include, but are not limited to: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding without prior Board approval; supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings; a requirement that only directors may fill a vacancy in our Board of Directors; supermajority voting requirements to remove any of our directors. Our restated certificate of incorporation also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal (subject to the voting rights of Series A Preferred Stock with respect to any such preferred stock ranking senior to the Series A Preferred Stock). In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (the “BHCA”) (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

There are restrictions on our ability to pay dividends on and repurchase our common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we historically paid cash dividends on our common stock, we were not required to do so. In the third quarter of 2008, our Board of Directors decided to suspend the payment of quarterly cash dividends on our common stock.

Our ability to pay dividends is limited by Delaware law, as well as regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligation to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank. If current or any future regulatory requirements are not met, the Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

The DGCL provides that dividends by a Delaware corporation may be paid only from: (1) “surplus” determined in the manner described in the DGCL, or (2) in case there is no “surplus,” net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends paid from the second source may not be paid unless the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets at current market value is intact.

Moreover, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:

●	the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

●	the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or

●	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. Furthermore, in the future if we default on certain of our outstanding debts or elect to defer interest payments on our trust preferred securities, we will be prohibited from making dividend payments on our common stock until such payments have been brought current.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.

Interest payments on the Company’s existing debentures must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

In addition, the Company has 12,000 shares of the Series A Preferred Stock issued and outstanding. So long as any of the Series A Preferred Stock remain outstanding, we generally may not declare or pay a dividend or other distribution on our common stock and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of our common stock, unless all accrued and unpaid dividends on the Series A Preferred Stock for all past dividend periods are paid in full.

Although the Company expects to be able to pay all required interest on the junior subordinated debentures and dividends on any Series A Preferred Stock, there is no guarantee that it will be able to do so.

Our common stock is equity and is subordinate to our and our subsidiaries' indebtedness and any preferred stock.

Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of our common stock rank junior to all current and future indebtedness and other nonequity claims on us with respect to assets available to satisfy claims on us, including in a liquidation of our company. We may incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock, if any, then outstanding.

Our Board of Directors is authorized to cause us to issue preferred stock, in one or more series, without any action on the part of our stockholders. If we issue shares of preferred stock that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue shares of preferred stock with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

We may be unable able to redeem our Series A Preferred Stock resulting in dilution of the common stock without the benefits of eliminating the Series A Preferred Stock.

Any redemption of the Series A Preferred Stock by the Company will require regulatory approval. There can be no assurance that the Company will receive all required regulatory approvals to permit us to redeem the Series A Preferred Stock. In such event, all of the shares of the Company’s common stock held by the stockholders will be diluted without obtaining the benefit of eliminating the Series A Preferred Stock and the Company will have far more current capital than it needs for the reasonably foreseeable future.

The voting limitation provision in our restated certificate of incorporation could limit your voting rights as a holder of our common stock.

Our restated certificate of incorporation provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares without prior Board approval. Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock might not be commensurate with your economic interest in our company.

To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing stockholders.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of the Bank we may need to limit or terminate cash dividends that can be paid to our stockholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and conditions in the capital markets at that time, and accordingly, we cannot provide assurance of our ability to raise capital on terms acceptable to us. In addition, if we decide to raise equity capital in the future, the interest of our stockholders could be diluted. Any issuance of common stock at prices below tangible book value would dilute the ownership of our current stockholders. In addition, the market price of our common stock could decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to serve as a source of strength to the Bank, pay dividends, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the third quarter ended September 30, 2013.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

**Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 7, 2013
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 7, 2013
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)