Form 10-K
period 2013-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2014-03-28
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

- or -

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to _____________________

Commission File Number:     0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:    (417) 520-4333

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

Large accelerated file	Accelerated filer ___	Non-accelerated filer
Smaller reporting company X

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2013 (the last business day of the registrant’s most recently completed second quarter) was $22.3 million. As of March 17, 2014 there were 4,260,025 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2013 Annual Report”) for the fiscal year ended December 31, 2013 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 28, 2014 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
PART I

1	Business	4

1A	Risk Factors	32

1B	Unresolved Staff Comments	40

2	Properties	40

3	Legal Proceedings	41

4	Mine Safety Disclosures	41
PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41

6	Selected Financial Data	41

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	42

7A	Quantitative and Qualitative Disclosures About Market Risk	42

8	Financial Statements and Supplementary Data	42

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

9A	Controls and Procedures	42

9B	Other Information	43
PART III

10	Directors, Executive Officers and Corporate Governance	44

11	Executive Compensation	44

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

13	Certain Relationships and Related Transactions, and Director Independence	46

14	Principal Accounting Fees and Services	46
PART IV

15	Exhibits and Financial Statement Schedules	47

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

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2013 Annual Report, which is incorporated herein by reference.

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

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa and Ozark, Missouri. There is a large regional health care presence with two large regional hospitals. There also are four accredited colleges and one major university. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has a Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 77% of our loan portfolio by value as of December 31, 2013. We were not immune to asset quality issues as a result of the very challenging economic environment and real estate market that began in 2008. This created loan losses over the last several years that were above historical levels. For example, in fiscal years 2009 and 2008, the Bank’s net charge-offs as a percentage of average loans was 1.86% and 0.70%, respectively, compared to pre-recession net charge-off percentages of 0.14%, 0.08% and 0.02% for fiscal years 2007, 2006 and 2005, respectively. Our nonperforming assets peaked at $42.1 million at June 30, 2012. We have made significant progress since then, having reduced nonperforming assets to $19.7 million at December 31, 2013. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$94,422	20%	$102,225	21%	$101,734	21%	$105,737	20%	$111,587	21%
Multi-family	46,188	10%	46,405	10%	43,166	9%	44,138	9%	35,904	7%
Construction	43,266	9%	48,917	10%	44,912	9%	63,308	12%	75,391	14%
Commercial real estate	179,079	38%	167,761	35%	194,856	39%	195,890	38%	196,727	36%
Total mortgage loans	362,955	77%	365,308	77%	384,668	78%	409,073	79%	419,609	77%
Commercial business loans	92,722	20%	95,227	20%	88,089	18%	85,428	16%	92,534	17%
Consumer loans	17,303	4%	16,717	4%	20,758	4%	23,426	5%	30,568	6%
Total consumer and other loans	110,025	23%	111,944	23%	108,847	22%	108,854	21%	123,102	23%
Total loans	472,980	100%	477,252	100%	493,515	100%	517,927	100%	542,711	100%
Less:
Deferred loan fees/costs, net	175		136		238		179		132
Allowance for loan losses	7,802		8,740		10,613		13,083		14,076
Total Loans, net	$465,003		$468,376		$482,664		$504,665		$528,503

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2013. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$10,393	$44,983	$39,046	$94,422
Multi-family	1,331	30,978	13,879	46,188
Construction	28,009	11,532	3,725	43,266
Commercial real estate	36,855	94,210	48,014	179,079
Commercial loans	39,786	37,374	15,562	92,722
Consumer loans	3,776	8,427	5,100	17,303
Total loans (1)	$120,150	$227,504	$125,326	$472,980
Less:
Deferred loan fees/costs				175
Allowance for loan losses				7,802
Loans receivable net				$465,003

(1) Includes mortgage loans held for sale of $623

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2013 of all loans due after December 2014, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$27,071	$56,958	$84,029	68%
Multi-family	28,131	16,726	44,857	37%
Construction	9,444	5,813	15,257	38%
Commercial real estate	66,818	75,406	142,224	53%
Commercial loans	18,093	34,843	52,936	66%
Consumer loans	1,289	12,238	13,527	90%
Total loans (1)	$150,846	$201,984	$352,830	57%

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

As of December 31, 2013, $94.4 million or 20% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2013, $46.2 million or 10% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $18.3 million as of December 31, 2013, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2013, construction loans totaled $43.3 million or 9% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Commercial Real Estate Loans. As of December 31, 2013, the Bank has commercial real estate loans totaling $179.1 million or 38% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $18.3 million as of December 31, 2013, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2013, the Bank’s commercial real estate loan portfolio included approximately $11.6 million, or 2.4% of the Bank’s total loan portfolio, in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2013, the Bank has commercial business loans totaling $92.7 million or 20% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2013, the Bank has such loans totaling $17.3 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2013, the Bank has eight loans 90 days or more past due with a principal balance of $6,831,333 and eight loans between 30 and 89 days past due with an aggregate principal balance of $603,655. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$816	$2,281	$1,671	$3,120	$5,060
Multi-family	-	-	-	-	6,042
Construction	4,530	6,274	8,514	8,935	11,254
Commercial real estate	3,663	3,664	4,083	2,980	921
	9,009	12,219	14,268	15,035	23,277
Non-mortgage loans:
Commercial loans	6,776	2,793	2,377	7,743	5,640
Consumer and other loans	63	319	357	234	5,368
	6,839	3,112	2,734	7,977	11,008
Total non-accrual loans	15,848	15,331	17,002	23,012	34,285
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$15,848	$15,331	$17,002	$23,012	$34,285
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	3.41%	3.27%	3.52%	4.55%	6.49%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	2.56%	2.32%	2.62%	3.37%	4.65%

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

Non-Performing Assets	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
One to four family	$816	$2,281	$1,671	$3,120	$5,060
Multi-family	-	-	-	-	6,042
Construction	4,530	6,274	8,514	8,935	11,254
Commercial real estate	3,663	3,664	4,083	2,980	921
	9,009	12,219	14,268	15,035	23,277
Non-mortgage loans:
Commercial loans	6,776	2,793	2,377	7,743	5,640
Consumer and other loans	63	319	357	234	5,368
	6,839	3,112	2,734	7,977	11,008
Total non-accrual loans	15,848	15,331	17,002	23,012	34,285
Real estate and other assets acquired in settlement of loans	3,822	4,530	10,012	10,540	6,760
Total non-performing assets	$19,670	$19,861	$27,014	$33,552	$41,045

Total non-accrual loans as a percentage of net loans	3.41%	3.27%	3.52%	4.55%	6.49%
Total non-performing assets as a percentage of total assets	3.17%	3.01%	4.17%	4.91%	5.56%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$572	$484	$243	$855	$1,400

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2013.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	49	$8,954	19	$1,503	-	$-	68	$10,457
Multi-family	1	420	-	-	-	-	1	420
Construction	7	7,253	4	683	1	3,897	12	11,833
Commercial real estate	7	4,721	6	5,224	-	-	13	9,945
Commercial	43	9,161	12	2,738	4	2,201	59	14,100
Consumer and Other	2	107	5	453	-	-	7	560
Total loans	109	30,616	46	10,601	5	6,098	160	47,315
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	10	3,822	-	-	10	3,822
Total foreclosed assets	-	-	10	3,822	-	-	10	3,822
Total	109	$30,616	56	$14,423	5	$6,098	170	$51,137

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

As of December 31, 2013, the Bank's total allowance for loan losses was $7.8 million or 1.65% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $938,000 from December 31, 2012. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been identified and classified as impaired at December 31, 2012. Also, the Bank experienced a decline in loan balances during 2013 that has reduced allowance for loan loss reserve requirements. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2013, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Beginning balance	$8,740	$10,613	$13,083	$14,076	$16,728
Gross loan charge offs
Mortgage Loans:
One to four family	(139)	(265)	(966)	(906)	(1,256)
Multi-family	-	-	-	-	(556)
Construction	(879)	(1,335)	(2,381)	(3,893)	(690)
Commercial real estate	(277)	(985)	(2,744)	(373)	(37)
	(1,295)	(2,585)	(6,091)	(5,172)	(2,539)
Non-mortgage loans:
Commercial loans	(1,268)	(5,547)	(1,362)	(1,847)	(999)
Consumer and other loans	(164)	(73)	(322)	(366)	(6,229)
	(1,432)	(5,620)	(1,684)	(2,213)	(7,228)
Total charge offs	(2,727)	(8,205)	(7,775)	(7,385)	(9,767)
Recoveries
Mortgage Loans:
One to four family	23	25	45	25	24
Multi-family	-	-	-	-	-
Construction	50	28	77	10	163
Commercial real estate	-	94	221	12	-
	73	147	343	47	187
Non-mortgage loans:
Commercial loans	110	198	322	60	8
Consumer and other loans	56	37	1,290	1,085	20
	166	235	1,612	1,145	28
Total recoveries	239	382	1,955	1,192	215
Net loan charge-offs	(2,488)	(7,823)	(5,820)	(6,193)	(9,552)
Provision charged to expense	1,550	5,950	3,350	5,200	6,900
Ending balance	$7,802	$8,740	$10,613	$13,083	$14,076

Net charge-offs as a percentage of average loans, net	0.53%	1.68%	1.19%	1.25%	1.86%
Allowance for loan losses as a percentage of average loans, net	1.67%	1.88%	2.17%	2.65%	2.74%
Allowance for loan losses as a percentage of total non-performing loans	49%	57%	62%	57%	41%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$5,652	72%	$6,642	76%	$7,358	69%	$9,913	76%	$10,883	77%
Non-Mortgage Loans	2,150	28%	2,098	24%	3,255	31%	3,170	24%	3,193	23%
Total	$7,802	100%	$8,740	100%	$10,613	100%	$13,083	100%	$14,076	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2013, the Company has investment securities with an amortized cost of $101.8 million and an estimated fair value of $97.8 million. See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments. Based on the carrying value of these securities, $97.7 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2013, the Company sold $31.2 million in securities and recognized $219,845 of gain.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Corporates	990,663	3,609	-	994,272
Municipals	14,133,821	18,827	(660,021)	13,492,627
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	79,162	1,927	-	81,089
	$101,750,020	$305,408	$(4,281,654)	$97,773,774

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Corporates	1,839,976	67,889	-	1,907,865
Municipals	10,212,376	250,269	(84,456)	10,378,189
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	181,042	12,440	-	193,482
	$100,890,534	$1,837,359	$(553,767)	$102,174,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2011
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$-	$(39,950)	$62,262
Debt Securities:
U. S. government agencies	34,668,833	122,093	(64,264)	34,726,662
U. S. treasuries	2,037,168	5,469	-	2,042,637
Municipals	4,049,701	138,736	(44,038)	4,144,399
Government sponsored mortgage-backed securities	38,950,955	1,148,789	(10,826)	40,088,918
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	218,571	17,003	-	235,574
	$80,027,440	$1,432,090	$(159,078)	$81,300,452

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2013.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	16,697,391	1.19%	16,346,447
Due in five to ten years	22,547,532	3.52%	21,282,335
Due after ten years	9,078,426	3.87%	8,619,504
Equity securities not due on a single maturity date	102,212	0.00%	99,306
Government sponsored mortgage-backed securities not due on a single maturity date	53,324,459	4.12%	51,426,182
	$101,750,020	3.34%	$97,773,774

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
As of December 31, 2013
Equity Securities	$-	$-	$-	$-	$99,306	$99,306
Debt Securities:
U. S. government agencies	14,330,446	17,430,941	-	-	-	31,761,387
Corporates	994,272	-	-	-	-	994,272
Municipals	1,021,729	3,851,394	8,619,504	-	-	13,492,627
Government sponsored mortgage-backed securities	-	-	-	51,426,182	-	51,426,182
	$16,346,447	$21,282,335	$8,619,504	$51,426,182	$99,306	$97,773,774

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2013			2012			2011
	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits	Average Interest Rate	Amount	Percent of Total Deposits

NOW	0.35%	$86,601	18%	0.41%	$86,422	17%	0.56%	$81,805	17%
Savings	0.21%	23,726	5%	0.14%	23,660	5%	0.44%	21,296	4%
Money Market	0.47%	204,740	42%	0.63%	191,055	38%	0.77%	169,759	35%
Non-interest bearing demand	0.00%	48,678	10%	0.00%	48,863	10%	0.00%	56,315	12%
Total		363,745	75%		350,000	70%		329,175	68%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.58%	63,789	13%	1.01%	83,130	17%	1.53%	75,992	16%
12-23 months	0.87%	37,225	8%	1.08%	34,181	7%	1.58%	50,123	10%
24-35 months	1.26%	9,588	2%	1.23%	19,243	4%	1.51%	16,298	3%
36-47 months	1.44%	6,954	1%	1.68%	7,109	1%	1.81%	6,846	1%
48-59 months	1.38%	3,416	1%	1.51%	5,587	1%	1.87%	5,496	1%
60-71 months	1.42%	2,433	0%	1.47%	541	0%	1.66%	654	0%
72-95 months	1.44%	169	0%	1.44%	224	0%	0.00%	-	0%
Total		123,574	25%		150,015	30%		155,409	32%
Total Deposits		$487,319	100%		$500,015	100%		$484,584	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2013, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more). The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2013.

(Dollars in thousands)
As of December 31, 2013
Three months or less	$16,346
Over three through six months	7,303
Over six through twelve months	12,619
Over twelve months	24,673
Total	$60,941

Borrowings

The Company’s borrowings consist primarily of FHLB advances, Federal Reserve advances, issuances of junior subordinated debentures and securities sold under agreements to repurchase.

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

	As of December 31,
	2013	2012	2011
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$-	$15,700	$-
One to two years	-	-	15,700
Two to three years	250	250	-
Three to four years	-	-	250
Four to five years	50,000	-	-
Over five years	2,100	52,100	52,100
Total	$52,350	$68,050	$68,050

Weighted average rate at end of period	2.26%	2.23%	2.23%

For the period:
Average outstanding balance	$56,144	$68,050	$86,800
Weighted average interest rate	2.28%	2.23%	2.52%

Maximum outstanding as of any month end	$67,950	$68,050	$93,050

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2013	2012	2011
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.47%	3.60%	3.95%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had an outstanding balance of $3.0 million and the ability to borrow an additional $27.1 million as of December 31, 2013. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2012. The line is regarded by management as a contingency source of funds, and is not utilized in day to day operating activity except for planning.

Securities Sold Under Agreements to Repurchase

The Company borrowed $30.0 million under three structured repurchase agreements in January 2008. Interest is based on a fixed weighted average rate of 2.65% until maturity in January 2018. Beginning in February 2010, the counterparty, Barclay’s Capital, Inc., has the option to terminate the agreements on a quarterly basis until maturity. Prior to the stated maturity, the Company paid off one of these agreements in the amount of $5.0 million in November 2011 and an additional $15.0 million in May 2013.

The Company has pledged certain investment securities with a fair value of $12.1 million and $29.9 million as of December 31, 2013 and 2012, respectively, to these repurchase agreements.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment. Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2013 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2013 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2013	2012	2011

Common Dividend Payout Ratio	0%	0%	0%

Return on Average Assets	0.82%	0.30%	0.57%

Return on Average Equity	10.34%	3.67%	7.08%

Stockholders' Equity to Assets	8.12%	7.70%	8.36%

EPS Diluted	$1.58	$0.30	$1.01
Dividends on Common Shares	$-	$-	$-

Employees

As of December 31, 2013, the Bank had 134 full-time employees and 33 part-time employees. As of December 31, 2013, the Company had no salaried employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the FRB, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive and far reaching that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time. However, some provisions of the Dodd-Frank Act have impacted the Bank’s current and future operations, including but not limited to:

●	A new agency, the CFPB, was created to have authority with respect to new and existing consumer financial protection laws.
●	Modification to deposit insurance coverage.
●	Changes in the calculation of a bank’s deposit insurance assessments.
●

Increase in the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC to offset the effect of the increase on institutions with assets of less than $10 billion.

●	Repeal of the prohibition on payment of interest on demand deposits, thereby permitting banks to pay interest on business accounts.
●

Provide for new disclosure relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

●	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to most bank holding companies. See “New Capital Rules” below.
●	Enhance the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.
●	Require all bank holding companies to serve as a source of financial strength to their subsidiary banks in the event such subsidiaries suffer from financial distress.

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

New Capital Rules

In December 2010, the internal Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

●

introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

●

when fully phased in, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

●

an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies’ adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019. The implementation of the Basel III framework is to commence January 1, 2015. The Company has reviewed and will continue to evaluate the new Basel III regulatory capital requirements.

Volcker Rule

Effective April 15, 2014, the federal banking agencies have adopted regulations with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”

Trading in certain government obligations is not prohibited. These include, among others, obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.

The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but it does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans. The term “ownership interest” includes not only an equity interest or a partnership interest, but also an interest that has the right to participate in selection or removal of a general partner, managing member, director, trustee or investment manager or advisor; to receive a share of income, gains or profits of the fund; to receive underlying fund assets after all other interests have been redeemed; to receive all or a portion of excess spread; or to receive income on a pass-through basis or income determined by reference to the performance of fund assets. In addition, “ownership interest” includes an interest under which amounts payable can be reduced based on losses arising from underlying fund assets.

Activities eligible for exemptions include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions.

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

On November 12, 2009, the FDIC adopted a final rule to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment. The payment in the amount of $4,135,875 was made on December 30, 2009, which represents total premiums for these three years as estimated by the FDIC. The unamortized balance of $1,305,631 was reimbursed in full on June 30, 2013.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2013. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks. As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.00% of Federal Home Loan Bank advances. At December 31, 2013, the Bank had $2,885,100 in FHLB stock, which was in compliance with this requirement.

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

As of December 31, 2013, the Company met its minimum capital adequacy guidelines. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2013 Annual Report.

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

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 30 years of banking experience. Mr. Burke received a Bachelor of Science Degree from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.  He is a Board Member of the Springfield Area Chamber of Commerce and is currently Vice Chairman of Economic Development, a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce, and a Member of the Missouri Bankers Association Board serving on the Audit Committee.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company. He joined the Bank and the Company in August 2005. Mr. Peters has over 21 years of experience in the financial services and public accounting industries. He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University. He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants. He is also the past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri.

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

As of December 31, 2013, the age of these individuals was 50 for Mr. Burke, 44 for Mr. Peters, 60 for Mr. Mattson, 50 for Ms. Biser and 48 for Ms. Robeson.

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

Our loan/lease portfolio is comprised in part of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $363.0 million, or approximately 76.7% of our total loan/lease portfolio, as of December 31, 2013. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and in the past several years our market areas have experienced a general weakening in real estate valuations. Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States in recent years also affected the commercial real estate market. Our operations are heavily concentrated in Greene and Christian Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa and Ozark, Missouri (our “Market Area”). In our Market Area, we generally experienced a downturn in credit performance by our commercial real estate loan customers in recent years relative to historical norms. Despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets nationally and in our Market Area, and there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, including the support of personal guarantees, if any, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain of our loans as borrowers refinance at lower rates. Fluctuation in interest rates may therefore change borrowers’ timing of repayment of, or ability to repay, loans, which could have a material adverse impact on our financial condition.

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

Two of the Bank’s primary source of funds are customer deposits and loan repayments. Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Customer deposit levels may be affected by a number of factors, including the competitive interest rate environment in both the national market and our Market Area, local and national economic conditions, natural disasters and other various events.

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

Liquidity issues have been particularly acute for the Bank, as a community bank, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks, including the Bank, generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, results of operations and financial condition.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than the Company and are not subject to the same regulatory restrictions as the Company is subject. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services. In addition, challenging economic conditions nationally and in our Market Area have resulted in an increase in competition for the Bank with other depository institutions for deposits and quality loans.

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

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. None of our employees, including those who comprise our key management team on whom we rely to operate the Company successfully and to grow it, are subject to employment contracts with us. Such employees are at-will and thus are not restricted from terminating their employment with us. The loss of key management and staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting, hiring, and training expenses, resulting in lower net income. The lack of employment contracts with key employees could also have a material adverse impact on our ability to retain such employees to implement our acquisition strategy and therefore effectively use capital for such purposes.

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

Financial reform legislation has, among other things, tightened capital standards, resulted in the creation of a new Consumer Financial Protection Bureau and resulted in and will result in new regulations that have already increased and are expected to further increase our costs of operations.

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

The Dodd-Frank Act created a Consumer Financial Protection Bureau as a new independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. These and other provisions of the Dodd-Frank Act may impose significant additional costs on the Company, impede its growth opportunities and place it at a competitive disadvantage.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules on the Company is uncertain.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III capital framework issued rules effecting certain changes required by the Dodd-Frank Act. The Basel III framework is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III framework not only increases most of the required minimum regulatory capital ratios, but it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III framework also expands the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. The Basel III framework also permits banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III framework has maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.

Our management is actively reviewing the provisions of the Basel III framework. The application of the more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were unable to comply with such requirements. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

Management’s analysis of the necessary funding for the allowance for loan loss account may be incorrect or may suddenly change resulting in lower earnings.

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to stockholders and regulators. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Although management believes that the allowance for loan/lease losses as of December 31, 2013 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, the Company cannot predict loan losses with certainty, and the Company cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to fund the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of the Company’s allowance for loan losses may adversely affect our business, financial condition and results of operations.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share.

The dividends declared on the Series A Preferred Stock that the Company intends to attempt to redeem, reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock also receives preferential treatment in the event of liquidation, dissolution or winding up of the Company.  Though we intend to redeem the Series A Preferred Stock as soon as practicable, there can be no assurance that we will receive the necessary regulatory approvals to redeem the Series A Preferred Stock.

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

The effects of the monetary policies and regulations of the Federal Reserve upon our business, financial condition and results of operations in the future cannot be predicted, but have had a significant effect on the operating results of commercial banks, including our Bank, in the past.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2013, the fair value of our securities portfolio was approximately $97.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires us to make difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

As a result of our participation in the CPP, among other things, we were subject to Treasury’s standards for executive compensation and corporate governance for the period during which Treasury held any of our shares of Series A Preferred Stock.  These standards are set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009.  Except as noted below, because Treasury sold all of its shares of Series A Preferred Stock, we will no longer be subject to any restrictions on executive compensation that we may pay in the future or additional certification obligations beyond 2013 that were previously imposed on us as participants in the CPP. We do, however, remain subject to the administration of a restriction on the Chief Executive Officer’s previously awarded restricted stock and to the modified certification obligation to be satisfied in 2014 with respect to a portion of our fiscal 2013.  Due to the restrictions on executive compensation no longer being applicable and the potential implementation of our intended growth strategy, our compensation expense for our executive officers and other senior employees, including expenses relating to the hiring of new employees to implement our growth strategy, may increase substantially.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2013. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2014

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with legal counsel, management believes at this time that the outcome of any such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(b)     Proceedings Terminated During the Last Quarter of the Fiscal Year Covered by This Report

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2013 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2013.

Item 6. Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2013 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 18 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2013 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2013 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 19 to 59 of the 2013 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 18 of the 2013 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

 Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

Equity compensation plans approved by security holders	274,100	$16.37	95,323

Equity compensation plans not approved by security holders	15,000	19.62	-

Totals	289,100	$16.54	95,323

Description of Stock Plans Not Approved by Stockholders

2000 Stock Compensation Plan. During the year ended June 30, 2000, the directors of the Company established the 2000 Stock Compensation Plan (the “2000 SCP”) with both a stock award component and a stock option component for a term of ten years. A committee of the Bank’s Board of Directors (the “Committee”) administers the 2000 SCP and the 2001 SCP (discussed below). Stock options awarded under the 2000 SCP are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible under the 2000 SCP. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2000 SCP. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of the 2000 SCP, the committee awarded 7,125 restricted shares of the Company’s common stock. As of December 31, 2013, there are no restricted shares in the 2000 SCP that are not vested. Options to acquire 17,875 shares of the Company’s common stock have been granted under the 2000 SCP at an exercise price of $10.50 per share. The maximum number of shares of the Company’s common stock permitted to be awarded under the 2000 SCP (25,000) have been awarded. Previously issued awards or options which expire, become unexercisable, or are forfeited prior to their exercise may be granted as new awards or options under the 2000 SCP for the number of shares which were subject to such expired or forfeited awards or options.

2001 Stock Compensation Plan. During the year ended June 30, 2001, the directors of the Company established the 2001 Stock Compensation Plan (the “2001 SCP”) with both a stock award component and a stock option component for a term of ten years. Stock options awarded under the 2001 SCP are considered non-qualified for federal income tax purposes. Officers, directors and employees of the Company and its subsidiaries are eligible to receive awards under the 2001 SCP. Stock awards and stock options vest at the rate of 20% per year over a five year period and become fully vested in the event of a “change in control” as defined in the 2001 SCP. In addition, the price of the stock options may not be less than the market value of the Company’s common stock on the date of grant, and the stock options expire no later than ten years from the date of grant. Under the stock award component of the 2001 SCP, the Committee awarded 10,239 restricted shares of the Company’s common stock. As of December 31, 2013, all restricted shares in this plan are vested. Options to acquire 11,000 shares of the Company’s common stock have been granted under the 2001 SCP at a weighted-average exercise price of $23.23 per share. The maximum number of shares of the Company’s Common Stock permitted to be awarded under the 2001 SCP is 25,000 shares. Previously issued awards or options which expire, become exercisable, or are forfeited prior to their exercise may be granted as new awards or options under the plan for the number of shares which were subject to such expired or forfeited awards or options.

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

PART IV

Item 15. Exhibits and Financial Schedules

1.         The following financial statements and the report of independent registered public accounting firm included in the 2013 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this Report or incorporated herein by reference

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

10.1	1994 Stock Option Plan *(3)
10.2	Recognition and Retention Plan *(4)
10.3	1998 Stock Option Plan *(5
10.4	Restricted Stock Plan *(6)
10.5	Form of Change in Control Severance Agreement *(6)

10.6	2000 Stock Compensation Plan *(6)
10.7	2001 Stock Compensation Plan *(6)
10.8	2003 Stock Option Agreement *(8)
10.9	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(9)
10.10	2004 Stock Option Agreement dated March 9, 2004 between the Company and Shaun A. Burke *(10)
10.11	2004 Stock Option Plan *(11)
10.12	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *(15)
10.13	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *(16)
10.14	Form of Incentive Stock Option Agreement under the 1994 Stock Option Plan *(12)
10.15	Form of Non-Incentive Stock Option Agreement under the 1994 Stock Option Plan *(13)
10.16	Incentive Stock Option Agreement dated March 17, 2005 between the Company and Shaun A. Burke (issued pursuant to the 2001 Stock Option Plan) *(14)
10.19	Written Description of Compensatory Arrangement with Chief Operating Officer and Chief Financial Officer *(17)
10.20	Written Description of 2007 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(18)
10.21	Written Description of 2008 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(19)
10.22	Written Description of 2008 Executive Incentive Compensation Annual Plan-Chief Financial Officer *(20)
10.23	Letter Agreement dated January 30, 2009, including Securities Purchase Agreement – standard terms incorporated by reference therein, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of Series A Preferred Stock and the Warrant (24)
10.24	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (25)
10.25	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(26)
10.26	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(27)
10.27	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(28)
10.28	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Financial, Chief Lending and Chief Credit Officers (29)
10.29	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Operating Officer (30)
10.30	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(31)
10.31	Written Description of 2011 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(32)
10.32	Written Description of 2012 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(33)
10.33	Written Description of 2014 Employment Agreements and 2014 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(34)

11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2013 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2013 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

* Management contract or compensatory plan or arrangement

_____________________

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 3, 2007 and incorporated herein by reference.
(8)

Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 24, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(11)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(12)	Filed as Exhibit 4.2 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(13)	Filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Registrant on March 3, 1998 (SEC File No. 333-47241) and incorporated herein by reference.
(14)	Filed as Exhibit 10.16 to the Current Report on Form 8-K filed by the Registrant on March 22, 2005 (SEC File No. 0-23325) and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(17)	Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by the Registrant on March 31, 2006 and incorporated herein by reference.
(18)	Filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 filed by the Registrant on November 14, 2007 and incorporated herein by reference.

(19)	Filed as Exhibit 10.21 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(20)	Filed as Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on December 29, 2007 and incorporated herein by reference.
(21)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(22)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(23)	Filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(25)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(26)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(27)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(28)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(29)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(31)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(32)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(33)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(34)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 28, 2014	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	(Principal Executive Officer)	Date:	March 28, 2014
Date:	March 28, 2014

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Finanical Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 28, 2014
Date:	March 28, 2014
		By:	/s/ Don M. Gibson
By:	/s/ John Griesemer		Don M. Gibson
	John Griesemer		Chairman of the Board and Director
	Director	Date:	March 28, 2014
Date:	March 28, 2014
		By:	/s/ James L. Sivils, III
By:	/s/ Gregory V. Ostergren		James L. Sivils, III
	Gergory V. Ostergren		Director
	Director	Date:	March 28, 2014
Date:	March 28, 2014

By:	/s/ Kurt D. Hellweg
Kurt D. Hellweg
Director
Date:	March 28, 2014