Form 10-Q
period 2014-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2014-05-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2014
Common Stock, Par Value $0.10 per share	4,264,625 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	3/31/14	12/31/13
ASSETS
Cash and due from banks	$3,297,516	$3,453,032
Interest-bearing deposits in other financial institutions	45,945,197	8,850,168
Cash and cash equivalents	49,242,713	12,303,200
Available-for-sale securities	99,231,648	97,692,685
Held-to-maturity securities	74,483	79,162
Stock in Federal Home Loan Bank, at cost	2,836,900	2,885,100
Mortgage loans held for sale	550,430	623,432
Loans receivable, net of allowance for loan losses of March 31, 2014 - $7,761,135 - December 31, 2013 - $7,801,600	446,214,333	464,379,854
Accrued interest receivable:
Loans	1,352,451	1,462,881
Investments and interest-bearing deposits	310,880	389,760
Prepaid expenses and other assets	5,205,614	5,536,879
Foreclosed assets held for sale	3,900,416	3,821,976
Premises and equipment, net	10,793,326	10,886,720
Bank owned life insurance	14,135,245	14,043,697
Income taxes receivable	372,326	504,138
Deferred income taxes	4,859,752	5,278,651
	$639,080,517	$619,888,135

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$491,400,718	$487,318,939
FHLB and Federal Reserve advances	52,350,000	55,350,000
Securities sold under agreements to repurchase	10,000,000	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	240,573	149,668
Accrued expenses and other liabilities	1,120,227	998,934
Accrued interest payable	235,270	250,361
	570,811,788	569,532,902

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding March 31, 2014 and December 31, 2013 - 12,000 shares	12,000,000	11,983,790
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2014 and December 31, 2013 - 6,786,403 and 6,783,603 shares; respectively	678,640	678,360
Additional paid-in capital	50,646,959	57,655,031
Retained earnings, substantially restricted	44,824,701	43,769,485
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(1,698,683)	(2,506,248)
	106,451,617	111,580,418
Treasury stock, at cost; March 31, 2014 and December 31, 2013 - 2,526,278 and 4,051,248 shares, respectively	(38,182,888)	(61,225,185)
	68,268,729	50,355,233
	$639,080,517	$619,888,135

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	3/31/2014	3/31/2013
Interest Income
Loans	$5,867,558	$5,928,390
Investment securities	457,566	432,629
Other	34,940	58,402
	6,360,064	6,419,421
Interest Expense
Deposits	606,793	761,174
FHLB and Federal Reserve advances	295,691	368,675
Subordinated debentures	133,163	134,350
Other	65,250	163,955
	1,100,897	1,428,154
Net Interest Income	5,259,167	4,991,267
Provision for Loan Losses	200,000	400,000
Net Interest Income After
Provision for Loan Losses	5,059,167	4,591,267
Noninterest Income
Service charges	312,985	261,785
Gain on sale of investment securities	3,088	88,801
Gain on sale of loans	185,578	431,933
Net loss on foreclosed assets	(15,783)	(72,345)
Other income	331,825	309,594
	817,693	1,019,768
Noninterest Expense
Salaries and employee benefits	2,304,768	2,392,362
Occupancy	427,061	426,129
FDIC deposit insurance premiums	136,934	142,463
Data processing	160,786	169,260
Advertising	106,251	106,251
Other expense	1,208,804	1,189,135
	4,344,604	4,425,600
Income Before Income Taxes	1,532,256	1,185,435
Provision for Income Taxes	230,830	232,782
Net Income	1,301,426	952,653
Preferred Stock Dividends and Discount Accretion	246,210	198,630
Net Income Available to Common Shareholders	$1,055,216	$754,023

Basic Income Per Common Share	$0.33	$0.28
Diluted Income Per Common Share	$0.33	$0.25

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	3/31/2014	3/31/2013
NET INCOME	$1,301,426	$952,653
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,284,938	(382,151)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(3,088)	(88,801)
Total other items of comprehensive income (loss)	1,281,850	(470,952)
Income tax expense (benefit) related to other items of comprehensive income	474,285	(174,252)
Other comprehensive income (loss)	807,565	(296,700)
TOTAL COMPREHENSIVE INCOME	$2,108,991	$655,953

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$11,983,790	$678,360	$57,655,031	$(61,225,185)	$43,769,485	$(2,506,248)	$50,355,233
Net income	-	-	-	-	1,301,426	-	1,301,426
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	807,565	807,565
Preferred stock discount accretion	16,210	-	-	-	(16,210)	-	-
Preferred stock dividends	-	-	-	-	(230,000)	-	(230,000)
Stock award plans	-	280	(226,061)	377,312	-	-	151,531
Proceeds from issuance of common stock	-	-	(6,782,011)	22,664,985	-	-	15,882,974
Balance, March 31, 2014	$12,000,000	$678,640	$50,646,959	$(38,182,888)	$44,824,701	$(1,698,683)	$68,268,729

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	952,653	-	952,653
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	-	(296,700)	(296,700)
Preferred stock discount accretion	48,629	-	-	-	-	(48,629)	-	-
Preferred stock dividends	-	-	-	-	-	(150,000)	-	(150,000)
Stock award plans	-	-	-	(98,982)	250,795	-	-	151,813
Treasury stock purchased	-	-	-	-	(85,589)	-	-	(85,589)
Balance, March 31, 2013	$11,837,905	$678,180	$1,377,811	$58,168,547	$(61,204,138)	$40,078,316	$504,126	$51,440,747

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	3/31/2014	3/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,301,426	$952,653
Items not requiring (providing) cash:
Deferred income taxes	(55,386)	291,082
Depreciation	187,835	190,529
Provision for loan losses	200,000	400,000
Gain on loans and investment securities	(188,666)	(520,734)
Loss (gain) on sale of foreclosed assets	(6,981)	28,668
Amortization of deferred income, premiums and discounts	101,495	125,496
Stock award plan expense	136,955	151,813
Origination of loans held for sale	(6,075,681)	(14,924,339)
Proceeds from sale of loans held for sale	6,334,261	16,885,696
Increase in cash surrender value of bank owned life insurance	(91,548)	(98,773)
Changes in:
Prepaid FDIC deposit insurance premiums	-	133,005
Accrued interest receivable	189,310	129,378
Prepaid expenses and other assets	331,265	138,150
Accounts payable and accrued expenses	55,202	339,037
Income taxes receivable	131,812	(58,300)
Net cash provided by operating activities	2,551,299	4,163,361
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	17,734,431	13,045,066
Principal payments on available-for-sale securities	1,776,923	3,288,268
Principal payments on held-to-maturity securities	4,679	44,692
Proceeds from maturities of available-for-sale securities	1,000,000	9,000,000
Purchase of premises and equipment	(94,441)	(105,148)
Purchase of available-for-sale securities	(11,337,265)	(25,537,986)
Proceeds from sale of available-for-sale securities	8,191,860	7,269,770
Redemption of FHLB stock	48,200	671,900
Proceeds from sale of foreclosed assets held for sale	172,593	798,893
Net cash provided by investing activities	17,496,980	8,475,455
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	5,541,510	14,086,253
Net decrease in certificates of deposit	(1,459,731)	(10,456,751)
Proceeds from issuance of common stock	15,882,974	-
Repayments of FHLB and Federal Reserve advances	(3,000,000)	(15,100,000)
Advances from borrowers for taxes and insurance	90,905	98,837
Stock options exercised	14,576	-
Preferred cash dividends paid	(179,000)	(150,000)
Treasury stock purchased	-	(85,589)
Net cash provided by (used in) financing activities	16,891,234	(11,607,250)
INCREASE IN CASH AND CASH EQUIVALENTS	36,939,513	1,031,566
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,303,200	41,663,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,242,713	$42,694,971

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2014
Equity Securities	$102,212	$18,816	$(15,799)	$105,229
Debt Securities:
U. S. government agencies	26,510,056	-	(913,483)	25,596,573
Municipals	14,921,628	76,771	(390,213)	14,608,186
Government sponsored mortgage-backed securities	60,394,075	232,425	(1,704,840)	58,921,660
	$101,927,971	$328,012	$(3,024,335)	$99,231,648

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Municipals	14,133,821	18,827	(660,021)	13,492,627
Corporates	990,663	3,609	-	994,272
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
	$101,670,858	$303,481	$(4,281,654)	$97,692,685

Maturities of available-for-sale debt securities as of March 31, 2014:

	Amortized Cost	Approximate Fair Value
1-5 years	$15,666,233	$15,314,223
6-10 years	17,498,091	16,782,333
After 10 years	8,267,360	8,108,203
Government sponsored mortgage-backed securities not due on a single maturity date	60,394,075	58,921,660
	$101,825,759	$99,126,419

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$74,483	$1,783	$-	$76,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$79,162	$1,927	$-	$81,089

Maturities of held-to-maturity securities as of March 31, 2014:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$74,483	$76,266

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $47,925,251 and $44,717,470 as of March 31, 2014 and December 31, 2013, respectively. The approximate fair value of pledged securities amounted to $46,456,478 and $42,807,840 as of March 31, 2014 and December 31, 2013, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $3,088 and $88,801 as of March 31, 2014 and March 31, 2013, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $1,142 and $32,856 as of March 31, 2014 and March 31, 2013, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013, was $86,417,488 and $85,712,067, respectively, which is approximately 87% and 88% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$32,128	$(15,799)	$32,128	$(15,799)
U. S. government agencies	10,978,382	(331,119)	14,618,191	(582,364)	25,596,573	(913,483)
Municipals	9,613,426	(284,983)	1,900,302	(105,230)	11,513,728	(390,213)
Government sponsored mortgage-backed securities	34,378,227	(954,114)	14,896,832	(750,726)	49,275,059	(1,704,840)
	$54,970,035	$(1,570,216)	$31,447,453	$(1,454,119)	$86,417,488	$(3,024,335)

	December 31, 2013

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$29,014	$(18,913)	$29,014	$(18,913)
U. S. government agencies	24,731,730	(916,208)	7,029,657	(521,270)	31,761,387	(1,437,478)
Municipals	10,460,662	(534,440)	1,701,215	(125,581)	12,161,877	(660,021)
Government sponsored mortgage-backed securities	32,074,646	(1,655,296)	9,685,143	(509,946)	41,759,789	(2,165,242)
	$67,267,038	$(3,105,944)	$18,445,029	$(1,175,710)	$85,712,067	$(4,281,654)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2014 and December 31, 2013 include:

	March 31, 2014	December 31, 2013
Real estate - residential mortgage:
One to four family units	$94,547,623	$93,797,650
Multi-family	32,226,919	46,188,434
Real estate - construction	35,445,018	43,266,130
Real estate - commercial	188,399,937	179,079,433
Commercial loans	86,217,119	92,721,783
Consumer and other loans	17,301,258	17,303,392
Total loans	454,137,874	472,356,822
Less:
Allowance for loan losses	(7,761,135)	(7,801,600)
Deferred loan fees/costs, net	(162,406)	(175,368)
Net loans	$446,214,333	$464,379,854

Classes of loans by aging at March 31, 2014 and December 31, 2013 were as follows:

As of March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$70	$64	$-	$134	$94,414	$94,548	$-
Multi-family	-	-	-	-	32,227	32,227	-
Real estate - construction	-	-	-	-	35,445	35,445	-
Real estate - commercial	-	-	-	-	188,400	188,400	-
Commercial loans	159	-	899	1,058	85,159	86,217	-
Consumer and other loans	-	-	-	-	17,301	17,301	-
Total	$229	$64	$899	$1,192	$452,946	$454,138	$-

As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$246	$337	$-	$583	$93,215	$93,798	$-
Multi-family	-	-	-	-	46,188	46,188	-
Real estate - construction	-	-	536	536	42,730	43,266	-
Real estate - commercial	-	-	2,604	2,604	176,476	179,080	-
Commercial loans	-	2	3,628	3,630	89,092	92,722	-
Consumer and other loans	19	-	63	82	17,221	17,303	-
Total	$265	$339	$6,831	$7,435	$464,922	$472,357	$-

Nonaccruing loans are summarized as follows:

	March 31, 2014	December 31, 2013
Real estate - residential mortgage:
One to four family units	$937,672	$815,746
Multi-family	-	-
Real estate - construction	3,992,118	4,529,410
Real estate - commercial	1,136,241	3,663,166
Commercial loans	4,828,177	6,776,230
Consumer and other loans	-	63,027
Total	$10,894,208	$15,847,579

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2014 and 2013:

March 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(380)	285	49	(62)	437	(43)	(86)	$200
Losses charged off	-	-	(86)	-	(164)	(19)	-	$(269)
Recoveries	1	-	2	-	7	18	-	$28
Balance, end of period	$2,008	$2,344	$962	$147	$1,799	$228	$273	$7,761

March 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	156	(420)	(26)	1	109	40	540	$400
Losses charged off	(438)	(186)	(60)	-	(373)	(33)	-	$(1,090)
Recoveries	10	-	4	-	35	13	-	$62
Balance, end of period	$2,253	$1,911	$1,234	$285	$1,460	$275	$694	$8,112

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$739	$253	$8	$-	$657	$24	$-	$1,681
Ending balance: collectively evaluated for impairment	$1,269	$2,091	$954	$147	$1,142	$204	$273	$6,080
Loans:
Ending balance: individually evaluated for impairment	$3,992	$1,136	$938	$-	$5,659	$421	$-	$12,146
Ending balance: collectively evaluated for impairment	$31,453	$187,264	$93,610	$32,227	$80,558	$16,880	$-	$441,992

December 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$890	$-	$8	$-	$601	$102	$-	$1,601
Ending balance: collectively evaluated for impairment	$1,497	$2,059	$989	$209	$918	$170	$359	$6,201
Loans:
Ending balance: individually evaluated for impairment	$4,530	$3,663	$886	$-	$6,776	$316	$-	$16,171
Ending balance: collectively evaluated for impairment	$38,736	$175,417	$92,912	$46,188	$85,946	$16,987	$-	$456,186

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

The following table summarizes the recorded investment in impaired loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$676	$676	$-	$620	$620	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	94	94	-	96	940	-
Real estate - commercial	386	386	-	3,663	3,663	-
Commercial loans	3,584	4,301	-	2,327	2,462	-
Consumer and other loans	-	-	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$262	$262	$8	$267	$267	$8
Multi-family	-	-	-	-	-	-
Real estate - construction	3,898	4,742	739	4,433	4,433	890
Real estate - commercial	750	750	253	-	-	-
Commercial loans	2,075	2,075	657	4,449	5,148	601
Consumer and other loans	421	421	24	316	316	102
Total
Real estate - residential mortgage:
One to four family units	$938	$938	$8	$887	$887	$8
Multi-family	-	-	-	-	-	-
Real estate - construction	3,992	4,836	739	4,529	5,373	890
Real estate - commercial	1,136	1,136	253	3,663	3,663	-
Commercial loans	5,659	6,376	657	6,776	7,610	601
Consumer and other loans	421	421	24	316	316	102
Total	$12,146	$13,707	$1,681	$16,171	$17,849	$1,601

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$681	$1	$2,140	$2
Multi-family	-	-	-	-
Real estate - construction	95	-	5,107	-
Real estate - commercial	553	-	3,190	23
Commercial loans	2,689	-	643	1
Consumer and other loans	-	-	102	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$334	$-	$107	$-
Multi-family	-	-	-	-
Real estate - construction	4,234	-	1,104	-
Real estate - commercial	250	-	2,245	-
Commercial loans	3,096	-	2,281	-
Consumer and other loans	478	-	374	-
Total
Real estate - residential mortgage:
One to four family units	$1,015	$1	$2,247	$2
Multi-family	-	-	-	-
Real estate - construction	4,329	-	6,211	-
Real estate - commercial	803	-	5,435	23
Commercial loans	5,785	-	2,924	1
Consumer and other loans	478	-	476	-
Total	$12,410	$1	$17,293	$26

At March 31, 2014, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDR"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended March 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	3	931,026	931,026
Consumer and other loans	-	-	-
Total	3	$931,026	$931,026

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended March 31, 2014:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	100,000	831,026	931,026
Consumer and other loans	-	-	-	-
Total	$-	$100,000	$831,026	$931,026

The following table presents the carrying balance of TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Real estate - residential mortgage:
One to four family units	$511,685	$519,718
Multi-family	-	-
Real estate - construction	3,971,464	4,507,190
Real estate - commercial	500,007	3,026,931
Commercial loans	2,717,035	3,699,243
Consumer and other loans	-	-
Total	$7,700,191	$11,753,082

The Bank has allocated $1,311,655 and $1,146,359 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2014 and December 31, 2013, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2014 and 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Pass: This rating represents loans that have strong asset quality and liquidity along with a multi-year track record of profitability.

Special mention: This rating represents loans that are currently protected but are potentially weak. The credit risk may be relatively minor, yet constitute an increased risk in light of the circumstances surrounding a specific loan.

Substandard: This rating represents loans that show signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

Doubtful: This rating represents loans that have all the weaknesses of substandard classified loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2014 and December 31, 2013:

March 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$23,980	$180,609	$84,851	$31,809	$73,249	$16,928	$411,426
Special Mention	7,428	4,688	8,248	-	8,998	105	29,467
Substandard	139	2,603	1,449	418	3,047	268	7,924
Doubtful	3,898	500	-	-	923	-	5,321
Total	$35,445	$188,400	$94,548	$32,227	$86,217	$17,301	$454,138

December 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$31,433	$169,135	$83,341	$45,768	$78,622	$16,743	$425,042
Special Mention	7,253	4,721	8,954	420	9,161	107	30,616
Substandard	683	5,224	1,503	-	2,738	453	10,601
Doubtful	3,897	-	-	-	2,201	-	6,098
Total	$43,266	$179,080	$93,798	$46,188	$92,722	$17,303	$472,357

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2014:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2014	168,100	121,000	$16.54
Granted	-	-	$-
Exercised	(2,800)	-	$5.21
Forfeited	-	(21,000)	$18.31
Balance outstanding as of March 31, 2014	165,300	100,000	$16.52
Options exercisable as of March 31, 2014	158,200	90,250	$17.29

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended March 31, 2014 and 2013 was $28,787 and $35,782, respectively. As of March 31, 2014, there was $22,406 of unrecognized compensation expense related to nonvested stock options and $248,982 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

In February 2014, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full during the three months ended March 31, 2014. The amount expensed was $122,538 for the quarter which represents 11,242 shares of common stock at a market price of $10.90 at the date of grant.

In February 2014, the company granted 21,820 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed during the first quarter of 2014 was $13,213.

Note 6: Income Per Common Share

	For three months ended March 31, 2014
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,055,216	3,166,463	$0.33
Effect of Dilutive Securities		61,416
Diluted Income per Common Share	$1,055,216	3,227,879	$0.33

	For three months ended March 31, 2013
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$754,023	2,739,351	$0.28
Effect of Dilutive Securities		227,977
Diluted Income per Common Share	$754,023	2,967,328	$0.25

Stock options to purchase 136,500 and 200,500 shares of common stock were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The update will be effective for the Company beginning January 1, 2015; however, early adoption is permitted. The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this update to determine what, if any, impacts it may have on the Company’s financial position or results of operations. The Company expects that there will be no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which is currently included in Other Non-interest Expense in the Consolidated Statements of Income would be removed from Other Non-interest Expense and included in Provision for Income Taxes in the Consolidated Statements of Income. This would have the effect of reducing Non-interest Expense and increasing Provision for Income Taxes, but is not expected to have any impact on Net Income.

In January 2014, the FASB issued ASU No. 2014-04 to amend FASB ASC Topic 310, Receivables – Troubled Debt Restructurings by Creditors. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update will be effective for the Company beginning January 1, 2015, and is not expected to have a material impact on the Company’s financial position or results of operations.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

3/31/2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	25,597	-	25,597
Municipals	-	14,608	-	14,608
Government sponsored mortgage-backed securities	-	58,922	-	58,922
Available-for-sale securities	$105	$99,127	$-	$99,232

12/31/2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	31,762	-	31,762
Municipals	-	13,493	-	13,493
Corporate Bonds	-	994	-	994
Government sponsored mortgage-backed securities	-	51,345	-	51,345
Available-for-sale securities	$99	$97,594	$-	$97,693

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2014	$-	$-	$4,257	$4,257

December 31, 2013	$-	$-	$10,305	$10,305

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2014	$-	$-	$-	$-

December 31, 2013	$-	$-	$2,340	$2,340

There were no transfers between valuation levels for any asset during the three months ended March 31, 2014 or 2013. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$4,257	Market Comparable	Discount to reflect realizable value	0%-100%	(21%)

Impaired loans	$-	Discounted cash flow	Discount rate	0%

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value	0%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock

The carrying amounts reported in the condensed consolidated balance sheets approximate those assets' fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$49,242,713	$49,242,713	1
Held-to-maturity securities	74,483	76,266	2
Federal Home Loan Bank stock	2,836,900	2,836,900	2
Mortgage loans held for sale	550,430	550,430	2
Loans, net	446,214,333	447,800,778	3
Interest receivable	1,663,331	1,663,331	2
Financial liabilities:
Deposits	491,400,718	481,628,543	2
Federal Home Loan Bank advances	52,350,000	54,416,600	2
Securities sold under agreements to repurchase	10,000,000	10,528,208	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	235,270	235,270	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,303,200	$12,303,200	1
Held-to-maturity securities	79,162	81,089	2
Federal Home Loan Bank stock	2,885,100	2,885,100	2
Mortgage loans held for sale	623,432	623,432	2
Loans, net	464,379,854	466,057,001	3
Interest receivable	1,852,641	1,852,641	2
Financial liabilities:
Deposits	487,318,939	476,503,513	2
FHLB and Federal Reserve advances	55,350,000	57,185,083	2
Securities sold under agreements to repurchase	10,000,000	7,978,555	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	250,361	250,361	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 9: Preferred Stock and Common Stock Warrants

On January 30, 2009, as part of the U.S. Department of the Treasury's Troubled Asset Relief Program's Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement - Standard Terms with the United States Department of the Treasury (the "Treasury") pursuant to which the Company sold to the Treasury 17,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") and issued a ten year warrant (the "Warrant") to purchase 459,459 shares of the Company's common stock (the "Common Stock") for $5.55 per share for a total purchase price of $17.0 million.

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative preferred dividends at a rate of 5% per year for the first five years, payable quarterly, and 9% thereafter. On February 1, 2014, the cumulative preferred dividend rate on the Series A Preferred Stock increased to 9%. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. The failure by the Company to pay a total of six quarterly dividends, whether or not consecutive, would have given the holders of the Series A Preferred Stock the right to elect two directors to the Company's board of directors.

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

On May 8, 2013, the Company notified the Treasury of its intent to repurchase the Warrant at its fair market value. The Board of Directors of the Company had previously determined that it would be in the best interest of the Company and its stockholders to repurchase the Warrant and determined the Warrant’s fair market value to be $2,003,250 (the “Fair Market Value”). On May 10, 2013, the Treasury notified the Company that it had accepted the Company’s offer to repurchase the Warrant at its Fair Market Value. Accordingly, on May 15, 2013, the Company entered into a Letter Agreement with Treasury pursuant to which the Company repurchased the Warrant for $2,003,250 in cash. As a result of the aforementioned, the Warrant is no longer issued or outstanding and the Company’s participation in the CPP is completed. In addition, as a result of the Treasury’s sale of the Series A Preferred stock to third-party investors on April 29, 2013, the Treasury no longer possessed any securities issued by the Company. The redemption of the Series A Preferred Stock by the Company requires regulatory approval. See further discussions in Note 11 “Subsequent Event”.

Note 10: Common Stock Offering

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by re-issuing 1,499,999 shares of its Treasury Stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share.

Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.9 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock and intends to use the remaining net proceeds for working capital and for general corporate purposes, including potential future acquisitions.

Note 11: Subsequent Event

On April 3, 2014, the Company received approval from the Board of Governors of the Federal Reserve System to redeem the Company’s $12 million of Series A Preferred Stock that currently carries a coupon rate of 9.0% per annum. The Series A Preferred Stock was originally issued to the Treasury in January 2009 as part of their CPP and was sold to other investors in April 2013 through a public auction. The Company provided the holders of the Series A Preferred Stock with a formal notice of redemption and thirty days thereafter redeemed the Series A Preferred Stock on May 7, 2014, including all accrued and unpaid dividends.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Financial Condition

The Company’s total assets increased $19,192,382 (3%) from $619,888,135 as of December 31, 2013, to $639,080,517 as of March 31, 2014.

Available-for-sale securities increased $1,538,963 (2%) from $97,692,685 as of December 31, 2013, to $99,231,648 as of March 31, 2014. The Company had purchases of $11,337,265 offset by sales, maturities and principal payments received of $11,021,662. The market rates on debt securities have improved in the first quarter of 2014 resulting in a decline in unrealized losses of $1,281,850.

Net loans receivable decreased by $18,165,521 (4%) from $464,379,854 as of December 31, 2013, to $446,214,333 as of March 31, 2014. During the quarter, commercial real estate loans increased $9,320,504 (5%) and construction loans decreased $7,821,112 (18%). These changes were primarily due to one larger credit classified as construction being completed and transferred to the commercial real estate category. Also, commercial loans decreased $6,504,665 (7%) which was due to various expected payoffs and principal reductions. Permanent multi-family loans decreased $13,961,515 (30%) due to the expected payoff of one large credit. Loans secured by owner occupied one to four unit residential real estate increased $749,973 (1%) and installment loans decreased $2,133 (less than 1%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $40,464 (less than 1%) from $7,801,600 as of December 31, 2013 to $7,761,135 as of March 31, 2014. In addition to the provision for loan loss of $200,000 recorded by the Company for the quarter ended March 31, 2014, loan charge-offs of specific loans (classified as nonperforming at December 31, 2013) exceeded recoveries by $240,464. The decline in the allowance is primarily due to a decline in loan balances. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2014 and December 31, 2013 was 1.71% and 1.65%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2014 and December 31, 2013 was 71.2% and 49.2%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $4,081,779 (1%) from $487,318,939 as of December 31, 2013, to $491,400,718 as of March 31, 2014. For the three months ended March 31, 2014, checking and savings accounts increased by $5,541,510 and certificates of deposit decreased by $1,459,731. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, both retail and commercial. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $17,913,496 from $50,355,233 as of December 31, 2013, to $68,268,729 as of March 31, 2014. This increase was primarily due to the Compnay closing an underwritten offering of its common stock. The Company raised approximately $17,200,000 in gross proceeds by re-issuing 1,499,999 shares of its treasury stock. The Company’s net income during this period was $1,301,426. In conjuction with the Series A Preferred Stock, the Company accrued $230,000 of dividends during the period. On a per common share basis, stockholders’ equity decreased from $14.04 as of December 31, 2013 to $13.21 as of March 31, 2014.

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

	Three Months ended 3/31/2014			Three Months ended 3/31/2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$457,080	$5,868	5.21%	$459,819	$5,928	5.23%
Investment securities	103,285	458	1.80%	103,721	433	1.69%
Other assets	33,406	35	0.42%	45,161	58	0.52%
Total interest-earning	593,772	6,360	4.34%	608,702	6,419	4.28%
Noninterest-earning	39,716			42,324
	$633,488			$651,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,050	12	0.21%	$24,004	14	0.24%
Transaction accounts	308,494	337	0.44%	287,005	379	0.54%
Certificates of deposit	124,509	258	0.84%	144,625	368	1.03%
FHLB and Federal Reserve advances	52,706	296	2.28%	65,968	369	2.27%
Securities sold under agreements to repurchase	10,000	65	2.65%	25,000	164	2.66%
Subordinated debentures	15,465	133	3.49%	15,465	134	3.53%
Total interest-bearing	535,223	1,101	0.83%	562,067	1,428	1.03%
Noninterest-bearing	41,726			37,257
Total liabilities	576,949			599,323
Stockholders’ equity	56,539			51,702
	$633,488			$651,026
Net earning balance	$58,549			$46,635
Earning yield less costing rate			3.51%			3.25%
Net interest income, and net interest margin on interest earning assets		$5,259	3.59%		$4,991	3.33%
Ratio of interest-earning assets to interest-bearing liabilities		111%			108%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2014 and 2013

Net income for the three months ended March 31, 2014 and 2013 was $1,301,426 and $952,653, respectively, which represents an increase in earnings of $348,773 (37%).

Interest Income

Total interest income for the three months ended March 31, 2014 decreased $59,357 (1%) as compared to the three months ended March 31, 2013. For the three month period ended March 31, 2014 compared to the same period in 2013, the average yield on interest earning assets increased 6 basis points to 4.34%, while the average balance of interest earning assets decreased approximately $14,930,000. Declines in loan balances and increased competition in loan pricing has significantly impacted our ability to maintain loan yield. However, for the first quarter, the Company’s asset yield increased primarily due to the recognition of approximately $335,000 of interest income during the quarter on the payoff of a credit relationship that had been classified as non-accrual and the increase in yield on investment securities.

Interest Expense

Total interest expense for the three months ended March 31, 2014 decreased $327,257 (23%) when compared to the three months ended March 31, 2013. For the three month period ended March 31, 2014, the average cost of interest bearing liabilities decreased 20 basis points to 0.83%, and the average balance of interest bearing liabilities decreased approximately $26,844,000 when compared to the same period in 2013. The primary reason for the decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances. Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during 2013. As a result, interest expense on these borrowings decreased $171,689 compared to the same quarter in 2013.

Net Interest Income

Net interest income for the three months ended March 31, 2014 increased $267,900 (5%) when compared to the same period in 2013. The average balance of interest earning assets increased by approximately $11,914,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2014 to the same period in 2013. For the three month period ended March 31, 2014, the net interest margin increased 26 basis points to 3.59% when compared to the same period in 2013.

Provision for Loan Losses

Provisions for loan losses are charged or credited to earnings to bring the total allowance for loan losses to a level considered adequate by the Company to provide for potential loan losses in the existing loan portfolio. When making its assessment, the Company considers prior loss experience, volume and type of lending, local banking trends and impaired and past due loans in the Company’s loan portfolio. In addition, the Company considers general economic conditions and other factors related to collectability of the Company’s loan portfolio.

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $200,000 for the three months ended March 31, 2014, compared to $400,000 for the same period in 2013.

Generally, the overall decrease in the provision for loan losses for the three months ended March 31, 2014 has resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, and an overall decrease in the loan portfolio. The Company has also experienced lower reserve requirements on newly classified nonperforming credits during the quarter. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income decreased $202,075 (20%) for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

Gain on sale of loans decreased $246,355 (57%) for the three months ended March 31, 2014 when compared to the same period in 2013 due to long-term interest rates increasing significantly during 2013 and into the first quarter of 2014 which dramatically reduced consumer demand for long-term secondary market mortgage loans.

Gains on investment securities for the three months ended March 31, 2014 were $3,088 compared to $88,801 during the same period in 2013. Losses on foreclosed assets were $15,783 for the quarter compared to $72,345 for the same period in 2013. Service charges on deposit accounts and debit and credit card interchange income increased a combined $56,000 during the quarter compared to the same period in 2013.

Noninterest Expense

Noninterest expense decreased $80,996 (2%) for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The primary factor for the decrease in noninterest expense was due to a decline in the overall number of staff compared to the prior year quarter and also a decline in mortgage commissions from reduced mortgage volume, as noted above.

Provision for Income Taxes

The provision for income taxes decreased slightly during the quarter compared to the same period in 2013. However, the actual effective tax rate (based on income before income taxes) declined approximately 5% compared to the same period in 2013 primarily due to the increased utilization of state low income housing tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2014 and December 31, 2013 was 71.2% and 49.2%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2014, were $13.2 million or 2.07% of total assets as compared to $16.7 million, or 2.69% of total assets at December 31, 2013. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2014	12/31/2013	12/31/2012
Nonperforming loans	$10,894	$15,848	$15,331
Troubled debt restructurings	831	-	-
Real estate acquired in settlement of loans	3,901	3,822	4,530
Total nonperforming assets	$15,626	$19,670	$19,861

Total nonperforming assets as a percentage of total assets	2.45%	3.17%	3.01%
Allowance for loan losses	$7,761	$7,802	$8,740
Allowance for loan losses as a percentage of gross loans	1.71%	1.65%	1.83%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $49,242,713 as of March 31, 2014 and $12,303,200 as of December 31, 2013, representing an increase of $36,939,513. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of March 31, 2014, the Bank’s Tier 1 leverage ratio was 10.66%, its Tier 1 risk-based capital ratio was 13.77% and the Bank’s total risk-based capital ratio was 15.02% - all exceeding the minimums of 5%, 6% and 10%, respectively.

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by re-issuing 1,499,999 shares of treasury stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share. Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.9 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock on May 7, 2014 and intends to use the remaining net proceeds for working capital and for general corporate purposes, including potential future acquisitions.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2014 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$74,163	$(3,210)	-4%	11.99%	-0.09%
+100	75,285	(2,088)	-3%	11.97%	-0.10%
NC	77,373	-	0%	12.08%	0.00%
-100	79,110	1,736	2%	12.10%	0.02%
-200	84,285	6,912	9%	12.65%	0.57%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2013 Annual Report on Form 10-K.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2014.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

10.1	Written Description of 2014 Employment Agreements and 2014 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (1)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

   *Management contract or compensatory plan or arrangement

**Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

___________________________________________________________

(1)	Filed as Exhibit 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 9, 2014
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 9, 2014
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)