Form 10-Q
period 2014-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2014-08-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2014
Common Stock, Par Value $0.10 per share	4,274,348 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	6/30/14	12/31/13
ASSETS
Cash	$4,449,140	$3,453,032
Interest-bearing deposits in other financial institutions	16,381,886	8,850,168
Cash and cash equivalents	20,831,026	12,303,200
Available-for-sale securities	100,414,541	97,692,685
Held-to-maturity securities	69,862	79,162
Stock in Federal Home Loan Bank, at cost	2,878,900	2,885,100
Mortgage loans held for sale	1,221,633	623,432
Loans receivable, net of allowance for loan losses of June 30, 2014 - $6,788,409 - December 31, 2013 - $7,801,600	454,151,996	464,379,854
Accrued interest receivable:
Loans	1,474,218	1,462,881
Investments and interest-bearing deposits	365,020	389,760
Prepaid expenses and other assets	5,033,213	5,536,879
Foreclosed assets held for sale	3,644,396	3,821,976
Premises and equipment, net	10,733,726	10,886,720
Bank owned life insurance	14,228,666	14,043,697
Income taxes receivable	615,777	504,138
Deferred income taxes	4,090,202	5,278,651
	$619,753,176	$619,888,135

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$481,152,569	$487,318,939
Federal Home Loan Bank and Federal Reserve Bank advances	53,400,000	55,350,000
Securities sold under agreements to repurchase	10,000,000	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	345,262	149,668
Accrued expenses and other liabilities	1,047,288	998,934
Accrued interest payable	239,297	250,361
	561,649,416	569,532,902

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding December 31, 2013 - 12,000 shares	-	11,983,790
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2014 and December 31, 2013 - 6,799,903 and 6,783,603 shares, respectively	679,990	678,360
Additional paid-in capital	50,672,475	57,655,031
Retained earnings, substantially restricted	45,840,055	43,769,485
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(916,796)	(2,506,248)
	96,275,724	111,580,418
Treasury stock, at cost; June 30, 2014 and December 31, 2013 - 2,525,555 and 4,051,248 shares, respectively	(38,171,964)	(61,225,185)
	58,103,760	50,355,233
	$619,753,176	$619,888,135

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Interest Income
Loans	$5,576,155	$5,952,456	$11,443,713	$11,880,846
Investment securities	415,318	466,828	872,884	899,457
Other	46,110	47,736	81,050	106,138
	6,037,583	6,467,020	12,397,647	12,886,441
Interest Expense
Deposits	562,700	731,420	1,169,493	1,492,594
Federal Home Loan Bank and Federal Reserve Bank advances	298,636	307,869	594,327	676,544
Subordinated debentures	133,035	134,322	266,198	268,672
Other	65,975	107,742	131,225	271,697
	1,060,346	1,281,353	2,161,243	2,709,507
Net Interest Income	4,977,237	5,185,667	10,236,404	10,176,934
Provision for Loan Losses	325,000	250,000	525,000	650,000
Net Interest Income After
Provision for Loan Losses	4,652,237	4,935,667	9,711,404	9,526,934
Noninterest Income
Service charges	318,434	292,049	631,419	553,834
Gain on sale of investment securities	7,603	116,182	10,691	204,983
Gain on sale of loans	250,667	592,086	436,245	1,024,019
Gain on sale of state low-income housing tax credits	-	1,441,012	-	1,441,012
Net loss on foreclosed assets	(61,182)	(75,758)	(76,965)	(148,103)
Other income	346,973	318,973	678,798	628,567
	862,495	2,684,544	1,680,188	3,704,312
Noninterest Expense
Salaries and employee benefits	2,231,963	2,272,746	4,536,731	4,665,108
Occupancy	419,614	449,764	846,675	875,893
FDIC deposit insurance premiums	120,029	141,173	256,963	283,636
Prepayment penalty on securities sold under agreements to repurchase	-	1,510,000	-	1,510,000
Data processing	165,486	184,875	326,272	354,135
Advertising	106,251	106,251	212,502	212,502
Other expense	839,640	867,528	2,048,444	2,056,663
	3,882,983	5,532,337	8,227,587	9,957,937
Income Before Income Taxes	1,631,749	2,087,874	3,164,005	3,273,309
Provision for Income Taxes	293,066	520,134	523,896	752,916
Net Income	1,338,683	1,567,740	2,640,109	2,520,393
Preferred Stock Dividends and Discount Accretion	111,000	198,630	357,210	397,260
Net Income Available to Common Shareholders	$1,227,683	$1,369,110	$2,282,899	$2,123,133

Basic Income Per Common Share	$0.29	$0.50	$0.61	$0.78
Diluted Income Per Common Share	$0.28	$0.49	$0.60	$0.76

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
NET INCOME	$1,338,683	$1,567,740	$2,640,109	$2,520,393
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,248,693	(3,722,649)	2,533,631	(4,104,800)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(7,603)	(116,182)	(10,691)	(204,983)
Total other items in comprehensive income (loss)	1,241,090	(3,838,831)	2,522,940	(4,309,783)
Income tax expense (benefit) related to other items of comprehensive income	459,203	(1,420,367)	933,488	(1,594,619)
Other comprehensive income (loss)	781,887	(2,418,464)	1,589,452	(2,715,164)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,120,570	$(850,724)	$4,229,561	$(194,771)

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2014	$11,983,790	$678,360	$57,655,031	$(61,225,185)	$43,769,485	$(2,506,248)	$50,355,233
Net income	-	-	-	-	2,640,109	-	2,640,109
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	1,589,452	1,589,452
Preferred stock redeemed	(12,000,000)	-	-	-	-	-	(12,000,000)
Preferred stock discount accretion	16,210	-	-	-	(16,210)	-	-
Preferred stock dividends	-	-	-	-	(338,000)	-	(338,000)
Dividends on common stock ($0.05 per share)	-	-	-	-	(215,329)	-	(215,329)
Stock award plans	-	-	(215,059)	388,236	-	-	173,177
Stock options exercised	-	1,630	83,176	-	-	-	84,806
Proceeds from issuance of common stock	-	-	(6,850,673)	22,664,985	-	-	15,814,312
Balance, June 30, 2014	$-	$679,990	$50,672,475	$(38,171,964)	$45,840,055	$(916,796)	$58,103,760

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	2,520,393	-	2,520,393
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	-	(2,715,164)	(2,715,164)
Preferred stock discount accretion	97,257	-	-	-	-	(97,257)	-	-
Preferred stock dividends	-	-	-	-	-	(300,000)	-	(300,000)
Common stock warrants repurchased	-	-	(1,377,811)	(625,439)	-	-	-	(2,003,250)
Stock award plans	-	-	-	(63,520)	250,795	-	-	187,275
Stock options exercised	-	180	-	9,229	-	-	-	9,409
Treasury stock purchased	-	-	-	-	(105,782)	-	-	(105,782)
Balance, June 30, 2013	$11,886,533	$678,360	$-	$57,587,799	$(61,224,331)	$41,447,428	$(1,914,338)	$48,461,451

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	6/30/2014	6/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,640,109	$2,520,393
Items not requiring (providing) cash:
Deferred income taxes	254,961	675,633
Depreciation	382,086	414,885
Provision for loan losses	525,000	650,000
Gain on sale of loans and investment securities	(446,936)	(1,229,002)
Loss on foreclosed assets held for sale	25,593	76,448
Gain on sale of state low-income housing tax credits	-	(1,441,012)
Amortization of deferred income, premiums and discounts	313,135	274,385
Stock award plan expense	190,490	187,275
Origination of loans held for sale	(14,709,615)	(31,553,697)
Proceeds from sale of loans held for sale	14,547,659	34,000,714
Increase in cash surrender value of bank owned life insurance	(184,969)	(194,895)
Changes in:
Prepaid FDIC deposit insurance premiums	-	1,438,636
Accrued interest receivable	13,403	51,533
Prepaid expenses and other assets	503,666	295,071
Accounts payable and accrued expenses	(103,039)	179,869
Income taxes receivable	(128,952)	77,283
Net cash provided by operating activities	3,822,591	6,423,519
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	9,451,794	5,081,769
Principal payments on held-to-maturity securities	9,300	91,829
Principal payments on available-for-sale securities	4,235,914	6,345,815
Proceeds from calls/maturities of available-for-sale securities	3,151,000	9,000,000
Purchase of premises and equipment	(229,092)	(272,671)
Purchase of available-for-sale securities	(25,995,159)	(44,309,342)
Proceeds from sale of available-for-sale securities	18,106,890	17,311,228
Redemption of Federal Home Loan Bank stock	6,200	658,100
Proceeds from sale of state low-income housing tax credits	-	1,441,012
Proceeds from sale of foreclosed assets held for sale	403,046	828,401
Net cash provided by (used in) investing activities	9,139,893	(3,823,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW and savings accounts	(4,450,772)	25,921,950
Net decrease in certificates of deposit	(1,715,598)	(14,047,207)
Net decrease of securities sold under agreements to repurchase	-	(15,000,000)
Proceeds from FHLB advances	1,050,000	-
Repayments of FHLB advances	(3,000,000)	(15,100,000)
Stock options exercised	84,806	9,409
Redemption of preferred stock	(12,000,000)	-
Repurchase of common stock warrants	-	(2,003,250)
Proceeds from issuance of common stock	15,814,312	-
Advances from borrowers for taxes and insurance	195,594	217,003
Cash dividends paid on preferred stock	(413,000)	(300,000)
Treasury stock purchased	-	(105,782)
Net cash used in financing activities	(4,434,658)	(20,407,877)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,527,826	(17,808,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,303,200	41,663,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,831,026	$23,855,188

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2014
Equity Securities	$102,212	$18,270	$(14,468)	$106,014
Debt Securities:
U. S. government agencies	17,859,155	-	(521,929)	17,337,226
Municipals	14,390,096	103,051	(210,367)	14,282,780
Government sponsored mortgage-backed securities	69,518,311	303,267	(1,133,057)	68,688,521
	$101,869,774	$424,588	$(1,879,821)	$100,414,541

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Municipals	14,133,821	18,827	(660,021)	13,492,627
Corporates	990,663	3,609	-	994,272
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
	$101,670,858	$303,481	$(4,281,654)	$97,692,685

Maturities of available-for-sale debt securities as of June 30, 2014:

	Amortized Cost	Approximate Fair Value
1-5 years	$9,514,806	$9,337,173
6-10 years	14,984,811	14,576,895
After 10 years	7,749,634	7,705,938
Government sponsored mortgage-backed securities not due on a single maturity date	69,518,311	68,688,521
	$101,767,562	$100,308,527

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$69,862	$1,766	$-	$71,628

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$79,162	$1,927	$-	$81,089

Maturities of held-to-maturity securities as of June 30, 2014:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$69,862	$71,628

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $47,029,182 and $44,717,470 as of June 30, 2014 and December 31, 2013, respectively. The approximate fair value of pledged securities amounted to $46,098,539 and $42,807,840 as of June 30, 2014 and December 31, 2013, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $10,691 and $204,983 as of June 30, 2014 and June 30, 2013, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $3,956 and $75,844 as of June 30, 2014 and June 30, 2013, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013, was $82,234,766 and $85,712,067, respectively, which is approximately 82% and 88% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$33,459	$(14,468)	$33,459	$(14,468)
U. S. government agencies	-	-	17,337,226	(521,929)	17,337,226	(521,929)
Municipals	2,729,915	(15,070)	7,181,252	(195,297)	9,911,167	(210,367)
Government sponsored mortgage-backed securities	19,800,679	(111,552)	35,152,236	(1,021,504)	54,952,914	(1,133,056)
	$22,530,594	$(126,622)	$59,704,173	$(1,753,199)	$82,234,766	$(1,879,821)

	December 31, 2013

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$29,014	$(18,913)	$29,014	$(18,913)
U. S. government agencies	24,731,730	(916,208)	7,029,657	(521,270)	31,761,387	(1,437,478)
Municipals	10,460,662	(534,440)	1,701,215	(125,581)	12,161,877	(660,021)
Government sponsored mortgage-backed securities	32,074,646	(1,655,296)	9,685,143	(509,946)	41,759,789	(2,165,242)
	$67,267,038	$(3,105,944)	$18,445,029	$(1,175,710)	$85,712,067	$(4,281,654)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2014 and December 31, 2013 include:

	June 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$95,356,636	$93,797,650
Multi-family	31,969,145	46,188,434
Real estate - construction	39,159,239	43,266,130
Real estate - commercial	188,307,781	179,079,433
Commercial loans	89,248,153	92,721,783
Consumer and other loans	17,074,824	17,303,392
Total loans	461,115,778	472,356,822
Less:
Allowance for loan losses	(6,788,409)	(7,801,600)
Deferred loan fees/costs, net	(175,373)	(175,368)
Net loans	$454,151,996	$464,379,854

Classes of loans by aging at June 30, 2014 and December 31, 2013 were as follows:

As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$14	$500	$287	$801	$94,556	$95,357	$-
Multi-family	-	-	-	-	31,969	31,969	-
Real estate - construction	-	-	-	-	39,159	39,159	-
Real estate - commercial	-	28	-	28	188,280	188,308	-
Commercial loans	-	1,152	-	1,152	88,096	89,248	-
Consumer and other loans	3	38	-	41	17,034	17,075	-
Total	$17	$1,718	$287	$2,022	$459,094	$461,116	$-

As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$246	$337	$-	$583	$93,215	$93,798	$-
Multi-family	-	-	-	-	46,188	46,188	-
Real estate - construction	-	-	536	536	42,730	43,266	-
Real estate - commercial	-	-	2,604	2,604	176,476	179,080	-
Commercial loans	-	2	3,628	3,630	89,092	92,722	-
Consumer and other loans	19	-	63	82	17,221	17,303	-
Total	$265	$339	$6,831	$7,435	$464,922	$472,357	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$1,209,618	$815,746
Multi-family	-	-
Real estate - construction	3,430,492	4,529,410
Real estate - commercial	514,866	3,663,166
Commercial loans	2,651,340	6,776,230
Consumer and other loans	-	63,027
Total	$7,806,316	$15,847,579

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,008	$2,344	$962	$147	$1,799	$228	$273	$7,761
Provision charged to expense	76	(51)	65	(1)	477	32	(273)	$325
Losses charged off	(207)	(9)	(14)	-	(1,058)	(49)	-	$(1,337)
Recoveries	2	-	1	-	26	10	-	$39
Balance, end of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788

Six months ended June 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(304)	234	114	(63)	914	(11)	(359)	$525
Losses charged off	(207)	(9)	(100)	-	(1,222)	(68)	-	$(1,606)
Recoveries	3	-	3	-	33	28	-	$67
Balance, end of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788

Three months ended June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,253	$1,911	$1,234	$285	$1,460	$275	$694	$8,112
Provision charged to expense	(282)	115	66	6	542	(3)	(194)	$250
Losses charged off	-	-	(74)	-	-	(20)	-	$(94)
Recoveries	28	-	3	-	63	15	-	$109
Balance, end of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377

Six months ended June 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	(126)	(305)	40	7	651	37	346	$650
Losses charged off	(438)	(186)	(134)	-	(373)	(53)	-	$(1,184)
Recoveries	38	-	7	-	98	28	-	$171
Balance, end of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014 and December 31, 2013:

As of June 30, 2014

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$515	$185	$48	$-	$-	$10	$-	$758
Ending balance: collectively evaluated for impairment	$1,364	$2,099	$966	$146	$1,244	$211	$-	$6,030
Loans:
Ending balance: individually evaluated for impairment	$3,430	$515	$1,210	$-	$3,438	$273	$-	$8,866
Ending balance: collectively evaluated for impairment	$35,729	$187,793	$94,147	$31,969	$85,810	$16,802	$-	$452,250

December 31, 2013

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$890	$-	$8	$-	$601	$102	$-	$1,601
Ending balance: collectively evaluated for impairment	$1,497	$2,059	$989	$209	$918	$170	$359	$6,201
Loans:
Ending balance: individually evaluated for impairment	$4,530	$3,663	$886	$-	$6,776	$316	$-	$16,171
Ending balance: collectively evaluated for impairment	$38,736	$175,417	$92,912	$46,188	$85,946	$16,987	$-	$456,186

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

The following table summarizes the recorded investment in impaired loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$896	$896	$-	$620	$620	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	93	93	-	96	940	-
Real estate - commercial	28	37	-	3,663	3,663	-
Commercial loans	3,438	4,254	-	2,327	2,462	-
Consumer and other loans	-	-	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$314	$314	$48	$267	$267	$8
Multi-family	-	-	-	-	-	-
Real estate - construction	3,337	4,388	515	4,433	4,433	890
Real estate - commercial	487	487	185	-	-	-
Commercial loans	-	-	-	4,449	5,148	601
Consumer and other loans	273	273	10	316	316	102
Total
Real estate - residential mortgage:
One to four family units	$1,210	$1,210	$48	$887	$887	$8
Multi-family	-	-	-	-	-	-
Real estate - construction	3,430	4,481	515	4,529	5,373	890
Real estate - commercial	515	524	185	3,663	3,663	-
Commercial loans	3,438	4,254	-	6,776	7,610	601
Consumer and other loans	273	273	10	316	316	102
Total	$8,866	$10,742	$758	$16,171	$17,849	$1,601

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2014		June 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$823	$-	$2,164	$1
Multi-family	-	-	-	-
Real estate - construction	94	-	5,320	-
Real estate - commercial	264	-	5,095	13
Commercial loans	3,486	98	648	-
Consumer and other loans	-	-	96	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$325	$-	$181	$-
Multi-family	-	-	-	-
Real estate - construction	3,532	-	613	-
Real estate - commercial	574	-	-	-
Commercial loans	699	-	3,230	-
Consumer and other loans	272	-	305	-
Total
Real estate - residential mortgage:
One to four family units	$1,148	$-	$2,345	$1
Multi-family	-	-	-	-
Real estate - construction	3,626	-	5,933	-
Real estate - commercial	838	-	5,095	13
Commercial loans	4,185	98	3,878	-
Consumer and other loans	272	-	401	-
Total	$10,069	$98	$17,652	$14

	For the Six Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$752	$1	$2,152	$3
Multi-family	-	-	-	-
Real estate - construction	95	-	5,214	-
Real estate - commercial	408	-	4,142	36
Commercial loans	3,088	98	646	1
Consumer and other loans	-	-	99	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$329	$-	$144	$-
Multi-family	-	-	-	-
Real estate - construction	3,883	-	859	-
Real estate - commercial	412	-	1,122	-
Commercial loans	1,897	-	2,756	-
Consumer and other loans	375	-	339	-
Total
Real estate - residential mortgage:
One to four family units	$1,081	$1	$2,296	$3
Multi-family	-	-	-	-
Real estate - construction	3,978	-	6,073	-
Real estate - commercial	820	-	5,264	36
Commercial loans	4,985	98	3,402	1
Consumer and other loans	375	-	438	-
Total	$11,239	$99	$17,473	$40

At June 30, 2014, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended June 30, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	1	$287,500	$287,500
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	-	-	-
Consumer and other loans	-	-	-
Total	1	$287,500	$287,500

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended June 30, 2014:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$287,500	$287,500
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$-	$-	$287,500	$287,500

The following table presents the carrying balance of TDRs as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$790,476	$519,718
Multi-family	-	-
Real estate - construction	3,411,014	4,507,190
Real estate - commercial	486,612	3,026,931
Commercial loans	2,285,821	3,699,243
Consumer and other loans	-	-
Total	$6,973,923	$11,753,082

The Bank has allocated $742,651 and $1,146,359 of specific reserves to customers whose loan terms have been modified in a TDR as of June 30, 2014 and December 31, 2013, respectively.

There was one commercial TDR totaling $391,364 for which there was a payment default within twelve months following the modification during the three months ending June 30, 2014. There were two one to four family TDRs totaling $330,000 for which there was a payment default within twelve months following the modification during the three months ending June 30, 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$28,105	$180,408	$88,541	$31,554	$71,914	$16,872	$417,394
Special Mention	7,585	3,874	5,103	-	14,487	-	31,049
Substandard	3,469	3,539	1,713	415	2,847	203	12,186
Doubtful	-	487	-	-	-	-	487
Total	$39,159	$188,308	$95,357	$31,969	$89,248	$17,075	$461,116

December 31, 2013

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$31,433	$169,135	$83,341	$45,768	$78,622	$16,743	$425,042
Special Mention	7,253	4,721	8,954	420	9,161	107	30,616
Substandard	683	5,224	1,503	-	2,738	453	10,601
Doubtful	3,897	-	-	-	2,201	-	6,098
Total	$43,266	$179,080	$93,798	$46,188	$92,722	$17,303	$472,357

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for six months ended June 30, 2014:

	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2014	168,100	121,000	$16.54
Granted	-	-	-
Exercised	(11,800)	(4,500)	5.20
Forfeited	-	(21,500)	18.00
Balance outstanding as of June 30, 2014	156,300	95,000	17.15
Options exercisable as of June 30, 2014	149,200	85,750	17.98

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended June 30, 2014 and 2013 was $30,918 and $35,461, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2014 and 2013 was $190,490 and $187,275, respectively. As of June 30, 2014, there was $5,525 of unrecognized compensation expense related to nonvested stock options and $222,210 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

In February 2014 and January 2013, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full on the date of the grants. The amount expensed was $122,538 and $116,032 for 2014 and 2013, respectively, which represents 11,242 shares of common stock at a market price of $10.90 at the date of grant in 2014 and 16,576 shares of common stock at a market price of $7.00 at the date of grant in 2013.

In February 2014, the company granted 21,820 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed during the six months ended June 30, 2014 was $31,871.

Note 6: Income Per Common Share

	For three months ended June 30, 2014			For six months ended June 30, 2014
	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,227,683	4,265,050	$0.29	$2,282,899	3,718,791	$0.61
Effect of Dilutive Securities		72,430			72,988
Diluted Income Per Common Share	$1,227,683	4,337,480	$0.28	$2,282,899	3,791,779	$0.60

	For three months ended June 30, 2013			For six months ended June 30, 2013
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,369,110	2,731,727	$0.50	$2,123,133	2,735,533	$0.78
Effect of Dilutive Securities		75,197			72,214
Diluted Income Per Common Share	$1,369,110	2,806,924	$0.49	$2,123,133	2,807,747	$0.76

Stock options to purchase 136,500 of common stock were outstanding during the three and six months ended June 30, 2014, respectively, and stock options to purchase 197,500 shares of common stock were outstanding during the three and six months ended June 30, 2013, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

June 30, 2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$106	$-	$-	$106
Debt securities:
U.S. government agencies	-	17,337	-	17,337
Municipals	-	14,283	-	14,283
Government sponsored mortgage-backed securities	-	68,689	-	68,689
Available-for-sale securities	$106	$100,309	$-	$100,415

December 31, 2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	31,762	-	31,762
Municipals	-	13,493	-	13,493
Corporate Bonds	-	994	-	994
Government sponsored mortgage-backed securities	-	51,345	-	51,345
Available-for-sale securities	$99	$97,594	$-	$97,693

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2014	$-	$-	$7,069	$7,069

December 31, 2013	$-	$-	$10,305	$10,305

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2014	$-	$-	$-	$-

December 31, 2013	$-	$-	$2,340	$2,340

There were no transfers between valuation levels for any asset during the six months ended June 30, 2014 or 2013. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$7,069	Market Comparable	Discount to reflect realizable value	0%-38%	(12%)

Impaired loans	$-	Discounted cash flow	Discount rate	0%

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value	0%

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$20,831,026	$20,831,026	1
Held-to-maturity securities	69,862	71,628	2
Federal Home Loan Bank stock	2,878,900	2,878,900	2
Mortgage loans held for sale	1,221,633	1,221,633	2
Loans, net	454,151,996	456,076,651	3
Interest receivable	1,839,238	1,839,238	2
Financial liabilities:
Deposits	481,152,569	472,721,120	2
Federal Home Loan Bank advances	53,400,000	55,526,499	2
Securities sold under agreements to repurchase	10,000,000	10,529,097	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	239,297	239,297	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,303,200	$12,303,200	1
Held-to-maturity securities	79,162	81,089	2
Federal Home Loan Bank stock	2,885,100	2,885,100	2
Mortgage loans held for sale	623,432	623,432	2
Loans, net	464,379,854	466,057,001	3
Interest receivable	1,852,641	1,852,641	2
Financial liabilities:
Deposits	487,318,939	476,503,513	2
Federal Home Loan Bank advances	55,350,000	57,185,083	2
Securities sold under agreements to repurchase	10,000,000	7,978,555	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	250,361	250,361	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

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

On April 3, 2014, the Company received approval from the Board of Governors of the Federal Reserve System to redeem the Company’s remaining $12 million of Series A Preferred Stock that carried a coupon rate of 9.0% per annum. The Company provided the holders of the Series A Preferred Stock with a formal notice of redemption and thirty days thereafter redeemed the Series A Preferred Stock on May 7, 2014, including all accrued and unpaid dividends.

Note 10: Common Stock Offering

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by re-issuing 1,499,999 shares of its Treasury Stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share.

Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.8 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock on May 7, 2014 and intends to use the remaining net proceeds for working capital and for general corporate purposes, including potential future acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013.

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

Financial Condition

The Company’s total assets decreased $134,959 (less than 1%) from $619,888,135 as of December 31, 2013, to $619,753,176 as of June 30, 2014.

Available-for-sale securities increased $2,721,856 (3%) from $97,692,685 as of December 31, 2013, to $100,414,541 as of June 30, 2014. The Company had purchases of $25,995,159 offset by sales, maturities and principal payments received of $25,493,804. The market rates on debt securities have improved in the first six months of 2014 resulting in a decline in unrealized losses of $2,522,940.

Net loans receivable decreased by $10,227,858 (2%) from $464,379,854 as of December 31, 2013, to $454,151,996 as of June 30, 2014. During the six month period, commercial real estate loans increased $9,228,348 (5%) and construction loans decreased $4,106,891 (9%). These changes were primarily due to one larger credit classified as construction being completed and transferred to the commercial real estate category. Also, commercial loans decreased $3,473,630 (4%) which was due to various expected payoffs and principal reductions. Permanent multi-family loans decreased $14,219,289 (31%) due to the expected payoff of one large credit. Loans secured by owner occupied one to four unit residential real estate increased $1,558,986 (2%) and installment loans decreased $228,568 (2%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $1,013,191 (13%) from $7,801,600 as of December 31, 2013 to $6,788,409 as of June 30, 2014. In addition to the provision for loan loss of $525,000 recorded by the Company for the six months ended June 30, 2014, loan charge-offs of specific loans (classified as nonperforming at December 31, 2013) exceeded recoveries by $1,538,191. The Company’s decline in overall loan balances during 2014 has reduced the allowance for loan loss reserve requirements. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2014 and December 31, 2013 was 1.47% and 1.65%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2014 and December 31, 2013 was 87.0% and 49.2%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits decreased $6,166,370 (1%) from $487,318,939 as of December 31, 2013, to $481,152,569 as of June 30, 2014. For the six months ended June 30, 2014, checking and savings accounts decreased by $4,450,771 and certificates of deposit decreased by $1,715,598. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $7,748,527 from $50,355,233 as of December 31, 2013, to $58,103,760 as of June 30, 2014. This increase was due to several factors. First, in an underwritten offering of its common stock, the Company raised approximately $17,200,000 in gross proceeds by re-issuing 1,499,999 shares of its treasury stock. The Company utilized $12.0 million of the net proceeds to redeem the remaining 12,000 shares of its Series A Preferred Stock on May 7, 2014. Secondly, equity increased due to the Company’s net income after preferred stock dividends and accretion of $2,282,899 for the six month period. Finally, as a result of changes in market interest rates, the Company experienced an improvement in the value of its investment portfolio. The equity portion of the Company’s unrealized losses on available-for-sale securities improved by $1,589,452. On a per common share basis, stockholders’ equity decreased from $14.04 as of December 31, 2013 to $13.59 as of June 30, 2014.

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

	Three months ended 6/30/2014			Three months ended 6/30/2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$458,046	$5,576	4.88%	$466,387	$5,952	5.12%
Investment securities	103,058	415	1.62%	112,567	467	1.66%
Other assets	29,359	46	0.63%	29,897	48	0.64%
Total interest-earning	590,464	6,038	4.10%	608,851	6,467	4.26%
Noninterest-earning	33,598			39,969
	$624,062			$648,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,629	12	0.20%	$24,135	14	0.23%
Transaction accounts	256,558	215	0.34%	267,882	265	0.40%
Certificates of deposit	163,598	335	0.82%	182,772	453	0.99%
FHLB advances	52,362	299	2.29%	52,983	308	2.33%
Securities sold under agreements to repurchase	10,000	66	2.65%	16,452	108	2.63%
Subordinated debentures	15,465	133	3.45%	15,465	134	3.48%
Total interest-bearing	522,612	1,060	0.81%	559,688	1,281	0.92%
Noninterest-bearing	39,020			38,210
Total liabilities	561,632			597,898
Stockholders’ equity	62,430			50,922
	$624,062			$648,820
Net earning balance	$67,852			$49,163
Earning yield less costing rate			3.29%			3.34%
Net interest income, and net yield spread on interest earning assets		$4,977	3.38%		$5,186	3.42%
Ratio of interest-earning assets to interest-bearing liabilities		113%			109%

	Six months ended 6/30/2014			Six months ended 6/30/2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$457,498	$11,444	5.04%	$463,050	$11,881	5.17%
Investment securities	103,198	873	1.71%	108,157	899	1.68%
Other assets	31,359	81	0.52%	37,515	106	0.57%
Total interest-earning	592,055	12,398	4.22%	608,722	12,886	4.27%
Noninterest-earning	36,588			41,203
	$628,644			$649,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,339	25	0.20%	$24,074	28	0.24%
Transaction accounts	258,147	453	0.35%	256,837	532	0.42%
Certificates of deposit	168,455	692	0.83%	184,234	933	1.02%
FHLB advances	52,528	594	2.28%	59,508	676	2.29%
Securities sold under agreements to repurchase	10,000	131	2.65%	20,726	272	2.64%
Subordinated debentures	15,465	266	3.47%	15,465	269	3.50%
Total interest-bearing	528,934	2,161	0.82%	560,844	2,709	0.97%
Noninterest-bearing	40,295			37,729
Total liabilities	569,229			598,573
Stockholders’ equity	59,415			51,352
	$628,644			$649,925
Net earning balance	$63,122			$47,878
Earning yield less costing rate			3.40%			3.29%
Net interest income, and net yield spread on interest earning assets		$10,236	3.49%		$10,177	3.37%
Ratio of interest-earning assets to interest-bearing liabilities		112%			109%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2014 and 2013

Net income for the three and six months ended June 30, 2014 was $1,338,683 and $2,640,109, respectively, compared to $1,567,740 and $2,520,393 for the three and six months ended June 30, 2013, respectively, which represents a decrease in net income of $229,057 (15%) for the three month period, and an increase in net income of $119,716 (5%) for the six month period.

Interest Income

Total interest income for the three and six months ended June 30, 2014 decreased $429,437 (7%) and $488,794 (4%), respectively, as compared to the three and six months ended June 30, 2013. For the three and six month periods ended June 30, 2014 compared to the same periods in 2013, the average yield on interest earning assets decreased 16 basis points to 4.10% and 5 basis points to 4.22%, while the average balance of interest earning assets decreased $18,387,000 for the three month period and decreased $16,667,000 for the six month period. For the six month period, the Company recognized approximately $335,000 of interest income on the payoff of a credit relationship that had been classified as non-accrual.

Generally, the Company’s decrease in the average yield on interest earning assets was primarily due to the decline in loan balances for each period compared to the prior year period. Also, strong competition is causing a reduction in rates for new credits as well as maintaining existing credit relationships.

Interest Expense

Total interest expense for the three and six months ended June 30, 2014 decreased $221,007 (17%) and $548,264 (20%), respectively, when compared to the three and six months ended June 30, 2013. For the three and six month periods ended June 30, 2014 compared to the same periods in 2013, the average cost of interest bearing liabilities decreased 11 basis points to 0.81% and 15 basis points to 0.82%, respectively, while the average balance of interest bearing liabilities decreased $37,076,000 for the three month period and decreased $31,910,000 for the six month period when compared to the same periods in 2013. The primary reason for the decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances. Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during 2013. As a result, interest expense on these borrowings for the three and six months ended June 30, 2014 decreased $51,000 and $222,689, respectively, when compared to the same period in 2013.

Net Interest Income

Net interest income for the three and six months ended June 30, 2014 decreased $208,430 (4%) and increased $59,470 (1%), respectively, when compared to the same periods in 2013. For the three and six month periods ended June 30, 2014, the average balance of net interest earning assets over liabilities increased by approximately $18,689,000 and $15,244,000, respectively, when compared to the same periods in 2013. For the three and six month periods ended June 30, 2014, the net interest margin decreased 4 basis points to 3.38% and increased 12 basis points to 3.49%, respectively, when compared to the same periods in 2013.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $325,000 and $525,000 for the three months and six months ended June 30, 2014, respectively, compared to $250,000 and $650,000 for the same periods in 2013.

Generally, the overall decrease in the provision for loan losses for the six months ended June 30, 2014 has resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, and an overall decrease in the loan portfolio. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income decreased $1,822,049 (68%) and $2,024,124 (55%) for the three months and six months ended June 30, 2014, respectively, when compared to the three months and six months ended June 30, 2013. These declines were attributable to a few factors.

First, during the second quarter of 2013, the Company recognized $1.5 million in gains on its investment portfolio and certain tax credit assets in conjunction with a structured transaction to prepay a $15 million repurchase agreement. Furthermore, gains on investment securities decreased $108,579 (93%) and $194,292 (95%) for the three months and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.

Secondly, gains on sales of loans decreased $341,419 (58%) and $587,774 (57%) for the three months and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This was primarily due to long-term interest rates increasing significantly during 2013 and into the first quarter of 2014 which dramatically reduced consumer demand for long-term secondary market mortgage loans.

Noninterest Expense

Noninterest expense decreased $1,649,354 (30%) and $1,730,350 (17%) for the three months and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to a $1.5 million prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above).

Salaries and employee benefits decreased $40,783 and $128,377 for the three months and six months ended June 30, 2014 when compared to the same periods in 2013 due to a decline in the overall number of staff compared to the prior year periods and a decline in mortgage commissions from reduced mortgage volume.

Provision for Income Taxes

The provision for income taxes decreased during the three and six month periods compared to the same periods in 2013 due to declines in taxable income. Furthermore, the actual effective tax rate (based on income before income taxes) also declined from the increased utilization of state low income housing tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2014 and December 31, 2013 was 87.0% and 49.2%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2014, were $12.7 million or 2.04% of total assets as compared to $16.7 million, or 2.69% of total assets at December 31, 2013. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2014	12/31/2013	12/31/2012
Nonperforming loans	$7,806	$15,848	$15,331
Troubled debt restructurings	787	-	-
Real estate acquired in settlement of loans	3,644	3,822	4,530
Total nonperforming assets	$12,237	$19,670	$19,861

Total nonperforming assets as a percentage of total assets	1.97%	3.17%	3.01%
Allowance for loan losses	$6,788	$7,802	$8,740
Allowance for loan losses as a percentage of gross loans	1.47%	1.65%	1.83%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $20,831,026 as of June 30, 2014 and $12,303,200 as of December 31, 2013, representing an increase of $8,527,826. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of June 30, 2014, the Bank’s Tier 1 leverage ratio was 10.93%, its Tier 1 risk-based capital ratio was 14.02% and the Bank’s total risk-based capital ratio was 15.27% - all exceeding the minimums of 5%, 6% and 10%, respectively.

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by re-issuing 1,499,999 shares of treasury stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share. Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.8 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock on May 7, 2014 and intends to use the remaining net proceeds for working capital and for general corporate purposes, including potential future acquisitions.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2014 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$62,235	$(4,029)	-6%	10.39%	-0.27%
+100	63,692	(2,572)	-4%	10.45%	-0.21%
NC	66,264	-	-	10.66%	-
-100	68,919	2,655	4%	10.85%	0.19%
-200	75,424	9,161	14%	11.64%	0.98%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended June 30, 2014.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	CEO certification pursuant to 18 U.S.C. Section 1350
32.2	CFO certification pursuant to 18 U.S.C. Section 135
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 8, 2014
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 8, 2014
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)