Form 10-Q
period 2014-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2014-11-12
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2014
Common Stock, Par Value $0.10 per share	4,300,148 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Stockholders’ Equity	6
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	9/30/14	12/31/13
ASSETS
Cash	$3,499,789	$3,453,032
Interest-bearing deposits in other financial institutions	7,622,823	8,850,168
Cash and cash equivalents	11,122,612	12,303,200
Available-for-sale securities	96,715,489	97,692,685
Held-to-maturity securities	65,352	79,162
Stock in Federal Home Loan Bank, at cost	3,108,900	2,885,100
Mortgage loans held for sale	69,132	623,432
Loans receivable, net of allowance for loan losses of September 30, 2014 - $6,537,697 - December 31, 2013 - $7,801,600	466,530,432	464,379,854
Accrued interest receivable:
Loans	1,383,215	1,462,881
Investments and interest-bearing deposits	285,790	389,760
Prepaid expenses and other assets	4,788,417	5,536,879
Foreclosed assets held for sale	3,556,044	3,821,976
Premises and equipment, net	10,668,442	10,886,720
Bank owned life insurance	14,324,175	14,043,697
Income taxes receivable	897,107	504,138
Deferred income taxes	3,586,343	5,278,651
	$617,101,450	$619,888,135

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$471,250,671	$487,318,939
Federal Home Loan Bank and Federal Reserve Bank advances	59,150,000	55,350,000
Securities sold under agreements to repurchase	10,000,000	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	444,050	149,668
Accrued expenses and other liabilities	1,204,264	998,934
Accrued interest payable	241,932	250,361
	557,755,917	569,532,902

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding December 31, 2013 - 12,000 shares	-	11,983,790
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2014 and December 31, 2013 - 6,823,203 and 6,783,603 shares, respectively	682,320	678,360
Additional paid-in capital	50,796,626	57,655,031
Retained earnings, substantially restricted	46,984,044	43,769,485
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes	(983,268)	(2,506,248)
	97,479,722	111,580,418
Treasury stock, at cost; September 30, 2014 and December 31, 2013 - 2,523,055 and 4,051,248 shares, respectively	(38,134,189)	(61,225,185)
	59,345,533	50,355,233
	$617,101,450	$619,888,135

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Interest Income
Loans	$5,736,813	$5,866,225	$17,180,526	$17,747,071
Investment securities	383,947	452,645	1,256,831	1,352,102
Other	26,299	31,025	107,349	137,163
	6,147,059	6,349,895	18,544,706	19,236,336
Interest Expense
Deposits	583,736	717,324	1,753,229	2,209,918
Federal Home Loan Bank and Federal Reserve Bank advances	302,271	311,210	896,598	987,754
Subordinated debentures	133,456	134,474	399,654	403,146
Other	66,700	66,700	197,925	338,397
	1,086,163	1,229,708	3,247,406	3,939,215
Net Interest Income	5,060,896	5,120,187	15,297,300	15,297,121
Provision for Loan Losses	450,000	200,000	975,000	850,000
Net Interest Income After Provision for Loan Losses	4,610,896	4,920,187	14,322,300	14,447,121
Noninterest Income
Service charges	315,066	299,708	946,485	853,542
Gain (loss) on sale of investment securities	(1,554)	14,149	9,137	219,132
Gain on sale of loans	249,967	262,210	686,212	1,286,229
Gain on sale of state low-income housing tax credits	-	-	-	1,441,012
Net loss on foreclosed assets	(32,782)	(27,643)	(109,747)	(175,746)
Other income	336,688	327,674	1,015,486	956,241
	867,385	876,098	2,547,573	4,580,410
Noninterest Expense
Salaries and employee benefits	2,218,655	2,257,469	6,755,386	6,922,577
Occupancy	421,626	437,879	1,268,301	1,313,772
FDIC deposit insurance premiums	84,031	141,089	340,994	424,725
Prepayment penalty on repurchase agreements	-	-	-	1,510,000
Data processing	180,021	164,719	506,293	518,854
Advertising	106,251	106,251	318,753	318,753
Other expense	840,484	903,045	2,888,928	2,959,708
	3,851,068	4,010,452	12,078,655	13,968,389
Income Before Income Taxes	1,627,213	1,785,833	4,791,218	5,059,142
Provision for Income Taxes	266,730	439,847	790,626	1,192,763
Net Income	1,360,483	1,345,986	4,000,592	3,866,379
Preferred Stock Dividends and Discount Accretion	-	198,630	357,210	595,890
Net Income Available to Common Shareholders	$1,360,483	$1,147,356	$3,643,382	$3,270,489

Basic Income Per Common Share	$0.32	$0.42	$0.93	$1.20
Diluted Income Per Common Share	$0.31	$0.41	$0.92	$1.16

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
NET INCOME	$1,360,483	$1,345,986	$4,000,592	$3,866,379
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(107,064)	(26,465)	2,426,566	(4,131,266)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	1,554	(14,149)	(9,137)	(219,132)
Total other items in comprehensive income (loss)	(105,510)	(40,614)	2,417,429	(4,350,398)
Income tax expense (benefit) related to other items of comprehensive income	(39,039)	(15,027)	894,449	(1,609,647)
Other comprehensive income (loss)	(66,471)	(25,587)	1,522,980	(2,740,751)
TOTAL COMPREHENSIVE INCOME	$1,294,012	$1,320,399	$5,523,572	$1,125,628

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2014	$11,983,790	$678,360	-	$57,655,031	$(61,225,185)	$43,769,485	$(2,506,248)	$50,355,233
Net income	-	-	-	-	-	4,000,592	-	4,000,592
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	-	1,522,980	1,522,980
Preferred stock redeemed	(12,000,000)	-	-	-	-	-	-	(12,000,000)
Preferred stock discount accretion	16,210	-	-	-	-	(16,210)	-	-
Preferred stock dividends	-	-	-	-	-	(338,000)	-	(338,000)
Dividends on common stock ($0.05 per share)	-	-	-	-	-	(431,823)	-	(431,823)
Stock award plans	-	-	-	(214,642)	426,011	-	-	211,369
Stock options exercised	-	3,960	-	206,910	-	-	-	210,870
Proceeds from issuance of common stock	-	-	-	(6,850,673)	22,664,985	-	-	15,814,312
Balance, September 30, 2014	$-	$682,320	-	$50,796,626	$(38,134,189)	$46,984,044	$(983,268)	$59,345,533

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2013	$11,789,276	$678,180	$1,377,811	$58,267,529	$(61,369,344)	$39,324,292	$800,826	$50,868,570
Net income	-	-	-	-	-	3,866,379	-	3,866,379
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	-	-	(2,740,751)	(2,740,751)
Preferred stock discount accretion	145,886	-	-	-	-	(145,886)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	(450,000)	-	(450,000)
Common stock warrants repurchased	-	-	(1,377,811)	(625,439)	-	-	-	(2,003,250)
Stock award plans	-	-	-	(31,597)	250,795	-	-	219,198
Stock options exercised	-	180	-	9,229	-	-	-	9,409
Treasury stock purchased	-	-	-	-	(105,782)	-	-	(105,782)
Balance, September 30, 2013	$11,935,162	$678,360	$-	$57,619,722	$(61,224,331)	$42,594,785	$(1,939,925)	$49,663,773

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	9/30/2014	9/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,000,592	$3,866,379
Items not requiring (providing) cash:
Deferred income taxes	797,859	794,155
Depreciation	565,966	619,530
Provision for loan losses	975,000	850,000
Gain on sale of loans and investment securities	(695,349)	(1,505,361)
Loss on foreclosed assets held for sale	42,706	80,957
Gain on sale of state low-income housing tax credits	-	(1,441,012)
Amortization of deferred income, premiums and discounts	566,323	480,426
Stock award plan expense	223,520	219,199
Origination of loans held for sale	(23,205,947)	(44,234,389)
Proceeds from sale of loans held for sale	24,446,459	47,131,305
Increase in cash surrender value of bank owned life insurance	(280,478)	(292,466)
Changes in:
Prepaid FDIC deposit insurance premiums	-	1,438,636
Accrued interest receivable	183,636	233,667
Prepaid expenses and other assets	748,462	575,992
Accounts payable and accrued expenses	55,407	336,470
Income taxes receivable	(405,120)	388,609
Net cash provided by operating activities	8,019,036	9,542,097
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(3,338,525)	5,968,759
Principal payments on held-to-maturity securities	13,809	96,854
Principal payments on available-for-sale securities	7,148,661	8,840,250
Proceeds from calls/maturities of available-for-sale securities	3,151,000	9,000,000
Purchase of premises and equipment	(347,688)	(343,496)
Purchase of available-for-sale securities	(28,700,444)	(50,890,798)
Proceeds from sale of available-for-sale securities	21,258,655	24,628,847
Redemption of Federal Home Loan Bank stock	-	896,400
Purchase of Federal Home Loan Bank stock	(223,800)	-
Proceeds from sale of state low-income housing tax credits	-	1,441,012
Proceeds from sale of foreclosed assets held for sale	415,741	844,524
Net cash provided by (used in) investing activities	(622,591)	482,352
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(215,329)	-
Net increase (decrease) in demand deposits, NOW and savings accounts	(11,905,037)	29,026,691
Net decrease in certificates of deposit	(4,163,231)	(18,317,426)
Net decrease of securities sold under agreements to repurchase	-	(15,000,000)
Proceeds from FHLB advances	6,800,000	-
Repayments of FHLB advances	(3,000,000)	(15,100,000)
Stock options exercised	210,870	9,408
Redemption of preferred stock	(12,000,000)	-
Repurchase of common stock warrants	-	(2,003,250)
Proceeds from issuance of common stock	15,814,312	-
Advances from borrowers for taxes and insurance	294,382	329,879
Cash dividends paid on preferred stock	(413,000)	(450,000)
Treasury stock purchased	-	(105,782)
Net cash used in financing activities	(8,577,033)	(21,610,480)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,180,588)	(11,586,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,303,200	41,663,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,122,612	$30,077,374

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K (“Form 10K”) for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year or any other period. The condensed consolidated balance sheet of the Company as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2014
Equity Securities	$102,212	$13,977	$(15,298)	$100,891
Debt Securities:
U. S. government agencies	16,860,032	-	(593,261)	16,266,771
Municipals	14,348,081	148,064	(129,926)	14,366,219
Government sponsored mortgage-backed securities	66,965,907	252,102	(1,236,401)	65,981,608
	$98,276,232	$414,143	$(1,974,886)	$96,715,489

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Municipals	14,133,821	18,827	(660,021)	13,492,627
Corporates	990,663	3,609	-	994,272
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
	$101,670,858	$303,481	$(4,281,654)	$97,692,685

Maturities of available-for-sale debt securities as of September 30, 2014:

	Amortized Cost	Approximate Fair Value
1-5 years	$8,513,565	$8,322,947
6-10 years	14,973,074	14,533,744
After 10 years	7,721,474	7,776,299
Government sponsored mortgage-backed securities not due on a single maturity date	66,965,907	65,981,608
	$98,174,020	$96,614,598

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$65,352	$1,742	$-	$67,094

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
Debt Securities:
Government sponsored mortgage-backed securities	$79,162	$1,927	$-	$81,089

Maturities of held-to-maturity securities as of September 30, 2014:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$65,352	$67,094

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $45,982,867 and $44,717,470 as of September 30, 2014 and December 31, 2013, respectively. The approximate fair value of pledged securities amounted to $44,912,238 and $42,807,840 as of September 30, 2014 and December 31, 2013, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $9,137 and $219,132 as of September 30, 2014 and September 30, 2013, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $3,381 and $81,079 as of September 30, 2014 and September 30, 2013, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013, was $69,329,238 and $85,712,067, respectively, which is approximately 72% and 88% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$32,629	$(15,298)	$32,629	$(15,298)
U. S. government agencies	-	-	16,266,771	(593,261)	16,266,771	(593,261)
Municipals	1,560,280	(3,087)	6,485,567	(126,839)	8,045,847	(129,926)
Government sponsored mortgage-backed securities	11,213,100	(66,485)	33,770,891	(1,169,916)	44,983,991	(1,236,401)
	$12,773,380	$(69,572)	$56,555,858	$(1,905,314)	$69,329,238	$(1,974,886)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$29,014	$(18,913)	$29,014	$(18,913)
U. S. government agencies	24,731,730	(916,208)	7,029,657	(521,270)	31,761,387	(1,437,478)
Municipals	10,460,662	(534,440)	1,701,215	(125,581)	12,161,877	(660,021)
Government sponsored mortgage-backed securities	32,074,646	(1,655,296)	9,685,143	(509,946)	41,759,789	(2,165,242)
	$67,267,038	$(3,105,944)	$18,445,029	$(1,175,710)	$85,712,067	$(4,281,654)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2014 and December 31, 2013 include:

	September 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$97,624,021	$93,797,650
Multi-family	31,215,812	46,188,434
Real estate - construction	39,354,340	43,266,130
Real estate - commercial	201,823,638	179,079,433
Commercial loans	86,093,439	92,721,783
Consumer and other loans	17,152,679	17,303,392
Total loans	473,263,929	472,356,822
Less:
Allowance for loan losses	(6,537,697)	(7,801,600)
Deferred loan fees/costs, net	(195,800)	(175,368)
Net loans	$466,530,432	$464,379,854

Classes of loans by aging at September 30, 2014 and December 31, 2013 were as follows:

As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$751	$239	$353	$1,343	$96,281	$97,624	$-
Multi-family	413	-	-	413	30,803	31,216	-
Real estate - construction	-	-	-	-	39,354	39,354	-
Real estate - commercial	-	-	-	-	201,824	201,824	-
Commercial loans	510	-	230	740	85,353	86,093	-
Consumer and other loans	23	15	38	76	17,077	17,153	-
Total	$1,697	$254	$621	$2,572	$470,692	$473,264	$-

As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$246	$337	$-	$583	$93,215	$93,798	$-
Multi-family	-	-	-	-	46,188	46,188	-
Real estate - construction	-	-	536	536	42,730	43,266	-
Real estate - commercial	-	-	2,604	2,604	176,476	179,080	-
Commercial loans	-	2	3,628	3,630	89,092	92,722	-
Consumer and other loans	19	-	63	82	17,221	17,303	-
Total	$265	$339	$6,831	$7,435	$464,922	$472,357	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$949,961	$815,746
Multi-family	413,396	-
Real estate - construction	3,380,896	4,529,410
Real estate - commercial	473,218	3,663,166
Commercial loans	348,254	6,776,230
Consumer and other loans	38,127	63,027
Total	$5,603,852	$15,847,579

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788
Provision charged to expense	(244)	(418)	(84)	(30)	1,135	(4)	95	$450
Losses charged off	-	-	(27)	-	(792)	(16)	-	$(835)
Recoveries	1	99	3	-	22	10	-	$135
Balance, end of period	$1,636	$1,965	$906	$116	$1,609	$211	$95	$6,538

Nine months ended September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(548)	(184)	30	(93)	2,049	(15)	(264)	$975
Losses charged off	(207)	(9)	(127)	-	(2,014)	(84)	-	$(2,441)
Recoveries	4	99	6	-	55	38	-	$202
Balance, end of period	$1,636	$1,965	$906	$116	$1,609	$211	$95	$6,538

Three months ended September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,999	$2,026	$1,229	$291	$2,065	$267	$500	$8,377
Provision charged to expense	571	(24)	(178)	(71)	(189)	(52)	143	$200
Losses charged off	(117)	-	(6)	-	-	(17)	-	$(140)
Recoveries	5	-	5	-	8	18	-	$36
Balance, end of period	$2,458	$2,002	$1,050	$220	$1,884	$216	$643	$8,473

Nine months ended September 30, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	445	(329)	(138)	(64)	462	(15)	489	$850
Losses charged off	(555)	(186)	(140)	-	(373)	(70)	-	$(1,324)
Recoveries	43	-	12	-	106	46	-	$207
Balance, end of period	$2,458	$2,002	$1,050	$220	$1,884	$216	$643	$8,473

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$574	$185	$48	$-	$-	$26	$-	$833
Ending balance: collectively evaluated for impairment	$1,062	$1,780	$858	$116	$1,609	$185	$95	$5,705
Loans:
Ending balance: individually evaluated for impairment	$3,378	$473	$888	$413	$1,085	$1,024	$-	$7,261
Ending balance: collectively evaluated for impairment	$35,976	$201,351	$96,736	$30,803	$85,008	$16,129	$-	$466,003

December 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$890	$-	$8	$-	$601	$102	$-	$1,601
Ending balance: collectively evaluated for impairment	$1,497	$2,059	$989	$209	$918	$170	$359	$6,201
Loans:
Ending balance: individually evaluated for impairment	$4,530	$3,663	$886	$-	$6,776	$316	$-	$16,171
Ending balance: collectively evaluated for impairment	$38,736	$175,417	$92,912	$46,188	$85,946	$16,987	$-	$456,186

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

The following table summarizes the recorded investment in impaired loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$642	$642	$-	$620	$620	$-
Multi-family	413	413	-	-	-	-
Real estate - construction	74	74	-	96	940	-
Real estate - commercial	-	-	-	3,663	3,663	-
Commercial loans	1,085	1,388	-	2,327	2,462	-
Consumer and other loans	-	-	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$308	$308	$48	$267	$267	$8
Multi-family	-	-	-	-	-	-
Real estate - construction	3,307	4,358	574	4,433	4,433	890
Real estate - commercial	473	473	185	-	-	-
Commercial loans	-	-	-	4,449	5,148	601
Consumer and other loans	115	115	26	316	316	102
Total
Real estate - residential mortgage:
One to four family units	$950	$950	$48	$887	$887	$8
Multi-family	413	413	-	-	-	-
Real estate - construction	3,381	4,432	574	4,529	5,373	890
Real estate - commercial	473	473	185	3,663	3,663	-
Commercial loans	1,085	1,388	-	6,776	7,610	601
Consumer and other loans	115	115	26	316	316	102
Total	$6,417	$7,771	$833	$16,171	$17,849	$1,601

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$710	$1	$2,028	$4
Multi-family	46	-	-	-
Real estate - construction	88	-	4,044	-
Real estate - commercial	272	-	4,458	40
Commercial loans	2,375	196	878	1
Consumer and other loans	-	-	107	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$333	$-	$296	$-
Multi-family	-	-	-	-
Real estate - construction	3,691	-	1,849	-
Real estate - commercial	434	-	748	-
Commercial loans	1,414	-	2,741	-
Consumer and other loans	277	-	310	-
Total
Real estate - residential mortgage:
One to four family units	$1,043	$1	$2,324	$4
Multi-family	46	-	-	-
Real estate - construction	3,779	-	5,893	-
Real estate - commercial	706	-	5,206	40
Commercial loans	3,789	196	3,619	1
Consumer and other loans	277	-	417	-
Total	$9,640	$197	$17,459	$45

	For the Three Months Ended		For the Three Months Ended
	September 30, 2014		September 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$627	$-	$1,782	$1
Multi-family	138	-	-	-
Real estate - construction	74	-	1,703	-
Real estate - commercial	-	-	5,091	4
Commercial loans	949	98	1,343	-
Consumer and other loans	-	-	123	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$340	$-	$599	$-
Multi-family	-	-	-	-
Real estate - construction	3,307	-	3,829	-
Real estate - commercial	478	-	-	-
Commercial loans	447	-	2,712	-
Consumer and other loans	79	-	252	-
Total
Real estate - residential mortgage:
One to four family units	$967	$-	$2,381	$1
Multi-family	138	-	-	-
Real estate - construction	3,381	-	5,532	-
Real estate - commercial	478	-	5,091	4
Commercial loans	1,396	98	4,055	-
Consumer and other loans	79	-	375	-
Total	$6,439	$98	$17,434	$5

At September 30, 2014, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The Bank did not have any loans that were newly classified as TDRs for the three months ended September 30, 2014.

The following table presents the carrying balance of TDRs as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Real estate - residential mortgage:
One to four family units	$510,407	$519,718
Multi-family	-	-
Real estate - construction	3,380,896	4,507,190
Real estate - commercial	473,218	3,026,931
Commercial loans	854,644	3,699,243
Consumer and other loans	-	-
Total	$5,219,165	$11,753,082

The Bank has allocated $801,651 and $1,146,359 of specific reserves to customers whose loan terms have been modified in a TDR as of September 30, 2014 and December 31, 2013, respectively.

There were two commercial TDRs totaling $1,768,081 and one one to four family TDR totaling $282,369 for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2014. There were two one to four family TDRs totaling $330,000 for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Real estate-Residential one to four family: The residential one to four family real estate loans are generally secured by owner-occupied one to four family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2014 and December 31, 2013:

September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$29,337	$192,302	$93,597	$30,803	$73,104	$16,896	$436,039
Special Mention	6,603	5,537	2,605	-	11,193	-	25,938
Substandard	3,414	3,512	1,422	413	1,796	219	10,776
Doubtful	-	473	-	-	-	38	511
Total	$39,354	$201,824	$97,624	$31,216	$86,093	$17,153	$473,264

December 31, 2013	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$31,433	$169,135	$83,341	$45,768	$78,622	$16,743	$425,042
Special Mention	7,253	4,721	8,954	420	9,161	107	30,616
Substandard	683	5,224	1,503	-	2,738	453	10,601
Doubtful	3,897	-	-	-	2,201	-	6,098
Total	$43,266	$179,080	$93,798	$46,188	$92,722	$17,303	$472,357

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s Form 10-K for the year ended December 31, 2013.

The table below summarizes transactions under the Company’s stock option plans for nine months ended September 30, 2014:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2014	168,100	121,000	$16.54
Granted	-	-	-
Exercised	(25,100)	(14,500)	5.33
Forfeited	(2,700)	(24,000)	19.03
Balance outstanding as of September 30, 2014	140,300	82,500	18.23
Options exercisable as of September 30, 2014	133,900	79,500	18.81

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended September 30, 2014 and 2013 was $29,304 and $31,923, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2014 and 2013 was $223,520 and $219,199, respectively. As of September 30, 2014, there was $5,631 of unrecognized compensation expense related to nonvested stock options and $196,858 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

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

In February 2014, the company granted 21,820 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed during the nine months ended September 30, 2014 was $51,817.

Note 6: Income Per Common Share

	For three months ended September 30, 2014			For nine months ended September 30, 2014
	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,360,483	4,278,733	$0.32	$3,643,382	3,907,490	$0.93
Effect of Dilutive Securities		66,301			70,814
Diluted Income Per Common Share	$1,360,483	4,345,034	$0.31	$3,643,382	3,978,304	$0.92

	For three months ended September 30, 2013			For nine months ended September 30, 2013
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,147,356	2,732,431	$0.42	$3,270,489	2,734,487	$1.20
Effect of Dilutive Securities		87,377			78,072
Diluted Income Per Common Share	$1,147,356	2,819,808	$0.41	$3,270,489	2,812,559	$1.16

Stock options to purchase 131,500 of common stock were outstanding during the three and nine months ended September 30, 2014, respectively, and stock options to purchase 155,000 shares of common stock were outstanding during the three and nine months ended September 30, 2013, respectively, but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The update will be effective for the Company beginning January 1, 2015; however, early adoption is permitted. The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this update to determine what, if any, impacts it may have on the Company’s financial position or results of operations. The Company expects that there will be no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which is currently included in Other Non-interest Expense in the Consolidated Statements of Income would be removed from Other Non-interest Expense and included in Provision for Income Taxes in the Consolidated Statements of Income. This would have the effect of reducing Non-interest Expense and increasing Provision for Income Taxes, but is not expected to have any impact on Net Income.

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

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a framework that replaces the existing revenue recognition guidance and is effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public entities. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No, 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The requirements are effective for public entities for the first interim or annual period beginning after December 15, 2014. The disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as securities borrowings is required to be presented for annual periods beginning after December 15, 2014. The Company’s adoption of ASU No. 2014-01 is not expected to have a significant impact on its consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

September 30, 2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$101	$-	$-	$101
Debt securities:
U.S. government agencies	-	16,267	-	16,267
Municipals	-	14,366	-	14,366
Government sponsored mortgage-backed securities	-	65,981	-	65,981
Available-for-sale securities	$101	$96,614	$-	$96,715

December 31, 2013
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	31,762	-	31,762
Municipals	-	13,493	-	13,493
Corporate Bonds	-	994	-	994
Government sponsored mortgage-backed securities	-	51,345	-	51,345
Available-for-sale securities	$99	$97,594	$-	$97,693

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Impaired loans:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2014	$-	$-	$5,067	$5,067

December 31, 2013	$-	$-	$10,305	$10,305

Foreclosed assets held for sale:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2014	$-	$-	$-	$-

December 31, 2013	$-	$-	$2,340	$2,340

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2014 or 2013. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,067	Market Comparable	Discount to reflect realizable value	0%-44%	(14%)
Impaired loans	$-	Discounted cash flow	Discount rate	0%
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value	0%

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$11,122,612	$11,122,612	1
Held-to-maturity securities	65,352	67,094	2
Federal Home Loan Bank stock	3,108,900	3,108,900	2
Mortgage loans held for sale	69,132	69,132	2
Loans, net	466,530,432	466,944,109	3
Interest receivable	1,669,005	1,669,005	2
Financial liabilities:
Deposits	471,250,671	462,054,468	2
Federal Home Loan Bank and Federal Reserve Bank advances	59,150,000	61,310,921	2
Securities sold under agreements to repurchase	10,000,000	10,524,690	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	241,932	241,932	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2013
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,303,200	$12,303,200	1
Held-to-maturity securities	79,162	81,089	2
Federal Home Loan Bank stock	2,885,100	2,885,100	2
Mortgage loans held for sale	623,432	623,432	2
Loans, net	464,379,854	466,057,001	3
Interest receivable	1,852,641	1,852,641	2
Financial liabilities:
Deposits	487,318,939	476,503,513	2
Federal Home Loan Bank and Federal Reserve Bank advances	55,350,000	57,185,083	2
Securities sold under agreements to repurchase	10,000,000	7,978,555	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	250,361	250,361	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

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

Note 10: Common Stock Offering

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by selling 1,499,999 shares of its Treasury Stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” “continues,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the year ended December 31, 2013.

Financial Condition

The Company’s total assets decreased $2,786,685 (less than 1%) from $619,888,135 as of December 31, 2013, to $617,101,450 as of September 30, 2014.

Available-for-sale securities decreased $977,196 (1%) from $97,692,685 as of December 31, 2013, to $96,715,489 as of September 30, 2014. The Company had purchases of $28,700,444 offset by sales, maturities and principal payments received of $31,558,316. The market rates on debt securities have improved in the first nine months of 2014 resulting in a decline in unrealized losses of $2,417,429.

Net loans receivable increased by $2,150,578 (less than 1%) from $464,379,854 as of December 31, 2013, to $466,530,432 as of September 30, 2014. During the nine month period, commercial real estate loans increased $22,744,205 (13%) and construction loans decreased $3,911,790 (9%). These changes were primarily due to a few larger credits classified as construction being completed and transferred to the commercial real estate category. Also, commercial loans decreased $6,628,344 (7%) which was due to various expected payoffs and principal reductions. Permanent multi-family loans decreased $14,972,622 (32%) due primarily to the expected payoff of one large credit. Loans secured by owner occupied one to four unit residential real estate increased $3,826,371 (4%) and installment loans decreased $150,713 (1%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses decreased $1,263,903 (16%) from $7,801,600 as of December 31, 2013 to $6,537,697 as of September 30, 2014. In addition to the provision for loan loss of $975,000 recorded by the Company for the nine months ended September 30, 2014, loan charge-offs of specific loans (classified as nonperforming at December 31, 2013) exceeded recoveries by $2,238,902. The Company’s increase in overall loan balances during the third quarter has increased the general component of the allowance for loan loss reserve requirements. However, the overall reserve decreased as a result of charge-offs of specific reserves established on nonperforming loans.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2014 and December 31, 2013 was 1.38% and 1.65%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2014 and December 31, 2013 was 116.7% and 49.2%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits decreased $16,068,268 (3%) from $487,318,939 as of December 31, 2013 to $471,250,671 as of September 30, 2014. For the nine months ended September 30, 2014, demand deposit checking and NOW account transactional balances increased by $1,601,558, offset by declines in money market and savings account balances of $13,506,595 and declines in retail and internet certificates of deposit of $4,163,231. The declines in money market, savings and certificate balances is primarily due to the temporary reduction in the balance of one large depositor coupled with an overall decline in retail balances due to the competitive rate environment. The Company has implemented strategies to curb further significant reductions in core certificate balances. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank and Federal Reserve Bank advances increased $3,800,000 (7%) from $55,350,000 as of December 31, 2013 to $59,150,000 as of September 30, 2014. During the third quarter of 2014, the Company utilized Federal Home Loan Bank advances to fund a portion of its loan growth due to the cost effectiveness of those borrowings. Going forward, the Company will continue to utilize advances to fund a portion of its organic loan growth.

Stockholders’ equity (including unrealized appreciation on available-for-sale securities, net of tax) increased $8,990,300 from $50,355,233 as of December 31, 2013, to $59,345,533 as of September 30, 2014. This increase was due to several factors. First, in an underwritten offering of its common stock, the Company raised approximately $17,200,000 in gross proceeds by selling 1,499,999 shares of its treasury stock. The Company utilized $12.0 million of the net proceeds to redeem the remaining 12,000 shares of its Series A Preferred Stock on May 7, 2014. Second, equity increased due to the Company’s net income after preferred stock dividends and accretion of $3,643,382 for the nine month period. Finally, as a result of changes in market interest rates, the Company experienced an improvement in the value of its investment portfolio. The equity portion of the Company’s unrealized losses on available-for-sale securities improved by $1,522,980. On a per common share basis, stockholders’ equity decreased from $14.04 as of December 31, 2013 to $13.80 as of September 30, 2014 due to the additional shares outstanding after the offering and sale of the treasury stock described above.

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

	Three months ended 9/30/2014			Three months ended 9/30/2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$463,922	$5,737	4.91%	$468,345	$5,866	4.97%
Investment securities	100,489	384	1.52%	110,501	453	1.63%
Other assets	17,294	26	0.60%	20,036	31	0.61%
Total interest-earning	581,705	6,147	4.19%	598,882	6,350	4.21%
Noninterest-earning	36,635			35,448
	$618,340			$634,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,803	13	0.20%	$23,969	13	0.21%
Transaction accounts	251,076	227	0.36%	263,247	261	0.39%
Certificates of deposit	161,625	345	0.85%	179,862	444	0.98%
FHLB and Federal Reserve advances	52,835	302	2.27%	52,950	311	2.33%
Securities sold under agreements to repurchase	10,000	67	2.65%	10,000	67	2.65%
Subordinated debentures	15,465	133	3.42%	15,465	134	3.45%
Total interest-bearing	515,803	1,086	0.84%	545,492	1,230	0.89%
Noninterest-bearing	43,358			39,557
Total liabilities	559,161			585,050
Stockholders’ equity	59,179			49,280
	$618,340			$634,330
Net earning balance	$65,902			$53,390
Earning yield less costing rate			3.36%			3.31%
Net interest income, and net yield spread on interest earning assets		$5,061	3.45%		$5,120	3.39%
Ratio of interest-earning assets to interest-bearing liabilities		113%			110%

	Nine months ended 9/30/2014			Nine months ended 9/30/2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$459,639	$17,181	5.00%	$464,656	$17,747	5.11%
Investment securities	102,295	1,257	1.64%	108,939	1,352	1.66%
Other assets	26,671	107	0.54%	31,689	137	0.58%
Total interest-earning	588,605	18,545	4.21%	605,284	19,236	4.25%
Noninterest-earning	36,604			44,641
	$625,209			$649,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,494	37	0.20%	$24,039	41	0.23%
Transaction accounts	255,790	679	0.36%	258,974	792	0.41%
Certificates of deposit	166,178	1,037	0.83%	182,777	1,376	1.01%
FHLB and Federal Reserve advances	52,630	897	2.28%	57,322	988	2.30%
Securities sold under agreements to repurchase	10,000	198	2.65%	17,151	338	2.64%
Subordinated debentures	15,465	400	3.46%	15,465	403	3.49%
Total interest-bearing	524,557	3,247	0.83%	555,727	3,939	0.95%
Noninterest-bearing	41,316			38,338
Total liabilities	565,873			594,065
Stockholders’ equity	59,336			55,860
	$625,209			$649,925
Net earning balance	$64,048			$49,557
Earning yield less costing rate			3.38%			3.30%
Net interest income, and net yield spread on interest earning assets		$15,297	3.47%		$15,297	3.38%
Ratio of interest-earning assets to interest-bearing liabilities		112%			109%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30,

2014 and 2013

Net income for the three and nine months ended September 30, 2014 was $1,360,483 and $4,000,592, respectively, compared to $1,345,986 and $3,866,379 for the three and nine months ended September 30, 2013, respectively, which represents a increase in net income of $14,497 (1%) for the three month period, and an increase in net income of $134,213 (3%) for the nine month period.

Interest Income

Total interest income for the three and nine months ended September 30, 2014 decreased $202,836 (3%) and $691,630 (4%), respectively, as compared to the three and nine months ended September 30, 2013. For the three and nine month periods ended September 30, 2014 compared to the same periods in 2013, the average yield on interest earning assets decreased 2 basis points to 4.19% and 4 basis points to 4.21%, while the average balance of interest earning assets decreased $17,177,000 for the three month period and decreased $16,678,000 for the nine month period. For the nine month period in 2014, the Company recognized approximately $335,000 of interest income on the payoff of a credit relationship that had been classified as non-accrual.

Generally, the Company’s decrease in the average yield on interest earning assets was primarily due to the decline in loan balances for each period compared to the prior year period. Also, strong competition is causing a reduction in rates for new credits as well as maintaining existing credit relationships.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2014 decreased $143,545 (12%) and $691,809 (18%), respectively, when compared to the three and nine months ended September 30, 2013. For the three and nine month periods ended September 30, 2014 compared to the same periods in 2013, the average cost of interest bearing liabilities decreased 5 basis points to 0.84% and 12 basis points to 0.83%, respectively, while the average balance of interest bearing liabilities decreased $29,689,000 for the three month period and decreased $31,170,000 for the nine month period when compared to the same periods in 2013. The primary reason for the decrease in the average cost of interest bearing liabilities was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances. Also, the Company reduced its FHLB advances and securities sold under agreements to repurchase during 2013. As a result, interest expense on these borrowings for the three and nine months ended September 30, 2014 decreased $8,939 and $231,628, respectively, when compared to the same period in 2013.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2014 decreased $59,291 (1%) and increased $179 (less than 1%), respectively, when compared to the same periods in 2013. For the three and nine month periods ended September 30, 2014, the average balance of net interest earning assets over liabilities increased by approximately $12,512,000 and $14,491,000, respectively, when compared to the same periods in 2013. For the three and nine month periods ended September 30, 2014, the net interest margin increased 6 basis points to 3.45% and increased 9 basis points to 3.47%, respectively, when compared to the same periods in 2013.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $450,000 and $975,000 for the three months and nine months ended September 30, 2014, respectively, compared to $200,000 and $850,000 for the same periods in 2013.

The increase in the provision for loan losses for the nine months ended September 30, 2014 was primarily due to the Company’s increase in overall loan balances during the third quarter of 2014. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income decreased $8,713 (1%) and $2,032,837 (44%) for the three months and nine months ended September 30, 2014, respectively, when compared to the three months and nine months ended September 30, 2013. These declines were attributable to a few factors.

First, during the nine months ended of 2013, the Company recognized $1.5 million in gains on its investment portfolio and certain tax credit assets in conjunction with a structured transaction to prepay a $15 million repurchase agreement.

Second, gains on investment securities decreased $15,703 (111%) and $209,995 (96%) for the three months and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. A portion of the gains in 2013 were due to the structured transaction discussed above.

Finally, gains on sales of loans decreased $12,243 (5%) and $600,017 (47%) for the three months and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. This was primarily due to long-term interest rates increasing significantly during 2013 and into the first quarter of 2014 which dramatically reduced consumer demand for long-term secondary market mortgage loans.

Noninterest Expense

Noninterest expense decreased $159,384 (4%) and $1,889,734 (14%) for the three months and nine months ended September 30, 2014 when compared to the same periods in 2013. The decline during the nine month period is primarily due to a $1.5 million prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above). The decrease for the three months ended was mainly due to reductions in compensation expense and FDIC deposit insurance premiums.

Salaries and employee benefits decreased $38,814 and $167,191 for the three months and nine months ended September 30, 2014 when compared to the same periods in 2013 due to a decline in the overall number of staff compared to the prior year periods and a decline in mortgage commissions from reduced mortgage volume.

FDIC deposit insurance premiums decreased $57,058 and $83,731 for the three months and nine months ended September 30, 2014 when compared to the same periods in 2013 due to the overall decline in the total assessment base.

Provision for Income Taxes

The provision for income taxes decreased during the three and nine month periods compared to the same periods in 2013 due to declines in taxable income. Furthermore, the actual effective tax rate (based on income before income taxes) also declined from the increased utilization of state low income housing tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2014 and December 31, 2013 was 116.7% and 49.2%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2014, were $11.3 million or 1.83% of total assets as compared to $16.7 million, or 2.69% of total assets at December 31, 2013. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2014	12/31/2013	12/31/2012
Nonperforming loans	$5,604	$15,848	$15,331
Troubled debt restructurings	736	-	-
Real estate acquired in settlement of loans	3,556	3,822	4,530
Total nonperforming assets	$9,896	$19,670	$19,861

Total nonperforming assets as a percentage of total assets	1.60%	3.17%	3.01%
Allowance for loan losses	$6,538	$7,802	$8,740
Allowance for loan losses as a percentage of gross loans	1.38%	1.65%	1.83%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $11,122,612 as of September 30, 2014 and $12,303,200 as of December 31, 2013, representing a decrease of $1,180,588. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2014, the Bank’s Tier 1 leverage ratio was 11.35%, its Tier 1 risk-based capital ratio was 13.94% and the Bank’s total risk-based capital ratio was 15.19% - all exceeding the minimums of 5%, 6% and 10%, respectively.

On March 7, 2014, the Company closed an underwritten offering of its common stock. The Company raised approximately $17.2 million in gross proceeds by selling 1,499,999 shares of treasury stock, which includes the full exercise of the over-allotment option granted to the underwriters of 195,652 shares, at a price to the public of $11.50 per share. Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.8 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock on May 7, 2014 and intends to use the remaining net proceeds for working capital and for general corporate purposes, including potential future acquisitions.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one to four family residential loans primarily for immediate resale in the secondary market.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2014 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$59,504	$(8,724)	-13%	10.05%	-0.98%
+100	63,333	(4,895)	-7%	10.48%	-0.55%
NC	68,228	-	-	11.03%	-
-100	67,300	(928)	-1%	10.71%	-0.32%
-200	77,465	9,237	14%	12.01%	0.98%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2013.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended September 30, 2014.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke Shaun A. Burke President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)	November 12, 2014

/s/ Carter Peters Carter Peters Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2014