Form 10-K
period 2014-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2015-03-27
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                                              December 31, 2014

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

Large accelerated file ___	Accelerated filer ___	Non-accelerated filer ___
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2014 (the last business day of the registrant’s most recently completed second quarter) was $49.3 million. As of March 18, 2015 there were 4,375,969 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders (the “2014 Annual Report”) for the fiscal year ended December 31, 2014 (Parts I and II).
2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 27, 2015 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
	PART I

1	Business	5

1A	Risk Factors	33

1B	Unresolved Staff Comments	41

2	Properties	41

3	Legal Proceedings	42

4	Mine Safety Disclosures	42
	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42

6	Selected Financial Data	42

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	43

7A	Quantitative and Qualitative Disclosures About Market Risk	43

8	Financial Statements and Supplementary Data	43

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

9A	Controls and Procedures	43

9B	Other Information	44
	PART III

10	Directors, Executive Officers and Corporate Governance	45

11	Executive Compensation	45

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

13	Certain Relationships and Related Transactions, and Director Independence	46

14	Principal Accounting Fees and Services	46
	PART IV

15	Exhibits and Financial Statement Schedules	46
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

Guaranty Federal Bancshares, Inc.

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

At December 31, 2014, the Company’s consolidated assets were $628.5 million, net loans were $487.8 million, deposits were $479.8 million and total stockholders’ equity was $61.5 million. See Item 6 “Selected Consolidated Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

Guaranty Bank

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

Information regarding (i) average balances related to interest earning assets and interest bearing liabilities and an analysis of net interest income for the last three fiscal years and (ii) changes in interest income and interest expense resulting from changes in average balances and average rates for the last two fiscal years is provided under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Average Balances, Interest and Averages Yields” of the 2014 Annual Report, which is incorporated herein by reference.

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

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa and Ozark, Missouri (our “Market Area”). The major components of the local economy are service industries, education, retail, light manufacturing and health care. There is a significant regional health care presence with two large regional hospitals. There also are four accredited colleges and one major university. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has a Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 78% of our loan portfolio by value as of December 31, 2014. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$99,116	20%	$94,422	20%	$102,225	21%	$101,734	21%	$105,737	20%
Multi-family	33,786	7%	46,188	10%	46,405	10%	43,166	9%	44,138	9%
Construction	36,785	7%	43,266	9%	48,917	10%	44,912	9%	63,308	12%
Commercial real estate	215,605	44%	179,079	38%	167,761	35%	194,856	39%	195,890	38%
Total mortgage loans	385,292	78%	362,955	77%	365,308	77%	384,668	78%	409,073	79%
Commercial business loans	92,114	19%	92,722	20%	95,227	20%	88,089	18%	85,428	16%
Consumer loans	17,246	3%	17,303	4%	16,717	4%	20,758	4%	23,426	5%
Total consumer and other loans	109,360	22%	110,025	23%	111,944	23%	108,847	22%	108,854	21%
Total loans	494,652	100%	472,980	100%	477,252	100%	493,515	100%	517,927	100%
Less:
Deferred loan fees/costs, net	262		175		136		238		179
Allowance for loan losses	6,589		7,802		8,740		10,613		13,083
Total Loans, net	$487,801		$465,003		$468,376		$482,664		$504,665

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2014. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$19,104	$41,193	$38,819	$99,116
Multi-family	2,292	26,798	4,696	33,786
Construction	29,330	7,383	72	36,785
Commercial real estate	38,000	100,628	76,977	215,605
Commercial loans	38,824	44,057	9,233	92,114
Consumer loans	4,231	8,745	4,270	17,246
Total loans (1)	$131,781	$228,804	$134,067	$494,652
Less:
Deferred loan fees/costs				262
Allowance for loan losses				6,589
Loans receivable net				$487,801
(1) Includes mortgage loans held for sale of $1,215

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2014 of all loans due after December 2015, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$39,480	$40,532	$80,012	51%
Multi-family	28,135	3,359	31,494	11%
Construction	4,432	3,023	7,455	41%
Commercial real estate	93,628	83,977	177,605	47%
Commercial loans	17,045	36,245	53,290	68%
Consumer loans	2,376	10,639	13,015	82%
Total loans (1)	$185,096	$177,775	$362,871	49%
(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2014, the Bank had commercial real estate loans totaling $215.6 million or 44% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $19.7 million as of December 31, 2014, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2014, the Bank’s commercial real estate loan portfolio included approximately $10.2 million, or 2.1% in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2014, the Bank had commercial business loans totaling $92.1 million or 19% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate (“ARM”) first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a number of loans originated by the Bank which are secured by non-owner occupied properties. Loan originations are generally obtained from existing or past customers, members of the local community, attorney referrals, established builders and realtors within our Market Area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

As of December 31, 2014, $99.1 million or 20% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2014, $33.8 million or 7% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $19.7 million as of December 31, 2014, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2014, construction loans totaled $36.8 million or 7% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2014, the Bank has such loans totaling $17.2 million or 3% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2014, the Bank has two loans 90 days or more past due with a principal balance of $506,380 and fourteen loans between 30 and 89 days past due with an aggregate principal balance of $598,840. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$911	$816	$2,281	$1,671	$3,120
Multi-family	-	-	-	-	-
Construction	2,893	4,530	6,274	8,514	8,935
Commercial real estate	460	3,663	3,664	4,083	2,980
	4,264	9,009	12,219	14,268	15,035
Non-mortgage loans:
Commercial loans	1,027	6,776	2,793	2,377	7,743
Consumer and other loans	-	63	319	357	234
	1,027	6,839	3,112	2,734	7,977
Total non-accrual loans	5,291	15,848	15,331	17,002	23,012
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$5,291	$15,848	$15,331	$17,002	$23,012
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.08%	3.41%	3.27%	3.52%	4.55%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.84%	2.56%	2.32%	2.62%	3.37%

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

Non-Performing Assets	As of
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
One to four family	$911	$816	$2,281	$1,671	$3,120
Multi-family	-	-	-	-	-
Construction	2,893	4,530	6,274	8,514	8,935
Commercial real estate	460	3,663	3,664	4,083	2,980
	4,264	9,009	12,219	14,268	15,035
Non-mortgage loans:
Commercial loans	1,027	6,776	2,793	2,377	7,743
Consumer and other loans	-	63	319	357	234
	1,027	6,839	3,112	2,734	7,977
Total non-accrual loans	5,291	15,848	15,331	17,002	23,012
Real estate and other assets acquired in settlement of loans	3,165	3,822	4,530	10,012	10,540
Total non-performing assets	$8,456	$19,670	$19,861	$27,014	$33,552

Total non-accrual loans as a percentage of net loans	1.08%	3.41%	3.27%	3.52%	4.55%
Total non-performing assets as a percentage of total assets	1.35%	3.17%	3.01%	4.17%	4.91%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$337	$572	$484	$243	$855

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2014.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	15	$2,501	15	$1,271	-	$-	30	$3,772
Multi-family	-	-	-	-	-	-	-	-
Construction	3	6,522	2	2,893	-	-	5	9,415
Commercial real estate	10	5,076	8	2,758	1	460	19	8,294
Commercial	18	10,273	12	3,644	-	-	30	13,917
Consumer and Other	-	-	4	231	-	-	4	231
Total loans	46	24,372	41	10,797	1	460	88	35,629
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	9	3,165	-	-	9	3,165
Total foreclosed assets	-	-	9	3,165	-	-	9	3,165
Total	46	$24,372	50	$13,962	1	$460	97	$38,794

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

As of December 31, 2014, the Bank's total allowance for loan losses was $6.6 million or 1.34% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $1,213,000 from December 31, 2013. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been identified and classified as impaired at December 31, 2013. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2014, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Beginning balance	$7,802	$8,740	$10,613	$13,083	$14,076
Gross loan charge offs
Mortgage Loans:
One to four family	(127)	(139)	(265)	(966)	(906)
Multi-family	-	-	-	-	-
Construction	(411)	(879)	(1,335)	(2,381)	(3,893)
Commercial real estate	(9)	(277)	(985)	(2,744)	(373)
	(547)	(1,295)	(2,585)	(6,091)	(5,172)
Non-mortgage loans:
Commercial loans	(2,018)	(1,268)	(5,547)	(1,362)	(1,847)
Consumer and other loans	(150)	(164)	(73)	(322)	(366)
	(2,168)	(1,432)	(5,620)	(1,684)	(2,213)
Total charge offs	(2,715)	(2,727)	(8,205)	(7,775)	(7,385)
Recoveries
Mortgage Loans:
One to four family	9	23	25	45	25
Multi-family	-	-	-	-	-
Construction	5	50	28	77	10
Commercial real estate	99	-	94	221	12
	113	73	147	343	47
Non-mortgage loans:
Commercial loans	65	110	198	322	60
Consumer and other loans	49	56	37	1,290	1,085
	114	166	235	1,612	1,145
Total recoveries	227	239	382	1,955	1,192
Net loan charge-offs	(2,488)	(2,488)	(7,823)	(5,820)	(6,193)
Provision charged to expense	1,275	1,550	5,950	3,350	5,200
Ending balance	$6,589	$7,802	$8,740	$10,613	$13,083

Net charge-offs as a percentage of average loans, net	0.53%	0.53%	1.68%	1.19%	1.25%
Allowance for loan losses as a percentage of average loans, net	1.41%	1.67%	1.88%	2.17%	2.65%
Allowance for loan losses as a percentage of total non-performing loans	125%	49%	57%	62%	57%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$4,349	66%	$5,652	72%	$6,642	76%	$7,358	69%	$9,913	76%
Non-Mortgage Loans	2,240	34%	2,150	28%	2,098	24%	3,255	31%	3,170	24%
Total	$6,589	100%	$7,802	100%	$8,740	100%	$10,613	100%	$13,083	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2014, the Company has investment securities with an amortized cost of $87.2 million and an estimated fair value of $86.5 million. See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments. Based on the carrying value of these securities, $86.5 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2014, the Company sold $41.8 million in securities and recognized $34,163 of gains.

The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, corporate securities, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and sale of federal funds.

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities and held-to-maturity securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	60,993	1,626	-	62,619
	$87,240,757	$439,471	$(1,149,624)	$86,530,604

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Corporates	990,663	3,609	-	994,272
Municipals	14,133,821	18,827	(660,021)	13,492,627
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	79,162	1,927	-	81,089
	$101,750,020	$305,408	$(4,281,654)	$97,773,774

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2012
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$306	$(31,604)	$70,914
Debt Securities:
U. S. government agencies	38,188,554	202,213	(39,706)	38,351,061
Corporates	1,839,976	67,889	-	1,907,865
Municipals	10,212,376	250,269	(84,456)	10,378,189
Government sponsored mortgage-backed securities	50,366,374	1,304,242	(398,001)	51,272,615
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	181,042	12,440	-	193,482
	$100,890,534	$1,837,359	$(553,767)	$102,174,126

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2014.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	$6,508,809	1.59%	$6,415,929
Due in five to ten years	10,631,948	2.50%	10,438,272
Due after ten years	8,861,614	3.89%	8,992,462
Equity securities not due on a single maturity date	102,212	0.00%	105,023
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	61,136,174	3.88%	60,578,918
	$87,240,757	3.51%	$86,530,604

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
As of December 31, 2014
Equity Securities	$-	$-	$-	$-	$105,023	$105,023
Debt Securities:
U. S. government agencies	5,400,735	4,856,038	-	-	-	10,256,773
Municipals	1,015,194	5,582,234	8,992,462	-	-	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	60,578,918	-	60,578,918
	$6,415,929	$10,438,272	$8,992,462	$60,578,918	$105,023	$86,530,604

Sources of Funds

General. The Company's primary sources of funds are retail and commercial deposits, borrowings, amortization and prepayments of loans and amortization, prepayments and maturities of investment securities.

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2014			2013			2012
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.34%	$111,561	23%	0.35%	$86,601	18%	0.41%	$86,422	17%
Savings	0.20%	23,619	5%	0.21%	23,726	5%	0.14%	23,660	5%
Money Market	0.43%	171,948	36%	0.47%	204,740	42%	0.63%	191,055	38%
Non-interest bearing demand	0.00%	51,708	11%	0.00%	48,678	10%	0.00%	48,863	10%
Total		358,836	75%		363,745	75%		350,000	70%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.55%	56,369	12%	0.58%	63,789	13%	1.01%	83,130	17%
12-23 months	0.81%	27,938	6%	0.87%	37,225	8%	1.08%	34,181	7%
24-35 months	1.10%	21,925	5%	1.26%	9,588	2%	1.23%	19,243	4%
36-47 months	1.28%	6,709	1%	1.44%	6,954	1%	1.68%	7,109	1%
48-59 months	1.41%	4,528	1%	1.38%	3,416	1%	1.51%	5,587	1%
60-71 months	1.50%	3,315	1%	1.42%	2,433	0%	1.47%	541	0%
72-95 months	1.43%	198	0%	1.44%	169	0%	1.44%	224	0%
Total		120,982	25%		123,574	25%		150,015	30%
Total Deposits		$479,818	100%		$487,319	100%		$500,015	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2014, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more). The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2014.

(Dollars in thousands)
As of December 31, 2014
Three months or less	$13,204
Over three through six months	4,083
Over six through twelve months	11,340
Over twelve months	36,141
Total	$64,768

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

	As of December 31,
	2014	2013	2012
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$8,250	$-	$15,700
One to two years	-	250	-
Two to three years	-	-	250
Three to four years	-	-	-
Four to five years	50,000	50,000	-
Over five years	2,100	2,100	52,100
Total	$60,350	$52,350	$68,050

Weighted average rate at end of period	2.00%	2.26%	2.23%

For the period:
Average outstanding balance	$54,588	$56,144	$68,050
Weighted average interest rate	2.18%	2.28%	2.23%

Maximum outstanding as of any month end	$66,700	$67,950	$68,050

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2014	2013	2012
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.45%	3.47%	3.60%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $29.0 million as of December 31, 2014. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2014. At December 31, 2013, the Bank had an outstanding balance of $3.0 million.

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

The Company has pledged certain investment securities with a fair value of $12.6 million and $12.1 million as of December 31, 2014 and 2013, respectively, to these repurchase agreements.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment. Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the consolidated financial statements in the 2014 Annual Report. This information is incorporated herein by reference.

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 to the Consolidated Financial Statements in the 2014 Annual Report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012

Common Dividend Payout Ratio	11%	0%	0%

Return on Average Assets	0.93%	0.82%	0.30%

Return on Average Equity	9.67%	10.34%	3.67%

Stockholders' Equity to Assets	9.78%	8.12%	7.70%

EPS Diluted	$1.33	$1.58	$0.30
Dividends on Common Shares	$0.15	$-	$-

Employees

As of December 31, 2014, the Bank had 131 full-time employees and 34 part-time employees. As of December 31, 2014, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the origination of loans. The Bank's primary competitors are the financial institutions near each of the Bank's offices. In the Springfield metropolitan area, where the Bank's main office and branch offices are located, primary competition consists of commercial banks, credit unions, and savings institutions.

Direct competition for deposit accounts comes from other commercial banks, credit unions, regional bank and thrift holding companies, and savings institutions located in the remainder of our Market Area. Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, insurance companies, and retail stores. Recently, online firms have offered attractive financial service products to consumers, irrespective of location. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors and shareholders, selective advertising in local media and direct mail solicitations. The Bank believes it is able to compete effectively in its primary Market Area by offering competitive interest rates and loan fees, and a variety of deposit products, and by emphasizing personal customer service.

Supervision and Regulation

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Board of Governors of the Federal Reserve System (FRB), the MDF, the FDIC, and the Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), and securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory, or other changes affecting financial institutions are impossible to predict with any certainty.

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. These laws, and regulations adopted thereunder, are primarily intended for the protection of the Bank’s customers and depositors and not for the benefit of the stockholders of the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The act’s numerous provisions are scheduled to be implemented over a period of several years and are intended to decrease various risks in the U.S. financial system. The Dodd-Frank Act requires the federal banking agencies to issue numerous new rules that affect many aspects of the banking industry. Accordingly, full implementation of the Dodd-Frank Act will not be complete for some time and, as such an assessment of the Dodd-Frank Act’s full effect on the Company and the Bank is not currently possible. However, certain provisions of the Dodd-Frank Act have impacted the Company’s and the Bank’s current and future operations, including but not limited to provisions that:

●	Create the CFPB, which is responsible for implementing, supervising, and enforcing compliance with consumer financial protection laws.
●	Increase the deposit insurance coverage limit.
●	Change the assessment base for calculating a bank’s deposit insurance assessments.
●

Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC to offset the effect of the increase on institutions with assets of less than $10 billion.

●	Repeal the prohibition on payment of interest on demand deposits, thereby permitting banks to pay interest on business accounts.
●

Provide for new disclosures relating to executive compensation and corporate governance and prohibit compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

●	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to most bank holding companies (see “New Capital Rules” below).
●	Enhance the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.
●	Require all bank holding companies to serve as a source of financial strength to their subsidiary banks in the event such subsidiaries suffer from financial distress.

The scope and impact of the Dodd-Frank Act’s provisions will continue to be determined as final regulations are issued and implemented. The new rules that have become effective are still relatively new and being assessed. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time. Certain rules that have been proposed or adopted under the Dodd-Frank Act are discussed throughout this section.

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

On January 30, 2009, the Company issued and sold, and the Treasury purchased, (1) 17,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Shares”), and (2) a ten-year warrant to purchase up to 459,459 shares of the Company's common stock at an exercise price of $5.55 per share (the “Warrant”), for an aggregate purchase price of $17.0 million. The Certificate of Designations by which the Series A Preferred Shares were created (the “Certificate of Designations”) provided, among other things, that the Series A Preferred Shares were redeemable at the liquidation amount of $1,000 per share plus accrued but unpaid dividends. The Certificate of Designations also provided for a dividend rate of 5% per annum for the first five years from the date of issuance which increased to 9% per annum thereafter. The Series A Preferred Shares qualified as Tier 1 capital.

On June 13, 2012, with regulatory approval, the Company redeemed 5,000 Series A Preferred Shares for $5 million plus accrued and unpaid dividends of $19,444, leaving 12,000 Series A Preferred Shares remaining outstanding and owned by Treasury.

The Company entered into a Placement Agency Agreement with the Treasury on April 15, 2013 in connection with a private auction by the Treasury of all of its remaining 12,000 Series A Preferred Shares which was conducted immediately thereafter (the “Private Auction”). On April 29, 2013, the Treasury settled the sale of such Series A Preferred Shares to the winning bidders in the Private Auction, consisting of six parties unrelated to the Company.

Shortly thereafter, the Company repurchased the Warrant from Treasury pursuant to the terms thereof for the aggregate purchase price of $2,003,250 in cash. As a result of the Warrant repurchase, the Company’s participation in the CPP was completed.

On April 3, 2014, the Company received approval from the Board of Governors of the Federal Reserve System to redeem the Company’s remaining 12,000 Series A Preferred Shares from the parties who had purchased them from Treasury or their affiliates, for the liquidation amount of $12 million plus accrued but unpaid dividends of $19.50 per Series A Preferred Share. At the time of the redemption, the Series A Preferred Shares carried a coupon rate of 9.0% per annum. The Company provided the holders of the Series A Preferred Stock with a formal notice of redemption and thirty days thereafter redeemed the Series A Preferred Stock on May 7, 2014, plus all accrued and unpaid dividends.

New Capital Rules

In December 2010, the internal Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

●

Introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

●

When fully phased in, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

●

Includes an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies’ adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the requirements contained in the final rule are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the final rule establishes a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in and must be met in order to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rule assigns higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also changes the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and includes unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise). The final rule became effective for the Company on January 1, 2015. The requirements, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Regulation of the Bank

General. The Bank is regulated under Missouri state law and federal law. Its deposits are insured by the Depository Insurance Fund (“DIF”) of the FDIC, which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund under the Federal Deposit Insurance Reform Act. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

The MDF, in conjunction with the FDIC, regularly examines the Bank and provide reports to the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's loan documents.

The Bank must file reports with the MDF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other banks or savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which the Bank can engage and is intended primarily for the protection of the DIF and depositors. Under this regulatory structure, the regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The FDIC may terminate a bank’s insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Prompt Corrective Action. The FDIC is required to take prompt corrective action if a depository institution for which it is the regulator, including the Bank, does not meet its minimum capital requirements. The FDIC establishes five capital tiers: “well capitalized”, “adequately capitalized”, “under capitalized”, “significantly under capitalized” and “critically under capitalized”. A depository institution’s capital tier depends upon where its capital levels in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure. A depository institution is considered to be significantly undercapitalized if it has a Total Capital Ratio of less than 6.0%; a Tier I Capital ratio of less than 3.0%; or a Leverage Ratio of less than 3.0%. An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

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

As stated previously, the Company and the Bank met their minimum capital adequacy guidelines, and the Bank was categorized as well capitalized, as of December 31, 2014. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks. As a member, the Bank is required to purchase and maintain stock in FHLB in an amount equal to 0.12% of assets plus 4.00% of Federal Home Loan Bank advances. At December 31, 2014, the Bank had $3,156,900 in FHLB stock, which was in compliance with this requirement.

Dividend Limitations. The amount of dividends that the Bank may pay is subject to various regulatory limitations. In addition, under Missouri law dividends paid by banks are restricted by a statutory formula, which provides for the maintenance of a surplus fund and prohibits the payment of dividends which would impair the surplus fund.

Anti-Money Laundering and Anti-Terrorism Regulation. The Bank Secrecy Act (BSA) establishesthe framework for anti-money laundering (AML) obligations imposed on U.S. financial institutions. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) amends the BSA and imposes a number of obligations on banks, including the requirement to implement policies, procedures and controls reasonably designed to detect and report instances of money laundering and terrorism financing. The USA Patriot Act also requires financial institutions to develop customer identification programs. In addition, the U.S.Department of Treasury’s Office of Foreign Asset Controls (OFAC) administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against entities such as targeted foreign countries and terrorists. The Bank has established an AML program and has appropriate policies and procedures in place.

Consumer Protection Laws. In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect consumers in their transactions with banks. These laws include, but are not limited to, the Equal Credit Opportunity Act (ECOA), Fair Credit Reporting Act (FCRA), Fair and Accurate Credit Transaction Act of 2003 (FACTA), Gramm-Leach-Bliley Act (GLBA), Electronic Funds Transfer Act (EFTA), Home Mortgage Disclosure Act (HMDA), Real Estate Settlement Procedures Act (RESPA), and Truth in Lending Act (TILA), and their various state counterparts. In addition, the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices (UDAAP). Moreover, several federal laws, including GLBA, FCRA, and FACTA, regulate consumer financial privacy and restrict the sharing of consumer financial information. Furthermore, the CFPB issued its final rule, effective January 10, 2014, implementing the ability-to-repay (ATR) and qualified mortgage (QM) provisions of the

Dodd-Frank Act, which requires creditors to make reasonable, good faith determinations, based on certain factors, that borrowers will have the ability to repay their mortgages. Loans that meet the definition of “qualified mortgage” are generally entitled to a presumption that the lender satisfied the ATR requirements. The Bank has policies and procedures to comply with these consumer protection requirements.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (CRA), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. . Based on its most recent CRA compliance examinations, the Bank has received a "satisfactory" CRA rating.

Regulation of the Company

General. The Company is a registered bank holding company subject to regulation and supervision of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (“BHCA”).

Capital. The Dodd-Frank Act requires the FRB to revise its consolidated capital requirements for holding companies so that they are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the subsidiary banks. As discussed above, the final capital rule implements these requirements effective January 1, 2015.

As of December 31, 2014, the Company met the applicable minimum capital adequacy guidelines. Additional capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in the 2014 Annual Report.

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

Acquisitions. Under the BHCA, the Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the involved institutions’ performance under the CRA.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The SEC’s rules regarding CEO and CFO certifications require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal controls over financial reporting or in other factors that could materially affect internal control over financial reporting. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Corporate Governance. The Dodd-Frank Act addresses many other investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. For example, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company. Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 30 years of banking experience. Mr. Burke received a Bachelor of Science Degree from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.  For the past three years, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014. From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012. Mr. Burke served on the board of the Missouri Bankers Association and was Chairman of the Audit Committee and is currently the Vice Chairman of the Legislative Affairs Committee.  In 2014, he was named to the Community Bankers Counsel of the American Bankers Association. He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company. He joined the Bank and the Company in August 2005. Mr. Peters has over 20 years of experience in the financial services and public accounting industries. He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University. He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants. Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri.

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

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank. She joined the Bank in February 2009. Ms. Biser has 28 years of banking experience. Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution. She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

Robin E. Robeson is Executive Vice President and Chief Operating Officer of the Bank. She joined the Bank in July 2012. Ms. Robeson has over 20 years of experience in the financial services industry and 3 years of executive management experience in the technology industry. She has a Bachelor of Art Degree in Communication from the University of Missouri-Columbia and a Master of Business Administration Degree from Drury University. In addition, Ms. Robeson was awarded the Certified Trust & Financial Advisor (CTFA) professional designation from the Institute of Certified Bankers. She served as a board Vice Chairman for City Utilities of Springfield, is Past President of the Big Brothers/Big Sisters of the Ozarks and Rotary Club of Springfield boards and as a member of the Ozarks Transportation Organization Board. She is a graduate of Leadership Springfield Class XIII, and has been recognized by the Springfield Business Journal as one of the “20 Most Influential Women in Business” and been named a “40 Under 40” honoree.

As of December 31, 2014, the age of these individuals was 51 for Mr. Burke, 45 for Mr. Peters, 61 for Mr. Mattson, 51 for Ms. Biser and 49 for Ms. Robeson.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although improvements in the U.S. economy have occurred, housing prices are still depressed in some markets. While unemployment levels have improved, there are concerns over whether such improvements in the U.S. economy will continue. Moreover, the economy could be severely negatively affected by disagreements in the federal government with respect to the budget and the debt ceiling, and economic problems in Europe add to volatility in the U.S. capital markets.

Negative economic developments would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as decreased loan demand.

Our loan/lease portfolio is comprised in part of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $385.3 million, or approximately 77.9% of our total loan/lease portfolio, as of December 31, 2014. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and in the past several years our Market Areas has experienced a general weakening in real estate valuations. Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States in recent years also affected the commercial real estate market. Our operations are heavily concentrated in Greene and Christian Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa and Ozark, Missouri (previously defined as our “Market Area”). In our Market Area, we generally experienced a downturn in credit performance by our commercial real estate loan customers in recent years relative to historical norms. Despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets nationally and in our Market Area, and there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, including the support of personal guarantees, if any, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain of our loans as borrowers refinance at lower rates. Fluctuation in interest rates may therefore change borrowers’ timing of repayment of, or ability to repay, loans, which could have a material adverse impact on our financial condition.

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

Two of the Bank’s primary sources of funds are customer deposits and loan repayments. Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the ability of the borrowers to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Customer deposit levels may be affected by a number of factors, including the competitive interest rate environment in both the national market and our Market Area, local and national economic conditions, natural disasters and other various events.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various agencies, including the FRB, the MDF and the FDIC. The Company’s regulatory compliance is costly. As discussed above, the Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank’s growth. The laws and regulations applicable to the banking industry can change at any time, and the Company cannot predict the effects of these changes on its business. To the extent activities of the Company and/or the Bank are restricted or limited by regulation or regulators’ supervisory authority, the Company’s future profitability may be adversely affected.

Financial reform legislation has caused numerous changes to our operations and has resulted in new regulations that have increased, and are expected to further increase, our operation costs.

The Dodd-Frank Act, including future rules implementing its provisions and interpretations of those rules, could adversely impact the Company in a number of ways. As discussed above, although some new regulations are already effective, many provisions of the Dodd-Frank Act have extended implementation periods, delayed effective dates, and require extensive rulemaking by regulatory authorities. Accordingly, an assessment of the Dodd-Frank Act’s full effect on the Company is not currently possible.

However, provisions of the Dodd-Frank Act that could adversely affect the Company include, as examples, the new capital and liquidity requirements with which the Company must comply. Additional pursuant to the Dodd-Frank Act financial institutions may now pay interest on business checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

Moreover, the CFB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Since its creation, CFB has been an active regulator, issuing many new rules and extensively growing its enforcement efforts. These changes, along with others, may impose significant additional costs on the Company, impede its growth opportunities and place it at a competitive disadvantage.

The provisions of the Dodd-Frank Act, as well as any other current, proposed, or future regulatory or legislative changes to applicable laws, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. Such regulatory or legislative changes also may require us to invest significant management attention and resources to make any necessary adjustments to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules on the Company is uncertain.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III capital framework and issued rules effecting certain changes required by the Dodd-Frank Act. The Basel III framework is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III framework not only increases most of the required minimum regulatory capital ratios, but it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III framework also expands the definition of “capital” by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. The Basel III framework also permits banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III framework has maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Management’s analysis of the necessary funding for the allowance for loan loss account may be incorrect or may suddenly change resulting in lower earnings.

The funding of the allowance for loan loss account is the most significant estimate made by management in its financial reporting to stockholders and regulators. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Although management believes that the allowance for loan/lease losses as of December 31, 2014 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, the Company cannot predict loan losses with certainty, and the Company cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of the Company’s loan portfolio were to occur, management may find it necessary or be required to fund the allowance for loan loss account through additional charges to the Company’s provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of the Company’s allowance for loan losses may adversely affect our business, financial condition and results of operations.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, such failures could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2014, the fair value of our securities portfolio was approximately $86.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires us to make difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in our Market Area and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond our Market Area, adverse economic conditions that affect these market areas into which our customers’ business and financial interests extend could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2014. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2015

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Investor Information-Common Stock Prices and Dividends” on page 2 of the 2014 Annual Report is incorporated herein by reference.

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2014.

Item 6. Selected Financial Data

The information contained on page 4 under the section captioned “Selected Consolidated Financial and Other Data” of the 2014 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained on pages 5 through 17 under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained on page 12 and 13 under the sections captioned “Asset/Liability Management” and “Interest Rate Sensitivity Analysis” of the 2014 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth on pages 18 to 57 of the 2014 Annual Report and the financial information contained under the section captioned “Summary of Unaudited Quarterly Operating Results” set forth on page 17 of the 2014 Annual Report are incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

The following table sets forth information as of December 31, 2014 with respect to equity plans under which shares of the Company’s common stock may be issued:

Equity Compensation Plan Information
(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	222,800	$18.23	60,761

Equity compensation plans not approved by security holders	-	-	-

Totals	222,800	$18.23	60,761

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

PART IV

Item 15. Exhibits and Financial Schedules

1.          The following financial statements and the report of independent registered public accounting firm included in the 2014 Annual Report are filed as part of this Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012.

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

10.1	1994 Stock Option Plan *(3)
10.2	Recognition and Retention Plan *(4)
10.3	1998 Stock Option Plan *(5)
10.4	Restricted Stock Plan *(6)
10.5	Form of Change in Control Severance Agreement *(6)
10.6	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(7)
10.7	2004 Stock Option Plan *(8)
10.8	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *(9)
10.9	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *(10)
10.10

Letter Agreement dated January 30, 2009, including Securities Purchase Agreement – standard terms incorporated by reference therein, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of Series A Preferred Stock and the Warrant (11)

10.11	Amendment and Waiver Regarding Compensation Arrangements dated January 28, 2009 by and among the Bank, the Company and its Senior Executive Officers* (12)
10.12	Written Description of 2009 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer *(13)
10.13	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Financial Officer and Chief Operating Officer *(14)
10.14	Written Description of 2009 Executive Incentive Compensation Annual Plan-Chief Lending Officer *(15)
10.15	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Financial, Chief Lending and Chief Credit Officers (16)

10.16	Written Description of 2010 Executive Incentive Compensation Annual Plans-Chief Operating Officer (17)
10.17	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(18)
10.18	Written Description of 2011 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(19)
10.19	Written Description of 2012 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(20)
10.20	Written Description of 2013 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(21)
10.21

Written Description of 2014 Employment Agreements and 2014 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(22)

10.22	Written Description of 2015 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(23)
11	Computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements under the section captioned “Earnings Per Common Share” in the 2014 Annual Report.
13	Annual Report to Stockholders for the fiscal period ended December 31, 2014 (only those portions incorporated by reference in this document are deemed “filed”)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

* Management contract or compensatory plan or arrangement

_____________________

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 8A filed by Registrant on January 22, 1999 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on September 23, 1997 (SEC File No. 333-36141) and incorporated herein by reference.
(5)	Filed as Exhibit 4 to the Form S-8 Registration Statement filed by the Registrant on March 6, 2002 (SEC File No. 333-83822) and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (SEC File No. 0-23325) and incorporated herein by reference.
(7)	Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the transition period ended December 31, 2003 filed by the Registrant on March 30, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(8)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(9)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.

(10)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(15)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(16)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(17)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(18)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(19)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(22)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.
(23)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 3, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 27, 2015	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
	and Director	Date:	March 27, 2015
(Principal Executive Officer)
Date:	March 27, 2015

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Director
	(Principal Accounting and Financial Officer)	Date:	March 27, 2015
Date:	March 27, 2015

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 27, 2015	Date:	March 27, 2015

By:	/s/ David T. Moore	By:	/s/ James L. Sivils, III
	David T. Moore		James L. Sivils, III
	Director		Director
Date:	March 27, 2015	Date:	March 27, 2015

By:	/s/ Kurt D. Hellweg
Kurt D. Hellweg
Director
Date:	March 27, 2015