Form 10-Q
period 2015-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2015-05-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2015
Common Stock, Par Value $0.10 per share	4,375,969 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS	3/31/15	12/31/14
Cash and due from banks	$3,411,462	$3,604,316
Interest-bearing deposits in other financial institutions	40,645,425	8,889,574
Cash and cash equivalents	44,056,887	12,493,890
Available-for-sale securities	87,255,740	86,467,985
Held-to-maturity securities	56,523	60,993
Stock in Federal Home Loan Bank, at cost	2,847,500	3,156,900
Mortgage loans held for sale	1,417,706	1,214,632
Loans receivable, net of allowance for loan losses of March 31, 2015 - $6,755,671 - December 31, 2014 - $6,588,597	494,728,868	486,586,636
Accrued interest receivable:
Loans	1,565,888	1,704,374
Investments and interest-bearing deposits	262,946	325,684
Prepaid expenses and other assets	4,386,728	4,530,191
Foreclosed assets held for sale	3,160,316	3,165,447
Premises and equipment, net	10,668,600	10,602,763
Bank owned life insurance	14,507,656	14,417,220
Income taxes receivable	323,343	320,416
Deferred income taxes	3,199,794	3,412,513
	$668,438,495	$628,459,644

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$525,821,413	$479,818,282
FHLB and Federal Reserve advances	52,350,000	60,350,000
Securities sold under agreements to repurchase	10,000,000	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	246,307	143,984
Accrued expenses and other liabilities	973,311	963,386
Accrued interest payable	240,626	242,145
	605,096,657	566,982,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2015 and December 31, 2014 - 6,844,503 and 6,823,203 shares; respectively	684,450	682,320
Additional paid-in capital	50,264,026	50,366,546
Retained earnings, substantially restricted	49,660,437	48,549,691
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	43,302	(448,421)
	100,652,215	99,150,136
Treasury stock, at cost; March 31, 2015 and December 31, 2014 - 2,468,534 and 2,492,552 shares, respectively	(37,310,377)	(37,673,289)
	63,341,838	61,476,847
	$668,438,495	$628,459,644

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	3/31/2015	3/31/2014
		Retrospectively adjusted - Note 7
Interest Income
Loans	$5,904,566	$5,867,558
Investment securities	353,050	457,566
Other	30,021	34,940
	6,287,637	6,360,064
Interest Expense
Deposits	594,929	606,793
FHLB and Federal Reserve advances	298,806	295,691
Subordinated debentures	132,861	133,163
Other	65,094	65,250
	1,091,690	1,100,897
Net Interest Income	5,195,947	5,259,167
Provision for Loan Losses	150,000	200,000
Net Interest Income After Provision for Loan Losses	5,045,947	5,059,167
Noninterest Income
Service charges	281,359	312,985
Gain on sale of investment securities	6,797	3,088
Gain on sale of loans	379,066	185,578
Net loss on foreclosed assets	(11,099)	(15,783)
Other income	345,586	331,825
	1,001,709	817,693
Noninterest Expense
Salaries and employee benefits	2,453,092	2,304,768
Occupancy	473,227	427,061
FDIC deposit insurance premiums	106,760	136,934
Data processing	192,481	160,786
Advertising	131,250	106,251
Other expense	772,865	987,434
	4,129,675	4,123,234
Income Before Income Taxes	1,917,981	1,753,626
Provision for Income Taxes	588,437	452,200
Net Income	1,329,544	1,301,426
Preferred Stock Dividends and Discount Accretion	-	246,210
Net Income Available to Common Shareholders	$1,329,544	$1,055,216

Basic Income Per Common Share	$0.31	$0.33
Diluted Income Per Common Share	$0.30	$0.33

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	3/31/2015	3/31/2014
NET INCOME	$1,329,544	$1,301,426
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	787,310	1,284,938
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(6,797)	(3,088)
Total other items of comprehensive income	780,513	1,281,850
Income tax expense related to other items of comprehensive income	288,790	474,285
Other comprehensive income	491,723	807,565
TOTAL COMPREHENSIVE INCOME	$1,821,267	$2,108,991

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$682,320	$50,366,546	$(37,673,289)	$48,549,691	$(448,421)	$61,476,847
Net income	-	-	-	1,329,544	-	1,329,544
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	491,723	491,723
Dividends on common stock ($0.05 per share)	-	-	-	(218,798)	-	(218,798)
Stock award plans	-	(211,694)	362,912	-	-	151,218
Stock options exercised	2,130	109,174	-	-	-	111,304
Balance, March 31, 2015	$684,450	$50,264,026	$(37,310,377)	$49,660,437	$43,302	$63,341,838

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	3/31/2015	3/31/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,329,544	$1,301,426
Items not requiring (providing) cash:
Deferred income taxes	(76,071)	(55,386)
Depreciation	218,488	187,835
Provision for loan losses	150,000	200,000
Gain on loans and investment securities	(385,863)	(188,666)
Gain on sale of foreclosed assets	-	(6,981)
Amortization of deferred income, premiums and discounts	192,568	101,495
Stock award plan expense	151,218	136,955
Origination of loans held for sale	(13,122,754)	(6,075,681)
Proceeds from sale of loans held for sale	13,298,747	6,334,261
Increase in cash surrender value of bank owned life insurance	(90,436)	(91,548)
Changes in:
Accrued interest receivable	201,224	189,310
Prepaid expenses and other assets	143,463	331,265
Accounts payable and accrued expenses	6,141	55,202
Income taxes receivable	(2,927)	131,812
Net cash provided by operating activities	2,013,341	2,551,299
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(8,317,272)	17,734,431
Principal payments on available-for-sale securities	2,318,059	1,776,923
Principal payments on held-to-maturity securities	4,470	4,679
Proceeds from maturities of available-for-sale securities	-	1,000,000
Purchase of premises and equipment	(284,325)	(94,441)
Purchase of available-for-sale securities	(12,283,794)	(11,337,265)
Proceeds from sale of available-for-sale securities	9,797,762	8,191,860
Redemption of FHLB stock	309,400	48,200
Proceeds from sale of foreclosed assets held for sale	5,131	172,593
Net cash provided by investing activities	(8,450,569)	17,496,980
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(216,533)	-
Net increase in demand deposits, NOW accounts and savings accounts	43,344,354	5,541,510
Net decrease in certificates of deposit	2,658,777	(1,459,731)
Proceeds from issuance of common stock	-	15,882,974
Repayments of FHLB and Federal Reserve advances	(8,000,000)	(3,000,000)
Advances from borrowers for taxes and insurance	102,323	90,905
Stock options exercised	111,304	14,576
Preferred cash dividends paid	-	(179,000)
Net cash provided by (used in) financing activities	38,000,225	16,891,234
INCREASE IN CASH AND CASH EQUIVALENTS	31,562,997	36,939,513
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,493,890	12,303,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,056,887	$49,242,713

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2015
Equity Securities	$102,212	$16,247	$(13,114)	$105,345
Debt Securities:
U. S. government agencies	8,532,280	-	(80,050)	8,452,230
Municipals	16,147,060	222,372	(45,703)	16,323,729
Corporates	3,940,947	-	(60,947)	3,880,000
Government sponsored mortgage-backed securities and SBA loan pools	58,464,508	416,508	(386,580)	58,494,436
	$87,187,007	$655,127	$(586,394)	$87,255,740

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
	$87,179,764	$437,845	$(1,149,624)	$86,467,985

Maturities of available-for-sale debt securities as of March 31, 2015:

	Amortized Cost	Approximate Fair Value
< 1 year	285,000	285,379
1-5 years	4,728,525	4,710,730
6-10 years	10,897,302	10,869,772
After 10 years	12,709,460	12,790,078
Government sponsored mortgage-backed securities not due on a single maturity date	58,464,508	58,494,436
	$87,084,795	$87,150,395

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$56,523	$1,485	$-	$58,008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$60,993	$1,626	$-	$62,619

Maturities of held-to-maturity securities as of March 31, 2015:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$56,523	$58,008

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $70,600,904 and $53,355,716 as of March 31, 2015 and December 31, 2014, respectively. The approximate fair value of pledged securities amounted to $70,644,189 and $52,907,065 as of March 31, 2015 and December 31, 2014, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $6,797 and $3,088 as of March 31, 2015 and March 31, 2014, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $2,515 and $1,142 as of March 31, 2015 and March 31, 2014, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014, was $45,713,465 and $60,733,191, respectively, which is approximately 52% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	March 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,813	$(13,114)	$34,813	$(13,114)
U. S. government agencies	2,955,390	(26,890)	5,496,840	(53,160)	8,452,230	(80,050)
Municipals	4,670,544	(20,668)	712,000	(25,035)	5,382,544	(45,703)
Corporates	3,880,000	(60,947)	-	-	3,880,000	(60,947)
Government sponsored mortgage-backed securities and SBA loan pools	7,441,808	(52,211)	20,522,070	(334,369)	27,963,878	(386,580)
	$18,947,742	$(160,716)	$26,765,723	$(425,678)	$45,713,465	$(586,394)

	December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,618	$(13,310)	$34,618	$(13,310)
U. S. government agencies	-	-	10,256,773	(271,282)	10,256,773	(271,282)
Municipals	2,677,626	(7,692)	5,859,560	(62,481)	8,537,186	(70,173)
Government sponsored mortgage-backed securities and SBA loan pools	12,703,301	(70,049)	29,201,313	(724,810)	41,904,614	(794,859)
	$15,380,927	$(77,741)	$45,352,264	$(1,071,883)	$60,733,191	$(1,149,624)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2015 and December 31, 2014 include:

	March 31,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$97,129,080	$97,900,814
Multi-family	34,997,580	33,785,959
Real estate - construction	35,954,290	36,784,584
Real estate - commercial	229,644,645	215,605,054
Commercial loans	87,647,903	92,114,216
Consumer and other loans	16,397,912	17,246,437
Total loans	501,771,410	493,437,064
Less:
Allowance for loan losses	(6,755,671)	(6,588,597)
Deferred loan fees/costs, net	(286,871)	(261,831)
Net loans	$494,728,868	$486,586,636

Classes of loans by aging at March 31, 2015 and December 31, 2014 were as follows:

As of March 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$305	$266	$550	$1,121	$96,008	$97,129	$-
Multi-family	-	-	-	-	34,997	34,997	-
Real estate - construction	-	-	-	-	35,954	35,954	-
Real estate - commercial	-	-	-	-	229,645	229,645	-
Commercial loans	-	-	223	223	87,425	87,648	-
Consumer and other loans	82	-	16	98	16,300	16,398	-
Total	$387	$266	$789	$1,442	$500,329	$501,771	$-

As of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$113	$428	$279	$820	$97,081	$97,901	$-
Multi-family	-	-	-	-	33,786	33,786	-
Real estate - construction	-	-	-	-	36,785	36,785	-
Real estate - commercial	-	-	-	-	215,605	215,605	-
Commercial loans	-	-	227	227	91,887	92,114	-
Consumer and other loans	23	35	-	58	17,188	17,246	-
Total	$136	$463	$506	$1,105	$492,332	$493,437	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$1,417,106	$911,240
Multi-family	-	-
Real estate - construction	2,685,863	2,892,772
Real estate - commercial	-	459,823
Commercial loans	956,094	1,026,772
Consumer and other loans	16,034	-
Total	$5,075,097	$5,290,607

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2015 and 2014:

 March 31, 2015

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	24	(6)	(24)	6	(151)	35	266	$150
Losses charged off	-	-	-	-	-	(18)	-	$(18)
Recoveries	7	-	8	-	1	19	-	$35
Balance, end of period	$1,361	$1,986	$884	$133	$1,804	$221	$367	$6,756

March 31, 2014

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(380)	285	49	(62)	437	(43)	(86)	$200
Losses charged off	-	-	(86)	-	(164)	(19)	-	$(269)
Recoveries	1	-	2	-	7	18	-	$28
Balance, end of period	$2,008	$2,344	$962	$147	$1,799	$228	$273	$7,761

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$375	$-	$81	$-	$323	$39	$-	$818
Ending balance: collectively evaluated for impairment	$986	$1,986	$803	$133	$1,481	$182	$367	$5,938
Loans:
Ending balance: individually evaluated for impairment	$2,686	$-	$1,417	$-	$956	$618	$-	$5,677
Ending balance: collectively evaluated for impairment	$33,268	$229,645	$95,712	$34,997	$86,692	$15,780	$-	$496,094

December 31, 2014

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$376	$158	$36	$-	$203	$12	$-	$785
Ending balance: collectively evaluated for impairment	$954	$1,834	$864	$127	$1,751	$173	$101	$5,804
Loans:
Ending balance: individually evaluated for impairment	$2,893	$460	$847	$-	$1,027	$801	$-	$6,028
Ending balance: collectively evaluated for impairment	$33,892	$215,145	$97,054	$33,786	$91,087	$16,445	$-	$487,409

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table summarizes the recorded investment in impaired loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$869	$869	$-	$632	$632	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	74	74	-	74	74	-
Real estate - commercial	-	-	-	-	-	-
Commercial loans	333	333	-	341	341	-
Consumer and other loans	-	-	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$548	$548	$80	$279	$279	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	2,612	3,867	375	2,819	4,074	376
Real estate - commercial	-	-	-	460	460	158
Commercial loans	623	926	323	685	988	203
Consumer and other loans	618	618	39	91	91	12
Total
Real estate - residential mortgage:
One to four family units	$1,417	$1,417	$80	$911	$911	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	2,686	3,941	375	2,893	4,148	376
Real estate - commercial	-	-	-	460	460	158
Commercial loans	956	1,259	323	1,026	1,329	203
Consumer and other loans	618	618	39	91	91	12
Total	$5,677	$7,235	$818	$5,381	$6,939	$785

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2015		March 31, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$709	$-	$681	$1
Multi-family	-	-	-	-
Real estate - construction	74	-	95	-
Real estate - commercial	-	-	553	-
Commercial loans	336	-	2,689	-
Consumer and other loans	489	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$550	$-	$334	$-
Multi-family	-	-	-	-
Real estate - construction	2,750	-	4,234	-
Real estate - commercial	-	-	250	-
Commercial loans	623	-	3,096	-
Consumer and other loans	-	-	478	-
Total
Real estate - residential mortgage:
One to four family units	$1,259	$-	$1,015	$1
Multi-family	-	-	-	-
Real estate - construction	2,824	-	4,329	-
Real estate - commercial	-	-	803	-
Commercial loans	959	-	5,785	-
Consumer and other loans	489	-	478	-
Total	$5,531	$-	$12,410	$1

At March 31, 2015, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$497,375	$505,047
Multi-family	-	-
Real estate - construction	2,685,863	2,892,772
Real estate - commercial	-	459,823
Commercial loans	732,694	799,572
Consumer and other loans	-	-
Total	$3,915,932	$4,657,214

The bank did not have any new TDRs for the three months ending March 31, 2015. The Bank has allocated $734,568 and $773,652 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2015 and December 31, 2014, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$26,520	$219,940	$92,492	$34,416	$73,819	$15,657	$462,844
Special Mention	6,748	4,782	2,997	581	10,154	-	24,681
Substandard	2,686	4,923	1,640	-	3,675	741	14,246
Doubtful	-	-	-	-	-	-	-
Total	$35,954	$229,645	$97,129	$34,997	$87,648	$16,398	$501,771

December 31, 2014

	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,370	$207,311	$94,129	$33,786	$78,197	$17,015	$457,808
Special Mention	6,522	5,076	2,501	-	10,273	-	24,372
Substandard	2,893	2,758	1,271	-	3,644	231	10,797
Doubtful	-	460	-	-	-	-	460
Total	$36,785	$215,605	$97,901	$33,786	$92,114	$17,246	$493,437

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s December 31, 2014 Annual Report on Form 10-K.

The table below summarizes transactions under the Company’s stock option plans for three months ended March 31, 2015:

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2015	140,300	82,500	$18.23
Granted	-	-	$-
Exercised	(1,300)	(20,000)	$5.23
Forfeited	(18,000)	-	$23.33
Balance outstanding as of March 31, 2015	121,000	62,500	$19.24
Options exercisable as of March 31, 2015	121,000	62,500	$19.24

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended March 31, 2015 and 2014 was $42,599 and $28,787, respectively. As of March 31, 2015, there was $410,261 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

In February 2015, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full during the three months ended March 31, 2015. The amount expensed was $122,476 for the quarter which represents 8,281 shares of common stock at a market price of $14.79 at the date of grant.

In February 2015, the company granted 17,704 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed during the first quarter of 2015 was $19,013.

Note 6: Income Per Common Share

	For three months ended March 31, 2015
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,329,544	4,315,229	$0.31
Effect of Dilutive Securities		58,772
Diluted Income per Common Share	$1,329,544	4,374,001	$0.30

	For three months ended March 31, 2014
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,055,216	3,166,463	$0.33
Effect of Dilutive Securities		61,416
Diluted Income per Common Share	$1,055,216	3,227,879	$0.33

Stock options to purchase 108,500 and 136,500 shares of common stock were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In January 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The ASU impacts the Company’s accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The Company does have significant investments in such qualified affordable housing projects that meet the conditions for utilizing the proportional amortization method. The Company’s adoption of this ASU did not have a material impact on the Company’s financial position or results of operations, except that the investment amortization expense which was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income.

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860)-Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014 and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning March 15, 2015. Early adoption is prohibited. The Company adopted ASU 2014-11 on January 1, 2015 and it did not have an impact on its accounting and disclosures.

In January 2014, the FASB issued ASU No. 2014-04 to amend FASB ASC Topic 310, Receivables – Troubled Debt Restructurings by Creditors. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update was effective for the Company beginning January 1, 2015, and did not have a material impact on the Company’s financial position or results of operations.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

3/31/2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	8,452	-	8,452
Municipals	-	16,324	-	16,324
Corporates	-	3,880	-	3,880
Government sponsored mortgage-backed securities and SBA loan pools	-	58,495	-	58,495
Available-for-sale securities	$105	$87,151	$-	$87,256

12/31/2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	10,257	-	10,257
Municipals	-	15,590	-	15,590
Government sponsored mortgage-backed securities and SBA loan pools	-	60,516	-	60,516
Available-for-sale securities	$105	$86,363	$-	$86,468

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Impaired loans:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2015	$-	$-	$4,305	$4,305

December 31, 2014	$-	$-	$4,076	$4,076

Foreclosed assets held for sale:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2015	$-	$-	$-	$-

December 31, 2014	$-	$-	$354	$354

There were no transfers between valuation levels for any asset during the three months ended March 31, 2015 or 2014. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$3,989	Market Comparable	Discount to reflect realizable value	0%-16%	(10%)

Impaired loans	$316	Discounted cash flow	Discount rate	0%-52%	(51%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value	0%

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$44,056,887	$44,056,887	1
Held-to-maturity securities	56,523	58,008	2
Federal Home Loan Bank stock	2,847,500	2,847,500	2
Mortgage loans held for sale	1,417,706	1,417,706	2
Loans, net	494,728,868	496,967,473	3
Interest receivable	1,828,834	1,828,834	2
Financial liabilities:
Deposits	525,821,413	523,547,849	2
Federal Home Loan Bank advances	52,350,000	54,026,598	2
Securities sold under agreements to repurchase	10,000,000	10,413,014	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	240,626	240,626	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,493,890	$12,493,890	1
Held-to-maturity securities	60,993	62,619	2
Federal Home Loan Bank stock	3,156,900	3,156,900	2
Mortgage loans held for sale	1,214,632	1,214,632	2
Loans, net	486,586,636	487,244,753	3
Interest receivable	2,030,058	2,030,058	2
Financial liabilities:
Deposits	479,818,282	476,519,750	2
FHLB and Federal Reserve advances	60,350,000	61,615,252	2
Securities sold under agreements to repurchase	10,000,000	10,371,866	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	242,145	242,145	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 9: Preferred Stock and Common Stock Warrants

On January 30, 2009, the Company issued and sold, and the U.S. Department of the Treasury (the “Treasury”) purchased, (1) 17,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Shares”), and (2) a ten-year warrant to purchase up to 459,459 shares of the Company's common stock at an exercise price of $5.55 per share (the “Warrant”), for an aggregate purchase price of $17.0 million. The Certificate of Designations by which the Series A Preferred Shares were created (the “Certificate of Designations”) provided, among other things, that the Series A Preferred Shares were redeemable at the liquidation amount of $1,000 per share plus accrued but unpaid dividends. The Certificate of Designations also provided for a dividend rate of 5% per annum for the first five years from the date of issuance which increased to 9% per annum thereafter. The Series A Preferred Shares qualified as Tier 1 capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Financial Condition

The Company’s total assets increased $39,978,851 (6%) from $628,459,644 as of December 31, 2014, to $668,438,495 as of March 31, 2015.

Cash and cash equivalents increased $31,562,997 (253%) from $12,493,890 as of December 31, 2014, to $44,056,887 as of March 31, 2015. This was primarily due to the increase of $46,003,131 in deposits as further described below offset by an increase in net loans receivable of $8,142,232 and paydowns of FHLB and Federal Reserve advances of $8,000,000.

Available-for-sale securities increased $787,755 (1%) from $86,467,985 as of December 31, 2014, to $87,255,740 as of March 31, 2015. The Company had purchases of $12,283,794 offset by sales, maturities and principal payments received of $12,115,821. The bank had unrealized gains of $68,733 at March 31, 2015 which was an improvement from unrealized losses of $711,779 at December 31, 2014.

Net loans receivable increased by $8,142,232 (2%) from $486,586,636 as of December 31, 2014, to $494,728,868 as of March 31, 2015. During the quarter, commercial real estate loans increased $14,039,591 (7%) and construction loans decreased $830,294 (2%). These changes were primarily due to two larger credits classified as construction being completed and transferred to the commercial real estate category and one larger new loan. Also, commercial loans decreased $4,466,313 (5%) which was due to various expected payoffs and principal reductions. Permanent multi-family loans increased $1,211,621 (4%) due to various new loans. Loans secured by owner occupied one to four unit residential real estate decreased $771,734 (1%) and installment loans decreased $848,525 (5%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses increased $167,074 (3%) from $6,588,597 as of December 31, 2014 to $6,755,671 as of March 31, 2015. In addition to the provision for loan loss of $150,000 recorded by the Company for the quarter ended March 31, 2015, loan recoveries exceeded charge-offs of specific loans (classified as nonperforming at December 31, 2014) by $17,074. The increase in the allowance is primarily due to the increase in loan balances. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2015 and December 31, 2014 was 1.35% and 1.34%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2015 and December 31, 2014 was 133.1% and 124.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $46,003,131 (10%) from $479,818,282 as of December 31, 2014, to $525,821,413 as of March 31, 2015. For the three months ended March 31, 2015, checking and savings accounts increased by $43,344,354 and certificates of deposit increased by $2,658,777. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank and Federal Reserve Bank advances decreased $8,000,000 (13%) from $60,350,000 as of December 31, 2014, to $52,350,000 as of March 31, 2015 due to principal reductions.

Stockholders’ equity (including unrealized gain on available-for-sale securities, net of tax) increased $1,864,991 from $61,476,847 as of December 31, 2014, to $63,341,838 as of March 31, 2015. The Company’s net income during this period was $1,329,544. On a per common share basis, stockholders’ equity increased from $14.30 as of December 31, 2014 to $14.62 as of March 31, 2015.

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

	Three months ended 3/31/2015			Three months ended 3/31/2014
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$500,463	$5,905	4.79%	$457,080	$5,868	5.21%
Investment securities	87,021	353	1.65%	103,286	457	1.79%
Other assets	26,200	30	0.46%	33,406	35	0.42%
Total interest-earning	613,684	6,288	4.16%	593,772	6,360	4.34%
Noninterest-earning	37,175			39,716
	$650,859			$633,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,188	12	0.20%	$24,050	12	0.20%
Transaction accounts	318,965	319	0.41%	308,494	337	0.44%
Certificates of deposit	120,527	264	0.89%	124,508	258	0.84%
FHLB advances	57,234	299	2.12%	52,706	296	2.28%
Securities sold under agreements to repurchase	10,000	65	2.64%	10,000	65	2.64%
Subordinated debentures	15,465	133	3.49%	15,465	133	3.49%
Total interest-bearing	546,379	1,092	0.81%	535,223	1,101	0.83%
Noninterest-bearing	41,455			41,726
Total liabilities	587,834			576,949
Stockholders’ equity	63,025			56,539
	$650,859			$633,488
Net earning balance	$67,305			$58,549
Earning yield less costing rate			3.34%			3.51%
Net interest income, and net yield spread on interest earning assets		$5,196	3.43%		$5,259	3.59%
Ratio of interest-earning assets to interest-bearing liabilities		112%			111%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2015 and 2014

Net income for the three months ended March 31, 2015 and 2014 was $1,329,544 and $1,301,426, respectively, which represents an increase in earnings of $28,118 (2%).

Interest Income

Total interest income for the three months ended March 31, 2015 decreased $72,427 (1%) as compared to the three months ended March 31, 2014. For the three month period ended March 31, 2015 compared to the same period in 2014, the average yield on interest earning assets decreased 18 basis points to 4.16%, while the average balance of interest earning assets increased approximately $19,913,000. The Company has continued to experience strong loan volume during the first quarter, as well as over the last twelve months. This has allowed the Company to put more low yielding cash and investment funds into higher yielding loans. However, pricing on loans remains challenging due to significant competition on new and existing credit relationships. This pricing pressure has adversely impacted the ability to maintain loan yield compared to 2014. Also impacting loan yield and loan income, compared to one year ago, was the recognition of approximately $335,000 of interest income during the first quarter 2014 on the payoff of a credit relationship that had been classified as non-accrual. Due to this one-time adjustment, the Company’s total interest income declined $72,000 for the first quarter compared to the prior year quarter. For the quarter, the Company’s total earning asset yield declined to 4.16% as compared to 4.34% during the same quarter in 2014.

Interest Expense

Total interest expense for the three months ended March 31, 2015 decreased $9,207 (1%) when compared to the three months ended March 31, 2014. For the three month period ended March 31, 2015, the average cost of interest bearing liabilities decreased 2 basis points to 0.81%, and the average balance of interest bearing liabilities increased approximately $11,155,000 when compared to the same period in 2014. Over the last several quarters, the Company’s cost of funds has improved. Significant efforts to grow lower cost core deposit relationships have been successful and allowed for reductions in wholesale funding and higher cost transaction and certificates of deposit accounts during the quarter.

Net Interest Income

Net interest income for the three months ended March 31, 2015 decreased $63,220 (1%) when compared to the same period in 2014. The average balance of interest earning assets increased by approximately $8,758,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2015 to the same period in 2014. For the three month period ended March 31, 2015, the net interest margin decreased 16 basis points to 3.43% when compared to the same period in 2014.

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

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $150,000 for the three months ended March 31, 2015, compared to $200,000 for the same period in 2014.

The Company’s increase in overall loan balances during the first quarter has increased the general component of the allowance for loan loss reserve requirements. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $184,016 (23%) for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

Gain on sale of loans increased $193,488 (104%) for the three months ended March 31, 2015 when compared to the same period in 2014. Fixed-rate mortgage volume of $14.1 million for the quarter was an increase of 110% compared to the prior year quarter.

Noninterest Expense

Noninterest expense increased $6,441 (less than 1%) for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Salaries and employee benefits increased $148,000 due to the addition of key officers during the fourth quarter of 2014 and an increase of $61,000 in mortgage commissions from the improved mortgage volume noted above. Offsetting the increases in personnel expense were reductions in other areas, primarily a decline in legal and other professional fees of $127,000 and FDIC deposit insurance premium expenses of $30,000.

Provision for Income Taxes

The provision for income taxes increased by $136,237 (30%) for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Effective during the first quarter of 2015, the Company adopted FASB ASU No. 2014-01 (see Note 7: New Accounting Pronouncements for further discussion). The Company’s adoption of this ASU did not have a material impact on the Company’s financial position or results of operations, except that the investment amortization expense ($221,000) which was previously included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income for the three months ended March 31, 2015. For the three months ended March 31, 2014, $221,000 was also reclassified from Other Noninterest Expense to Provision for Income Taxes.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. Due to the decrease in nonperforming loans, the allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2015 and December 31, 2014 was 133.1% and 124.5%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2015, were $13,664,935 or 2.72% of total assets as compared to $11,256,195 or 1.79% of total assets at December 31, 2014. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2015	12/31/2014	12/31/2013
Nonperforming loans	$5,075	$5,291	$15,848
Troubled debt restructurings	-	-	-
Real estate acquired in settlement of loans	3,160	3,165	3,822
Total nonperforming assets	$8,235	$8,456	$19,670

Total nonperforming assets as a percentage of total assets	1.23%	1.35%	3.17%
Allowance for loan losses	$6,756	$6,589	$7,802
Allowance for loan losses as a percentage of gross loans	1.34%	1.33%	1.65%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $44,056,887 as of March 31, 2015 and $12,493,890 as of December 31, 2014, representing an increase of $31,562,997. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. This increase was primarily due to the increase of $46,003,131 in deposits as further described above offset by an increase in net loans receivable of $8,142,232 and paydowns of FHLB and Federal Reserve advances of $8,000,000.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of March 31, 2015, the Bank’s common equity Tier 1 ratio was 13.29%, the Bank’s Tier 1 leverage ratio was 11.33%, its Tier 1 risk-based capital ratio was 13.29% and the Bank’s total risk-based capital ratio was 14.51% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2015 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$65,053	$(1,114)	-2%	9.91%	0.10%
+100	65,010	(1,157)	-2%	9.78%	-0.03%
NC	66,167	-	0%	9.81%	0.00%
-100	66,831	664	1%	9.80%	-0.01%
-200	73,820	7,653	12%	10.72%	0.90%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Annual Report on Form 10-K.

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

During the quarter ended March 31, 2015, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2015.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

10.1	Written Description of 2015 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (1)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

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

(1)	Filed as Exhibit 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 3, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 8, 2015
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 8, 2015
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)