Form 10-Q
period 2015-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2015-08-07
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2015
Common Stock, Par Value $0.10 per share	4,379,935 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS	6/30/15	12/31/14
Cash	$3,437,429	$3,604,316
Interest-bearing deposits in other financial institutions	17,979,902	8,889,574
Cash and cash equivalents	21,417,331	12,493,890
Available-for-sale securities	83,408,795	86,467,985
Held-to-maturity securities	51,341	60,993
Stock in Federal Home Loan Bank, at cost	2,837,500	3,156,900
Mortgage loans held for sale	1,618,290	1,214,632
Loans receivable, net of allowance for loan losses of June 30, 2015 - $6,651,308 - December 31, 2014 - $6,588,597	504,632,124	486,586,636
Accrued interest receivable:
Loans	1,751,924	1,704,374
Investments and interest-bearing deposits	333,398	325,684
Prepaid expenses and other assets	4,166,398	4,530,191
Foreclosed assets held for sale	3,215,284	3,165,447
Premises and equipment, net	10,691,085	10,602,763
Bank owned life insurance	14,597,640	14,417,220
Income taxes receivable	290,124	320,416
Deferred income taxes	3,627,076	3,412,513
	$652,638,310	$628,459,644

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$519,547,082	$479,818,282
Federal Home Loan Bank and Federal Reserve Bank advances	52,100,000	60,350,000
Securities sold under agreements to repurchase	-	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	385,182	143,984
Accrued expenses and other liabilities	982,485	963,386
Accrued interest payable	195,937	242,145
	588,675,686	566,982,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares	-	-
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2015 and December 31, 2014 - 6,844,503 and 6,823,203 shares, respectively	684,450	682,320
Additional paid-in capital	50,272,806	50,366,546
Retained earnings, substantially restricted	50,978,228	48,549,691
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes	(699,744)	(448,421)
	101,235,740	99,150,136
Treasury stock, at cost; June 30, 2015 and December 31, 2014 - 2,466,068 and 2,492,552 shares, respectively	(37,273,116)	(37,673,289)
	63,962,624	61,476,847
	$652,638,310	$628,459,644

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
		Retrospectively Adjusted - Note 7		Retrospectively Adjusted - Note 7
Interest Income
Loans	$5,988,875	$5,576,155	$11,893,441	$11,443,713
Investment securities	351,481	415,318	704,531	872,884
Other	46,154	46,110	76,175	81,050
	6,386,510	6,037,583	12,674,147	12,397,647
Interest Expense
Deposits	625,261	562,700	1,220,190	1,169,493
Federal Home Loan Bank and Federal Reserve Bank advances	297,379	298,636	596,185	594,327
Subordinated debentures	133,997	133,035	266,858	266,198
Other	55,739	65,975	120,833	131,225
	1,112,376	1,060,346	2,204,066	2,161,243
Net Interest Income	5,274,134	4,977,237	10,470,081	10,236,404
Provision for Loan Losses	-	325,000	150,000	525,000
Net Interest Income After Provision for Loan Losses	5,274,134	4,652,237	10,320,081	9,711,404
Noninterest Income
Service charges	315,275	318,434	596,634	631,419
Gain on sale of investment securities	148,516	7,603	155,313	10,691
Gain on sale of mortgage loans held for sale	364,709	250,667	743,775	436,245
Gain on sale of Small Business Administration loans	344,439	-	344,439	-
Net loss on foreclosed assets	(6,663)	(61,182)	(17,762)	(76,965)
Other income	345,477	346,973	691,063	678,798
	1,511,753	862,495	2,513,462	1,680,188
Noninterest Expense
Salaries and employee benefits	2,488,220	2,231,963	4,941,312	4,536,731
Occupancy	463,360	419,614	936,587	846,675
FDIC deposit insurance premiums	113,578	120,029	220,338	256,963
Prepayment penalty on securities sold under agreements to repurchase	463,992	-	463,992	-
Data processing	201,342	165,486	393,823	326,272
Advertising	131,250	106,251	262,500	212,502
Other expense	690,038	618,270	1,462,903	1,605,704
	4,551,780	3,661,613	8,681,455	7,784,847
Income Before Income Taxes	2,234,107	1,853,119	4,152,088	3,606,745
Provision for Income Taxes	696,158	514,436	1,284,595	966,636
Net Income	1,537,949	1,338,683	2,867,493	2,640,109
Preferred Stock Dividends and Discount Accretion	-	111,000	-	357,210
Net Income Available to Common Shareholders	$1,537,949	$1,227,683	$2,867,493	$2,282,899

Basic Income Per Common Share	$0.35	$0.29	$0.66	$0.61
Diluted Income Per Common Share	$0.35	$0.28	$0.65	$0.60

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
NET INCOME	$1,537,949	$1,338,683	$2,867,493	$2,640,109
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(1,030,923)	1,248,693	(243,613)	2,533,631
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(148,516)	(7,603)	(155,313)	(10,691)
Total other items in comprehensive income (loss)	(1,179,439)	1,241,090	(398,926)	2,522,940
Income tax expense (benefit) related to other items of comprehensive income	(436,393)	459,203	(147,603)	933,488
Other comprehensive income (loss)	(743,046)	781,887	(251,323)	1,589,452
TOTAL COMPREHENSIVE INCOME	$794,903	$2,120,570	$2,616,170	$4,229,561

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2015	$682,320	$50,366,546	$(37,673,289)	$48,549,691	$(448,421)	$61,476,847
Net income	-	-	-	2,867,493	-	2,867,493
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	(251,323)	(251,323)
Dividends on common stock ($0.10 per share)	-	-	-	(438,956)	-	(438,956)
Stock award plans	-	(202,914)	400,173	-	-	197,259
Stock options exercised	2,130	109,174	-	-	-	111,304
Balance, June 30, 2015	$684,450	$50,272,806	$(37,273,116)	$50,978,228	$(699,744)	$63,962,624

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	6/30/2015	6/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,867,493	$2,640,109
Items not requiring (providing) cash:
Deferred income taxes	(66,960)	254,961
Depreciation	450,843	382,086
Provision for loan losses	150,000	525,000
Gain on sale of Small Business Administration loans	(344,439)	-
Gain on sale of mortgage loans held for sale and investment securities	(899,088)	(446,936)
Gain (loss) on foreclosed assets held for sale	(8,905)	25,593
Amortization of deferred income, premiums and discounts	397,669	313,135
Stock award plan expense	197,259	190,490
Origination of loans held for sale	(27,448,305)	(14,709,615)
Proceeds from sale of loans held for sale	27,788,422	14,547,659
Increase in cash surrender value of bank owned life insurance	(180,420)	(184,969)
Changes in:
Accrued interest receivable	(55,264)	13,403
Prepaid expenses and other assets	363,793	503,666
Accounts payable and accrued expenses	(29,498)	(103,039)
Income taxes receivable	30,292	(128,952)
Net cash provided by operating activities	3,212,892	3,822,591
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(18,025,610)	9,451,794
Principal payments on held-to-maturity securities	9,652	9,300
Principal payments on available-for-sale securities	4,960,336	4,235,914
Proceeds from calls/maturities of available-for-sale securities	-	3,151,000
Purchase of premises and equipment	(539,165)	(229,092)
Purchase of available-for-sale securities	(19,740,808)	(25,995,159)
Proceeds from sale of available-for-sale securities	17,244,115	18,106,890
Redemption of Federal Home Loan Bank stock	319,400	6,200
Proceeds from sale of foreclosed assets held for sale	87,894	403,046
Net cash provided by (used in) investing activities	(15,684,186)	9,139,893
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(436,567)	-
Net increase (decrease) in demand deposits, NOW and savings accounts	39,790,239	(4,450,772)
Net decrease in certificates of deposit	(61,439)	(1,715,598)
Net decrease of securities sold under agreements to repurchase	(10,000,000)	-
Proceeds from FHLB advances	-	1,050,000
Repayments of FHLB advances	(8,250,000)	(3,000,000)
Stock options exercised	111,304	84,806
Redemption of preferred stock	-	(12,000,000)
Proceeds from issuance of common stock	-	15,814,312
Advances from borrowers for taxes and insurance	241,198	195,594
Cash dividends paid on preferred stock	-	(413,000)
Net cash provided by (used in) financing activities	21,394,735	(4,434,658)
INCREASE IN CASH AND CASH EQUIVALENTS	8,923,441	8,527,826
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,493,890	12,303,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,417,331	$20,831,026

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2015
Equity Securities	$102,212	$20,365	$(12,012)	$110,565
Debt Securities:
U. S. government agencies	8,532,812	-	(153,513)	8,379,299
Municipals	15,919,342	83,883	(184,754)	15,818,471
Corporates	3,950,889	13,996	(66,135)	3,898,750
Government sponsored mortgage-backed securities and SBA loan pools	56,014,245	98,797	(911,332)	55,201,710
	$84,519,500	$217,041	$(1,327,746)	$83,408,795

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
	$87,179,764	$437,845	$(1,149,624)	$86,467,985

Maturities of available-for-sale debt securities as of June 30, 2015:

	Amortized Cost	Approximate Fair Value
< 1 year	$285,000	$285,382
1-5 years	4,727,836	4,702,048
6-10 years	11,415,094	11,267,064
After 10 years	11,975,113	11,842,026
Government sponsored mortgage-backed securities and SBA loans not due on a single maturity date	56,014,245	55,201,710
	$84,417,288	$83,298,230

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$51,341	$1,379	$-	$52,720

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$60,993	$1,626	$-	$62,619

Maturities of held-to-maturity securities as of June 30, 2015:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$51,341	$52,720

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $60,804,064 and $53,355,716 as of June 30, 2015 and December 31, 2014, respectively. The approximate fair value of pledged securities amounted to $59,966,322 and $52,907,065 as of June 30, 2015 and December 31, 2014, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $155,313 and $10,691 as of June 30, 2015 and June 30, 2014, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $57,466 and $3,956 as of June 30, 2015 and June 30, 2014, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014, was $64,533,448 and $60,733,191, respectively, which is approximately 77% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,915	$(12,012)	$35,915	$(12,012)
U. S. government agencies	2,911,150	(71,662)	5,468,149	(81,851)	8,379,299	(153,513)
Municipals	10,042,716	(152,045)	702,305	(32,709)	10,745,021	(184,754)
Corporates	3,008,750	(66,135)	-	-	3,008,750	(66,135)
Government sponsored mortgage-backed securities and SBA loan pools	24,796,548	(341,405)	17,567,915	(569,927)	42,364,463	(911,332)
	$40,759,164	$(631,247)	$23,774,284	$(696,499)	$64,533,448	$(1,327,746)

	December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,618	$(13,310)	$34,618	$(13,310)
U. S. government agencies	-	-	10,256,773	(271,282)	10,256,773	(271,282)
Municipals	2,677,626	(7,692)	5,859,560	(62,481)	8,537,186	(70,173)
Government sponsored mortgage-backed securities and SBA loan pools	12,703,301	(70,049)	29,201,313	(724,810)	41,904,614	(794,859)
	$15,380,927	$(77,741)	$45,352,264	$(1,071,883)	$60,733,191	$(1,149,624)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2015 and December 31, 2014 include:

	June 30,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$95,902,509	$97,900,814
Multi-family	39,993,133	33,785,959
Real estate - construction	35,368,786	36,784,584
Real estate - commercial	228,795,902	215,605,054
Commercial loans	89,707,877	92,114,216
Consumer and other loans	21,822,792	17,246,437
Total loans	511,590,998	493,437,064
Less:
Allowance for loan losses	(6,651,308)	(6,588,597)
Deferred loan fees/costs, net	(307,566)	(261,831)
Net loans	$504,632,124	$486,586,636

Classes of loans by aging at June 30, 2015 and December 31, 2014 were as follows:

As of June 30, 2015

	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$432	$111	$397	$940	$94,963	$95,903	$-
Multi-family	-	-	-	-	39,993	39,993	-
Real estate - construction	-	-	-	-	35,368	35,368	-
Real estate - commercial	-	-	-	-	228,796	228,796	-
Commercial loans	125	612	220	957	88,751	89,708	-
Consumer and other loans	1	5	29	35	21,788	21,823	-
Total	$558	$728	$646	$1,932	$509,659	$511,591	$-

As of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$113	$428	$279	$820	$97,081	$97,901	$-
Multi-family	-	-	-	-	33,786	33,786	-
Real estate - construction	-	-	-	-	36,785	36,785	-
Real estate - commercial	-	-	-	-	215,605	215,605	-
Commercial loans	-	-	227	227	91,887	92,114	-
Consumer and other loans	23	35	-	58	17,188	17,246	-
Total	$136	$463	$506	$1,105	$492,332	$493,437	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2014	2014
Real estate - residential mortgage:
One to four family units	$745,789	$911,240
Multi-family	-	-
Real estate - construction	2,683,792	2,892,772
Real estate - commercial	-	459,823
Commercial loans	938,908	1,026,772
Consumer and other loans	29,242	-
Total	$4,397,731	$5,290,607

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,361	$1,986	$884	$133	$1,804	$221	$367	$6,756
Provision charged to expense	(16)	(41)	18	18	87	22	(88)	$-
Losses charged off	-	-	(99)	-	-	(15)	-	$(114)
Recoveries	1	-	2	-	2	4	-	$9
Balance, end of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651

Six months ended June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	8	(47)	(6)	24	(64)	57	178	$150
Losses charged off	-	-	(99)	-	-	(33)	-	$(132)
Recoveries	8	-	10	-	3	23	-	$44
Balance, end of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651

Three months ended June 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,008	$2,344	$962	$147	$1,799	$228	$273	$7,761
Provision charged to expense	76	(51)	65	(1)	477	32	(273)	$325
Losses charged off	(207)	(9)	(14)	-	(1,058)	(49)	-	$(1,337)
Recoveries	2	-	1	-	26	10	-	$39
Balance, end of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788

Six months ended June 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(304)	234	114	(63)	914	(11)	(359)	$525
Losses charged off	(207)	(9)	(100)	-	(1,222)	(68)	-	$(1,606)
Recoveries	3	-	3	-	33	28	-	$67
Balance, end of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$375	$-	$-	$-	$313	$21	$-	$709
Ending balance: collectively evaluated for impairment	$971	$1,945	$805	$151	$1,580	$211	$279	$5,942
Loans:
Ending balance: individually evaluated for impairment	$2,684	$-	$745	$-	$939	$2,279	$-	$6,647
Ending balance: collectively evaluated for impairment	$32,684	$228,796	$95,158	$39,993	$88,769	$19,544	$-	$504,944

December 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$376	$158	$36	$-	$203	$12	$-	$785
Ending balance: collectively evaluated for impairment	$954	$1,834	$864	$127	$1,751	$173	$101	$5,804
Loans:
Ending balance: individually evaluated for impairment	$2,893	$460	$847	$-	$1,027	$801	$-	$6,028
Ending balance: collectively evaluated for impairment	$33,892	$215,145	$97,054	$33,786	$91,087	$16,445	$-	$487,409

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

The following table summarizes the recorded investment in impaired loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$746	$746	$-	$632	$632	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	74	74	-	74	74	-
Real estate - commercial	-	-	-	-	-	-
Commercial loans	326	326	-	341	341	-
Consumer and other loans	2,265	2,265	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$279	$279	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	2,610	3,865	375	2,819	4,074	376
Real estate - commercial	-	-	-	460	460	158
Commercial loans	613	916	313	685	988	203
Consumer and other loans	183	183	21	91	91	12
Total
Real estate - residential mortgage:
One to four family units	$746	$746	$-	$911	$911	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	2,684	3,939	375	2,893	4,148	376
Real estate - commercial	-	-	-	460	460	158
Commercial loans	939	1,242	313	1,026	1,329	203
Consumer and other loans	2,448	2,448	21	91	91	12
Total	$6,817	$8,375	$709	$5,381	$6,939	$785

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2015		June 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$749	$1	$823	$-
Multi-family	-	-	-	-
Real estate - construction	74	-	94	-
Real estate - commercial	-	-	264	-
Commercial loans	327	-	3,486	98
Consumer and other loans	16	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$361	$-	$325	$-
Multi-family	-	-	-	-
Real estate - construction	2,610	-	3,532	-
Real estate - commercial	-	-	574	-
Commercial loans	620	-	699	-
Consumer and other loans	127	-	272	-
Total
Real estate - residential mortgage:
One to four family units	$1,110	$1	$1,148	$-
Multi-family	-	-	-	-
Real estate - construction	2,684	-	3,626	-
Real estate - commercial	-	-	838	-
Commercial loans	947	-	4,185	98
Consumer and other loans	143	-	272	-
Total	$4,884	$1	$10,069	$98

	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$729	$2	$752	$1
Multi-family	-	-	-	-
Real estate - construction	74	-	95	-
Real estate - commercial	-	-	408	-
Commercial loans	332	-	3,088	98
Consumer and other loans	13	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$456	$-	$329	$-
Multi-family	-	-	-	-
Real estate - construction	2,680	-	3,883	-
Real estate - commercial	-	-	412	-
Commercial loans	621	-	1,897	-
Consumer and other loans	139	-	375	-
Total
Real estate - residential mortgage:
One to four family units	$1,185	$2	$1,081	$1
Multi-family	-	-	-	-
Real estate - construction	2,754	-	3,978	-
Real estate - commercial	-	-	820	-
Commercial loans	953	-	4,985	98
Consumer and other loans	152	-	375	-
Total	$5,044	$2	$11,239	$99

At June 30, 2015, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$220,087	$505,047
Multi-family	-	-
Real estate - construction	2,683,792	2,892,772
Real estate - commercial	-	459,823
Commercial loans	719,108	799,572
Consumer and other loans	-	-
Total	$3,622,987	$4,657,214

The bank did not have any new TDRs for the six months ending June 30, 2015. The Bank has allocated $687,284 and $773,652 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2015 and December 31, 2014, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the six months ending June 30, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2015 and December 31, 2014:

June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$25,735	$218,931	$88,399	$39,414	$79,300	$21,491	$473,270
Special Mention	6,949	3,900	5,225	579	3,595	-	20,248
Substandard	2,684	5,965	2,279	-	6,209	332	17,469
Doubtful	-	-	-	-	604	-	604
Total	$35,368	$228,796	$95,903	$39,993	$89,708	$21,823	$511,591

December 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,370	$207,311	$94,129	$33,786	$78,197	$17,015	$457,808
Special Mention	6,522	5,076	2,501	-	10,273	-	24,372
Substandard	2,893	2,758	1,271	-	3,644	231	10,797
Doubtful	-	460	-	-	-	-	460
Total	$36,785	$215,605	$97,901	$33,786	$92,114	$17,246	$493,437

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

The following tables below summarize transactions under the Company’s equity plans for six months ended June 30, 2015:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2015	140,300	82,500	$18.23
Granted	-	-	-
Exercised	(1,300)	(20,000)	5.23
Forfeited	(18,000)	-	23.33
Balance outstanding as of June 30, 2015	121,000	62,500	19.24
Options exercisable as of June 30, 2015	121,000	62,500	19.24

Restricted Stock

	Number of Shares	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2015	30,503	$10.26
Granted	28,451	14.78
Vested	(15,083)	11.64
Forfeited	-	-
Balance of shares non-vested as of June 30, 2015	43,871	12.72

The total intrinsic value of stock options exercised for the six months ended June 30, 2015 and 2014 was $201,406 and $116,226, respectively. The total intrinsic value of outstanding stock options was $670,810 and $833,326 at June 30, 2015 and 2014. The total intrinsic value of outstanding exercisable stock options was $670,810 and $713,282 at June 30, 2015 and 2014. The total fair value of share awards vested was $138,368 and $258,750 during the six months ended June 30, 2015 and 2014, respectively.

In February 2015 and 2014, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full on the date of the grants. The amount expensed was $122,476 and $122,538 for 2015 and 2014, respectively, which represents 8,281 shares of common stock at a market price of $14.79 at the date of grant in 2015 and 11,242 shares of common stock at a market price of $10.90 at the date of grant in 2014. In June 2015, the Company granted 966 shares of restricted stock to directors that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed for the six months ended June 30, 2015 was $77.

For the six months ended June 30, 2015 and 2014, the Company granted 19,204 and 23,320 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants during the six months ended June 30, 2015 and 2014 was $85,943 and $51,322, respectively.

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended June 30, 2015 and 2014 was $43,580 and $30,918, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2015 and 2014 was $208,730 and $190,490 respectively. As of June 30, 2015, there was $402,816 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended June 30, 2015			For six months ended June 30, 2015
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,537,949	4,334,288	$0.35	$2,867,493	4,324,811	$0.66
Effect of Dilutive Securities		54,038			56,405
Diluted Income Per Common Share	$1,537,949	4,388,326	$0.35	$2,867,493	4,381,216	$0.65

	For three months ended June 30, 2014			For six months ended June 30, 2014
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,227,683	4,265,050	$0.29	$2,282,899	3,718,791	$0.61
Effect of Dilutive Securities		72,430			72,988
Diluted Income Per Common Share	$1,227,683	4,337,480	$0.28	$2,282,899	3,791,779	$0.60

Stock options to purchase 108,500 of common stock were outstanding during the three and six months ended June 30, 2015 and stock options to purchase 136,500 shares of common stock were outstanding during the three and six months ended June 30, 2014 but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for the public business entities with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial position, results of operations or cash flows.

In January 2015, the Company adopted FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The ASU impacts the Company’s accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The Company does have significant investments in such qualified affordable housing projects that meet the conditions for utilizing the proportional amortization method. As a result of the Company’s adoption of this ASU, the investment amortization expense of $221,370 and $442,740, respectively, for the three and six months ended June 30, 2014 which was included in Other Non-interest Expense in the Condensed Consolidated Statements of Income, is now included in Provision for Income Taxes in the Condensed Consolidated Statements of Income.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principal of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to impact the timing or approach to revenue recognition for financial institutions. The likely impact for financial institutions will relate only to disclosures. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operation or cash flows.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

June 30, 2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$111	$-	$-	$111
Debt securities:
U.S. government agencies	-	8,379	-	8,379
Municipals	-	15,818	-	15,818
Corporates
Government sponsored mortgage-backed	-	3,899	-	3,899
securities and SBA loan pools	-	55,202	-	55,202
Available-for-sale securities	$111	$83,298	$-	$83,409

December 31, 2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	10,257	-	10,257
Municipals	-	15,590	-	15,590
Government sponsored mortgage-backed securities and SBA loan pools	-	60,516	-	60,516
Available-for-sale securities	$105	$86,363	$-	$86,468

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2015	$-	$-	$3,719	$3,719

December 31, 2014	$-	$-	$4,076	$4,076

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2015	$-	$-	$190	$190

December 31, 2014	$-	$-	$354	$354

There were no transfers between valuation levels for any asset during the six months ended June 30, 2015 or 2014. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$3,403	Market Comparable	Discount to reflect realizable value	0%-14% (10%)

Impaired loans	$316	Discounted cash flow	Discount rate	0%-51% (50%)

Foreclosed assets held for sale	$190	Market Comparable	Discount to reflect realizable value	0%

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$21,417,331	$21,417,331	1
Held-to-maturity securities	51,341	52,720	2
Federal Home Loan Bank stock	2,837,500	2,837,500	2
Mortgage loans held for sale	1,618,290	1,618,290	2
Loans, net	504,632,124	504,621,172	3
Interest receivable	2,085,322	2,085,322	2
Financial liabilities:
Deposits	519,547,082	516,151,059	2
Federal Home Loan Bank advances	52,100,000	53,565,166	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	195,937	195,937	2
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,493,890	$12,493,890	1
Held-to-maturity securities	60,993	62,619	2
Federal Home Loan Bank stock	3,156,900	3,156,900	2
Mortgage loans held for sale	1,214,632	1,214,632	2
Loans, net	486,586,636	487,244,753	3
Interest receivable	2,030,058	2,030,058	2
Financial liabilities:
Deposits	479,818,282	476,519,750	2
Federal Home Loan Bank advances	60,350,000	61,615,252	2
Securities sold under agreements to repurchase	10,000,000	10,371,866	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	242,145	242,145	2
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014.

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

Financial Condition

The Company’s total assets increased $24,178,666 (4%) from $628,459,644 as of December 31, 2014, to $652,638,310 as of June 30, 2015.

Cash and cash equivalents increased $8,923,441 (71%) from $12,493,890 as of December 31, 2014, to $21,417,331 as of June 30, 2015. This was primarily due to the increase of $39,728,800 in deposits as further described below offset by an increase in net loans receivable of $18,045,488 and paydowns of FHLB and Federal Reserve advances and repurchase agreement of $18,250,000.

Available-for-sale securities decreased $3,059,190 (4%) from $86,467,985 as of December 31, 2014, to $83,408,795 as of June 30, 2015. The Company had purchases of $19,740,808 offset by sales, maturities and principal payments received of $22,204,451. The bank had unrealized losses of $1,110,705 at June 30, 2015 compared to $711,779 at December 31, 2014.

Net loans receivable increased by $18,045,488 (4%) from $486,586,636 as of December 31, 2014, to $504,632,124 as of June 30, 2015. During the six month period, commercial real estate loans increased $13,190,848 (6%) and construction loans decreased $1,415,798 (4%). These changes were primarily due to two larger credits classified as construction being completed and transferred to the commercial real estate category along with two larger new commercial real estate loans. Permanent multi-family loans increased $6,207,174 (18%) due to nine new credits and two credits increasing existing balances. Loans secured by owner occupied one to four unit residential real estate decreased $1,998,305 (2%) due to various expected payoffs and principal reductions. Also, commercial loans decreased $2,406,339 (3%) and installment loans increased $4,576,355 (27%) primarily due to two larger credits previously classified as commercial being transferred to installment due to collateral changing. The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses increased $62,711 (1%) from $6,588,597 as of December 31, 2014 to $6,651,308 as of June 30, 2015. In addition to the provision for loan losses of $150,000 recorded by the Company for the six months ended June 30, 2015, loan charge-offs of specific loans (classified as nonperforming at December 31, 2014) exceeded recoveries by $87,289. The increase in the allowance is primarily due to the increase in loan balances. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2015 and December 31, 2014 was 1.30% and 1.33%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2015 and December 31, 2014 was 151.2% and 124.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $39,728,800 (8%) from $479,818,282 as of December 31, 2014, to $519,547,082 as of June 30, 2015. For the six months ended June 30, 2015, checking and savings accounts increased by $39,790,239 and certificates of deposit decreased by $61,439. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank and Federal Reserve Bank advances decreased $8,250,000 (14%) from $60,350,000 as of December 31, 2014, to $52,100,000 as of June 30, 2015 due to principal reductions.

Securities sold under agreements to repurchase decreased $10,000,000 (100%) as of June 30, 2015. The Company executed a structured transaction during the quarter selling approximately $4,000,000 of Small Business Administration (“SBA”) guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $464,000. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction will improve the Company’s cost of funds as well enhance other liquidity and capital performance measurements.

Stockholders’ equity (including unrealized loss on available-for-sale securities, net of tax) increased $2,485,777 (4%) from $61,476,847 as of December 31, 2014, to $63,962,624 as of June 30, 2015. The Company’s net income during this period was $2,867,493. On a per common share basis, stockholders’ equity increased from $14.30 as of December 31, 2014 to $14.76 as of June 30, 2015.

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

	Three months ended 6/30/2015			Three months ended 6/30/2014
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$505,704	$5,989	4.75%	$458,046	$5,576	4.88%
Investment securities	89,817	351	1.57%	103,058	415	1.62%
Other assets	28,189	46	0.65%	29,359	46	0.63%
Total interest-earning	623,710	6,386	4.11%	590,464	6,038	4.10%
Noninterest-earning	37,201			33,598
	$660,911			$624,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,696	12	0.19%	$24,629	12	0.20%
Transaction accounts	329,182	331	0.40%	256,558	215	0.34%
Certificates of deposit	122,479	282	0.92%	163,598	335	0.82%
FHLB advances	52,487	297	2.27%	52,362	299	2.29%
Securities sold under agreements to repurchase	8,462	56	2.65%	10,000	66	2.65%
Subordinated debentures	15,465	134	3.48%	15,465	133	3.45%
Total interest-bearing	552,771	1,112	0.81%	522,612	1,060	0.81%
Noninterest-bearing	43,729			39,020
Total liabilities	596,500			561,632
Stockholders’ equity	64,411			62,430
	$660,911			$624,062
Net earning balance	$70,939			$67,852
Earning yield less costing rate			3.30%			3.29%
Net interest income, and net yield spread on interest earning assets		$5,274	3.39%		$4,977	3.38%
Ratio of interest-earning assets to interest-bearing liabilities		113%			113%

	Six months ended 6/30/2015			Six months ended 6/30/2014
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$503,100	$11,893	4.77%	$457,498	$11,444	5.04%
Investment securities	88,427	705	1.61%	103,198	873	1.71%
Other assets	27,201	76	0.56%	31,359	81	0.52%
Total interest-earning	618,728	12,674	4.13%	592,055	12,398	4.22%
Noninterest-earning	37,184			36,588
	$655,912			$628,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,444	24	0.20%	$24,339	25	0.20%
Transaction accounts	324,103	650	0.40%	258,147	453	0.35%
Certificates of deposit	121,508	546	0.91%	168,455	692	0.83%
FHLB advances	54,848	596	2.19%	52,528	594	2.28%
Securities sold under agreements to repurchase	9,227	121	2.64%	10,000	131	2.65%
Subordinated debentures	15,465	267	3.48%	15,465	266	3.47%
Total interest-bearing	549,595	2,204	0.81%	528,934	2,161	0.82%
Noninterest-bearing	42,595			40,295
Total liabilities	592,190			569,229
Stockholders’ equity	63,722			59,415
	$655,912			$628,644
Net earning balance	$69,133			$63,122
Earning yield less costing rate			3.32%			3.40%
Net interest income, and net yield spread on interest earning assets		$10,470	3.41%		$10,236	3.49%
Ratio of interest-earning assets to interest-bearing liabilities		113%			112%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2015 and 2014

Net income for the three and six months ended June 30, 2015 was $1,537,949 and $2,867,493, respectively, compared to $1,338,683 and $2,640,109 for the three and six months ended June 30, 2014, respectively, which represents an increase in net income of $199,266 (15%) for the three month period, and an increase in net income of $227,384 (9%) for the six month period.

Interest Income

Total interest income for the three and six months ended June 30, 2015 increased $348,927 (6%) and $276,500 (2%), respectively, as compared to the three and six months ended June 30, 2014. For the three and six month periods ended June 30, 2015 compared to the same periods in 2014, the average yield on interest earning assets increased 1 basis point to 4.11% and fell 9 basis points to 4.13%, while the average balance of interest earning assets increased $33,246,000 for the three month period and increased $26,673,000 for the six month period. The Company has continued to experience strong loan volume during the second quarter of 2015, as well as over the last twelve months. This has allowed the Company to put more low yielding cash and investment funds into higher yielding loans. However, in this highly competitive rate environment, pricing on new and renewed loans remains difficult. This pricing pressure has adversely impacted the ability to maintain loan yield compared to 2014. Also impacting loan yield and loan income for the six month period, compared to one year ago, was the recognition of approximately $335,000 of interest income during the first quarter of 2014 on the payoff of a credit relationship that had been classified as non-accrual.

Interest Expense

Total interest expense for the three and six months ended June 30, 2015 increased $52,030 (5%) and $42,823 (2%), respectively, when compared to the three and six months ended June 30, 2014. For the three and six month periods ended June 30, 2015 compared to the same periods in 2014, the average cost of interest bearing liabilities remained the same for the three months at 0.81% and decreased 1 basis point to 0.81% for the six months, respectively, while the average balance of interest bearing liabilities increased $30,159,000 for the three month period and increased $20,661,000 for the six month period when compared to the same periods in 2014. The Company has made significant efforts over the last several years to grow lower cost core deposit relationships. The Company has been successful in these efforts and allowed for reductions in wholesale funding reducing the Company’s cost of funds. During the last few quarters, however, opportunities to reduce the cost of funds have been limited. Going forward, the Company will utilize a cost effective mix of retail deposits and non-core, wholesale funding to fund its organic asset growth.

Net Interest Income

Net interest income for the three and six months ended June 30, 2015 increased $296,897 (6%) and increased $233,677 (2%), respectively, when compared to the same periods in 2014. For the three and six month periods ended June 30, 2015, the average balance of net interest earning assets over liabilities increased by approximately $3,087,000 and $6,011,000, respectively, when compared to the same periods in 2014. For the three and six month periods ended June 30, 2015, the net interest margin increased 1 basis point to 3.39% and decreased 8 basis points to 3.41%, respectively, when compared to the same periods in 2014.

Provision for Loan Losses

Provisions for loan losses are charged or credited to earnings to bring the total allowance for loan losses to a level considered adequate by the Company to provide for potential loan losses in the existing loan portfolio. When making its assessment, the Company considers prior loss experience, volume and type of lending, local banking trends and impaired and past due loans in the Company’s loan portfolio. In addition, the Company considers general economic conditions and other factors related to collectibility of the Company’s loan portfolio.

Based on its internal analysis and methodology, management recorded a provision for loan losses of $0 and $150,000 for the three months and six months ended June 30, 2015, respectively, compared to $325,000 and $525,000 for the same periods in 2014.

The Company’s increase in overall loan balances during the first and second quarters has increased the general component of the allowance for loan loss reserve requirements. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $649,258 (75%) and $833,274 (50%) for the three months and six months ended June 30, 2015, respectively, when compared to the three months and six months ended June 30, 2014. The increase is attributable to a few factors.

First, during the second quarter of 2015, the Company executed a structured transaction selling approximately $4,000,000 of SBA guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction will improve the Company’s cost of funds as well enhance other liquidity and capital performance measurements.

Secondly, gains on sale of mortgage loans held for sale increased $114,042 (45%) and $307,530 (70%) for the three months and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. Fixed-rate mortgage volume of $27,400,000 for the six months ended June 30, 2015 was an increase of 86% compared to the same time periods in 2014.

Noninterest Expense

Noninterest expense increased $890,167 (24%) and $896,608 (12%) for the three months and six months ended June 30, 2015 when compared to the same periods in 2014. The increase is attributable to a few factors.

First, the Company paid $463,992 prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above).

Secondly, salaries and employee benefits increased $256,257 (11%) and $404,581 (9%) for the three months and six months ended June 30, 2015 when compared to the same periods in 2014. This was primarily due to the addition of several key officers during the last two quarters. The Company continues to strengthen its depth in the areas of technology, marketing, commercial and retail production in order to position itself for future growth and expansion. Also impacting compensation were the mortgage commissions which have increased due to the increases in the mortgage loan volume noted above.

Provision for Income Taxes

The provision for income taxes increased by $181,722 (35%) and $317,959 (33%) for the three months and six months ended June 30, 2015 when compared to the same periods in 2014. Effective during the first quarter of 2015, the Company adopted FASB ASU No. 2014-01 (see Note 7: New Accounting Pronouncements for further discussion). As a result of the Company’s adoption of this ASU, the investment amortization expense of ($221,370) for three months and ($442,740) for six months ended June 30, 2015 which was previously included in Other Non-interest Expense in the Condensed Consolidated Statements of Income, is now included in Provision for Income Taxes in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015. Investment amortization expense for the three and six months ended June 30, 2014, $221,370 and $442,740, respectively, was also reclassified from Other Noninterest Expense to Provision for Income Taxes.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2015 and December 31, 2014 was 151.2% and 124.5%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2015, were $18.1 million or 2.77% of total assets as compared to $11.3 million, or 1.79% of total assets at December 31, 2014. This increase is primarily due to four larger customers previously identified as special mention being downgraded to substandard during the six months ended June 30, 2015. The individual loans are made up of commercial, commercial real estate and one to four family and total approximately $5.6 million. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2015	12/31/2014	12/31/2013
Nonperforming loans	$4,398	$5,291	$15,848
Troubled debt restructurings	-	-	-
Real estate acquired in settlement of loans	3,215	3,165	3,822
Total nonperforming assets	$7,613	$8,456	$19,670

Total nonperforming assets as a percentage of total assets	1.17%	1.35%	3.17%
Allowance for loan losses	$6,651	$6,589	$7,802
Allowance for loan losses as a percentage of gross loans	1.30%	1.33%	1.65%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $21,417,331 as of June 30, 2015 and $12,493,890 as of December 31, 2014, representing an increase of $8,923,441. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. This increase was primarily due to the increase of $39,728,800 in deposits as further described above offset by an increase in net loans receivable of $18,045,488 and paydowns of FHLB and Federal Reserve advances and repurchase agreement of $18,250,000.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of June 30, 2015, the Bank’s common equity Tier 1 ratio was 13.19%, the Bank’s Tier 1 leverage ratio was 11.41%, its Tier 1 risk-based capital ratio was 13.19% and the Bank’s total risk-based capital ratio was 14.36% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2015 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$62,587	$(2,521)	-4%	9.84%	-0.11%
+100	63,096	(2,012)	-3%	9.79%	-0.15%
NC	65,108	-	-	9.95%	-
-100	64,012	(1,096)	-2%	9.69%	-0.26%
-200	71,633	6,525	10%	10.71%	0.76%

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended June 30, 2015.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

10.	Guaranty Federal Bancshares, Inc. 2015 Equity Plan (1)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*

Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed 5/28/2015 (SEC File No. 0-23325) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 7, 2015
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 7, 2015
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)