Form 10-Q
period 2015-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2015-11-10
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2015
Common Stock, Par Value $0.10 per share	4,345,064 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS	9/30/15	12/31/14
Cash	$4,074,077	$3,604,316
Interest-bearing deposits in other financial institutions	5,344,387	8,889,574
Cash and cash equivalents	9,418,464	12,493,890
Available-for-sale securities	92,300,108	86,467,985
Held-to-maturity securities	47,112	60,993
Stock in Federal Home Loan Bank, at cost	3,013,500	3,156,900
Mortgage loans held for sale	323,531	1,214,632
Loans receivable, net of allowance for loan losses of September 30, 2015 - $6,821,114 - December 31, 2014 - $6,588,597	502,530,330	486,586,636
Accrued interest receivable:
Loans	1,368,280	1,704,374
Investments and interest-bearing deposits	302,143	325,684
Prepaid expenses and other assets	3,825,611	4,530,191
Foreclosed assets held for sale	2,694,258	3,165,447
Premises and equipment, net	10,641,969	10,602,763
Bank owned life insurance	14,689,183	14,417,220
Income taxes receivable	324,080	320,416
Deferred income taxes	3,269,611	3,412,513
	$644,748,180	$628,459,644

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$505,162,619	$479,818,282
Federal Home Loan Bank and Federal Reserve Bank advances	56,500,000	60,350,000
Securities sold under agreements to repurchase	-	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	490,101	143,984
Accrued expenses and other liabilities	1,171,507	963,386
Accrued interest payable	195,195	242,145
	578,984,422	566,982,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares;	-	-
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2015 and December 31, 2014 - 6,851,003 and 6,823,203 shares, respectively	685,100	682,320
Additional paid-in capital	50,348,015	50,366,546
Retained earnings, substantially restricted	52,178,852	48,549,691
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes	(175,093)	(448,421)
	103,036,874	99,150,136
Treasury stock, at cost; September 30, 2015 and December 31, 2014 - 2,466,068 and 2,492,552 shares, respectively	(37,273,116)	(37,673,289)
	65,763,758	61,476,847
	$644,748,180	$628,459,644

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
		Retrospectively Adjusted - Note 7		Retrospectively Adjusted - Note 7
Interest Income
Loans	$5,846,935	$5,736,813	$17,740,376	$17,180,526
Investment securities	350,679	383,947	1,055,210	1,256,831
Other	31,477	26,299	107,652	107,349
	6,229,091	6,147,059	18,903,238	18,544,706
Interest Expense
Deposits	612,091	583,736	1,832,281	1,753,229
Federal Home Loan Bank and Federal Reserve Bank advances	298,952	302,271	895,137	896,598
Subordinated debentures	135,329	133,456	402,187	399,654
Other	289	66,700	121,122	197,925
	1,046,661	1,086,163	3,250,727	3,247,406
Net Interest Income	5,182,430	5,060,896	15,652,511	15,297,300
Provision for Loan Losses	200,000	450,000	350,000	975,000
Net Interest Income After Provision for Loan Losses	4,982,430	4,610,896	15,302,511	14,322,300
Noninterest Income
Service charges	317,385	315,066	914,019	946,485
Gain (loss) on sale of investment securities	(4,152)	(1,554)	151,161	9,137
Gain on sale of mortgage loans held for sale	473,541	249,967	1,217,316	686,212
Gain on sale of Small Business Administration loans	378	-	344,817	-
Net loss on foreclosed assets	(21,151)	(32,782)	(38,913)	(109,747)
Other income	397,548	336,688	1,088,611	1,015,486
	1,163,549	867,385	3,677,011	2,547,573
Noninterest Expense
Salaries and employee benefits	2,483,512	2,218,655	7,424,824	6,755,386
Occupancy	474,885	421,626	1,411,472	1,268,301
FDIC deposit insurance premiums	105,878	84,031	326,216	340,994
Prepayment penalty on repurchase agreements	-	-	463,992	-
Data processing	198,291	180,021	592,114	506,293
Advertising	131,250	106,251	393,750	318,753
Other expense	711,777	619,116	2,174,680	2,224,820
	4,105,593	3,629,700	12,787,048	11,414,547
Income Before Income Taxes	2,040,386	1,848,581	6,192,474	5,455,326
Provision for Income Taxes	621,751	488,098	1,906,346	1,454,734
Net Income	1,418,635	1,360,483	4,286,128	4,000,592
Preferred Stock Dividends and Discount Accretion	-	-	-	357,210
Net Income Available to Common Shareholders	$1,418,635	$1,360,483	$4,286,128	$3,643,382

Basic Income Per Common Share	$0.33	$0.32	$0.99	$0.93
Diluted Income Per Common Share	$0.32	$0.31	$0.98	$0.92

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
NET INCOME	$1,418,635	$1,360,483	$4,286,128	$4,000,592
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	828,626	(107,064)	585,013	2,426,566
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	4,152	1,554	(151,161)	(9,137)
Total other items in comprehensive income (loss)	832,778	(105,510)	433,852	2,417,429
Income tax expense (benefit) related to other items of comprehensive income	308,128	(39,039)	160,524	894,449
Other comprehensive income (loss)	524,650	(66,471)	273,328	1,522,980
TOTAL COMPREHENSIVE INCOME	$1,943,285	$1,294,012	$4,559,456	$5,523,572

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2015	$682,320	$50,366,546	$(37,673,289)	$48,549,691	$(448,421)	$61,476,847
Net income	-	-	-	4,286,128	-	4,286,128
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	-	-	-	-	273,328	273,328
Dividends on common stock ($0.15 per share)	-	-	-	(656,967)	-	(656,967)
Stock award plans	-	(160,625)	400,173	-	-	239,548
Stock options exercised	2,780	142,094	-	-	-	144,874
Balance, September 30, 2015	$685,100	$50,348,015	$(37,273,116)	$52,178,852	$(175,093)	$65,763,758

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	9/30/2015	9/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,286,128	$4,000,592
Items not requiring (providing) cash:
Deferred income taxes	(17,622)	797,859
Depreciation	678,648	565,966
Provision for loan losses	350,000	975,000
Gain on sale of Small Business Administration loans	(344,817)	-
Gain on sale of mortgage loans held for sale and investment securities	(1,368,477)	(695,349)
(Gain) loss on foreclosed assets held for sale	(8,905)	42,706
Amortization of deferred income, premiums and discounts	558,319	566,323
Stock award plan expense	239,548	223,520
Origination of loans held for sale	(41,881,391)	(23,205,947)
Proceeds from sale of loans held for sale	43,989,808	24,446,459
Increase in cash surrender value of bank owned life insurance	(271,963)	(280,478)
Changes in:
Accrued interest receivable	359,635	183,636
Prepaid expenses and other assets	704,580	748,462
Accounts payable and accrued expenses	158,457	55,407
Income taxes receivable	(3,664)	(405,120)
Net cash provided by operating activities	7,428,284	8,019,036
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(16,136,499)	(3,338,525)
Principal payments on held-to-maturity securities	13,882	13,809
Principal payments on available-for-sale securities	8,185,628	7,148,661
Proceeds from calls/maturities of available-for-sale securities	-	3,151,000
Purchase of premises and equipment	(717,854)	(347,688)
Purchase of available-for-sale securities	(38,568,960)	(28,700,444)
Proceeds from sale of available-for-sale securities	24,636,698	21,258,655
Purchase of Federal Home Loan Bank stock	143,400	(223,800)
Proceeds from sale of foreclosed assets held for sale	608,920	415,741
Net cash used in investing activities	(21,834,785)	(622,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(654,253)	(215,329)
Net increase (decrease) in demand deposits, NOW and savings accounts	29,545,375	(11,905,037)
Net decrease in certificates of deposit	(4,201,038)	(4,163,231)
Net decrease of securities sold under agreements to repurchase	(10,000,000)	-
Proceeds from FHLB advances	-	6,800,000
Repayments of FHLB advances	(3,850,000)	(3,000,000)
Stock options exercised	144,874	210,870
Redemption of preferred stock	-	(12,000,000)
Proceeds from issuance of common stock	-	15,814,312
Advances from borrowers for taxes and insurance	346,117	294,382
Cash dividends paid on preferred stock	-	(413,000)
Net cash provided by (used in) financing activities	11,331,075	(8,577,033)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,075,426)	(1,180,588)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,493,890	12,303,200
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,418,464	$11,122,612

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2015
Equity Securities	$102,212	$12,346	$(14,864)	$99,694
Debt Securities:
U. S. government agencies	8,533,347	30	(41,180)	8,492,198
Municipals	23,555,831	175,458	(84,219)	23,647,070
Corporates	3,960,972	6,867	(53,089)	3,914,750
Government sponsored mortgage-backed securities and SBA loan pools	56,425,672	205,073	(484,348)	56,146,396
	$92,578,034	$399,774	$(677,700)	$92,300,108

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
	$87,179,764	$437,845	$(1,149,624)	$86,467,985

Maturities of available-for-sale debt securities as of September 30, 2015:

	Amortized Cost	Approximate Fair Value
< 1 year	$285,000	$285,408
1-5 years	$4,727,145	$4,728,528
6-10 years	15,591,686	15,610,114
After 10 years	15,446,319	15,429,968
Government sponsored mortgage-backed securities not due on a single maturity date	56,425,672	56,146,396
	$92,475,822	$92,200,414

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$47,112	$1,136	$-	$48,247

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$60,993	$1,626	$-	$62,619

Maturities of held-to-maturity securities as of September 30, 2015:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$47,112	$48,247

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $50,440,506 and $53,355,716 as of September 30, 2015 and December 31, 2014, respectively. The approximate fair value of pledged securities amounted to $50,372,066 and $52,907,065 as of September 30, 2015 and December 31, 2014, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $165,799 and $175,941 and gross losses of $14,638 and $166,804 as of September 30, 2015 and September 30, 2014, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $55,930 and $3,381 as of September 30, 2015 and September 30, 2014, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014, was $49,973,248 and $60,733,191, respectively, which is approximately 54% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$33,063	$(14,864)	$33,063	$(14,864)
U. S. government agencies	2,965,790	(17,557)	4,026,378	(23,623)	6,992,168	(41,180)
Municipals	5,197,814	(61,727)	710,495	(22,492)	5,908,309	(84,219)
Corporates	3,029,750	(53,089)	-	-	3,029,750	(53,089)
Government sponsored mortgage-backed securities and SBA loan pools	17,085,254	(117,458)	16,924,705	(366,890)	34,009,959	(484,348)
	$28,278,608	$(249,832)	$21,694,640	$(427,868)	$49,973,248	$(677,700)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,618	$(13,310)	$34,618	$(13,310)
U. S. government agencies	-	-	10,256,773	(271,282)	10,256,773	(271,282)
Municipals	2,677,626	(7,692)	5,859,560	(62,481)	8,537,186	(70,173)
Government sponsored mortgage-backed securities and SBA loan pools	12,703,301	(70,049)	29,201,313	(724,810)	41,904,614	(794,859)
	$15,380,927	$(77,741)	$45,352,264	$(1,071,883)	$60,733,191	$(1,149,624)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2015 and December 31, 2014 include:

	September 30,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$95,258,088	$97,900,814
Multi-family	39,929,250	33,785,959
Real estate - construction	40,381,309	36,784,584
Real estate - commercial	224,236,614	215,605,054
Commercial loans	87,314,328	92,114,216
Consumer and other loans	22,552,483	17,246,437
Total loans	509,672,072	493,437,064
Less:
Allowance for loan losses	(6,821,114)	(6,588,597)
Deferred loan fees/costs, net	(320,628)	(261,831)
Net loans	$502,530,330	$486,586,636

Classes of loans by aging at September 30, 2015 and December 31, 2014 were as follows:

As of September 30, 2015

	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	1,363	98	324	$1,785	$93,473	95,258	$-
Multi-family	-	-	-	-	39,929	39,929	-
Real estate - construction	6,889	-	-	6,889	33,492	40,381	-
Real estate - commercial	1,241	-	-	1,241	222,996	224,237	-
Commercial loans	797	-	685	1,482	85,832	87,314	-
Consumer and other loans	23	-	-	23	22,530	22,553	-
Total	$10,313	$98	$1,009	$11,420	$498,252	$509,672	$-

As of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$113	$428	$279	$820	$97,081	$97,901	$-
Multi-family	-	-	-	-	33,786	33,786	-
Real estate - construction	-	-	-	-	36,785	36,785	-
Real estate - commercial	-	-	-	-	215,605	215,605	-
Commercial loans	-	-	227	227	91,887	92,114	-
Consumer and other loans	23	35	-	58	17,188	17,246	-
Total	$136	$463	$506	$1,105	$492,332	$493,437	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$2,307,794	$911,240
Multi-family	-	-
Real estate - construction	9,572,835	2,892,772
Real estate - commercial	161,491	459,823
Commercial loans	1,611,981	1,026,772
Consumer and other loans	13,235	-
Total	$13,667,336	$5,290,607

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651
Provision charged to expense	921	(363)	(25)	10	(410)	(4)	71	$200
Losses charged off	-	-	(1)	-	-	(46)	-	$(47)
Recoveries	1	-	4	-	1	11	-	$17
Balance, end of period	$2,268	$1,582	$783	$161	$1,484	$193	$350	$6,821

Nine months ended September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	929	(410)	(32)	34	(474)	54	249	$350
Losses charged off	-	-	(99)	-	-	(80)	-	$(179)
Recoveries	9	-	14	-	4	34	-	$61
Balance, end of period	$2,268	$1,582	$783	$161	$1,484	$193	$350	$6,821

Three months ended September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,879	$2,284	$1,014	$146	$1,244	$221	$-	$6,788
Provision charged to expense	(244)	(418)	(84)	(30)	1,135	(4)	95	$450
Losses charged off	-	-	(27)	-	(792)	(16)	-	$(835)
Recoveries	1	99	3	-	22	10	-	$135
Balance, end of period	$1,636	$1,965	$906	$116	$1,609	$211	$95	$6,538

Nine months ended September 30, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(548)	(184)	30	(93)	2,049	(15)	(264)	$975
Losses charged off	(207)	(9)	(127)	-	(2,014)	(84)	-	$(2,441)
Recoveries	4	99	6	-	55	38	-	$202
Balance, end of period	$1,636	$1,965	$906	$116	$1,609	$211	$95	$6,538

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,686	$-	$-	$-	$312	$15	$-	$2,013
Ending balance: collectively evaluated for impairment	$582	$1,582	$783	$161	$1,172	$178	$350	$4,808

Loans:
Ending balance: individually evaluated for impairment	$9,573	$161	$2,308	$-	$1,612	$2,253	$-	$15,907
Ending balance: collectively evaluated for impairment	$30,808	$224,076	$92,950	$39,929	$85,702	$20,300	$-	$493,765

December 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$376	$158	$36	$-	$203	$12	$-	$785
Ending balance: collectively evaluated for impairment	$954	$1,834	$864	$127	$1,751	$173	$101	$5,804

Loans:
Ending balance: individually evaluated for impairment	$2,893	$460	$847	$-	$1,027	$801	$-	$6,028
Ending balance: collectively evaluated for impairment	$33,892	$215,145	$97,054	$33,786	$91,087	$16,445	$-	$487,409

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

The following table summarizes the recorded investment in impaired loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,308	$2,308	$-	$632	$632	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	4,437	4,437	-	74	74	-
Real estate - commercial	161	161	-	-	-	-
Commercial loans	993	993	-	341	341	-
Consumer and other loans	2,253	2,253	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$-	$-	-	$279	$279	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	5,136	6,391	1,686	2,819	4,074	376
Real estate - commercial	-	-	-	460	460	158
Commercial loans	611	914	312	685	988	203
Consumer and other loans	-	-	15	91	91	12
Total
Real estate - residential mortgage:
One to four family units	$2,308	$2,308	$-	$911	$911	$36
Multi-family	-	-	-	-	-	-
Real estate - construction	9,573	10,828	1,686	2,893	4,148	376
Real estate - commercial	161	161	-	460	460	158
Commercial loans	1,604	1,907	312	1,026	1,329	203
Consumer and other loans	2,253	2,253	15	91	91	12
Total	$15,899	$17,457	$2,013	$5,381	$6,939	$785

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2015		September 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	1,340	1	$627	$-
Multi-family	-	-	138	-
Real estate - construction	1,528	-	74	-
Real estate - commercial	54	-	-	-
Commercial loans	640	-	949	98
Consumer and other loans	1,179	1	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	-	-	$340	$-
Multi-family	-	-	-	-
Real estate - construction	3,452	-	3,307	-
Real estate - commercial	-	-	478	-
Commercial loans	612	-	447	-
Consumer and other loans	-	-	79	-
Total
Real estate - residential mortgage:
One to four family units	$1,340	$1	$967	$-
Multi-family	-	-	138	-
Real estate - construction	4,980	-	3,381	-
Real estate - commercial	54	-	478	-
Commercial loans	1,252	-	1,396	98
Consumer and other loans	1,179	1	79	-
Total	$8,805	$2	$6,439	$98

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$932	2	$710	$1
Multi-family	-	-	46	-
Real estate - construction	559	-	88	-
Real estate - commercial	18	-	272	-
Commercial loans	434	-	2,375	196
Consumer and other loans	402	1	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$304	-	$333	$-
Multi-family	-	-	-	-
Real estate - construction	2,937	-	3,691	-
Real estate - commercial	-	-	434	-
Commercial loans	618	-	1,414	-
Consumer and other loans	92	-	277	-
Total
Real estate - residential mortgage:
One to four family units	$1,236	$2	$1,043	$1
Multi-family	-	-	46	-
Real estate - construction	3,496	-	3,779	-
Real estate - commercial	18	-	706	-
Commercial loans	1,052	-	3,789	196
Consumer and other loans	494	1	277	-
Total	$6,296	$3	$9,640	$197

At September 30, 2015, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarized, by class, loans that were newly classified as TDRs for the three months ended September 30, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	2	283,824	283,824
Consumer and other loans	-	-	-
Total	2	$283,824	$283,824

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended September 30, 2015:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	283,824	-	283,824
Consumer and other loans	-	-	-	-
Total	$-	$283,824	$-	$283,824

The following table presents the carrying balance of TDRs as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$216,663	$505,047
Multi-family	-	-
Real estate - construction	2,683,792	2,892,772
Real estate - commercial	-	459,823
Commercial loans	997,228	799,572
Consumer and other loans	-	-
Total	$3,897,683	$4,657,214

The Bank has allocated $765,284 and $773,652 of specific reserves to customers whose loan terms have been modified in TDR as of September 30, 2015 and December 31, 2014, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2015 and 2014. There were two commercial TDRs totaling $1,768,081 and one one-to-four family TDR totaling $282,369 for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2015 and December 31, 2014:

September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$30,808	$213,542	$87,735	$39,352	$78,344	$20,180	$469,961
Special Mention	-	4,778	3,907	577	3,503	-	12,765
Substandard	9,573	5,917	3,616	-	4,864	2,373	26,343
Doubtful	-	-	-	-	603	-	603
Total	$40,381	$224,237	$95,258	$39,929	$87,314	$22,553	$509,672

December 31, 2014	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,370	$207,311	$94,129	$33,786	$78,197	$17,015	$457,808
Special Mention	6,522	5,076	2,501	-	10,273	-	24,372
Substandard	2,893	2,758	1,271	-	3,644	231	10,797
Doubtful	-	460	-	-	-	-	460
Total	$36,785	$215,605	$97,901	$33,786	$92,114	$17,246	$493,437

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

The table below summarizes transactions under the Company’s equity plans for the nine months ended September 30, 2015:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2015	140,300	82,500	$18.23
Granted	-	-	-
Exercised	(2,800)	(25,000)	5.21
Forfeited	(28,000)	-	24.14
Balance outstanding as of September 30, 2015	109,500	57,500	19.41
Options exercisable as of September 30, 2015	109,500	57,500	19.41

Restricted Stock

	Number of shares	Weighted Average Grant-Date Price

Balance of shares non-vested as of January 1, 2015	30,503	$10.26
Granted	28,451	14.78
Vested	(15,083)	11.64
Forfeited	(894)	12.26
Balance of shares non-vested as of September 30, 2015	42,977	12.73

The total intrinsic value of stock options exercised for the nine months ended September 30, 2015 was $264,136. The total intrinsic value of outstanding stock options was $605,275 at September 30, 2015. The total intrinsic value of outstanding exercisable stock options was $605,275 at September 30, 2015. The total fair value of share awards vested was $137,898 during the nine months ended September 30, 2015.

In February 2015 and 2014, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full on the date of the grants. The amount expensed was $122,476 and $122,538 for 2015 and 2014, respectively, which represents 8,281 shares of common stock at a market price of $14.79 at the date of grant in 2015 and 11,242 shares of common stock at a market price of $10.90 at the date of grant in 2014. In June 2015, the Company granted 966 shares of restricted stock to directors that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed for the nine months ended September 30, 2015 was $1,435.

For the nine months ended September 30, 2015 and 2014, the Company granted 19,204 and 23,320 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants during the nine months ended September 30, 2015 and 2014 was $128,964 and $76,360, respectively.

Stock-based compensation expense, consisting of stock options and restricted stock awards, recognized for the three months ended September 30, 2015 and 2014 was $42,289 and $33,032, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2015 and 2014 was $251,020 and $223,520 respectively. As of September 30, 2015, there was $349,564 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended September 30, 2015			For nine months ended September 30, 2015
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,418,635	4,338,803	$0.33	$4,286,128	4,329,526	$0.99
Effect of Dilutive Securities		55,216			56,340
Diluted Income Per Common Share	$1,418,635	4,394,019	$0.32	$4,286,128	4,385,866	$0.98

	For three months ended September 30, 2014			For nine months ended September 30, 2014
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,360,483	4,278,733	$0.32	$3,643,382	3,907,490	$0.93
Effect of Dilutive Securities		66,301			70,814
Diluted Income Per Common Share	$1,360,483	4,345,034	$0.31	$3,643,382	3,978,304	$0.92

Stock options to purchase 98,500 of common stock were outstanding during the three and nine months ended September 30, 2015 and stock options to purchase 131,500 shares of common stock were outstanding during the three and nine months ended September 30, 2014 but were not included in the computation of diluted income per common share because their exercise prices were greater than the average market price of the common shares.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

September 30, 2015

Financial assets:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$100	$-	$-	$100
Debt securities:
U.S. government agencies	-	8,492	-	8,492
Municipals	-	23,647	-	23,647
Corporate Bonds	-	3,915	-	3,915
Government sponsored mortgage-backed securities and SBA loan pools	-	56,146	-	56,146
Available-for-sale securities	$100	$92,200	$-	$92,300

December 31, 2014

Financial assets:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	10,257	-	10,257
Municipals	-	15,590	-	15,590
Government sponsored mortgage-backed securities and SBA loan pools	-	60,516	-	60,516
Available-for-sale securities	$105	$86,363	$-	$86,468

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Impaired loans:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2015	$-	$-	$11,670	$11,670

December 31, 2014	$-	$-	$4,076	$4,076

Foreclosed assets held for sale:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2015	$-	$-	$190	$190

December 31, 2014	$-	$-	$354	$354

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2015 or 2014. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$3,747	Market Comparable	Discount to reflect realizable value	0%	-	17%	(13%)
Impaired loans	$7,923	Discounted cash flow	Discount rate	0%	-	51%	(16%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,418,464	$9,418,464	1
Held-to-maturity securities	47,112	48,247	2
Federal Home Loan Bank stock	3,013,500	3,013,500	2
Mortgage loans held for sale	323,531	323,531	2
Loans, net	502,530,330	502,004,897	3
Interest receivable	1,670,423	1,670,423	2
Financial liabilities:
Deposits	505,162,619	502,734,534	2
Federal Home Loan Bank and Federal Reserve Bank advances	56,500,000	58,057,417	2
Securities sold under agreements to repurchase	-	-	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	195,195	195,195	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2014
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$12,493,890	$12,493,890	1
Held-to-maturity securities	60,993	62,619	2
Federal Home Loan Bank stock	3,156,900	3,156,900	2
Mortgage loans held for sale	1,214,632	1,214,632	2
Loans, net	486,586,636	487,244,753	3
Interest receivable	2,030,058	2,030,058	2
Financial liabilities:
Deposits	479,818,282	476,519,750	2
Federal Home Loan Bank and Federal Reserve Bank advances	60,350,000	61,615,252	2
Securities sold under agreements to repurchase	10,000,000	10,371,866	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	242,145	242,145	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Financial Condition

The Company’s total assets increased $16,288,536 (3%) from $628,459,644 as of December 31, 2014, to $644,748,180 as of September 30, 2015.

Cash and cash equivalents decreased $3,075,426 (25%) from $12,493,890 as of December 31, 2014, to $9,418,464 as of September 30, 2015. This was primarily due to the increase of $25,344,337 in deposits offset by an increase in net loans receivable of $15,943,694 and paydowns of FHLB and Federal Reserve advances and the prepayment of a repurchase agreement in the total amount of $13,850,000.

Available-for-sale securities increased $5,832,123 (7%) from $86,467,985 as of December 31, 2014, to $92,300,108 as of September 30, 2015. The Company had purchases of $38,568,960 offset by sales, maturities and principal payments received of $32,822,326. The Company’s unrealized losses improved to $277,926 at September 30, 2015 compared to $711,779 at December 31, 2014. The Company has utilized excess cash and purchased investment securities due to the highly competitive environment for new loans.

Net loans receivable increased by $15,943,694 (3%) from $486,586,636 as of December 31, 2014, to $502,530,330 as of September 30, 2015. During the nine month period, commercial real estate loans increased $8,631,560 (4%) and was primarily due to two larger credits classified as construction being completed and transferred to the commercial real estate category along with two larger new commercial real estate loans. Construction loans increased $3,596,725 (10%) and was primarily due to an increase in new construction loan demand combined with draws on existing loans. Permanent multi-family loans increased $6,143,291 (18%) primarily due to two larger new credits and two credits increasing existing balances. Loans secured by owner occupied one-to-four unit residential real estate decreased $2,642,725 (3%) due to various expected payoffs and principal reductions. Also, commercial loans decreased $4,811,848 (5%) and installment loans increased $5,318,005 (32%) primarily due to two larger credits previously classified as commercial being transferred to installment due to collateral changing. Despite gross loan balances being above year-end 2014, they declined $3.2 million for the third quarter. The decline for the third quarter was primarily due to unanticipated loan payoffs combined with a highly competitive environment for new loans that has made it difficult to maintain loan balances. The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

Allowance for loan losses increased $232,517 (4%) from $6,588,597 as of December 31, 2014 to $6,821,114 as of September 30, 2015. In addition to the provision for loan losses of $350,000 recorded by the Company for the nine months ended September 30, 2015, loan charge-offs of specific loans (classified as nonperforming at December 31, 2014) exceeded recoveries by $117,483. The increase in the allowance is primarily due to the increase in loan balances and one larger loan relationship being moved to nonperforming. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2015 and December 31, 2014 was 1.34% and 1.34%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2015 and December 31, 2014 was 49.9% and 124.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $25,344,337 (5%) from $479,818,282 as of December 31, 2014, to $505,162,619 as of September 30, 2015. For the nine months ended September 30, 2015, checking and savings accounts increased by $29,545,375 and certificates of deposit decreased by $4,201,038. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank and Federal Reserve Bank advances decreased $3,850,000 (6%) from $60,350,000 as of December 31, 2014, to $56,500,000 as of September 30, 2015 due to principal reductions.

Securities sold under agreements to repurchase decreased $10,000,000 (100%) as of September 30, 2015. The Company executed a structured transaction during the second quarter selling approximately $4,000,000 of Small Business Administration (“SBA”) guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction has improved the Company’s cost of funds as well as enhanced other liquidity and capital performance measurements.

Stockholders’ equity (including unrealized loss on available-for-sale securities, net of tax) increased $4,286,911 (7%) from $61,476,847 as of December 31, 2014, to $65,763,758 as of September 30, 2015. The Company’s net income during this period was $4,286,128. On a per common share basis, stockholders’ equity increased from $14.30 as of December 31, 2014 to $15.15 as of September 30, 2015.

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

	Three months ended 9/30/2015			Three months ended 9/30/2014
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$503,598	$5,847	4.61%	$463,922	$5,737	4.91%
Investment securities	87,451	350	1.59%	100,489	384	1.52%
Other assets	18,580	32	0.68%	17,294	26	0.60%
Total interest-earning	609,629	6,229	4.05%	581,705	6,147	4.19%
Noninterest-earning	36,098			36,635
	$645,727			$618,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,983	13	0.21%	$24,803	13	0.20%
Transaction accounts	320,759	319	0.39%	251,076	227	0.36%
Certificates of deposit	119,380	281	0.93%	161,625	345	0.85%
FHLB advances	52,235	299	2.27%	52,835	302	2.27%
Securities sold under agreements to repurchase	-	-	0.00%	10,000	67	2.65%
Subordinated debentures	15,465	135	3.46%	15,465	133	3.42%
Total interest-bearing	532,822	1,047	0.78%	515,804	1,087	0.84%
Noninterest-bearing	47,434			43,357
Total liabilities	580,256			559,161
Stockholders’ equity	65,471			59,179
	$645,727			$618,340
Net earning balance	$76,807			$65,902
Earning yield less costing rate			3.27%			3.36%
Net interest income, and net yield spread on interest earning assets		$5,182	3.37%		$5,061	3.45%
Ratio of interest-earning assets to interest-bearing liabilities		114%			113%

	Nine months ended 9/30/2015			Nine months ended 9/30/2014
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$503,267	$17,740	4.71%	$459,639	$17,181	5.00%
Investment securities	88,099	1,055	1.60%	102,295	1,257	1.64%
Other assets	24,238	108	0.60%	26,671	107	0.54%
Total interest-earning	615,604	18,903	4.11%	588,605	18,545	4.21%
Noninterest-earning	36,876			36,604
	$652,480			$625,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$24,625	37	0.20%	$24,494	37	0.20%
Transaction accounts	322,975	969	0.40%	255,790	679	0.36%
Certificates of deposit	120,791	827	0.92%	166,178	1,037	0.83%
FHLB advances	53,967	895	2.22%	52,630	897	2.28%
Securities sold under agreements to repurchase	6,117	121	2.64%	10,000	198	2.65%
Subordinated debentures	15,465	402	3.48%	15,465	400	3.46%
Total interest-bearing	543,940	3,251	0.80%	524,557	3,248	0.83%
Noninterest-bearing	44,229			41,316
Total liabilities	588,169			565,873
Stockholders’ equity	64,311			59,336
	$652,480			$625,209
Net earning balance	$71,664			$64,048
Earning yield less costing rate			3.31%			3.38%
Net interest income, and net yield spread on interest earning assets		$15,652	3.40%		$15,297	3.47%
Ratio of interest-earning assets to interest-bearing liabilities		113%			112%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2015 and 2014

Net income for the three and nine months ended September 30, 2015 was $1,418,635 and $4,286,128, respectively, compared to $1,360,483 and $4,000,592 for the three and nine months ended September 30, 2014, respectively, which represents an increase in net income of $58,152 (4%) for the three month period, and an increase in net income of $285,536 (7%) for the nine month period.

Interest Income

Total interest income for the three and nine months ended September 30, 2015 increased $82,032 (1%) and $358,532 (2%), respectively, as compared to the three and nine months ended September 30, 2014. For the three and nine month periods ended September 30, 2015 compared to the same periods in 2014, the average yield on interest earning assets decreased 14 basis points to 4.05% and 10 basis points to 4.11%, respectively, while the average balance of interest earning assets increased $28,224,000 for the three month period and increased $26,999,000 for the nine month period. Despite gross loan balances being above year-end 2014 by $15.9 million (3%), they declined $3.2 million for the third quarter. Unanticipated loan payoffs combined with a highly competitive rate environment for new credit have made it difficult to maintain loan balances and loan yield. A significant portion of the cash balances at June 30, 2015 were invested in lower yielding investment securities. These factors have had a negative impact on interest income and net interest margin. Also negatively impacting interest income and loan yield for the quarter was the reversal of interest income accrued in the amount of $211,000 related to one loan relationship that was placed on non-accrual (see further discussion below).

Interest Expense

Total interest expense for the three and nine months ended September 30, 2015 decreased $39,502 (4%) and increased $3,321 (less than 1%), respectively, when compared to the three and nine months ended September 30, 2014. For the three and nine month periods ended September 30, 2015 compared to the same periods in 2014, the average cost of interest bearing liabilities decreased 6 basis points to 0.78% and 3 basis points to 0.80% respectively, while the average balance of interest bearing liabilities decreased $17,018,000 for the three month period and $19,383,000 for the nine month period when compared to the same periods in 2014. The Company has made significant efforts over the last several years to grow lower cost core deposit relationships. The Company has been successful in these efforts and allowed for reductions in wholesale funding reducing the Company’s cost of funds. During the last few quarters, however, opportunities to reduce the cost of funds have been limited. Going forward, the Company intends to utilize a cost effective mix of retail deposits and non-core, wholesale funding to fund its organic asset growth.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2015 increased $121,534 (2%) and $355,211 (2%), respectively, when compared to the same periods in 2014. For the three and nine month periods ended September 30, 2015, the average balance of net interest earning assets over liabilities increased by approximately $11,205,000 and $7,616,000, respectively, when compared to the same periods in 2014. For the three and nine month periods ended September 30, 2015, the net interest margin decreased 8 basis points to 3.37% and 7 basis points to 3.40%, respectively, when compared to the same periods in 2014.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $200,000 and $350,000 for the three months and nine months ended September 30, 2015, respectively, compared to $450,000 and $975,000 for the same periods in 2014.

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

Noninterest Income

Noninterest income increased $296,164 (34%) and $1,129,438 (44%) for the three months and nine months ended September 30, 2015, respectively, when compared to the three months and nine months ended September 30, 2014. The increase is attributable to a few factors.

First, during the second quarter of 2015, the Company executed a structured transaction selling approximately $4,000,000 of SBA guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction has improved the Company’s cost of funds as well as enhanced other liquidity and capital performance measurements.

Secondly, gains on sale of mortgage loans held for sale increased $223,574 (89%) and $531,104 (77%) for the three months and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. Fixed-rate mortgage volume of $43,200,000 for the nine months ended September 30, 2015 was an increase of 51% compared to $28,600,000 in the nine months ended September 30, 2014. This increase is primarily due to a stronger real estate market and the Company’s increased activity in Federal Housing Administration lending compared to the prior year.

Noninterest Expense

Noninterest expense increased $475,893 (13%) and $1,372,501 (12%) for the three months and nine months ended September 30, 2015 when compared to the same periods in 2014. The increase is attributable to a few factors.

First, the Company paid $463,992 prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above).

Secondly, salaries and employee benefits increased $264,857 (12%) and $669,438 (10%) for the three months and nine months ended September 30, 2015 when compared to the same periods in 2014. This was primarily due to the addition of several key officers during the last several quarters. The Company continues to strengthen its depth in the areas of technology, marketing, commercial and retail production in order to position itself for future growth and expansion. Also impacting compensation were the mortgage commissions, which have increased due to the increases in the mortgage loan volume noted above.

Other expenses that experienced increases were occupancy expense which increased $53,259 (13%) and $143,171 (11%) for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014 primarily due to depreciation expense recognized on new equipment purchases in late fourth quarter 2014 and into 2015. Legal expense increased $45,000 in the third quarter of 2015 compared to the prior year quarter due to work performed in conjunction with troubled borrowers. Also, the Company has increased its marketing efforts in 2015 and advertising expense increased $24,999 (24%) and $74,997 (24%) for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.

Provision for Income Taxes

The provision for income taxes increased by $133,653 (27%) and $451,612 (31%) for the three months and nine months ended September 30, 2015 when compared to the same periods in 2014. Effective during the first quarter of 2015, the Company adopted FASB ASU No. 2014-01 (see Note 7: New Accounting Pronouncements for further discussion). As a result of the Company’s adoption of this ASU, the investment amortization expense of ($221,370) for three months and ($664,110) for nine months ended September 30, 2015, which was previously included in Other Non-interest Expense in the Condensed Consolidated Statements of Income, is now included in Provision for Income Taxes in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015. Investment amortization expense for the three and nine months ended September 30, 2014, $221,370 and $664,110, respectively, was also reclassified from Other Noninterest Expense to Provision for Income Taxes.

 Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2015 and December 31, 2014 was 49.9% and 124.5%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2015, were $26.9 million or 4.18% of total assets as compared to $11.3 million, or 1.79% of total assets at December 31, 2014. This increase is primarily due to one $8.9 million loan relationship secured by a large development in the Branson, Missouri area. This relationship has been closely monitored on the Company’s internal watch list since 2010. The development has struggled to generate necessary sales levels but has been supported through capital contributions from the individual partners in order to keep it performing as agreed. While unit sales have actually become stronger recently, the bank believes it is prudent to classify the credit as non-performing at this time. The principals continue to work with the Company to formulate a resolution. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank include nonperforming loans and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2015	12/31/2014	12/31/2013
Nonperforming loans	$13,667	$5,291	$15,848
Troubled debt restructurings	-	-	-
Real estate acquired in settlement of loans	2,694	3,165	3,822
Total nonperforming assets	$16,361	$8,456	$19,670

Total nonperforming assets as a percentage of total assets	2.54%	1.35%	3.17%
Allowance for loan losses	$6,821	$6,589	$7,802
Allowance for loan losses as a percentage of gross loans	1.34%	1.33%	1.65%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $9,418,464 as of September 30, 2015 and $12,493,890 as of December 31, 2014, representing a decrease of $3,075,426. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. This was primarily due to the increase of $5,832,123 in available-for-sale securities and paydowns of FHLB and Federal Reserve advances and repurchase agreement of $13,850,000.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2015, the Bank’s common equity Tier 1 ratio was 13.21%, the Bank’s Tier 1 leverage ratio was 11.93%, its Tier 1 risk-based capital ratio was 13.21% and the Bank’s total risk-based capital ratio was 14.38% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively.

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

As a part of its asset and liability management strategy and throughout the past several years, the Bank has continued to emphasize the origination of short-term commercial real estate, commercial business and consumer loans, while originating fixed-rate, one-to-four family residential loans primarily for immediate resale in the secondary market.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2015 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“bp”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$62,646	$(3,742)	-6%	9.98%	-0.28%
+100	63,575	(2,813)	-4%	9.99%	-0.27%
NC	66,388	-	-	10.26%	-
-100	66,860	472	1%	10.23%	-0.03%
-200	74,639	8,251	12%	11.29%	1.03%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan that authorizes the purchase of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan and there are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended September 30, 2015, but has 174,548 shares remaining that could be repurchased under the current plan.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share”of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part ofa registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, asamended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 10, 2015
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 10, 2015
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)