Form 10-K
period 2015-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2016-03-25
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 December 31, 2015

- or -

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to _____________________

Commission File Number:     0-23325

GUARANTY FEDERAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1341 West Battlefield, Springfield, Missouri	65807
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:    (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Exchange on which Registered

Common Stock, par value $.10 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No X_

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ___	Accelerated filer ___	Non-accelerated filer ___
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter) was $57.9 million. As of March 14, 2016 there were 4,431,470 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 25, 2016 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
PART I

1	Business	4

1A	Risk Factors	30

1B	Unresolved Staff Comments	39

2	Properties	39

3	Legal Proceedings	40

4	Mine Safety Disclosures	40
PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41

6	Selected Financial Data	43

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	44

7A	Quantitative and Qualitative Disclosures About Market Risk	55

8	Financial Statements and Supplementary Data	58

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100

9A	Controls and Procedures	100

9B	Other Information	101
PART III

10	Directors, Executive Officers and Corporate Governance	102

11	Executive Compensation	102

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102

13	Certain Relationships and Related Transactions, and Director Independence	103

14	Principal Accounting Fees and Services	103
PART IV

15	Exhibits and Financial Statement Schedules	103
Signatures

PART I

Item 1. Business

Guaranty Federal Bancshares, Inc.

Guaranty Federal Bancshares, Inc. (hereinafter referred to as “we,” “us,” “our,” or the “Company”) is a Delaware-chartered corporation that was formed in September 1997. The Company became a unitary savings and loan holding company for Guaranty Federal Savings Bank, a federal savings bank (the "Bank") on December 30, 1997, in connection with a plan of conversion and reorganization involving the Bank and its then existing mutual holding company. The mutual holding company structure had been created in April 1995 at which time more than a majority of the shares of the Bank were issued to the mutual holding company and the remaining shares were sold in a public offering. In connection with the conversion and reorganization on December 30, 1997, the shares of the Bank held by the mutual holding company were extinguished along with the mutual holding company, and the shares of the Bank held by the public were exchanged for shares of the Company. All of the shares of the Bank which remained outstanding after the conversion are owned by the Company.

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

At December 31, 2015, the Company’s consolidated assets were $652.8 million, net loans were $492.9 million, deposits were $517.4 million and total stockholders’ equity was $66.4 million. See Item 6 “Selected Consolidated Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

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

The Bank is regulated by the Missouri Division of Finance (“MDF”) and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). See discussion under section captioned “Supervision and Regulation” in this Item 1. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional Federal Home Loan Banks (“FHLB”).

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

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 79% of our loan portfolio by value as of December 31, 2015. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

Composition of Loan Portfolio

	As of December 31,
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$100,160	20%	$99,116	20%	$94,422	20%	$102,225	21%	$101,734	21%
Multi-family	41,604	8%	33,786	7%	46,188	10%	46,405	10%	43,166	9%
Construction	45,463	9%	36,785	7%	43,266	9%	48,917	10%	44,912	9%
Commercial real estate	208,824	42%	215,605	44%	179,079	38%	167,761	35%	194,856	39%
Total mortgage loans	396,051	79%	385,292	78%	362,955	77%	365,308	77%	384,668	78%
Commercial business loans	81,007	16%	92,114	19%	92,722	20%	95,227	20%	88,089	18%
Consumer loans	21,992	4%	17,246	3%	17,303	4%	16,717	4%	20,758	4%
Total commercial business and other loans	102,999	21%	109,360	22%	110,025	23%	111,944	23%	108,847	22%
Total loans	499,050	100%	494,652	100%	472,980	100%	477,252	100%	493,515	100%
Less:
Deferred loan fees/costs, net	333		262		175		136		238
Allowance for loan losses	5,812		6,589		7,802		8,740		10,613
Total Loans, net	$492,905		$487,801		$465,003		$468,376		$482,664

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2015. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$15,866	$45,598	$38,696	$100,160
Multi-family	1,172	32,315	8,117	41,604
Construction	32,128	8,415	4,920	45,463
Commercial real estate	36,222	95,853	76,749	208,824
Commercial loans	29,479	37,411	14,117	81,007
Consumer loans	8,071	8,037	5,884	21,992
Total loans (1)	$122,938	$227,629	$148,483	$499,050
Less:
Deferred loan fees/costs				333
Allowance for loan losses				5,812
Loans receivable net				$492,905

(1) Includes mortgage loans held for sale of $1,903

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2015 of all loans due after December 2016, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$51,967	$32,327	$84,294	38%
Multi-family	34,900	5,532	40,432	14%
Construction	7,966	5,370	13,336	40%
Commercial real estate	109,311	63,291	172,602	37%
Commercial loans	31,781	19,747	51,528	38%
Consumer loans	3,130	10,790	13,920	78%
Total loans (1)	$239,055	$137,057	$376,112	36%

(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2015, the Bank had commercial real estate loans totaling $208.8 million or 42% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $21.1 million as of December 31, 2015, as its maximum commercial real estate loan amount. Because of the small number of commercial real estate loans and the relationship of each borrower to the Bank, each such loan has differing terms and conditions applicable to the particular borrower.

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

As of December 31, 2015, the Bank’s commercial real estate loan portfolio included approximately $8.3 million, or 1.7% in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2015, the Bank had commercial business loans totaling $81.0 million or 16% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

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

As of December 31, 2015, $100.2 million or 20% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2015, $41.6 million or 8% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $21.1 million as of December 31, 2015, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2015, construction loans totaled $45.5 million or 9% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2015, the Bank has such loans totaling $22.0 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2015, the Bank has eight loans 90 days or more past due with a principal balance of $2,423,350 and ten loans between 30 and 89 days past due with an aggregate principal balance of $265,987. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$2,272	$911	$816	$2,281	$1,671
Multi-family	-	-	-	-	-
Construction	8,080	2,893	4,530	6,274	8,514
Commercial real estate	1,241	460	3,663	3,664	4,083
	11,593	4,264	9,009	12,219	14,268
Non-mortgage loans:
Commercial loans	2,149	1,027	6,776	2,793	2,377
Consumer and other loans	13	-	63	319	357
	2,162	1,027	6,839	3,112	2,734
Total non-accrual loans	13,755	5,291	15,848	15,331	17,002
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$13,755	$5,291	$15,848	$15,331	$17,002
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	2.79%	1.08%	3.41%	3.27%	3.52%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	2.11%	0.84%	2.56%	2.32%	2.62%

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

Non-Performing Assets	As of
	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$2,272	$911	$816	$2,281	$1,671
Multi-family	-	-	-	-	-
Construction	8,080	2,893	4,530	6,274	8,514
Commercial real estate	1,241	460	3,663	3,664	4,083
	11,593	4,264	9,009	12,219	14,268
Non-mortgage loans:
Commercial loans	2,149	1,027	6,776	2,793	2,377
Consumer and other loans	13	-	63	319	357
	2,162	1,027	6,839	3,112	2,734
Total non-accrual loans	13,755	5,291	15,848	15,331	17,002
Real estate and other assets acquired in settlement of loans	2,392	3,165	3,822	4,530	10,012
Total non-performing assets	$16,147	$8,456	$19,670	$19,861	$27,014

Total non-accrual loans as a percentage of net loans	2.79%	1.08%	3.41%	3.27%	3.52%
Total non-performing assets as a percentage of total assets	2.47%	1.35%	3.17%	3.01%	4.17%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$573	$337	$572	$484	$243

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2015.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	2	$3,319	33	$3,671	-	$-	35	$6,990
Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	7	8,080	-	-	7	8,080
Commercial real estate	5	3,657	17	6,937	-	-	22	10,594
Commercial	3	2,267	20	4,730	2	603	25	7,600
Consumer and Other	-	-	3	217	-	-	3	217
Total loans	10	9,243	80	23,635	2	603	92	33,481
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	7	2,392	-	-	7	2,392
Total foreclosed assets	-	-	7	2,392	-	-	7	2,392
Total	10	$9,243	87	$26,027	2	$603	99	$35,873

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

As of December 31, 2015, the Bank's total allowance for loan losses was $5.8 million or 1.17% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $777,000 from December 31, 2014. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2015, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Beginning balance	$6,589	$7,802	$8,740	$10,613	$13,083
Gross loan charge offs
Mortgage Loans:
One to four family	(99)	(127)	(139)	(265)	(966)
Multi-family	-	-	-	-	-
Construction	(1,233)	(411)	(879)	(1,335)	(2,381)
Commercial real estate	-	(9)	(277)	(985)	(2,744)
	(1,332)	(547)	(1,295)	(2,585)	(6,091)
Non-mortgage loans:
Commercial loans	-	(2,018)	(1,268)	(5,547)	(1,362)
Consumer and other loans	(119)	(150)	(164)	(73)	(322)
	(119)	(2,168)	(1,432)	(5,620)	(1,684)
Total charge offs	(1,451)	(2,715)	(2,727)	(8,205)	(7,775)
Recoveries
Mortgage Loans:
One to four family	20	9	23	25	45
Multi-family	-	-	-	-	-
Construction	10	5	50	28	77
Commercial real estate	-	99	-	94	221
	30	113	73	147	343
Non-mortgage loans:
Commercial loans	4	65	110	198	322
Consumer and other loans	40	49	56	37	1,290
	44	114	166	235	1,612
Total recoveries	74	227	239	382	1,955
Net loan charge-offs	(1,377)	(2,488)	(2,488)	(7,823)	(5,820)
Provision charged to expense	600	1,275	1,550	5,950	3,350
Ending balance	$5,812	$6,589	$7,802	$8,740	$10,613

Net charge-offs as a percentage of average loans, net	0.27%	0.53%	0.53%	1.68%	1.19%
Allowance for loan losses as a percentage of average loans, net	1.16%	1.41%	1.67%	1.88%	2.17%
Allowance for loan losses as a percentage of total non-performing loans	42%	125%	49%	57%	62%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$3,770	65%	$4,349	66%	$5,652	72%	$6,642	76%	$7,358	69%
Non-Mortgage Loans	2,042	35%	2,240	34%	2,150	28%	2,098	24%	3,255	31%
Total	$5,812	100%	$6,589	100%	$7,802	100%	$8,740	100%	$10,613	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2015, the Company has investment securities with an amortized cost of $98.4 million and an estimated fair value of $97.3 million. See Note 1 of the Notes to Consolidated Financial Statements for description of the accounting policy for investments. Based on the carrying value of these securities, $97.3 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2015, the Company sold $33.1 million in securities and recognized $187,090 of gains.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Corporates	3,965,719	-	(152,019)	3,813,700
Municipals	31,132,635	302,335	(85,808)	31,349,162
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	43,099	836	-	43,935
	$98,421,231	$327,016	$(1,411,825)	$97,336,422

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	60,993	1,626	-	62,619
	$87,240,757	$439,471	$(1,149,624)	$86,530,604

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2013
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,007	$(18,913)	$99,306
Debt Securities:
U. S. government agencies	33,198,865	-	(1,437,478)	31,761,387
Corporates	990,663	3,609	-	994,272
Municipals	14,133,821	18,827	(660,021)	13,492,627
Government sponsored mortgage-backed securities	53,245,297	265,038	(2,165,242)	51,345,093
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	79,162	1,927	-	81,089
	$101,750,020	$305,408	$(4,281,654)	$97,773,774

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2015.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	6,011,451	1.43%	4,987,190
Due in five to ten years	16,144,448	2.50%	16,134,279
Due after ten years	22,476,340	3.66%	22,438,177
Equity securities not due on a single maturity date	102,212	0.00%	99,517
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	54,686,780	2.74%	53,677,259
	$99,421,231	2.78%	$97,336,422

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
As of December 31, 2015
Equity Securities	$-	$-	$-	$-	$99,517	$99,517
Debt Securities:
U. S. government agencies	3,474,680	4,922,104	-	-	-	8,396,784
Corporates	-	-	3,813,700	-	-	3,813,700
Municipals	1,512,510	11,212,175	18,624,477	-	-	31,349,162
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	53,677,259	-	53,677,259
	$4,987,190	$16,134,279	$22,438,177	$53,677,259	$99,517	$97,336,422

15

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2015			2014			2013
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.31%	$137,473	27%	0.34%	$111,561	23%	0.35%	$86,601	18%
Savings	0.20%	25,865	5%	0.20%	23,619	5%	0.21%	23,726	5%
Money Market	0.42%	170,603	33%	0.43%	171,948	36%	0.47%	204,740	42%
Non-interest bearing demand	0.00%	67,897	13%	0.00%	51,708	11%	0.00%	48,678	10%
Total		401,838	78%		358,836	75%		363,745	75%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.54%	45,517	9%	0.55%	56,369	12%	0.58%	63,789	13%
12-23 months	0.82%	43,523	8%	0.81%	27,938	6%	0.87%	37,225	8%
24-35 months	1.02%	12,654	2%	1.10%	21,925	5%	1.26%	9,588	2%
36-47 months	1.35%	6,895	1%	1.28%	6,709	1%	1.44%	6,954	1%
48-59 months	1.44%	4,671	1%	1.41%	4,528	1%	1.38%	3,416	1%
60-71 months	1.47%	2,274	0%	1.50%	3,315	1%	1.42%	2,433	0%
72-95 months	1.34%	14	0%	1.43%	198	0%	1.44%	169	0%
Total		115,548	22%		120,982	25%		123,574	25%
Total Deposits		$517,386	100%		$479,818	100%		$487,319	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2015, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more). The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2015.

(Dollars in thousands)
As of December 31, 2015
Three months or less	$9,328
Over three through six months	3,304
Over six through twelve months	13,686
Over twelve months	37,124
Total	$63,442

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

	As of December 31,
	2015	2014	2013
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$-	$8,250	$-
One to two years	-	-	250
Two to three years	-	-	-
Three to four years	50,000	-	-
Four to five years	2,100	50,000	50,000
Over five years	-	2,100	2,100
Total	$52,100	$60,350	$52,350

Weighted average rate at end of period	2.25%	2.00%	2.26%

For the period:
Average outstanding balance	$52,592	$54,588	$56,144
Weighted average interest rate	2.24%	2.18%	2.28%

Maximum outstanding as of any month end	$56,500	$66,700	$67,950

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2015	2014	2013
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.48%	3.45%	3.47%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $30.6 million as of December 31, 2015. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2015 and 2014.

Securities Sold Under Agreements to Repurchase

In January 2008, the Company borrowed $30.0 million under three structured repurchase agreements. Interest was based on a fixed weighted average rate of 2.65% until maturity in January 2018. Beginning in February 2010, the counterparty, Barclay’s Capital, Inc., had the option to terminate the agreements on a quarterly basis until maturity.

Prior to the stated maturity date, the Company paid off one of these agreements in the amount $15.0 million in May 2013 and another agreement in the amount of $5.0 million in November 2011.

In June 2015, the Company executed a structured transaction in order to pay off the remaining $10.0 million, prior to its stated maturity date, incurring a prepayment penalty of $463,992.

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

The Company’s banking operation conducted through its principal subsidiary, the Bank, is the Company’s only reportable segment. Other information about the Company’s business segment is contained in the section captioned “Segment Information” in Note 1 to the Notes of the Consolidated Financial Statements in this report.

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Common Dividend Payout Ratio	18%	11%	0%

Return on Average Assets	0.88%	0.92%	0.82%

Return on Average Equity	8.81%	9.67%	10.34%

Stockholders' Equity to Assets	10.17%	9.78%	8.12%

EPS Diluted	$1.30	$1.33	$1.58
Dividends on Common Shares	$0.23	$0.15	$-

Employees

As of December 31, 2015, the Bank had 138 full-time employees and 32 part-time employees. As of December 31, 2015, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

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

Supervision and Regulation

General

The Company and the Bank are subject to an extensive regulatory framework under federal and state law. Consequently, the Company’s growth and earnings performance may be affected by the requirements of federal and state statutes and by regulations and policies of various bank regulatory authorities, including the:

●	Board of Governors of the Federal Reserve System (“FRB”);

●	Missouri Division of Finance;

●	Federal Deposit Insurance Corporation; and

●	Consumer Financial Protection Bureau (“CFPB”).

Additionally, the Company’s business may be impacted by assorted laws and rules, including:

●	anti-money laundering laws enforced by the U.S. Department of Treasury (Treasury);

●	taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities;

●	accounting rules developed by the Financial Accounting Standards Board (FASB); and

●	securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities.

Regulatory agencies often have significant discretion regarding their supervisory and enforcement activities. This comprehensive supervisory and regulatory framework significantly impacts the Company’s operations and results. Additionally, new legislation is introduced from time to time that could impact the Company and the Bank in substantial ways and the nature, extent, or impact of new statutes or regulations on the Company’s or the Bank’s operations or financial conditions cannot be predicted with any certainty.

Set forth below is a brief summary of certain material laws and regulations applicable to the Company and the Bank. These laws and regulations are primarily intended for the protection of the Bank’s customers and depositors and not for the benefit of the stockholders or creditors of the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the statutes and regulations described below.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act” or “Dodd-Frank”) significantly changed the regulatory framework for financial institutions and their holding companies. Among other provisions, the Dodd-Frank Act:

●	created the CFPB, which is responsible for implementing, supervising, and enforcing compliance with consumer financial protection laws;

●	increased the deposit insurance coverage limit and changed the assessment base for calculating a bank’s deposit insurance assessments;

●	repealed the prohibition on payment of interest on demand deposits;

●

provided for new disclosures related to executive compensation and corporate governance and prohibited compensation arrangements that encourage inappropriate risks or that could provide excessive compensation;

●	imposed new capital requirements on banking institutions (see “New Capital Rules” below);

●	enhanced the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries; and

●	imposed new requirements and restrictions on consumer mortgage banking.

The Dodd-Frank Act contains numerous provisions scheduled to be implemented through rulemakings by various federal regulatory agencies over a period of several years. Many, but not all, of the regulations have been issued and full implementation of the Dodd-Frank Act is still not complete. This law will continue to significantly influence the regulatory environment in which the Bank and the Company operate. As a result, the Company cannot predict the Dodd-Frank Act’s ultimate impact on the Company or the Bank at this time. Certain rules proposed or adopted under the Dodd-Frank Act are discussed throughout this section.

Minimum Capital Requirements

In July 2013, the U.S. federal banking agencies approved a final rule to comprehensively revise the regulatory capital framework for the U.S. banking sector, implementing many aspects of the framework agreed to by the international Basel Committee on Bank Supervision and incorporating changes required by the Dodd-Frank Act (the “Basel III Rule”). The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies). The Basel III Rule establishes new higher capital ratio requirements, tightens the definition of “capital,” imposes new operating restrictions on banking organizations with insufficient capital buffers, and increases the risk-weighting of certain assets. Cumulatively, these changes result in substantially more demanding capital standards for U.S. banking organizations.

The Basel III Rule distinguishes between banking organizations subject to the “advanced approaches” method of computing risk-based regulatory capital, which are those with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, and other banking organizations that successfully opt-in (“Advanced Banks”) and other banking organizations, such as the Company and the Bank, which operate under the “standardized approach” (“Standardized Banks”). The new rules became effective for the Company and the Bank on January 1, 2015, with certain requirements to be phased-in between January 2016 and January 2019.

The Basel III Rule, among other features:

●

Introduces a new capital measure, Common Equity Tier 1 (“CET1” or “Tier 1 Common”), which is defined as common stock instruments, related surplus (net of Treasury stock), and retained earnings, subject to certain regulatory adjustments; and

●	Requires banking institutions to maintain:

o	a new minimum ratio of CET1 to risk-weighted assets of at least 4.5% (plus a capital conservation buffer);

o

a minimum amount of Tier 1 capital (the sum of Common Equity Tier 1 and Additional Tier 1 capital) to risk-weighted assets of at least 6%, which is an increase from 4% (plus a capital conservation buffer);

o	a total capital (the sum of Tier 1 and Tier 2 capital) ratio of at least 8% of risk-weighted assets (plus a capital conservation buffer); and

o	a minimum leverage ratio of Tier 1 capital of 4%.

In addition, the Basel III Rule requires that banking organizations maintain a “capital conservation buffer” comprised of CET1 in order to avoid restrictions on the ability to make capital distributions (including dividends and stock purchases) and pay discretionary bonuses to executive officers. The capital conservation buffer is equal to 2.5% of risk-weighted assets, in addition to the minimum CET1, Tier 1, and total capital ratios. The capital conservation buffer will be phased-in beginning at 0.625% of risk-weighted assets on January 1, 2016 and increasing each subsequent year by an additional 0.625%, to reach the final level of 2.5% of risk-weighted assets on January, 1 2019. Accordingly, factoring in the capital conservation buffer, the minimum ratios noted above increase to 7% for CET1, 8.5% for Tier 1 capital, and 10.5% for total capital.

Furthermore, the Basel III Rule includes more restrictive definitions for the components of capital. For example, cumulative perpetual preferred stock and trust preferred securities have been phased-out of Tier 1 capital. However, for smaller entities with less than $15 billion in assets as of December 31, 2009, such as the Bank, the final rule permanently grandfathers as Tier 1 capital trust preferred securities and similar instruments issued by such entities prior to May 19, 2010. The final Basel III Rule provides entities such as the Company and the Bank with a one time “opt-out” right to continue excluding accumulated other comprehensive income (“AOCI”) from CET1 capital. This opt-out was required to be made in the first quarter of 2015 and the Company and Bank made this election. Accordingly, the Bank and the Company need not include AOCI in CET1 capital going forward. The rule also requires that goodwill and certain other intangible assets, other than mortgage servicing assets, net of associated deferred tax liabilities, be deducted from CET1 capital. Additionally, certain deferred tax assets and mortgage servicing assets must be deducted from CET1 capital if such assets exceed a certain percentage of an institution’s CET1 capital. Generally, greater deductions from CET1 reduce an institution’s capital base.

Moreover, the Basel III Rule changes the risk-weightings for certain assets that are used to calculate capital ratios. All else being equal, a higher risk weight results in a higher risk-weighted asset amount which, in turn, gives rise to a lower risk-based capital ratio. The final rule assigns a higher risk-weighting of 150% (up from 100%) for exposures that are more than 90 days past due and assigns a higher risk-weighting of 150% (up from 100%) for high-volatility commercial real estate loans, which are credit facilities that, prior to conversion to permanent financing, finance or have financed the acquisition, development, or construction of real property, subject to certain exclusions. Although initially contemplated, there was no change to the risk-weighting treatment of residential mortgage loans in the final Basel III Rule.

Although the Basel III Rule is more stringent than previous capital rules, the Basel III Rule has had minimal impact on the Company and the Bank, to date. The Company and the Bank have a strong capital base and currently maintain adequate capital to meet the new standards.

Nonetheless, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future.

Regulation of the Bank

General. The Bank, as a Missouri-chartered non-member depository trust company, is primarily regulated by the MDF and FDIC. The Bank is subject to extensive federal and state regulatory oversight in all areas of banking operations, including, but not limited to, lending activities, investments, loans, deposits, interest rates payable on deposits, establishment of branches, corporate restructuring, and capital adequacy. The Bank is also subject to certain reserve requirements promulgated by the FRB.

The MDF, in conjunction with the FDIC, regularly examines the Bank and reports to the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank must also file reports with the MDF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other banks or savings institutions. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies. Regulation by these agencies is designed to protect the Bank’s depositors and not the Company’s shareholders.

Insurance of Deposit Accounts and Assessments. The deposit accounts held by the Bank are insured by the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. The Dodd-Frank Act also increased the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35%.

A bank's insurance assessment is determined quarterly by multiplying its assessment rate by its assessment base. Per FDIC rules, a bank’s assessment base is the institution’s average consolidated total assets minus its average tangible equity. The FDIC has adopted a risk-based system for assessment rates. For banks with less than $10 billion in assets, such as the Bank, the risk classification is based on the Bank’s capital levels and level of supervisory risk. Assessment rates are subject to adjustment and (1) decrease for issuance of long-term unsecured debt (including senior unsecured debt and subordinated debt); (2) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks; and (3) for banks that are not well-rated or not well-capitalized, increase for significant holdings of brokered deposits.

The FDIC may terminate a bank’s deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Regulatory Capital Requirements and Prompt Corrective Action. The FDIC is required to take prompt corrective action if an insured depository institution, such as the Bank, does not meet its minimum capital requirements. The FDIC has established five capital tiers: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure. The Prompt Corrective Action rules were amended effective January 1, 2015 to incorporate changes under the Basel III Rule, including the CET1 requirements, and to raise capital requirements for certain categories. An insured financial institution is considered:

●

“Well-capitalized” if it has a Tier 1 leverage ratio of 5% or greater, a CET1 to risk-based capital ratio of 6.5% or greater, a Tier 1 to risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive;

●

“Adequately capitalized” if it has it has a Tier 1 leverage ratio of 4% or greater, a CET1 to risk-based capital ratio of 4.5% or greater, a Tier 1 to risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 8% or greater;

●

“Undercapitalized” if it has a Tier 1 leverage ratio of less than 4%, a CET1 to risk-based capital ratio of less than 4.5%, a Tier 1 to risk-based capital ratio of less than 6% and a total risk-based capital ratio of less than 8%;

●

“Significantly undercapitalized” if it has a Tier 1 leverage ratio of less than 3%, a CET1 to risk-based capital ratio of less than 3%, a Tier 1 to risk-based capital ratio of less than 4%, and a total risk-based capital ratio of less than 6%; and

●	“Critically undercapitalized” if it has a tangible equity capital to total assets ratio equal to or less than 2%.

The FDIC may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. It is also permitted to require an adequately capitalized or undercapitalized institution to comply with supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. An institution may be reclassified if the FDIC determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

Federal banking agencies are required to take prompt corrective action to resolve capital deficiencies at insured depository institutions. Failure to meet the capital guidelines could subject a bank to a variety of enforcement actions, including the issuance of a capital directive, prohibition on paying dividends or management fees, prohibition on accepting brokered deposits, and restrictions on paying bonuses or increasing compensation for executive officers. For critically undercapitalized institutions, a receiver may be appointed.

The Bank met its minimum capital adequacy guidelines, and the Bank was categorized as “well-capitalized”, as of December 31, 2015. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the Notes of the Consolidated Financial Statements in this report.

Safety and Soundness Standards. The federal bank regulators have adopted guidelines to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and other operational and managerial standards. The guidelines provide standards in each area and an institution must establish its own procedures to achieve such goals.

If an institution fails to meet a standard, a regulator may require the institution to submit an acceptable plan to achieve compliance with the standard. If an institution fails to submit an acceptable plan or fails to implement an accepted plan, an agency must, by order, require the institution to correct the deficiency. The agency may, and in some cases must, take other supervisory actions until the deficiency has been corrected.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional Federal Home Loan Banks (“FHLB”). The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBanks are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2015, the Bank was in compliance with this requirement.

Dividend Limitations. The amount of dividends that the Bank may pay is subject to various regulatory limitations. Under federal law, an FDIC-insured institution may not pay dividends if it is undercapitalized or if payment would cause it to be undercapitalized. If the FDIC believes that a bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. In addition, under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. Additionally, under Missouri statute, dividends paid by the Bank are restricted by a statutory formula, which provides for the maintenance of a surplus fund and prohibits the payment of dividends which would impair the surplus fund.

Anti-Money Laundering and Anti-Terrorism Regulation. The Bank Secrecy Act (“BSA”) establishes the framework for anti-money laundering (“AML”) obligations imposed on U.S. financial institutions. The purpose of the BSA is to prevent banks and other financial services providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, drug trafficking, money laundering, and other crimes. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) amended the BSA and imposes a number of obligations on banks, including the requirement to implement policies, procedures and controls reasonably designed to detect and report instances of money laundering and terrorism financing. The USA Patriot Act also requires financial institutions to develop written customer identification programs. In addition, the U.S. Department of Treasury’s Office of Foreign Asset Controls (“OFAC”) administers and enforces economic and trade sanctions based on U.S. foreign policy and national security against entities such as targeted foreign countries and terrorists.

Consumer Protection Laws. In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect consumers in their transactions with banks. These laws include, but are not limited to, the Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act (“FCRA”), Fair and Accurate Credit Transaction Act of 2003 (“FACTA”), Gramm-Leach-Bliley Act (“GLBA”), Electronic Funds Transfer Act (“EFTA”), Home Mortgage Disclosure Act (“HMDA”), Real Estate Settlement Procedures Act (“RESPA”), and Truth in Lending Act (“TILA”), and their various state counterparts. In addition, the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”). Moreover, several federal laws, including GLBA, FCRA, and FACTA, regulate consumer financial privacy and restrict the sharing of consumer financial information.

Transactions with Affiliates and Insiders. Federal law imposes certain limitations on the ability of a bank to engage in “covered transactions” with affiliates. The Company is an affiliate of the Bank for purposes of these restrictions. The definition of “covered transactions,” which was expanded under the Dodd-Frank Act and includes extensions of credit to affiliates, investments in stock or other securities of affiliates, and acceptance of the stock or other securities of an affiliate as collateral for loans. Additionally, federal law prohibits institutions from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies. Federal law also restricts the Bank’s ability to extend credit to its executive officers, directors, principal shareholders, and their related interests, including that such credit extensions must be made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

Transaction Account Reserve Requirements. The FRB requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities. For 2016, the first $15.2 million of otherwise reservable balances are exempt from the reserve requirements; the reserve requirement is 3% for net transaction accounts between $15.5 million and $110.2 million; and the reserve requirement is 10% for net transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment.

Commercial Real Estate Lending. The Bank may be subject to greater scrutiny from federal banking regulators based on its concentration of commercial real estate (“CRE”) loans. Federal regulators have issued guidance to address concerns about CRE concentrations and to provide expectations for managing a concentrated portfolio. The guidance includes development and construction loans for which repayment is dependent upon the sale of the property, as well as properties for which repayment is dependent upon rental income.

Per the guidance, institutions that may have significant CRE concentration risk are those that have experienced rapid growth in CRE lending, have notable exposures to a specific type of CRE, or are approaching or exceed the following supervisory criteria: (i) total loans for construction, land development, and other land represent 100% or more of the institution’s total capital; or (ii) total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. If a bank’s portfolio goes outside of these general guidelines, the bank must engage in heightened risk management practices.

Residential Real Estate Lending. The CFPB has issued new rules implementing several Dodd-Frank requirements regarding residential mortgage lending. Lenders must assess a borrower’s ability to repay the mortgage-related obligation and must consider certain underwriting factors. Lenders also receive certain protections from liability if they make “qualified mortgages.” Additionally, new rules prohibit certain loan features, such as negative amortization, interest-only payment, balloon payments, and restrict points and fees paid by a borrower and prepayment penalties.”

Volcker Rule. The Volker Rule, issued by the federal banking and securities regulators pursuant to the Dodd-Frank Act, generally prohibits insured depository institutions and their affiliated companies from: (i) short-term proprietary trading in securities and other financial instruments; and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds, subject to certain exceptions.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”), the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. As part of its examinations, the FDIC evaluates the Bank’s record in meeting these obligations. CRA ratings are also taken into account by regulators in evaluating applications for mergers, acquisitions, or to open a new branch or facility. Based on its most recent CRA compliance examinations, the Bank has received a “Satisfactory” CRA rating.

Regulation of the Company

General. The Company is a registered bank holding company subject to regulation and supervision by the FRB under the Bank Holding Company Act of 1956 (“BHCA”). The Company is required to file periodic reports of its operations with the FRB. Additionally, the Company is legally obligated to act as a source of strength to the Bank and to commit resources to support the Bank.

Regulatory Capital Requirements. The new capital adequacy requirements under the Basel III Rule that went into effect January 1, 2015, discussed above, apply to the Company as well as the Bank. The FRB has adopted the new minimum capital ratios and guidelines to provide a framework for assessing the adequacy of a bank holding company’s capital. Consistent with the principle that a bank holding company should serve as a source of managerial and financial strength to its subsidiary banks, the FRB expects a bank holding company to hold capital commensurate with its overall risk profile.

In assessing a bank holding company’s capital adequacy, the FRB evaluates the comprehensiveness and effectiveness of management’s capital planning. The FRB has indicated that effective capital planning process requires a banking organization to assess the risks to which it is exposed and its processes for managing and mitigating those risks, evaluate its capital adequacy relative to its risks, and consider the potential impact on its earnings and capital base from current and prospective economic conditions.  If a bank holding company’s capital falls below the minimum requirements, the bank holding company will be required to submit an acceptable plan to increase its capital and its ability to pay dividends and make acquisitions may be restricted.

As of December 31, 2015, the Company met the applicable minimum capital adequacy guidelines. Additional capital and ratio information is contained in Item 8 under the section titled “Regulatory Matters” in Note 1 to the Consolidated Financial Statements in this report.

Restrictions on Dividends and Stock Repurchases. The Company’s source of funds (including cash flow to pay dividends to stockholders) is dividends paid to it by the Bank. The right of the Company to receive dividends or other distributions from the Bank is subject to the prior claims of creditors of the Bank, including depositors, and applicable regulatory restrictions, including prior approval in certain situations.

The amount of dividends that the Company may pay is subject to various regulatory limitations, including the requirement to maintain adequate capital. Financial institutions are generally prohibited from paying dividends if, following payment of dividends, the institution would be considered undercapitalized. Additionally, under the Basel III Rule, institutions seeking to pay dividends must maintain the required capital conservation buffer. Also, the FRB strongly encourages financial institutions to consult with the agency prior to paying dividends. The FRB has indicated that a board of directors should “eliminate, defer, or severely limit” dividends if:

●	the bank holding company’s net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends;

●	the bank holding company’s rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or

●	the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if such payment would be an unsafe or unsound practice.

Generally, a bank holding company must notify the FRB prior to the purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid for all such purchases during the preceding twelve months is equal to 10% or more of the bank holding company’s consolidated net worth. Prior approval may not be required if the bank holding company, among other things, will meet or exceed “well capitalized” thresholds both before and after the repurchase, is considered “well managed,” and is not subject to any unresolved supervisory issues. Additionally, bank holding companies are expected to consult with the FRB before redeeming or repurchasing stock if:

●	the bank holding company is at “significant risk” of developing a financial weakness;

●	the bank holding company is considering expansion (either acquisition or new activities); and

●	if such redemption or repurchase will cause a net reduction in capital from the beginning of the quarter in which the redemption or repurchase occurs.

The FRB may disapprove of the purchase or redemption if it determines, among other things, that the proposal would constitute an unsafe or unsound business practice.

Support of Banking Subsidiaries. Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and, where required, to commit resources to support the Bank. Financial support from the Company may be required even when the Company might not otherwise be inclined to provide it. Moreover, if the Bank should become undercapitalized, the Company would be required to guarantee the Bank's compliance with its capital restoration plan in order for such plan to be accepted by the FDIC.

Acquisitions, Activities, and Changes in Control. Under the BHCA, the Company must obtain the prior approval of the FRB before the Company may: (i) acquire substantially all the assets of a bank; (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank; or (iii) or merge or consolidate with any other bank holding company. The BHCA also restricts the Company’s ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The FRB is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs includes the involved institutions’ performance under the CRA. The FRB may not approve a transaction if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects are clearly outweighed by the public interest in meeting the needs and convenience of the community to be served.

Additionally, FRB approval is required prior to any person or company acquiring “control” of a bank holding company. “Control” is conclusively presumed to exist if a person or company acquires 25% or more of the outstanding voting shares of a bank holding company. There is a rebuttable presumption of control if a person or company acquires more than 10% but less than 25% of any class of voting securities.

Moreover, bank holding companies are generally prohibited from engaging in any business other than that of banking, managing, and controlling banks or furnishing services to banks and their subsidiaries, although bank holding companies are permitted to engage in activities that are determined to be “closely related to banking” and “a proper incident thereto.”

Transactions with Affiliates. As discussed above, federal regulations restrict the extent to which the Company and its officers and directors may engage in certain “covered transactions” with the Bank, including borrowing or otherwise obtaining credit from or selling assets or securities to the Bank. Additionally, any transactions that are “covered transactions” with the Bank must be on nonpreferential terms.

Federal Securities Regulation and Corporate Governance. The Company’s stock is registered with the SEC and, therefore, the Company is subject to SEC restrictions and requirements, including rules regarding information sharing, proxy solicitation, and insider trading.

The Sarbanes-Oxley Act of 2002 (“SOX”) addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Per SOX, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required to certify that the quarterly and annual reports do not contain any untrue statement of a material fact. The SEC’s rules regarding CEO and CFO certifications require these officers to certify, among others, that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal controls over financial reporting; they have made certain disclosures to auditors and the audit committee of the board of directors; and they have included information in quarterly and annual reports about their evaluation and whether there have been changes in internal controls over financial reporting or in other factors that could materially affect internal control over financial reporting.

The Dodd-Frank Act provides other investor protections, corporate governance, and executive compensation requirements that affect U.S. publicly traded companies. For example, the Dodd-Frank Act requires companies to give shareholders a non-binding vote approving executive compensation and “golden parachute” payments. Pursuant to the Dodd Frank Act, in July 2015, the SEC proposed a rule that companies whose securities are listed on national securities exchanges and associations (including the Company whose securities are listed on the NASDAQ Global Market) would be required to develop and enforce recovery policies that, in the event of an accounting restatement, would “claw back” from current and former executive officers incentive-based compensation they should not have received based on the restatement.  Recovery would be required without regard to fault and without regard to whether any misconduct occurred in connection with or an executive officer’s responsibility for the erroneous misstatement.  The proposed rules would also require disclosure of listed companies’ recovery policies, and their actions under those policies.  The proposed rules are not yet final.

Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company. Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 30 years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.  Mr. Burke currently serves on the board of the Missouri Bankers Association as Vice Chairman of the Legislative Affairs Committee and was previously Chairman of the Audit Committee.  In 2014, he began a three-year term on the Community Bankers Council of the American Bankers Association.  In March 2016 he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council.  From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 23 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri.

H. Michael Mattson is Executive Vice President and Chief Lending Officer of the Bank. He joined the Bank in June 2006. Mr. Mattson has over 30 years of commercial banking experience. Mr. Mattson is currently a member of the Springfield Area Chamber of Commerce and has served on its board nominating committee and venture capital committee. He is on the board of directors of Ozarks Food Harvest, previously serving as its president and co-chair of their capital campaign. He is a member of Leadership Springfield Class XI and a graduate of Rockhurst University and the Graduate School of Banking of The South at Baton Rouge, LA. Mr. Mattson has informed the Company of his retirement that will be effective on June 30, 2016.

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank. She joined the Bank in February 2009. Ms. Biser has 29 years of banking experience. Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution. She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

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

As of December 31, 2015, the age of these individuals was 52 for Mr. Burke, 46 for Mr. Peters, 62 for Mr. Mattson, 52 for Ms. Biser and 50 for Ms. Robeson.

Item 1A. Risk Factors

Our business and operations are subject to, and may be adversely affected by, certain risks and uncertainties. An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in Greene County and Christian County, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa and Ozark, Missouri (our “Market Area”). Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan/lease portfolio possesses increased risk due to our relatively high concentration of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $396.1 million, or approximately 79% of our total loan/lease portfolio, as of December 31, 2015. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

Deterioration in asset quality could have an adverse impact on our business.

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination (as discussed in more detail below) and other external events. In addition, decreases in real estate values due to the nature of the Bank’s loan portfolio (discussed above) could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operation or liquidity.

We are subject to environmental liability risk associated with real estate collateral securing our loans.

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we conduct an environmental review to identify any known environmental risks associated with the real property that will secure our loans. In addition, we routinely inspect properties prior to foreclosing. If environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, while we have ownership of a property, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property’s value or limit our ability to use or sell the property. We also cannot guarantee that our environmental review will detect all environmental issues relating to a property, which could subject us to additional liability.

Our loan portfolio possesses increased risk due to the percentage of commercial real estate loans and commercial business loans.

Our loan portfolio includes a significant amount of commercial real estate loans and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to owner-occupied residential real estate loans or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers’ successful business operations. The underlying commercial real estate values, customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values would have a material adverse effect on our financial condition and results of operation.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than we do and are not subject to the same regulatory restrictions as we are. Many of our competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services.

As we try to meet our competitors’ terms and pricing, increased competition in our markets may result in:

●	interest rate changes to various types of accounts;
●	a decrease in the amounts of our loans and deposits;
●	reduced spreads between loan rates and deposit rates; or
●	loan terms that are more favorable to the borrower and less favorable to the bank.

Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.

Our operations are concentrated in one subsidiary bank; an event or a series of events having a material adverse impact on the financial condition and results of operations of the Bank would have a material adverse impact on our financial condition and results of operation and, accordingly, on your investment in us.

As a holding company with only one subsidiary bank, our investment risk is concentrated in just one primary operating asset in a relatively small geographic location. A substantial portion of our cash flow comes from dividends paid directly to us by the Bank. If and to the extent our Bank is not successful or an event were to occur that prevents it or hinders it from operating effectively, our financial condition and results of operation could be materially and adversely impacted. Larger bank holding companies with more subsidiary banks or bank facilities and which are more geographically dispersed are not as susceptible to the concentrated risks we are if one of their subsidiary banks or facilities was not able to operate effectively.

Cybersecurity threats and privacy breaches could subject us to increased operating costs as well as litigation and other liabilities.

Our operations are dependent upon our ability to protect our computer equipment not only against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, but also from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Our communication and information systems may present security risks due to susceptibility of digitally stored information to hacking or identity theft. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered through any insurance maintained by us. This could also result in damage to our reputation or a loss of confidence in the security of our systems and products.

Our information security risks have increased recently in part because of new technologies, the use of the internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, with the help of third-party service providers, we intend to continue to implement security technology and establish operational procedures to prevent such damage. Nevertheless, we may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, our security measures may not be able to detect all cyber threats and therefore there is a risk that data breaches may go undetected for extended periods of time.

The occurrence of any of these events could have a material adverse effect on our business.

We are dependent upon outside third parties for processing and handling of our records and data.

We rely on third party vendors for a substantial portion of our communications, record retention, operations and financial control systems technology. While we place a high priority on reliability and competency in our selection of third party vendors, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could materially and adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

In addition to issues with the services provided by third parties, the vendors we use are also subject to the same cybersecurity risks discussed above. Although we conduct a review of third party vendors prior to contracting with them, we cannot control the security of their systems. Therefore, in addition to cybersecurity threats against us, we are also at risk if our third parties vendors are unable to adequately protect our information. If our data was accessed through information provided to a third party vendor, we could face significant legal and financial exposure and damage to our reputation.

We continually encounter technological change, and we cannot predict how changes in technology will affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Rapidly changing interest rate environments could reduce our net interest margin and otherwise negatively impact our results of operations.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are the key drivers of our net interest margin and are subject to many factors beyond the control of management. As interest rates change, our net interest income is affected. Rapid increases in interest rates in the future could result in our interest expense increasing faster than interest income because of mismatches in the maturities of our assets and liabilities. Furthermore, substantially higher rates generally reduce loan demand and may result in slower loan growth for us. Decreases or increases in interest rates could have a negative effect on the spreads between our interest rates earned on assets and our rates of interest paid on liabilities, and therefore decrease our net interest income, which would have a material adverse effect on our financial condition and results of operation.

Interest rate changes may affect borrowers’ repayment schedules, negatively impacting our financial condition.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain of our loans as borrowers refinance at lower rates. Fluctuation in interest rates may therefore change borrowers’ timing of repayment of, or ability to repay loans, which could have a material adverse impact on our financial condition.

Changes in interest rates could negatively impact our nonperforming assets, decreasing net interest income.

Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in our nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets resulting from changes in interest rates would have an adverse impact on net interest income, which could have a material adverse effect on our financial condition and results of operation.

The financial condition of the Bank’s customers and borrowers could adversely affect the Bank’s liquidity.

Two of the Bank’s primary sources of funds are loan repayments and customer deposits. Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the borrowers’ ability to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including changes in the economic conditions, adverse trends or events affecting the business environment, natural disasters and various other factors. Customer deposit levels may also be affected by a number of factors, including the competitive interest rate environment in both the national market and our Market Area, local and national economic conditions, natural disasters and other various events. The inability of borrowers to repay their loans or a decline in customer deposits would, depending on the extent of the loan defaults or decline in customer deposits, materially and adversely affect our liquidity and financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

Adequate liquidity is critical in our ability to meet the needs of our customers. An inability to access funding through customer deposits, available borrowings, sales of loans or investments could have an adverse effect on our liquidity. Furthermore, regional and community banks, including the Bank, generally have less access to the capital markets, than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any significant decline in available funding could adversely impact our ability in the future to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

A decrease in cash flows from our investment portfolio may adversely affect our liquidity.

Another primary source of liquidity for the Bank is cash flows from investment securities. Cash flows from the investment portfolio may be affected by changes in interest rates, resulting in excessive levels of cash flow during periods of declining interest rates and lower levels of cash flow during periods of rising interest rates. These changes may be beyond our control and could significantly influence our available cash.

If we are required to rely on secondary sources of liquidity, those sources may not be immediately available.

We may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the Federal Home Loan Bank advances, brokered deposits and federal funds lines of credit from correspondent banks. Our ability to borrow could be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative publicity about the financial services industry as a whole. We may also be required to pledge investments as collateral to borrow money from third parties. In certain cases, we may be required to sell investment instruments for sizable losses to meet liquidity needs, thereby reducing interest income and resultantly net income. While we believe that we are currently sufficiently liquid, there can be no assurance we will not in the future be required to turn to these secondary sources of liquidity which may not be available or only at costs that could materially and adversely affect our financial condition and results of operation.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues, net income and growth plans.

Our performance is largely dependent on the talents and efforts of highly skilled individuals and their ability to attract and retain customer relationships in a community bank environment. We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. None of our employees, including those who comprise our key management team, are subject to employment contracts with us. Such employees are at-will and thus are not restricted from terminating their employment. The lack of employment contracts with key employees could have a material adverse impact on our ability to retain such employees. The loss of key management or our key loan officers with their contacts in the business communities within our Market Area may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues.

If we do struggle with employee retention, our success may also be impacted if we are unable to recruit replacement management and key employees in a reasonable amount of time. There is intense competition in the financial services industry for qualified employees. In addition, loss of key personnel could result in increased recruiting, hiring, and training expenses, resulting in lower net income.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud.

Employee errors and employee and customer misconduct could subject us to financial losses, regulatory sanctions, lawsuits and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. We maintain a system of internal controls and insurance coverage to mitigate against operational risks. However, if our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, such failures could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive regulation that may significantly affect our operations or earnings.

We are subject to significant federal and state regulation and supervision, as discussed in more detail below, which is primarily for the benefit and protection of the Bank’s customers and not for the benefit of investors. As a result, various statutory provisions restrict the amount of dividends our Bank subsidiary can pay to us without regulatory approval. Our regulatory compliance is costly. We are subject to examination, supervision, and comprehensive regulation by various agencies, including the FRB, the MDF and FDIC. These regulators have broad discretion in their supervisory and enforcement activities. We are also subject to capitalization guidelines established by our regulators, as discussed below, which require that we and the Bank maintain adequate capital to support our growth and the Bank’s growth. To the extent our activities and/or the Bank’s activities are restricted or limited by regulation or regulators’ supervisory authority, our future profitability may be adversely affected.

Changes in federal or state regulation may increase our costs.

The laws, regulations, policies, and interpretations that govern our industry are constantly evolving and may change significantly over time. The Dodd-Frank Act reshaped regulation of banking institutions and the numerous requirements stemming from the Dodd-Frank Act have resulted in increased compliance costs for institutions both large and small, including us and the Bank. As these regulations continue to be implemented, interpreted, and enforced, our compliance must evolve as well. The CFPB has shown that it is a proactive agency and we anticipate that the CFPB will continue to expand its supervisory and enforcement authority into new areas and to issue new rules and guidance.

We cannot predict the nature or effect of current or proposed legislative or regulatory changes on us or the Bank with any certainty. Changes in laws or regulations could impact our business practices and profitability. We also cannot predict the cost of new compliance that may be required to keep pace with industry regulatory changes.

Decreases in capital and changes to the formulas for calculating adequate capital may negatively impact us or result in increased regulatory supervision.

Federal rules require banking institutions to maintain an adequate level of regulatory capital (net assets available to absorb losses). Due to the risks associated with the industry, banking institutions are generally required to hold more capital than other businesses. Revised minimum capital adequacy requirements under the Basel III Rule became effective for us and the Bank on January 1, 2015, with additional requirements, such as the capital conservation buffer (discussed below), to be phased in over the next few years. The new requirements change the definition of capital, increase minimum required risk-based capital ratios, and increase the risk-weights for certain assets. Cumulatively, the Basel III Rule is more stringent than prior requirements and requires financial institutions to hold more and better capital against their assets, decreasing the size of their balance sheets. Although the impact on us has been minimal to date, we cannot guarantee that will continue.

Financial institutions must maintain a 2.5% capital conservation buffer comprised of Common Equity Tier 1 Capital above the minimum risk-based capital requirements. The buffer must be maintained in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. If we or the Bank dip below the capital conservation buffer, we or the Bank could be subject to increasingly strict limitations on capital distributions and bonus payments.

Federal law provides regulators with broad powers to take "prompt corrective action" to resolve capital deficiencies at insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." As an institution’s capital levels deteriorates and it falls below the “well capitalized” threshold, such institution faces increasing penalties. Regulator’s corrective powers include, but are not limited to:

●	requiring a waiver to accept brokered deposits;
●	requiring submission of a capital plan;
●	limiting growth or restricting activities;
●	requiring the issuance of additional capital stock;
●	restricting transactions with affiliates;
●	prohibiting executive bonuses or raises;
●	prohibiting the payment of subordinated debt; and
●	appointing a receiver.

Accordingly, we and the Bank could be subject to regulatory penalties and restrictions if capital falls below a certain minimum thresholds.

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

Although management believes that the allowance for loan/lease losses as of December 31, 2015 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our governing documents, the General Corporation Law of the State of Delaware (the “DGCL”) and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders. These provisions include, but are not limited to:

●	a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding without prior Board approval;

●	supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock;

●	the election of directors to staggered terms of three years;

●	advance notice requirements for director nominations and for proposing matters that stockholders may act on at stockholder meetings;

●	a requirement that only directors may fill a vacancy in our Board of Directors; and

●	supermajority voting requirements to remove any of our directors.

In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (the “BHCA”), and in certain cases such approvals may be required at a lesser percentage of ownership.

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

In the future, if we default on certain of our outstanding debts, we will be prohibited from making dividend payments on our common stock until such payments have been brought current.

Failure to pay interest on our debt may adversely impact our ability to pay common stock dividends.

As of December 31, 2015, we had $15.5 million of junior subordinated debentures held by two business trusts. Interest payments on the Company’s existing debentures, which totaled $539,000 for 2015, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

Although the Company expects to be able to pay all required interest on the junior subordinated debentures, there is no guarantee that it will be able to do so.

There is a limited trading market for our common stock, and you may not be able to resell your shares at or above the price you paid for them.

Although our common stock is listed for trading on the NASDAQ Global Market, it has a low average daily trading volume relative to many other stocks whose shares are also quoted on the NASDAQ Global Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common stock will increase in the future.

Additionally, general market forces may have a negative effect on our stock price, independent of factors affecting our stock specifically. Factors beyond our control, including price and trading fluctuation, can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock.

The soundness of other financial institutions could negatively affect our business.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions, including the Bank, are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth. There can be no assurance that we could raise the necessary capital to support our growth or on terms satisfactory to us.

We face legal risks, both from regulatory investigations and proceedings and from private actions brought against us.

We could in the future become subject to lawsuits or regulatory proceedings challenging the legality of our lending or business practices. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, we are exposed to a high level of potential litigation related to our businesses and operations. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case.

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

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

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles and general reporting practices within the U.S. financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan losses, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions. If actual results vary significantly, there may be a material adverse effect on our financial condition or results of operations in subsequent periods.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2015. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2016

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of Guaranty Federal Bancshares, Inc. (the “Company”) is listed for trading on the NASDAQ Global Market under the symbol “GFED”.

Shareholders

As of March 14, 2016, there were approximately 1,389 holders of shares of the Company’s common stock. At that date the Company had 6,874,003 shares of common stock issued and 4,431,470 shares of common stock outstanding.

Dividends and Common Stock Prices

The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2015 and 2014.

	Year ended			Year ended
	December 31, 2015			December 31, 2014
	Declared	Paid	Dividend Per Share	Declared	Paid	Dividend Per Share
Quarter ended:
March 31	3/26/2015	4/16/2015	$0.05	-	-	-
June 30	6/25/2015	7/16/2015	$0.05	6/26/2014	7/18/2014	$0.05
September 30	9/24/2015	10/15/2015	$0.05	9/25/2014	10/14/2014	$0.05
December 31	12/23/2015	1/15/2016	$0.08	12/18/2014	1/16/2015	$0.05

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2015 and 2014.

	Year ended		Year ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low
Quarter ended:
March 31	$15.25	$13.02	$13.12	$10.70
June 30	15.20	14.30	12.99	12.17
September 30	15.20	14.15	12.76	12.20
December 31	15.25	14.30	13.40	12.14

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in The Nasdaq – Total U.S. Index and (b) the cumulative total stockholder return on stocks included in The Nasdaq Bank Index. All three investment comparisons assume the investment of $100 as of the close of business on December 31, 2010 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2010, 2011, 2012, 2013, 2014, and 2015, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

Total Return Performance
Guaranty Federal Bancshares, Inc.
NASDAQ - Total US
NASDAQ Bank Index
Index Value
350
300
250
200
150
100
50
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Guaranty Federal Bancshares, Inc.	100.00	119.75	144.75	231.07	279.98	329.26
NASDAQ - Total US	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using an index provided by NASDAQ OMX Global Indexes which is comparable to the NASDAQ Bank Stock Index. Please note, information for the NASDAQ Bank Stock Index is provided only from December 31, 2010 through December 31, 2015, the last day this data was available by our third-party provider.

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2015.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of Guaranty Federal Bancshares, Inc. (including consolidated data from operations of Guaranty Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2015	2014	2013	2012	2011
ASSETS
Cash and cash equivalents	$18,774	$12,494	$12,303	$41,663	$26,574
Investments and interest-bearing deposits	97,336	86,529	97,772	102,162	86,871
Loans receivable, net	492,905	487,801	465,003	468,376	482,664
Accrued interest receivable	1,987	2,030	1,853	2,055	2,139
Prepaids and other assets	10,121	11,421	14,204	16,703	18,051
Foreclosed assets	2,392	3,165	3,822	4,530	10,012
Premises and equipment, net	10,540	10,603	10,887	11,286	11,424
Bank owned life insurance	18,780	14,417	14,044	13,657	10,771
	$652,835	$628,460	$619,888	$660,432	$648,506
LIABILITIES
Deposits	$517,386	$479,818	$487,319	$500,015	$484,584
Federal Home Loan Bank and Federal Reserve Bank advances	52,100	60,350	55,350	68,050	68,050
Securities sold under agreements to repurchase	-	10,000	10,000	25,000	25,000
Subordinated debentures	15,465	15,465	15,465	15,465	15,465
Other liabilities	1,462	1,350	1,399	1,034	1,172
	586,413	566,983	569,533	609,564	594,271

STOCKHOLDERS' EQUITY	66,422	61,477	50,355	50,868	54,235
	$652,835	$628,460	$619,888	$660,432	$648,506

Supplemental Data	As of December 31,
	2015	2014	2013	2012	2011
Number of full-service offices	9	9	9	9	9
Cash dividends per common share	$0.23	$0.15	$-	$-	$-

Summary Statements of Income	Years ended December 31,
	2015	2014	2013	2012	2011

Interest income	$25,190	$25,014	$25,855	$27,606	$30,376
Interest expense	4,280	4,329	5,097	6,858	9,611
Net interest income	20,910	20,685	20,758	20,748	20,765
Provision for loan losses	600	1,275	1,550	5,950	3,350
Net interest income after provision for loan losses	20,310	19,410	19,208	14,798	17,415
Noninterest income	4,653	3,418	5,319	3,256	4,485
Noninterest expense	16,785	14,933	16,773	15,355	16,475
Income before income taxes	8,178	7,895	7,756	2,699	5,425
Provision for income taxes	2,461	2,113	2,516	755	1,589

Net income	$5,717	$5,782	$5,240	$1,944	$3,836
Preferred stock dividends and discount accretion	-	357	795	1,077	1,126
Net income available to common shareholders	$5,717	$5,425	$4,445	$867	$2,710

Basic income per common share	$1.32	$1.35	$1.63	$0.32	$1.01
Diluted income per common share	$1.30	$1.33	$1.58	$0.30	$1.01

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware corporation organized on December 30, 1997 that operates as a one-bank holding company. Guaranty Bank (the “Bank”) is a wholly-owned subsidiary of the Company.

The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. For this reason, unless otherwise specified, references to the Company include the operations of the Bank. The Company’s principal business consists of attracting deposits from the general public and using such deposits to originate multi-family, construction and commercial real estate loans, mortgage loans secured by one- to four-family residences, and consumer and business loans. The Company also uses these funds to purchase government sponsored mortgage-backed securities, US government and agency obligations, and other permissible securities. When cash outflows exceed inflows, the Company uses borrowings and brokered deposits as additional financing sources.

The Company derives revenues principally from interest earned on loans and investments and, to a lesser extent, from fees charged for services. General economic conditions and policies of the financial institution regulatory agencies, including the Missouri Division of Finance and the Federal Deposit Insurance Corporation (“FDIC”) significantly influence the Company’s operations. Interest rates on competing investments and general market interest rates influence the Company’s cost of funds. Lending activities are affected by the interest rates at which such financing may be offered. The Company intends to focus on commercial, one- to four-family residential and consumer lending throughout southwestern Missouri.

The Company has two active wholly-owned subsidiaries other than the Bank, its principal subsidiary: (i) Guaranty Statutory Trust I, a Delaware statutory trust; and (ii) Guaranty Statutory Trust II, a Delaware statutory trust and a third inactive subsidiary. These Trusts were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. The Company’s banking operation conducted through the Bank is the Company’s only reportable segment. See also the discussion contained in the section captioned “Segment Information” in Note 1 of the Notes to Consolidated Financial Statements in this report. The third subsidiary is a service corporation which has been inactive since February 1, 2003.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral "forward-looking statements", including statements contained in the company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. For further information about these and other risks, uncertainties and factors, please review the disclosure included in item 1A. of this Form 10-K.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

FINANCIAL CONDITION

From December 31, 2014 to December 31, 2015, the Company’s total assets increased $24,375,428 (4%) to $652,835,072, liabilities increased $19,429,810 (3%) to $586,412,607, and stockholders' equity increased $4,945,618 (8%) to $66,422,465. The ratio of stockholders’ equity to total assets increased to 10.2% during this period, compared to 9.8% as of December 31, 2014.

From December 31, 2014 to December 31, 2015, cash and cash equivalents increased $6,280,529 (50%) to $18,774,419. This was primarily due to the increase of $37,567,413 in deposits balances, offset by the increase in net loans receivable of $4,415,271, a net increase of $10,824,502 in available-for-sale securities and paydowns of FHLB and Federal Reserve advances and the prepayment of a repurchase agreement in the total of $18,250,000.

From December 31, 2014 to December 31, 2015, available-for-sale securities increased $10,824,502 (13%), primarily due to purchases of $55,150,017 offset by sales, maturities and principal payments received of $43,505,410. The Company had unrealized losses of $1,085,644 at December 31, 2015 compared to $711,779 at December 31, 2014.

Stock of FHLB decreased by $319,400 (10%) to $2,837,500 due to lower stock requirements necessary from the reduction in FHLB advances.

From December 31, 2014 to December 31, 2015, net loans receivable increased by $4,415,271 (1%) to $491,001,907. Permanent loans secured by commercial real estate, primarily secured by owner occupied retail and low-income housing project, decreased $6,780,481 (3%) which was due to various expected payoffs and principal reductions. Construction loans increased $8,678,311 (24%) due to increase in new construction loan demand combined with draws on existing loans. Permanent multi-family loans increased $7,817,710 (23%) due to primarily two larger new credits and one larger credit increasing existing loan balance. Commercial loans decreased $11,469,164 (12%) and installment loans increased $5,107,289 (30%) which was primarily due to the anticipated payoff of one larger relationship and one large credit previously classified as commercial being transferred to installment due to collateral changing. Loans secured by both owner and non-owner occupied one-to-four unit residential real estate increased $356,604 (less than 1%). Despite gross loan balances at December 31, 2015 being above year-end 2014, they declined $13.6 million for the second half of 2015. The decline was primarily due to loan payoffs combined with a highly competitive environment for new loans that has made it difficult to maintain loan balances. The Company continues to focus its lending efforts in the commercial and owner occupied real estate mortgage loan categories, and to reduce its concentrations in non-owner occupied commercial real estate.

As of December 31, 2015, management identified loans totaling $14,730,000 as impaired with a related allowance for loan losses of $865,000. Impaired loans increased by $9,349,000 during 2015, compared to the balance of $5,381,000 at December 31, 2014.

From December 31, 2014 to December 31, 2015, the allowance for loan losses decreased $776,657 to $5,811,940. In addition to the provision for loan losses of $600,000 recorded by the Company during the year ended December 31, 2015, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $1,376,657 for the year ended December 31, 2015. The Company’s increase in overall loan balances during 2015 has increased the general component of the allowance for loan loss reserve requirements. However, the overall reserve decreased as a result of charge-offs of specific reserves established on nonperforming loans.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2015 and December 31, 2014 was 1.17% and 1.34%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2015 and December 31, 2014 was 109.9% and 124.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

As of December 31, 2015, foreclosed assets held for sale consisted primarily of one commercial development in northwest Arkansas of $1.3 million and one commercial property located in Springfield, Missouri of $441,000.

From December 31, 2014 to December 31, 2015, bank owned life insurance increased $4,362,695 (30%) to $18,779,915 primarily due to an additional purchase of $4,000,000 of single premium life insurance on key members of management with the purpose of partially offsetting the Company’s employee benefit costs as a whole. This purchase was completed in December 2015.

From December 31, 2014 to December 31, 2015, deposits increased $37,567,413 (8%) to $517,385,695. During this period, checking and savings transaction balances increased by $43,000,898 and certificates of deposit declined $5,433,485. The increase in transactional balances is primarily due to the Company’s strong efforts to grow core transaction deposits, including retail, commercial and public funds.

Federal Home Loan Bank and Federal Reserve Bank advances decreased $8,250,000 (14%) from $60,350,000 as of December 31, 2014 to $52,100,000 as of December 31, 2015 due to principal reductions.

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

From December 31, 2014 to December 31, 2015, stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) increased $4,945,618 (8%) to $66,422,465. Net income for the year ended December 31, 2015 exceeded dividends paid or declared by $4,708,435. The equity portion of the Company’s unrealized losses on available-for-sale securities declined by $235,535 during 2015. On a per common share basis, stockholders’ equity increased from $14.30 as of December 31, 2014 to $15.27 as of December 31, 2015.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2015 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	As of		Year Ended			Year Ended			Year Ended
	December 31, 2015		December 31, 2015			December 31, 2014			December 31, 2013

	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$498,717	4.87%	$501,194	$23,565	4.70%	$465,874	$23,255	4.99%	$465,796	$23,885	5.13%
Investment securities	97,335	1.85%	90,248	1,484	1.64%	99,887	1,627	1.63%	107,706	1,795	1.67%
Other assets	18,108	0.27%	23,552	141	0.60%	23,487	132	0.56%	30,556	175	0.57%
Total interest-earning	614,160	4.26%	614,994	25,190	4.10%	589,248	25,014	4.25%	604,058	25,855	4.28%
Noninterest-earning	38,675		36,103			36,036			37,730
	$652,835		$651,097			$625,284			$641,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$25,865	0.20%	$24,841	$49	0.20%	$24,366	$49	0.20%	$24,022	$54	0.22%
Transaction accounts	308,075	0.37%	305,849	1,277	0.42%	289,175	1,242	0.43%	296,019	1,521	0.51%
Certificates of deposit	115,548	0.93%	119,793	1,098	0.92%	121,344	1,038	0.86%	135,871	1,284	0.95%
FHLB and Federal Reserve advances	52,100	2.25%	53,970	1,196	2.22%	53,865	1,202	2.23%	56,168	1,295	2.31%
Subordinated debentures	15,465	3.53%	15,465	539	3.49%	15,465	533	3.45%	15,465	537	3.47%
Repurchase agreements	-	0.00%	4,575	121	2.64%	10,000	265	2.65%	15,301	406	2.65%
Total interest-bearing	517,053	0.77%	524,493	4,280	0.82%	514,215	4,329	0.84%	542,846	5,097	0.94%
Noninterest-bearing	69,360		61,686			51,277			48,280
Total liabilities	586,413		586,179			565,492			591,126
Stockholders' equity	66,422		64,918			59,792			50,662
	$652,835		$651,097			$625,284			$641,788
Net earning balance	$97,107		$90,501			$75,033			$61,212
Earning yield less costing rate		3.49%			3.28%			3.40%			3.34%
Net interest income, and net yield spread on interest-earning assets				$20,910	3.40%		$20,685	3.51%		$20,758	3.44%
Ratio of interest-earning assets to interest-bearing liabilities	119%		117%			115%			111%

The following table sets forth information regarding changes in interest income and interest expense for the periods indicated resulting from changes in average balances and average rates shown in the previous table. For each category of interest-earning assets and interest-bearing liabilities information is provided with respect to changes attributable to: (i) changes in balance (change in balance multiplied by the old rate), (ii) changes in interest rates (change in rate multiplied by the old balance); and (iii) the combined effect of changes in balance and interest rates (change in balance multiplied by change in rate). Dollar amounts are expressed in thousands.

	Year ended				Year ended
	December 31, 2015 versus December 31, 2014				December 31, 2014 versus December 31, 2013
	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$1,763	$(1,351)	$(102)	$310	$4	$(634)	$-	$(630)
Investment securities	(157)	16	(2)	(143)	(130)	(41)	3	(168)
Other assets	-	9	-	9	(41)	(3)	1	(43)
Net change in interest income	1,606	(1,326)	(104)	176	(167)	(678)	4	(841)

Interest expense:
Savings accounts	1	(1)	-	-	1	(6)	-	(5)
Transaction accounts	72	(35)	(2)	35	(35)	(249)	6	(278)
Certificates of deposit	(13)	74	(1)	60	(137)	(122)	13	(246)
FHLB advances	2	(8)	-	(6)	(53)	(41)	2	(92)
Subordinated debentures	-	6	-	6	-	(4)	-	(4)
Repurchase agreements	(144)	-	-	(144)	(141)	(1)	-	(142)
Net change in interest expense	(82)	36	(3)	(49)	(365)	(423)	21	(767)
Change in net interest income	$1,688	$(1,362)	$(101)	$225	$198	$(255)	$(17)	$(74)

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2015	3.26%	2.14%	0.32%
December 31, 2014	3.25%	2.54%	0.12%
Change in rates	0.01%	-0.40%	0.20%

Interest Rates. The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2015 and December 31, 2014 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Rates trended upward by the end of 2015 as the Federal Reserve Open Market Committee (“FOMC”) increased the discount rate by 25 basis points in December 2015. As of December 31, 2015, the prime rate was 3.50% which is a 25 basis point increase from December 31, 2014.

Interest Income. Total interest income increased $175,320 (1%). The average balance of interest-earning assets increased $25,746,000 (4%) while the yield on average interest earning assets decreased 15 basis points to 4.10%.

Interest on loans increased $309,903 (1%) and the average loan receivable balance increased $35,320,000 (8%) while the average yield decreased 29 basis points to 4.70%. Strong competition is causing a reduction in rates for new credits and to maintain existing credit relationships.

Interest Expense. Total interest expense decreased $49,423 (1%) as the average balance of interest-bearing liabilities increased $10,278,000 (2%) while the average cost of interest-bearing liabilities decreased 2 basis points to 0.82%.

Interest expense on deposits increased $94,781 (4%) during 2015 as the average balance of interest bearing deposits increased $15,598,000 (3%) and the average interest rate paid to depositors remained the same at 0.54%. The Company has made significant efforts over the last several years to grow lower cost core deposit relationships. The Company has been successful in these efforts, which allowed for reductions in wholesale funding, thereby reducing the Company’s cost of funds.

Net Interest Income. The Company’s net interest income increased $224,743 (1%). During the year ended December 31, 2015, the average balance of interest-earning assets exceeded the average balance of interest-bearing liabilities by $90,501,000, resulting in an increase in the average net interest earning balance of $15,468,000 (21%). In addition, the Company’s spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased by 12 basis points from 3.40% to 3.28%.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $600,000 and $1,275,000 for the years ended December 31, 2015 and 2014, respectively.

Generally, the overall decrease in the provision for loan losses for the year presented has resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans. The Company has also experienced lower reserve requirements on newly classified nonperforming credits during the year. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

Non-Interest Income. Non-interest income increased $1,234,247 (36%) which was primarily due to two factors.

First, the Company executed a structured transaction selling approximately $4,000,000 of SBA guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction has improved the Company’s cost of funds as well as enhanced other liquidity and capital performance measurements.

Secondly, gains on sales of loans held for sale increased $589,394 (60%). This was primarily due to a stronger real estate market and the Company’s increased activity in Federal Housing Administration lending compared to 2014. Originations of mortgage loans held for sale were $56,515,986 during 2015 compared to $34,694,993 in 2014.

Non-Interest Expense. Non-interest expense increased $1,851,098 (12%). This increase was primarily due to a few factors.

First, the Company paid a $463,992 prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above).

Secondly, salaries and employee benefits increased $909,984 (10%) which was primarily due to the addition of several key officers during 2015. The Company continues to strengthen its depth in the areas of technology, marketing, commercial and retail production in order to position itself for future growth and expansion. Also impacting compensation were mortgage commissions, which have increased due to the mortgage loan volume improvement noted above.

Other expenses that experienced increases were occupancy expense which increased $207,696 (12%) primarily due to depreciation expense recognized on new equipment purchases in late fourth quarter 2014 and into 2015. Also, the Company has increased its marketing efforts in 2015 and advertising expense increased $99,996 (24%).

Income Taxes. The provision for income taxes increased $348,821 (17%) over 2014 as a direct result of an increase in taxable income and the Company’s increased utilization of state tax credits in 2014. Furthermore, effective during the first quarter of 2015, the Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 (see the section captioned “New Accounting Pronouncements” in Note 14 to the Notes to the Consolidated Financial Statements in the report).

Cash Dividends Paid. The Company paid dividends of $0.05 per share on April 16, 2015 to stockholders of record as of April 6, 2015, and $0.05 per share on July 16, 2015, to stockholders of record as of July 6, 2015, and $.05 per share on October 15, 2015, to stockholders of record as of October 5, 2015 and also declared a cash dividend of $0.08 per share on December 23, 2015, which was paid on January 16, 2016, to stockholders of record on January 5, 2016. During 2014, the Company also paid $648,280 in dividends on common stock and $413,000 dividends on its preferred stock. During 2013, the Company paid $600,000 in dividends on its then outstanding preferred stock.

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2014	3.25%	2.54%	0.12%
December 31, 2013	3.25%	2.35%	0.13%
Change in rates	0.00%	0.19%	-0.01%

Interest Rates. The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2014 and December 31, 2013 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year treasury rate. The ten-year treasury rate is a proxy for 30-year fixed rate home mortgage loans.

Rates were steady and remained low for 2014 as the FOMC left the discount rate at 25 basis points. As of December 31, 2014, the prime rate was 3.25% and unchanged from December 31, 2013.

Interest Income. Total interest income decreased $841,184 (3%). The average balance of interest-earning assets decreased $14,810,000 (2%) while the yield on average interest earning assets decreased 3 basis points to 4.25%.

Interest on loans decreased $630,791 (3%) and the average loan receivable balance increased $78,000 (less than 1%) while the average yield decreased 14 basis points to 4.99%. Strong competition is causing a reduction in rates for new credits and to maintain existing credit relationships.

Interest Expense. Total interest expense decreased $768,189 (15%) as the average balance of interest-bearing liabilities decreased $28,631,000 (5%) while the average cost of interest-bearing liabilities decreased 10 basis points to 0.84%.

Interest expense on deposits decreased $530,508 (19%) during 2014 as the average balance of interest bearing deposits decreased $21,027,000 (5%) and the average interest rate paid to depositors decreased 9 basis points to 0.54%. The primary reason for the decrease in the average cost of interest bearing deposits was the continued decline in higher cost certificates of deposits as well as reductions in the average rate paid on transaction deposit balances.

Net Interest Income. The Company’s net interest income decreased $72,995 (less than 1%). During the year ended December 31, 2014, the average balance of interest-earning assets exceeded the average balance of interest-bearing liabilities by $75,033,000, resulting in an increase in the average net interest earning balance of $13,821,000 (23%). In addition, the Company’s spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities increased by 6 basis points from 3.34% to 3.40%.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,275,000 and $1,550,000 for the years ended December 31, 2014 and 2013, respectively.

Generally, the overall decrease in the provision for loan losses for the year presented has resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans. The Company has also experienced lower reserve requirements on newly classified nonperforming credits during the year. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition”.

Non-Interest Income. Non-interest income decreased $1,901,007 (36%) which was primarily due to the Company recognizing $1.4 million in gains on the sale of certain tax credit assets in conjunction with a structured transaction to prepay a $15 million repurchase agreement during the year ended December 31, 2013.

Gains on sales of loans declined $462,715 (32%). This was primarily due to long-term interest rates increasing significantly during 2013 and into the first quarter of 2014 which dramatically reduced consumer demand for long-term secondary market mortgage loans throughout 2014.

Non-Interest Expense. Non-interest expense decreased $1,838,458 (10%). This decrease was primarily due to a $1.5 million prepayment penalty incurred on the prepayment of a repurchase agreement (further discussed above).

Salaries and employee benefits decreased $163,436 (2%) due to a decline in the overall number of staff compared to the prior year periods and a decline in mortgage commissions from reduced mortgage volume.

FDIC deposit insurance premiums decreased $113,488 (20%). This decrease in FDIC deposit insurance premiums was primarily due to the overall decline in the total assessment base.

Income Taxes. The decrease in income tax expense is a direct result of the Company’s decrease in taxable income for the year ended December 31, 2014 compared to the year ended December 31, 2013. Furthermore, the actual effective tax rate (based on income before income taxes) also declined from the increased utilization of state low income housing tax credits.

Cash Dividends Paid. The Company paid dividends of $0.05 per share on July 18, 2014 to stockholders of record as of July 7, 2014, and $0.05 per share on October 17, 2014, to stockholders of record as of October 6, 2014, and also declared a cash dividend of $0.05 per share on December 18, 2014, which was paid on January 16, 2015, to stockholders of record on January 5, 2015. During 2014 and 2013, the Company also paid $413,000 and $600,000, respectively, in dividends on its preferred stock.

LIQUIDITY

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, available-for-sale securities, customer deposits and FHLB borrowings. The Company also has established borrowing lines available from the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $18,774,419 as of December 31, 2015 and $12,493,890 as of December 31, 2014, representing an increase of $6,280,529. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $53,074,067 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $115,960,000 from the FHLB, as of December 31, 2015. Based on existing collateral, the Bank has the ability to borrow $30,591,000 from the Federal Reserve Bank as of December 31, 2015. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

CAPITAL REQUIREMENTS

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve's Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. The final rules modified or left unchanged the components of regulatory capital, which are: (i) "total capital", defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments; (ii) "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments; and (iii) "Tier 2 capital", which consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance.  The Federal Reserve also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio").

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Beginning January 1, 2016, the capital conservation buffer requirement will be phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Company’s Tier 1 capital position of $82,347,000 is 12.7% of average assets as of December 31, 2015. The Company has an excess of $56,462,000, $58,944,000, and $41,110,000 of required regulatory levels of tangible, core, and risk-based capital, respectively. In addition, under current regulatory guidelines, the Bank is classified as well capitalized. See also additional information provided under the caption “Regulatory Matters” in Note 1 of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2015 and 2014, the Bank had outstanding commitments to originate loans of approximately $4,218,000 and $2,483,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2015 and 2014, unused lines of credit to borrowers aggregated approximately $68,066,000 and $47,599,000 for commercial lines and $14,461,000 and $13,859,000 for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $12,135,000 and $15,965,000 as of December 31, 2015 and 2014, respectively. The commitments extend over varying periods of time.

In connection with the Company’s issuance of the Trust Preferred Securities and pursuant to two guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the Trust Preferred Securities to the extent each Trust does not have funds available.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2015. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$401,837	$401,837	$-	$-	$-
Time and brokered certificates of deposit	115,548	53,074	48,876	11,464	2,134
Other borrowings	-	-	-	-	-
FHLB and Federal Reserve advances	52,100	-	50,000	2,100	-
Subordinated debentures	15,465	-	-	-	15,465
Operating leases	484	130	227	114	13
Purchase obligations	-	-	-	-	-
Other long term obligations	229	229	-	-	-
Total	$585,663	$455,270	$99,103	$13,678	$17,612

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

Unlike most companies, the assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank’s assets and liabilities are critical to the maintenance of acceptable performance levels.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Notes to Consolidated Financial Statements in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET / LIABILITY MANAGEMENT

The responsibility of managing and executing the Bank’s Asset Liability Policy falls to the Bank’s Asset/ Liability Committee (ALCO.) ALCO seeks to manage interest rate risk so as to capture the highest net interest income, and to stabilize that net interest income, through changing interest rate environments. Management attempts to position the Bank’s instrument repricing characteristics in line with probable rate movements in order to minimize the impact of changing interest rates on the Bank’s net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank’s current net interest income may not be an indication of future net interest income.

The Bank has continued to emphasize the origination of commercial business and real estate, home equity, consumer and adjustable-rate, one- to four-family residential loans while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Management continually monitors the loan portfolio for the purpose of product diversification and over concentration.

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2015 and 2014, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $401,837,394 or 78% of its total deposits and $358,836,495 or 75% of total deposits, respectively. The weighted average rate paid on these accounts decreased 2 basis points from 0.32% on December 31, 2014 to 0.30% on December 31, 2015 primarily due to the Bank’s efforts to reprice its retail and business accounts during 2015.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2015 and 2014, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2015

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$67,444	$(9,841)	-13%	10.61%	-1.10%
+100	71,312	(5,973)	-8%	11.03%	-0.68%
NC	77,285	-	0%	11.72%	0.00%
-100	75,723	(1,562)	-2%	11.36%	-0.35%
-200	83,783	6,498	8%	12.38%	0.66%

12/31/2014

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$64,209	$(325)	-1%	10.39%	0.20%
+100	64,590	56	0%	10.33%	0.13%
NC	64,534	-	0%	10.19%	0.00%
-100	62,667	(1,867)	-3%	9.80%	-0.39%
-200	67,890	3,356	5%	10.53%	0.34%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. All EVE and earnings projections are based on a point in time static balance sheet.

Management cannot predict future interest rates or their effect on the Bank’s EVE in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as floating-rate loans, which represent the Bank’s primary loan product, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s loan portfolio could decrease in future periods due to refinancing activity if market interest rates remain constant or decrease in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Bank’s Board of Directors is responsible for reviewing the Bank’s asset and liability policies. The Bank’s management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank’s asset and liability goals and strategies. Management expects that the Bank’s asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

Item 8. Financial Statements and Supplementary Data

Guaranty Federal Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$3,561,272	$3,604,316
Interest-bearing deposits in other financial institutions	15,213,147	8,889,574
Cash and cash equivalents	18,774,419	12,493,890
Available-for-sale securities	97,292,487	86,467,985
Held-to-maturity securities	43,099	60,993
Stock in Federal Home Loan Bank, at cost	2,837,500	3,156,900
Mortgage loans held for sale	1,902,933	1,214,632
Loans receivable, net of allowance for loan losses at December 31, 2015 and 2014 - $5,811,940 and $6,588,597, respectively	491,001,907	486,586,636
Accrued interest receivable:
Loans	1,515,818	1,704,374
Investments and interest-bearing deposits	470,874	325,684
Prepaid expenses and other assets	3,525,032	4,530,191
Foreclosed assets held for sale	2,391,727	3,165,447
Premises and equipment, net	10,540,428	10,602,763
Bank owned life insurance	18,779,915	14,417,220
Income taxes receivable	528,828	320,416
Deferred income taxes	3,230,105	3,412,513
	$652,835,072	$628,459,644

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$517,385,695	$479,818,282
Federal Home Loan Bank and Federal Reserve Bank advances	52,100,000	60,350,000
Securities sold under agreements to repurchase	-	10,000,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	190,853	143,984
Accrued expenses and other liabilities	1,074,957	963,386
Accrued interest payable	196,102	242,145
	586,412,607	566,982,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Series A preferred stock, $0.01 par value; authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2015 and 2014 - 6,859,003 and 6,823,203 shares, respectively	685,900	682,320
Additional paid-in capital	50,441,464	50,366,546
Retained earnings, substantially restricted	53,258,126	48,549,691
Accumulated other comprehensive loss Unrealized loss on available-for-sale securities, net of income taxes; December 31, 2015 and 2014 - ($401,688) and ($263,358), respectively	(683,956)	(448,421)
	103,701,534	99,150,136

Treasury stock, at cost; December 31, 2015 and December 31, 2014 - 2,466,462 and 2,492,552 shares, respectively	(37,279,069)	(37,673,289)
	66,422,465	61,476,847
	$652,835,072	$628,459,644

 See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.

Consolidated Statements of Income

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
		Retrospectively Adjusted - Note 14	Retrospectively Adjusted - Note 14
Interest Income
Loans	$23,564,766	$23,254,863	$23,885,654
Investment securities	1,483,772	1,627,460	1,794,717
Other	141,096	131,991	175,127
	25,189,634	25,014,314	25,855,498
Interest Expense
Deposits	2,423,871	2,329,090	2,859,598
Federal Home Loan Bank advances	1,196,393	1,202,383	1,295,121
Subordinated debentures	538,785	533,207	537,178
Securities sold under agreements to repurchase	120,833	264,625	405,597
	4,279,882	4,329,305	5,097,494
Net Interest Income	20,909,752	20,685,009	20,758,004
Provision for Loan Losses	600,000	1,275,000	1,550,000
Net Interest Income After Provision for Loan Losses	20,309,752	19,410,009	19,208,004
Noninterest Income
Service charges	1,214,880	1,264,027	1,196,597
Gain on sale of investment securities	187,090	34,163	219,845
Gain on sale of mortgage loans held for sale	1,570,997	981,603	1,444,318
Gain on sale of Small Busines Administration loans	344,818	-	-
Gain on sale of state low-income housing tax credits	-	-	1,441,012
Net loss on foreclosed assets	(164,663)	(213,239)	(275,223)
Other income	1,499,589	1,351,910	1,292,922
	4,652,711	3,418,464	5,319,471
Noninterest Expense
Salaries and employee benefits	9,805,337	8,895,353	9,058,789
Occupancy	1,904,886	1,697,190	1,752,162
FDIC deposit insurance premiums	447,044	448,675	562,163
Prepayment penalty on repurchase agreements	463,992	-	1,510,000
Data processing	790,928	685,028	687,630
Advertising	525,000	425,004	425,004
Other expense	2,847,180	2,782,019	2,775,979
	16,784,367	14,933,269	16,771,727
Income Before Income Taxes	8,178,096	7,895,204	7,755,748
Provision for Income Taxes	2,461,329	2,112,508	2,516,041
Net Income	$5,716,767	$5,782,696	$5,239,707
Preferred Stock Dividends and Discount Accretion	-	357,210	794,520
Net Income Available to Common Shareholders	$5,716,767	$5,425,486	$4,445,187

Basic Income Per Common Share	$1.32	$1.35	$1.63
Diluted Income Per Common Share	$1.30	$1.33	$1.58

 See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
NET INCOME	$5,716,767	$5,782,696	$5,239,707
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(186,775)	3,300,555	(5,029,478)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(187,090)	(34,163)	(219,845)
Total other items in comprehensive income (loss)	(373,865)	3,266,392	(5,249,323)
Income tax expense (credit) related to other items of comprehensive income	(138,330)	1,208,565	(1,942,249)
Other comprehensive income (loss)	(235,535)	2,057,827	(3,307,074)
TOTAL COMPREHENSIVE INCOME	$5,481,232	$7,840,523	$1,932,633

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,716,767	$5,782,696	$5,239,707
Items not requiring (providing) cash:
Deferred income taxes	320,738	657,573	983,526
Depreciation	918,441	755,937	822,316
Provision for loan losses	600,000	1,275,000	1,550,000
Gain on sale of Small Business Administration loans	(344,818)	-	-
Gain on sale of mortgage loans held for sale and investment securities	(1,758,087)	(1,015,766)	(1,664,163)
Loss on sale of foreclosed assets	104,670	131,840	163,161
Gain on sale of state low-income housing tax credits	-	-	(1,441,012)
Amortization of deferred income, premiums and discounts, net	704,985	825,906	555,665
Stock award plans	285,589	242,189	254,508
Origination of loans held for sale	(56,515,986)	(34,694,993)	(49,231,796)
Proceeds from sale of loans held for sale	57,398,682	35,085,396	53,871,439
Increase in cash surrender value of bank owned life insurance	(362,695)	(373,523)	(386,217)
Changes in:
Prepaid FDIC deposit insurance premiums	-	-	1,438,636
Accrued interest receivable	43,366	(177,417)	202,728
Prepaid expenses and other assets	1,005,159	1,006,688	691,294
Accrued expenses and other liabilities	(69,305)	(185,259)	368,229
Income taxes receivable/payable	(208,412)	183,722	406,036
Net cash provided by operating activities	7,839,094	9,499,989	13,824,057

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(4,870,934)	(23,700,987)	(1,304,007)
Principal payments on held-to-maturity securities	17,894	18,169	101,880
Principal payments on available-for-sale securities	10,445,669	9,698,931	10,582,593
Purchase of available-for-sale securities	(55,150,017)	(40,823,180)	(53,316,013)
Proceeds from sales of available-for-sale securities	33,059,741	41,759,062	31,225,169
Proceeds from maturities of available-for-sale securities	-	3,151,000	10,250,000
Purchase of premises and equipment	(856,106)	(471,980)	(422,626)
Proceeds from sale of state low-income housing tax credits	-	-	1,441,012
Purchase of bank owned life insurance	(4,000,000)	-	-
(Purchase) redemption of Federal Home Loan Bank stock	319,400	(271,800)	920,400
Proceeds from sale of foreclosed assets held for sale	797,876	657,431	436,783
Net cash used in investing activities	(20,236,477)	(9,983,354)	(84,809)

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	$43,000,898	$(4,908,937)	$13,745,911
Net decrease in certificates of deposit	(5,433,485)	(2,591,720)	(26,441,687)
Net decrease in securities sold under agreements to repurchase	(10,000,000)	-	(15,000,000)
Proceeds from FHLB and Federal Reserve advances	-	8,000,000	3,000,000
Repayments of FHLB and Federal Reserve advances	(8,250,000)	(3,000,000)	(15,700,000)
Proceeds from issuance of common stock	-	15,814,312	-
Advances from (repayments to) borrowers for taxes and insurance	46,869	(5,684)	(3,199)
Repurchase of stock warrants	-	-	(2,003,250)
Redemption of preferred stock	-	(12,000,000)	-
Stock options exercised	187,129	210,870	9,408
Common and preferred cash dividends paid	(873,499)	(844,786)	(600,000)
Treasury stock purchased	-	-	(106,636)
Net cash provided by (used in) financing activities	18,677,912	674,055	(43,099,453)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,280,529	190,690	(29,360,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,493,890	12,303,200	41,663,405

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,774,419	$12,493,890	$12,303,200

Supplemental Cash Flows Information

Real estate acquired in settlement of loans	$190,026	$371,971	$705,070

Interest paid	$4,325,925	$4,337,521	$5,246,817

Income taxes paid, net of (refunds)	$1,445,000	$360,000	$241,000

Sale and financing of foreclosed assets held for sale	$61,200	$239,229	$812,877

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2015, 2014 and 2013

	Preferred Stock	Common Stock	Common Stock Warrants	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	11,789,276	678,180	1,377,811	58,267,529	(61,369,344)	39,324,292	800,826	50,868,570
Net income	-	-	-	-	-	5,239,707	-	5,239,707
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $1,942,249	-	-	-	-	-	-	(3,307,074)	(3,307,074)
Preferred stock discount accretion	194,514	-	-	-	-	(194,514)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	(600,000)	-	(600,000)
Common stock warrants repurchased	-	-	(1,377,811)	(625,439)	-	-	-	(2,003,250)
Stock award plans	-	-	-	3,713	250,795	-	-	254,508
Stock options exercised	-	180	-	9,228	-	-	-	9,408
Treasury stock purchased	-	-	-	-	(106,636)	-	-	(106,636)
Balance, December 31, 2013	11,983,790	678,360	-	57,655,031	(61,225,185)	43,769,485	(2,506,248)	50,355,233
Net income	-	-	-	-	-	5,782,696	-	5,782,696
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $1,208,565	-	-	-	-	-	-	2,057,827	2,057,827
Preferred stock redeemed	(12,000,000)	-	-	-	-	-	-	(12,000,000)
Preferred stock discount accretion	16,210	-	-	-	-	(16,210)	-	-
Preferred stock dividends (5%)	-	-	-	-	-	(338,000)	-	(338,000)
Dividends on common stock ($0.15 per share)	-	-	-	-	-	(648,280)	-	(648,280)
Stock award plans	-	-	-	(644,722)	886,911	-	-	242,189
Stock options exercised	-	3,960	-	206,910	-	-	-	210,870
Proceeds from issuance of common stock	-	-	-	(6,850,673)	22,664,985	-	-	15,814,312
Balance, December 31, 2014	-	682,320	-	50,366,546	(37,673,289)	48,549,691	(448,421)	61,476,847
Net income	-	-	-	-	-	5,716,767	-	5,716,767
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $138,330	-	-	-	-	-	-	(235,535)	(235,535)
Dividends on common stock ($0.23 per share)	-	-	-	-	-	(1,008,332)	-	(1,008,332)
Stock award plans	-	-	-	(108,631)	394,220	-	-	285,589
Stock options exercised	-	3,580	-	183,549	-	-	-	187,129
Balance, December 31, 2015	$-	$685,900	$-	$50,441,464	$(37,279,069)	$53,258,126	$(683,956)	$66,422,465

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company operates as a one-bank holding company. The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southwest Missouri. The Bank is subject to competition from other financial institutions. The Company and the Bank are also subject to the regulation of certain federal and state agencies and receive periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available-for-sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before a recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time a decline in value occurs. Forward commitments to sell mortgage loans are sometimes acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amounts of the loans sold, and are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

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

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements (in years)	35	-	40
Furniture and fixtures and vehicles (in years)	3	-	10

Bank Owned Life Insurance

Bank owned life insurance policies are carried at their cash surrender value. The Company recognizes tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required on December 31, 2015 and 2014, was $0 and $5,271,000, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gain (loss) on available-for-sale securities, unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income and unrealized gain (loss) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income.

Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2015 and 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Tier 1 (core) capital, and ratio to adjusted total assets
Bank	$78,635	12.2%	$25,844	4.0%	$32,305	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets
Bank	$78,635	13.4%	$35,105	6.0%	$46,806	8.0%

Total risk-based capital, and ratio to risk-weighted assets
Bank	$84,447	14.4%	$46,806	8.0%	$58,508	10.0%

Common equity tier 1 capital ratio to risk-weighted assets
Bank	$78,635	13.4%	$26,329	4.5%	$38,030	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014

Tier 1 (core) capital, and ratio to adjusted total assets
Company	$76,927	12.3%	$25,020	4.0%	n/a	n/a
Bank	$72,076	11.5%	$24,966	4.0%	$31,208	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets
Company	$76,927	14.7%	$20,928	4.0%	n/a	n/a
Bank	$72,076	13.8%	$20,914	4.0%	$31,371	6.0%

Total risk-based capital, and ratio to risk-weighted assets
Company	$83,463	16.0%	$41,856	8.0%	n/a	n/a
Bank	$78,612	15.0%	$41,828	8.0%	$52,285	10.0%

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2015 and 2014 the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

Segment Information

The principal business of the Company is overseeing the business of the Bank. The Company has no significant assets other than its investment in the Bank. The banking operation is the Company’s only reportable segment. The banking segment is principally engaged in the business of originating mortgage loans secured by one-to-four family residences, multi-family, construction, commercial and consumer loans. These loans are funded primarily through the attraction of deposits from the general public, borrowings from the Federal Home Loan Bank and brokered deposits. Selected information is not presented separately for the Company’s reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2015, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Net income available to common shareholders	$5,716,767	$5,425,486	$4,445,187
Weighted average common shares outstanding	4,333,418	4,006,461	2,733,969
Effect of dilutive securities	55,931	68,040	79,646
Weighted average diluted shares outstanding	4,389,349	4,074,501	2,813,615
Basic income per common share	$1.32	$1.35	$1.63
Diluted income per common share	$1.30	$1.33	$1.58

Stock options to purchase 88,500, 131,500 and 154,000 shares of common stock were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

NOTE 2:     SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Municipals	31,132,635	302,335	(85,808)	31,349,162
Corporates	3,965,719	-	(152,019)	3,813,700
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
	$98,378,132	$326,180	$(1,411,825)	$97,292,487

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
	$87,179,764	$437,845	$(1,149,624)	$86,467,985

Maturities of available-for-sale debt securities as of December 31, 2015:

	Amortized Cost	Approximate Fair Value
Within 1 year	$285,000	$285,359
1-5 years	4,726,452	4,701,831
5-10 years	16,144,447	16,134,279
After ten years	22,476,340	22,438,177
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	54,643,681	53,633,324
	$98,275,920	$97,192,970

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$43,099	$836	$-	$43,935

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
Debt Securities:
Government sponsored mortgage-backed securities	$60,993	$1,626	$-	$62,619

Maturities of held-to-maturity securities as of December 31, 2015:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$43,099	$43,935

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $52,095,842 and $52,907,065 as of December 31, 2015 and 2014, respectively.

Gross gains of $205,909, $320,888 and $418,990 and gross losses of $18,819, $286,725 and $199,145 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2015, 2014 and 2013, respectively. The tax effect of these net gains was $69,223, $12,640 and $81,343 in 2015, 2014 and 2013, respectively.

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

          No securities were written down for other-than-temporary impairment during the years ended December 31, 2015, 2014 and 2013.

          Certain other investments in debt and equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014, was $68,123,480 and $60,733,191, respectively, which is approximately 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	December 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,151	$(12,776)	$35,151	$(12,776)
U. S. government agencies	6,399,920	(83,965)	1,996,864	(53,136)	8,396,784	(137,101)
Municipals	6,167,019	(70,266)	715,410	(15,542)	6,882,429	(85,808)
Corporates	1,675,500	(79,708)	2,138,200	(72,311)	3,813,700	(152,019)
Government sponsored mortgage-backed securities and SBA loan pools	33,072,102	(493,865)	15,923,314	(530,256)	48,995,416	(1,024,121)
	$47,314,541	$(727,804)	$20,808,939	$(684,021)	$68,123,480	$(1,411,825)

	December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$34,618	$(13,310)	$34,618	$(13,310)
U. S. government agencies	-	-	10,256,773	(271,282)	10,256,773	(271,282)
Municipals	2,677,626	(7,692)	5,859,560	(62,481)	8,537,186	(70,173)
Government sponsored mortgage-backed securities and SBA loan pools	12,703,301	(70,049)	29,201,313	(724,810)	41,904,614	(794,859)
	$15,380,927	$(77,741)	$45,352,264	$(1,071,883)	$60,733,191	$(1,149,624)

NOTE 3:     LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2015 and 2014 include:

	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$98,257,417	$97,900,814
Multi-family	41,603,670	33,785,959
Real estate - construction	45,462,895	36,784,584
Real estate - commercial	208,824,573	215,605,054
Commercial loans	81,006,897	92,114,216
Consumer and other loans	21,991,881	17,246,437
Total loans	497,147,333	493,437,064
Less:
Allowance for loan losses	(5,811,940)	(6,588,597)
Deferred loan fees/costs, net	(333,486)	(261,831)
Net loans	$491,001,907	$486,586,636

Classes of loans by aging at December 31, 2015 and 2014 were as follows:

As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$168	$105	$273	$97,984	$98,257	$-
Multi-family	-	-	-	-	41,604	41,604	-
Real estate - construction	-	-	-	-	45,463	45,463	-
Real estate - commercial	-	-	1,079	1,079	207,745	208,824	-
Commercial loans	88	-	1,239	1,327	79,680	81,007	-
Consumer and other loans	2	8	-	10	21,982	21,992	-
Total	$90	$176	$2,423	$2,689	$494,458	$497,147	$-

As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$113	$428	$279	$820	$97,081	$97,901	$-
Multi-family	-	-	-	-	33,786	33,786	-
Real estate - construction	-	-	-	-	36,785	36,785	-
Real estate - commercial	-	-	-	-	215,605	215,605	-
Commercial loans	-	-	227	227	91,887	92,114	-
Consumer and other loans	23	35	-	58	17,188	17,246	-
Total	$136	$463	$506	$1,105	$492,332	$493,437	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2015	2014
Real estate - residential mortgage:
One to four family units	$2,272,535	$911,240
Multi-family	-	-
Real estate - construction	8,079,807	2,892,772
Real estate - commercial	1,240,909	459,823
Commercial loans	2,149,333	1,026,772
Consumer and other loans	12,891	-
Total	$13,755,475	$5,290,607

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2015, 2014 and 2013:

As of December 31, 2015
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	1,139	(466)	-	50	(576)	117	336	$600
Losses charged off	(1,233)	-	(99)	-	-	(119)	-	$(1,451)
Recoveries	10	-	20	-	4	40	-	$74
Balance, end of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

As of December 31, 2014
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(651)	(157)	21	(82)	2,388	14	(258)	$1,275
Losses charged off	(411)	(9)	(127)	-	(2,018)	(150)	-	$(2,715)
Recoveries	5	99	9	-	65	49	-	$227
Balance, end of year	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Ending balance: individually evaluated for impairment	$376	$158	$36	$-	$203	$12	$-	$785
Ending balance: collectively evaluated for impairment	$954	$1,834	$864	$127	$1,751	$173	$101	$5,804
Loans:
Ending balance: individually evaluated for impairment	$2,893	$460	$847	$-	$1,027	$801	$-	$6,028
Ending balance: collectively evaluated for impairment	$33,892	$215,145	$97,054	$33,786	$91,087	$16,445	$-	$487,409

As of December 31, 2013
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,525	$2,517	$1,316	$284	$1,689	$255	$154	$8,740
Provision charged to expense	691	(181)	(203)	(75)	988	125	205	$1,550
Losses charged off	(879)	(277)	(139)	-	(1,268)	(164)	-	$(2,727)
Recoveries	50	-	23	-	110	56	-	$239
Balance, end of year	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Ending balance: individually evaluated for impairment	$890	$-	$8	$-	$601	$102	$-	$1,601
Ending balance: collectively evaluated for impairment	$1,497	$2,059	$989	$209	$918	$170	$359	$6,201
Loans:
Ending balance: individually evaluated for impairment	$4,530	$3,663	$886	$-	$6,776	$316	$-	$16,171
Ending balance: collectively evaluated for impairment	$38,736	$175,417	$92,912	$46,188	$85,946	$16,987	$-	$456,186

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC-310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following summarizes impaired loans as of and for the years ended December 31, 2015 and 2014:

As of December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,272	$2,272	$-	$1,270	$3
Multi-family	-	-	-	-	-
Real estate - construction	5,730	5,730	-	1,636	-
Real estate - commercial	1,241	1,241	-	234	-
Commercial loans	1,538	1,538	-	665	-
Consumer and other loans	904	904	-	88	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$228	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,350	4,838	540	3,255	-
Real estate - commercial	-	-	-	-	-
Commercial loans	611	914	312	616	-
Consumer and other loans	84	84	13	118	-
Total
Real estate - residential mortgage:
One to four family units	$2,272	$2,272	$-	$1,498	$3
Multi-family	-	-	-	-	-
Real estate - construction	8,080	10,568	540	4,891	-
Real estate - commercial	1,241	1,241	-	234	-
Commercial loans	2,149	2,452	312	1,281	-
Consumer and other loans	988	988	13	206	1
Total	$14,730	$17,521	$865	$8,110	$4

As of December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$632	$632	$-	$692	$2
Multi-family	-	-	-	35	-
Real estate - construction	74	74	-	84	-
Real estate - commercial	-	-	-	204	-
Commercial loans	341	341	-	1,924	198
Consumer and other loans	-	-	-	-	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$279	$279	$36	$322	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,819	4,074	376	3,554	-
Real estate - commercial	460	460	158	441	-
Commercial loans	685	988	203	1,175	-
Consumer and other loans	91	91	12	234	-
Total
Real estate - residential mortgage:
One to four family units	$911	$911	$36	$1,014	$2
Multi-family	-	-	-	35	-
Real estate - construction	2,893	4,148	376	3,638	-
Real estate - commercial	460	460	158	645	-
Commercial loans	1,026	1,329	203	3,099	198
Consumer and other loans	91	91	12	234	-
Total	$5,381	$6,939	$785	$8,665	$200

Interest of approximately $46,000 was recognized on average impaired loans of $17,244,000 for the year ended December 31, 2013.

At December 31, 2015, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The Bank considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Bank include the debtor’s ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by the Bank generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a reduction of the face amount or maturity amount of the debt as stated in the original loan, (iv) a temporary period of interest-only payments, (v) a reduction in accrued interest, and (vi) an extension of amortization.

The following summarizes information regarding new troubled debt restructurings by class:

	2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	7	$1,345,358	$1,345,358
Multi-family	-	-	-
Real estate - construction	5	6,889,044	5,655,969
Real estate - commercial	1	161,491	161,491
Commercial loans	3	750,849	771,557
Consumer and other loans	-	-	-
Total	16	$9,146,742	$7,934,375

	2014
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	1	$287,500	$287,500
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	2	831,026	831,026
Consumer and other loans	-	-	-
Total	3	$1,118,526	$1,118,526

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $239,724 and resulted in charge offs of $1,233,075 and $303,345 during the years ended December 31, 2015 and 2014, respectively.

The following presents the troubled debt restructurings by type of modification:

	2015
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$1,345,358	$1,345,358
Multi-family	-	-	-	-
Real estate - construction	-	-	5,655,969	5,655,969
Real estate - commercial	-	-	161,491	161,491
Commercial loans	-	310,500	461,057	771,557
Consumer and other loans	-	-	-	-
Total	$-	$310,500	$7,623,875	$7,934,375

	2014
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$287,500	$287,500
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	831,026	831,026
Consumer and other loans	-	-	-	-
Total	$-	$-	$1,118,526	$1,118,526

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2015 and 2014:

As of December 31, 2015
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$37,383	$198,230	$91,267	$41,604	$73,407	$21,775	$463,666
Special Mention	-	3,657	3,319	-	2,267	-	9,243
Substandard	8,080	6,937	3,671	-	4,730	217	23,635
Doubtful	-	-	-	-	603	-	603
Total	$45,463	$208,824	$98,257	$41,604	$81,007	$21,992	$497,147

As of December 31, 2014
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$27,370	$207,311	$94,129	$33,786	$78,197	$17,015	$457,808
Special Mention	6,522	5,076	2,501	-	10,273	-	24,372
Substandard	2,893	2,758	1,271	-	3,644	231	10,797
Doubtful	-	460	-	-	-	-	460
Total	$36,785	$215,605	$97,901	$33,786	$92,114	$17,246	$493,437

The weighted average interest rate on loans as of December 31, 2015 and 2014 was 4.87% and 5.09%, respectively.

The Bank serviced mortgage loans for others amounting to $64,220 and $94,214 as of December 31, 2015 and 2014, respectively. The Bank serviced commercial loans for others amounting to $7,629,058 and $4,672,175 as of December 31, 2015 and 2014, respectively.

NOTE 4:     PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2015	2014
Land	$2,250,789	$2,250,789
Buildings and improvements	11,791,945	11,805,406
Automobile	25,115	25,115
Furniture, fixtures and equipment	10,746,555	9,876,988
Leasehold improvements	271,799	271,799
	25,086,203	24,230,097
Less accumulated depreciation	(14,545,775)	(13,627,334)
Net premises and equipment	$10,540,428	$10,602,763

Depreciation expense was $918,441, $755,937 and $822,316 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 5:     BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. In December 2015, the Company purchased an additional $4,000,000 of single premium life insurance on key members of management with the purpose of partially offsetting the Company’s employee benefit costs as a whole. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2015 and 2014 was $18,779,915 and $14,417,220, respectively.

NOTE 6:     INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. Effective January 2015, the investments are accounted for under the proportional amortization method (see Note 14: New Accounting Pronouncements for further discussion) if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum 15 year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2015 and 2014, the net carrying values of the Company’s investments in these entities was $2,688,704 and $3,574,183, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received income tax credits of $1,221,394, $1,221,394 and $1,221,394 during 2015, 2014 and 2013, respectively. Amortization of the investment costs was $885,478 during each of the fiscal years 2015, 2014 and 2013.

NOTE 7:     DEPOSITS

Deposits are comprised of the following at December 31, 2015 and 2014:

			December 31, 2015			December 31, 2014
			Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Demand			0.00%	$67,897,263	13.1%	0.00%	$51,707,667	10.8%
NOW			0.31%	137,472,955	26.6%	0.34%	111,561,440	23.3%
Money market			0.42%	170,602,458	33.0%	0.43%	171,948,057	35.8%
Savings			0.20%	25,864,718	5.0%	0.20%	23,619,332	4.9%
			0.30%	401,837,394	77.7%	0.32%	358,836,496	74.8%
Certificates:
0%	-	1.99%	0.90%	114,204,316	22.0%	0.84%	117,499,869	24.5%
2.00%	-	3.99%	2.17%	1,343,985	0.3%	2.27%	3,481,917	0.7%
			0.91%	115,548,301	22.3%	0.88%	120,981,786	25.2%
Total Deposits			0.44%	$517,385,695	100.0%	0.47%	$479,818,282	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $63,442,000 and $64,768,000, as of December 31, 2015 and 2014, respectively.

A summary of certificates of deposit by maturity as of December 31, 2015, is as follows:

2016	$53,074,067
2017	38,417,990
2018	10,457,935
2019	7,145,767
2020	4,318,298
Thereafter	2,134,244
$115,548,301

A summary of interest expense on deposits is as follows:

	Years ended
	December 31,
	2015	2014	2013

NOW and Money Market accounts	$1,276,808	$1,242,158	$1,521,465
Savings accounts	49,467	49,071	53,647
Certificate accounts	1,102,928	1,050,081	1,295,864
Early withdrawal penalties	(5,332)	(12,220)	(11,378)
	$2,423,871	$2,329,090	$2,859,598

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $45,794,000 and $50,331,000 as of December 31, 2015 and 2014, respectively.

NOTE 8:     BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

	December 31, 2015		December 31, 2014

Maturity Date	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	-	0.00%	8,250,000	0.41%
2018	50,000,000	2.14%	50,000,000	2.14%
2019	2,100,000	4.87%	2,100,000	4.87%
	$52,100,000	2.25%	$60,350,000	2.00%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $116.0 million from the FHLB, as of December 31, 2015.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $30.6 million as of December 31, 2015. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2015 and 2014.

Securities Sold Under Agreements to Repurchase

In January 2008, the Company borrowed $30.0 million under three structured repurchase agreements. Interest was based on a fixed weighted average rate of 2.65% until maturity in January 2018. Beginning in February 2010, the counterparty, Barclay’s Capital, Inc., had the option to terminate the agreements on a quarterly basis until maturity.

Prior to the stated maturity date, the Company paid off one of these agreements in the amount $15.0 million in May 2013 and another agreement in the amount of $5.0 million in November 2011.

In June 2015, the Company executed a structured transaction in order to pay off the remaining $10.0 million, prior to its stated maturity date, incurring a prepayment penalty of $463,992.

NOTE 9:     SUBORDINATED DEBENTURES

During 2005, the Company formed two wholly owned grantor trust subsidiaries, Guaranty Statutory Trust I and Guaranty Statutory Trust II, to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of the preferred securities in notes of the Company. Trust I issued $5,000,000 of preferred securities and Trust II issued $10,000,000 of preferred securities. The sole assets of Trust I were originally $5,155,000 aggregate principal amount of the Company’s fixed rate subordinated debenture notes due 2036, which were redeemable beginning in 2011. The sole assets of Trust II were originally $10,310,000 aggregate principal amount of the Company’s fixed/variable rate subordinated debenture notes due 2036, which were redeemable beginning in 2011. Trust II subordinated debenture notes bear interest at a fixed rate for five years and thereafter at a floating rate based on LIBOR. The preferred securities qualify as either Tier I or Tier II capital for regulatory purposes, subject to certain limitations.

NOTE 10:     INCOME TAXES

As of December 31, 2015 and 2014, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,878,000 as of both December 31, 2015 and 2014.

The provision for income taxes consists of:

	Years Ended
	December 31,
	2015	2014	2013

Taxes currently payable	$2,140,591	$1,445,947	$1,532,515
Deferred income taxes	320,738	666,561	983,526
	$2,461,329	$2,112,508	$2,516,041

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2015 and 2014 balance sheets are:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Allowances for loan losses	$1,976,060	$2,240,123
Writedowns on foreclosed assets held for sale	773,652	781,870
Deferred loan fees/costs	123,390	96,877
Unrealized depreciation on available-for-sale securities	401,688	263,358
Other	446,122	421,873
	3,720,912	3,804,101
Deferred tax liabilities:
FHLB stock dividends	(51,713)	(52,455)
Accumulated depreciation	(368,245)	(268,503)
Other	(70,849)	(70,630)
	(490,807)	(391,588)
Net deferred tax asset	$3,230,105	$3,412,513

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,

	2015	2014		2013
Computed at statutory rate	34.0%	34.0%		34.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(4.8% )	(4.8%	)	(4.8% )
Cash surrender value of life insurance	(1.5% )	(1.6%	)	(2.0% )
Other	2.4%	(0.8%	)	5.2%
Actual effective rate	30.1%	26.8%		32.4%

NOTE 11:     DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1:      Quoted prices in active markets for identical assets or liabilities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale securities: Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. government agencies, municipals, U.S. corporate and government sponsored mortgage-backed securities. The Company has no Level 3 securities.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014 (dollar amounts in thousands):

As of December 31, 2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities:
Other	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	8,397	-	8,397
Municipals	-	31,349	-	31,349
Corporates	-	3,814	-	3,814
Government sponsored mortgage-backed securities and SBA loan pools	-	53,633	-	53,633
Available-for-sale securities	$99	$97,193	$-	$97,292

As of December 31, 2014
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities:
Other	$105	$-	$-	$105
Debt securities:
U.S. government agencies	-	10,257	-	10,257
Municipals	-	15,590	-	15,590
Government sponsored mortgage-backed securities and SBA loan pools	-	60,516	-	60,516
Available-for-sale securities	$105	$86,363	$-	$86,468

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2015	$-	$-	$12,923	$12,923
December 31, 2014	$-	$-	$4,076	$4,076

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2015	$-	$-	$-	$-
December 31, 2014	$-	$-	$354	$354

There were no transfers between valuation levels for any asset during the years ended December 31, 2015 or 2014. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,000	Market Comparable	Discount to reflect realizable value	0%	-	23%	(4%)
Impaired loans	$7,923	Discounted Cash flow	Discount rate	0%	-	51%	(4%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value			0%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and cash equivalents, interest-bearing deposits and Federal Home Loan Bank stock

The carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

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

Federal Home Loan Bank and Federal Reserve advances and securities sold under agreements to repurchase

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

Commitments to originate loans, letters of credit and lines of credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$18,774,419	$18,774,419	1	$12,493,890	$12,493,890	1
Held-to-maturity securities	43,099	43,935	2	60,993	62,619	2
Federal Home Loan Bank stock	2,837,500	2,837,500	2	3,156,900	3,156,900	2
Mortgage loans held for sale	1,902,933	1,902,933	2	1,214,632	1,214,632	2
Loans, net	491,001,907	495,207,798	3	486,586,636	487,244,753	3
Interest receivable	1,986,692	1,986,692	2	2,030,058	2,030,058	2
Financial liabilities:
Deposits	517,385,695	511,225,380	2	479,818,282	476,519,750	2
FHLB and Federal Reserve advances	52,100,000	53,227,960	2	60,350,000	61,615,252	2
Securities sold under agreements to repurchase	-	-	2	10,000,000	10,371,866	2
Subordinated debentures	15,465,000	15,465,000	3	15,465,000	15,465,000	3
Interest payable	196,102	196,102	2	242,145	242,145	2
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

NOTE 12:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote regarding loans.

NOTE 13:     EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2015, restricted stock for 2,966 shares of Common Stock has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2015, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

In addition, the Company established four stock option plans for the benefit of certain directors, officers and employees of the Company and its subsidiary. A committee of the Company’s Board of Directors administers the plans. The stock options under these plans may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Company or its subsidiary. The option price must not be less than the market value of the Company stock on the date of grant. All options expire no later than ten years from the date of grant. The options vest at the rate of 20% per year over a five-year period.

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2013	174,500	167,000	$16.38
Granted	-	-	-
Exercised	(1,800)	-	5.23
Forfeited	(4,600)	(46,000)	15.86
Balance outstanding as of December 31, 2013	168,100	121,000	16.54
Granted	-	-	-
Exercised	(25,100)	(14,500)	5.33
Forfeited	(2,700)	(24,000)	19.03
Balance outstanding as of December 31, 2014	140,300	82,500	18.23
Granted	-	-	-
Exercised	(10,800)	(25,000)	5.22
Forfeited	(38,000)	-	25.19
Balance outstanding as of December 31, 2015	91,500	57,500	$19.58
Options exercisable as of December 31, 2015	91,500	57,500	$19.58

Restricted Stock

	Number of shares	Weighted Average Grant- Date Fair Value
Balance of shares non-vested as of January 1, 2013	27,313	$7.30
Granted	17,326	7.17
Vested	(16,576)	7.00
Forfeited	(434)	7.25
Balance of shares non-vested as of December 31, 2013	27,629	7.39
Granted	34,562	10.99
Vested	(31,688)	8.55
Forfeited	-	-
Balance of shares non-vested as of December 31, 2014	30,503	10.26
Granted	28,951	14.78
Vested	(15,083)	11.64
Forfeited	(894)	12.26
Balance of shares non-vested as of December 31, 2015	43,477	$12.75

As of December 31, 2015, total outstanding stock options of 149,000 had a remaining contractual life of 2.27 years.

The total intrinsic value of outstanding stock options was $565,025 and $727,827 at December 31, 2015 and 2014, respectively. The total intrinsic value of outstanding exercisable stock options was $565,025 and $651,781 at December 31, 2015 and 2014, respectively. The total fair value of share awards vested was $143,350 and $361,517 during 2015 and 2014, respectively.

In February 2015 and 2014 and January 2013, the Company granted restricted stock to directors that was fully vested and thus, expensed in full during the year ended December 31, 2015, 2014 and 2013, respectively. The amount expensed of $122,476, $122,538 and $116,032 for 2015, 2014 and 2013, respectively, represents 8,281, 11,242 and 16,576 shares of common stock at a market price of $14.79, $10.90 and $7.00, respectively, at the date of grant. In June 2015, the Company granted 966 shares of restricted stock to directors that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The amount expensed during 2015 was $2,434.

During 2015, the Company granted 19,704 shares of restricted stock to officers that have a cliff vesting at the end of three years. During 2014, the Company granted 23,320 shares of restricted stock to officers that have a cliff vesting at the end of three years. During 2012, the Company granted 27,313 shares of restricted stock to officers that have a cliff vesting at the end of two years, except the CEO, who has a three year cliff vesting. The expense is being recognized over the applicable vesting period. The amount expensed during 2015, 2014 and 2013 was $176,644, $102,099 and $89,357, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards and stock options. Expense recognized for the years ended December 31, 2015, 2014 and 2013 was $297,295, $254,340 and $254,508, respectively. As of December 31, 2015, there was $310,639 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting periods.

NOTE 14: NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2015, the Company adopted FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. The ASU impacts the Company’s accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The Company does have significant investments in such qualified affordable housing projects that meet the conditions for utilizing the proportional amortization method. As a result of the Company’s adoption of this ASU, the investment amortization expense of $885,480 for the years ended December 31, 2014 and 2013 which was included in Other Non-interest Expense in the Condensed Consolidated Statements of Income, is now included in Provision for Income Taxes in the Condensed Consolidated Statements of Income.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category, and clarifies the need for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

NOTE 15:     PREFERRED STOCK AND COMMON STOCK WARRANT

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

NOTE 16: COMMON STOCK OFFERING

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

NOTE 17:     OTHER EXPENSES

Other expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013
Directors compensation	$216,770	$215,465	$243,410
Outside services	75,000	96,660	111,332
Legal expense	275,657	246,545	431,519
Deposit expense	77,862	67,710	84,942
Office supplies	74,798	77,909	74,516
Telephone	141,674	118,268	116,661
Postage	155,901	149,379	153,753
Insurance	113,341	106,139	87,758
Supervisory exam	51,433	57,359	55,234
Accounting	171,759	217,280	223,517
Organization dues	137,723	146,845	124,454
Loan expense	397,438	269,016	310,853
Contributions	52,500	50,004	40,000
ATM expense	238,744	253,457	228,547
Other operating	666,580	709,983	489,483

	$2,847,180	$2,782,019	$2,775,979

NOTE 18:     RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2015	2014	2013

Balance, beginning of year	$4,409,644	$6,483,503	$6,095,008
New Loans	-	394,269	782,681
Repayments	(463,023)	(2,468,128)	(394,186)

Balance, end of year	$3,946,621	$4,409,644	$6,483,503

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 19:     COMMITMENTS AND CREDIT RISK

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

As of December 31, 2015 and 2014, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $4,218,000 and $2,483,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Bank be obligated to perform under the standby letters of credit, the Bank may seek recourse from the customer for reimbursement of amounts paid.

The Bank had total outstanding standby letters of credit amounting to $12,135,000 and $15,965,000 as of December 31, 2015 and 2014, respectively, with terms ranging from 1 year to 5 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2015 and 2014, these letters of credit aggregated approximately $20,028,000 and $23,884,000.

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

As of December 31, 2015 and 2014, unused lines of credit to borrowers aggregated approximately $68,066,000 and $47,599,000, respectively, for commercial lines and $14,461,000 and $13,859,000, respectively, for open-end consumer lines.

NOTE 20:     CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2015 and 2014, and statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2015	2014
Assets
Cash	$3,642,158	$3,882,370
Available-for-sale securities	99,517	105,024
Investment in subsidiary	77,953,486	71,626,420
Investment in Capital Trust I & II	465,000	465,000
Prepaid expenses and other assets	13,894	15,954
Refundable income taxes	119,379	1,216,032
Deferred income taxes	9,985	7,947
	$82,303,419	$77,318,747
Liabilities
Subordinated debentures	$15,465,000	$15,465,000
Accrued expenses and other liabilities	409,054	370,000
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	685,900	682,320
Additional paid-in capital	50,441,464	50,366,546
Retained earnings	53,258,126	48,549,691
Unrealized loss on available-for-sale securities, net	(683,956)	(448,421)
Treasury stock	(37,279,069)	(37,673,289)
	$82,303,419	$77,318,747

Condensed Statements of Income	Years ended December 31,
	2015	2014	2013

Income
Dividends from subsidiary bank	$-	$-	$4,003,250
Interest income:
Other	16,200	16,069	16,152
	16,200	16,069	4,019,402
Expense
Interest expense:
Related party	538,785	533,207	537,178
Other	734,780	765,848	815,865
	1,273,565	1,299,055	1,353,043
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	(1,257,365)	(1,282,986)	2,666,359
Credit for income taxes	(415,000)	(399,000)	(412,000)
Income (loss) before equity in undistributed earnings of subsidiaries	(842,365)	(883,986)	3,078,359
Equity in undistributed income of subsidiaries	6,559,132	6,666,682	2,161,348
Net income	$5,716,767	$5,782,696	$5,239,707

Condensed Statements of Cash Flows	Years ended December 31,
	2015	2014	2013

Cash Flows From Operating Activities

Net income	$5,716,767	$5,782,696	$5,239,707
Items not requiring (providing) cash:
Equity in undistributed income of subsidiaries	(6,559,132)	(6,666,682)	(2,161,349)
Deferred income taxes	-	(17,976)	-
Stock award plan expense	285,589	242,189	254,508
Changes in:
Prepaid expenses and other assets	2,060	157,745	(138,119)
Income taxes payable/refundable	1,096,653	326,287	(390,000)
Accrued expenses	(95,779)	55,519	8,723
Net cash provided by (used in) operating activities	446,158	(120,222)	2,813,470

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	15,814,312	-
Stock options exercised	187,129	210,870	9,408
Cash dividends paid on common and preferred stock	(873,499)	(844,786)	(600,000)
Treasury stock purchased	-	-	(106,636)
Repayment of advances from subsidiary	-	-	27,695
Repurchase of stock warrants	-	-	(2,003,250)
Redemption of preferred stock	-	(12,000,000)	-
Net cash provided by (used in) financing activities	(686,370)	3,180,396	(2,672,783)

Increase (Decrease) in cash	(240,212)	3,060,174	140,687

Cash, beginning of year	3,882,370	822,196	681,509

Cash, end of year	$3,642,158	$3,882,370	$822,196

Statements of Comprehensive Income	Years ended December 31,
	2015	2014	2013
NET INCOME	$5,716,767	$5,782,696	$5,239,707
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(5,507)	5,718	28,392
Income tax expense related to other items of comprehensive income	2,038	2,117	10,505
Other comprehensive income (loss)	(7,545)	3,601	17,887
Comprehensive income (loss) of Bank	(227,990)	2,054,226	(3,324,961)
TOTAL COMPREHENSIVE INCOME	$5,481,232	$7,840,523	$1,932,633

NOTE 21:     UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2015, Quarter ended
	Mar-15	Jun-15	Sep-15	Dec-15
Interest income	$6,287,637	$6,386,510	$6,229,091	$6,286,396
Interest expense	1,091,690	1,112,376	1,046,661	1,029,155
Net interest income	5,195,947	5,274,134	5,182,430	5,257,241
Provision for loan losses	150,000	-	200,000	250,000
Gain on loans and investment securities	385,863	857,664	469,767	389,611
Other noninterest income, net	615,846	654,089	693,782	586,089
Noninterest expense	4,129,675	4,551,780	4,105,593	3,997,319
Income before income taxes	1,917,981	2,234,107	2,040,386	1,985,622
Provision for income taxes	588,437	696,158	621,751	554,983
Net income available to common shareholders	$1,329,544	$1,537,949	$1,418,635	$1,430,639
Basic income per common share	$0.31	$0.35	$0.33	$0.33
Diluted income per common share	$0.30	$0.35	$0.32	$0.33

	Year Ended December 31, 2014, Quarter ended
	Mar-14	Jun-14	Sep-14	Dec-14
Interest income	$6,360,064	$6,037,583	$6,147,059	$6,469,608
Interest expense	1,100,897	1,060,346	1,086,163	1,081,899
Net interest income	5,259,167	4,977,237	5,060,896	5,387,709
Provision for loan losses	200,000	325,000	450,000	300,000
Gain on loans and investment securities	188,666	258,270	248,413	320,417
Other noninterest income, net	629,027	604,225	618,972	550,474
Noninterest expense	4,344,604	3,882,983	3,851,068	3,740,093
Income before income taxes	1,532,256	1,631,749	1,627,213	2,218,507
Provision for income taxes	230,830	293,066	266,730	436,403
Net income	1,301,426	1,338,683	1,360,483	1,782,104
Preferred stock dividends and discount accretion	246,210	111,000	-	-
Net income available to common shareholders	$1,055,216	$1,227,683	$1,360,483	$1,782,104
Basic income per common share	$0.33	$0.29	$0.32	$0.41
Diluted income per common share	$0.33	$0.28	$0.31	$0.41

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Federal Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri

March 25, 2016

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

The following table sets forth information as of December 31, 2015 with respect to equity plans under which shares of the Company’s common stock may be issued:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	149,000	$19.58	247,034

Equity compensation plans not approved by security holders	-	-	-

Totals	149,000	$19.58	247,034

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

PART IV

Item 15. Exhibits and Financial Schedules

1.	Financial Statements

The following consolidated financial statements and the report of independent registered public accounting firm are filed as part of this report under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this Report or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

3(i).1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(i).2	Certificate of Designations for the Series A Preferred Stock (21)
3(ii)	Bylaws of Guaranty Federal Bancshares, Inc., as amended (7)
3.1	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Guaranty Federal Bancshares, Inc. (24)
4.1	Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
4.2	Form of Certificate for the Series A Preferred Stock (22)
4.3	Warrant to Purchase Common Stock (23)

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

10.22	Written Description of 2015 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(23)
10.23	Guaranty Federal Bancshares, Inc. 2015 Equity Plan *(25)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

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

(8)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.

(9)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(10)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(15)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(16)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(17)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(18)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(19)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(22)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.
(23)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 3, 2015 and incorporated herein by reference.
(24)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 3, 2015 and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 25, 2016	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer and Director (Principal Executive Officer)		Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer (Principal Accounting and Financial Officer)		Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ John Griesemer	By:	/s/ Don M. Gibson
	John Griesemer		Don M. Gibson
	Director		Chairman of the Board and Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ David T. Moore	By:	/s/ James L. Sivils, III
	David T. Moore		James L. Sivils, III
	Director		Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ Kurt D. Hellweg	By:	/s/ Greg A. Horton
	Kurt D. Hellweg		Greg A. Horton
	Director		Director
Date:	March 25, 2016	Date:	March 25, 2016