Form 10-Q
period 2016-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2016-05-11
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2016
Common Stock, Par Value $0.10 per share	4,432,220 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	3/31/16	12/31/15
ASSETS
Cash and due from banks	$8,405,508	$3,561,272
Interest-bearing deposits in other financial institutions	9,216,363	15,213,147
Cash and cash equivalents	17,621,871	18,774,419
Available-for-sale securities	103,724,659	97,292,487
Held-to-maturity securities	38,781	43,099
Stock in Federal Home Loan Bank, at cost	2,867,000	2,837,500
Mortgage loans held for sale	1,517,016	1,902,933
Loans receivable, net of allowance for loan losses of March 31, 2016 - $6,185,231 - December 31, 2015 - $5,811,940	490,064,640	491,001,907
Accrued interest receivable:
Loans	1,357,526	1,515,818
Investments and interest-bearing deposits	412,401	470,874
Prepaid expenses and other assets	3,540,286	3,525,032
Foreclosed assets held for sale	2,351,021	2,391,727
Premises and equipment, net	10,520,477	10,540,428
Bank owned life insurance	18,902,969	18,779,915
Deferred and receivable income taxes	3,154,013	3,758,933
	$656,072,660	$652,835,072
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$519,063,768	$517,385,695
Federal Home Loan Bank advances	52,100,000	52,100,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	244,960	190,853
Accrued expenses and other liabilities	990,212	1,074,957
Accrued interest payable	190,573	196,102
	588,054,513	586,412,607

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2016 and December 31, 2015 - 6,874,003 and 6,859,003 shares, respectively	687,400	685,900
Additional paid-in capital	50,243,104	50,441,464
Retained earnings, substantially restricted	54,180,138	53,258,126
Accumulated other comprehensive income (loss)
Unrealized loss on available-for-sale securities, net of income taxes	(174,993)	(683,956)
	104,935,649	103,701,534
Treasury stock, at cost; March 31, 2016 and December 31, 2015 - 2,442,533 and 2,466,462 shares, respectively	(36,917,502)	(37,279,069)
	68,018,147	66,422,465
	$656,072,660	$652,835,072

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	3/31/2016	3/31/2015

Interest Income
Loans	$5,701,892	$5,904,566
Investment securities	457,851	353,050
Other	45,302	30,021
	6,205,045	6,287,637
Interest Expense
Deposits	584,817	594,929
FHLB and Federal Reserve advances	301,164	298,806
Subordinated debentures	139,430	132,861
Other	-	65,094
	1,025,411	1,091,690
Net Interest Income	5,179,634	5,195,947
Provision for Loan Losses	375,000	150,000
Net Interest Income After
Provision for Loan Losses	4,804,634	5,045,947
Noninterest Income
Service charges	265,969	281,359
Gain on sale of investment securities	51,030	6,797
Gain on sale of loans	419,426	328,113
Net loss on foreclosed assets	(10,708)	(11,099)
Other income	383,105	345,586
	1,108,822	950,756
Noninterest Expense
Salaries and employee benefits	2,550,932	2,453,092
Occupancy	444,701	473,227
FDIC deposit insurance premiums	116,850	106,760
Data processing	215,130	192,481
Advertising	131,250	131,250
Other expense	650,613	721,912
	4,109,476	4,078,722
Income Before Income Taxes	1,803,980	1,917,981
Provision for Income Taxes	527,375	588,437
Net Income Available to Common Shareholders	$1,276,605	$1,329,544

Basic Income Per Common Share	$0.29	$0.31
Diluted Income Per Common Share	$0.29	$0.30

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	3/31/2016	3/31/2015
NET INCOME	$1,276,605	$1,329,544
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	858,906	787,310
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(51,030)	(6,797)
Total other items of comprehensive income	807,876	780,513
Income tax expense related to other items of comprehensive income	298,913	288,790
Other comprehensive income	508,963	491,723
TOTAL COMPREHENSIVE INCOME	$1,785,568	$1,821,267

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	$685,900	$50,441,464	$(37,279,069)	$53,258,126	$(683,956)	$66,422,465
Net income	-	-	-	1,276,605	-	1,276,605
Change in unrealized gain on available-for-sale securities, net of income taxes	-	-	-	-	508,963	508,963
Dividends on common stock ($0.08 per share)	-	-	-	(354,593)	-	(354,593)
Stock award plans	-	(274,710)	361,567	-	-	86,857
Stock options exercised	1,500	76,350	-	-	-	77,850
Balance, March 31, 2016	$687,400	$50,243,104	$(36,917,502)	$54,180,138	$(174,993)	$68,018,147

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	3/31/2016	3/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,276,605	$1,329,544
Items not requiring (providing) cash:
Deferred income taxes	(98,991)	(76,071)
Depreciation	204,063	218,488
Provision for loan losses	375,000	150,000
Gain on loans and investment securities	(470,456)	(385,863)
Amortization of deferred income, premiums and discounts	36,188	192,568
Stock award plan expense	86,857	151,218
Origination of loans held for sale	(13,234,230)	(13,122,754)
Proceeds from sale of loans held for sale	13,970,021	13,298,746
Increase in cash surrender value of bank owned life insurance	(123,054)	(90,436)
Changes in:
Accrued interest receivable	216,765	201,224
Prepaid expenses and other assets	(15,254)	143,463
Accounts payable and accrued expenses	(93,464)	6,141
Income taxes receivable	404,998	(2,927)
Net cash provided by operating activities	2,535,048	2,013,341
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	707,296	(8,317,272)
Principal payments on available-for-sale securities	1,615,252	2,318,059
Principal payments on held-to-maturity securities	4,318	4,470
Proceeds from maturities of available-for-sale securities	535,000	-
Purchase of premises and equipment	(184,112)	(284,325)
Purchase of available-for-sale securities	(38,349,852)	(12,283,794)
Proceeds from sale of available-for-sale securities	30,514,669	9,797,762
Redemption (purchase) of FHLB stock	(29,500)	309,400
Proceeds from sale of foreclosed assets held for sale	40,706	5,131
Net cash used in investing activities	(5,146,223)	(8,450,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(351,403)	(216,533)
Net increase in demand deposits, NOW accounts and savings accounts	3,456,203	43,344,354
Net increase (decrease) in certificates of deposit	(1,778,130)	2,658,777
Repayments of FHLB and Federal Reserve advances	-	(8,000,000)
Advances from borrowers for taxes and insurance	54,107	102,323
Stock options exercised	77,850	111,304
Net cash provided by financing activities	1,458,627	38,000,225
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,152,548)	31,562,997
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,774,419	12,493,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,621,871	$44,056,887

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2016
Equity Securities	$102,212	$715	$(16,693)	$86,234
Debt Securities:
Municipals	37,664,629	483,622	(148,304)	37,999,947
Corporates	3,975,245	-	(408,265)	3,566,980
Government sponsored mortgage-backed securities and SBA loan pools	62,260,340	164,558	(353,400)	62,071,498
	$104,002,426	$648,895	$(926,662)	$103,724,659

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Municipals	31,132,635	302,335	(85,808)	31,349,162
Corporates	3,965,719	-	(152,019)	3,813,700
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
	$98,378,132	$326,180	$(1,411,825)	$97,292,487

Maturities of available-for-sale debt securities as of March 31, 2016:

	Amortized Cost	Approximate Fair Value
1-5 years	1,299,512	1,309,178
6-10 years	9,178,455	9,285,889
After 10 years	31,161,907	30,971,860
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	62,260,340	62,071,498
	$103,900,214	$103,638,425

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$38,781	$772	$-	$39,553

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$43,099	$836	$-	$43,935

Maturities of held-to-maturity securities as of March 31, 2016:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$38,781	$39,553

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $74,737,176 and $52,554,932 as of March 31, 2016 and December 31, 2015, respectively. The approximate fair value of pledged securities amounted to $74,973,659 and $52,095,842 as of March 31, 2016 and December 31, 2015, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $51,030 and $6,797 as of March 31, 2016 and March 31, 2015, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $18,881 and $2,515 as of March 31, 2016 and March 31, 2015, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 and December 31, 2015, was $61,272,304 and $68,123,480, respectively, which is approximately 59% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$31,234	$(16,693)	$31,234	$(16,693)
Municipals	10,001,797	(103,629)	2,060,307	(44,675)	12,062,104	(148,304)
Corporates	1,599,480	(159,529)	1,967,500	(248,736)	3,566,980	(408,265)
Government sponsored mortgage-backed securities and SBA loan pools	28,090,865	(134,453)	17,521,121	(218,947)	45,611,986	(353,400)
	$39,692,142	$(397,611)	$21,580,162	$(529,051)	$61,272,304	$(926,662)

	December 31, 2015

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,151	$(12,776)	$35,151	$(12,776)
U. S. government agencies	6,399,920	(83,965)	1,996,864	(53,136)	8,396,784	(137,101)
Municipals	6,167,019	(70,266)	715,410	(15,542)	6,882,429	(85,808)
Corporates	1,675,500	(79,708)	2,138,200	(72,311)	3,813,700	(152,019)
Government sponsored mortgage-backed securities and SBA loan pools	33,072,102	(493,865)	15,923,314	(530,256)	48,995,416	(1,024,121)
	$47,314,541	$(727,804)	$20,808,939	$(684,021)	$68,123,480	$(1,411,825)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2016 and December 31, 2015 include:

	March 31, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$98,851,219	$98,257,417
Multi-family	37,448,634	41,603,670
Real estate - construction	52,132,057	45,462,895
Real estate - commercial	203,407,488	208,824,573
Commercial loans	82,730,366	81,006,897
Consumer and other loans	21,938,117	21,991,881
Total loans	496,507,881	497,147,333
Less:
Allowance for loan losses	(6,185,231)	(5,811,940)
Deferred loan fees/costs, net	(258,010)	(333,486)
Net loans	$490,064,640	$491,001,907

Classes of loans by aging at March 31, 2016 and December 31, 2015 were as follows:

As of March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$549	$97	$95	$741	$98,110	$98,851	$-
Multi-family	-	-	-	-	37,449	37,449	-
Real estate - construction	-	-	-	-	52,132	52,132	-
Real estate - commercial	5,688	-	1,020	6,708	196,700	203,408	-
Commercial loans	104	6	1,239	1,349	81,381	82,730	-
Consumer and other loans	2	20	46	68	21,870	21,938	-
Total	$6,343	$123	$2,400	$8,866	$487,642	$496,508	$-

As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$168	$105	$273	$97,984	$98,257	$-
Multi-family	-	-	-	-	41,604	41,604	-
Real estate - construction	-	-	-	-	45,463	45,463	-
Real estate - commercial	-	-	1,079	1,079	207,745	208,824	-
Commercial loans	88	-	1,239	1,327	79,680	81,007	-
Consumer and other loans	2	8	-	10	21,982	21,992	-
Total	$90	$176	$2,423	$2,689	$494,458	$497,147	$-

Nonaccruing loans are summarized as follows:

	March 31, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$2,327,991	$2,272,535
Multi-family	-	-
Real estate - construction	8,071,840	8,079,807
Real estate - commercial	1,181,609	1,240,909
Commercial loans	1,872,808	2,149,333
Consumer and other loans	59,380	12,891
Total	$13,513,628	$13,755,475

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2016 and 2015:

March 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	621	(46)	(3)	(18)	121	64	(364)	$375
Losses charged off	-	-	-	-	-	(29)	-	$(29)
Recoveries	1	6	8	-	-	12	-	$27
Balance, end of period	$1,868	$1,486	$826	$159	$1,503	$270	$73	$6,185

March 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	24	(6)	(24)	6	(151)	35	266	$150
Losses charged off	-	-	-	-	-	(18)	-	$(18)
Recoveries	7	-	8	-	1	19	-	$35
Balance, end of period	$1,361	$1,986	$884	$133	$1,804	$221	$367	$6,756

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$540	$-	$19	$-	$463	$14	$-	$1,036
Ending balance: collectively evaluated for impairment	$1,328	$1,486	$807	$159	$1,040	$256	$73	$5,149
Loans:
Ending balance: individually evaluated for impairment	$8,072	$1,182	$2,328	$-	$1,873	$167	$-	$13,622
Ending balance: collectively evaluated for impairment	$44,060	$202,226	$96,523	$37,449	$80,857	$21,771	$-	$482,886

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The following table summarizes the recorded investment in impaired loans at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,231	$2,231	$-	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,722	5,722	-	5,730	5,730	-
Real estate - commercial	1,182	1,182	-	1,241	1,241	-
Commercial loans	1,000	1,000	-	1,538	1,538	-
Consumer and other loans	59	59	-	904	904	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$97	$97	$19	$-	$-	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,350	4,838	540	2,350	4,838	540
Real estate - commercial	-	-	-	-	-	-
Commercial loans	873	1,176	463	611	914	312
Consumer and other loans	108	108	14	84	84	13
Total
Real estate - residential mortgage:
One to four family units	$2,328	$2,328	$19	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	8,072	10,560	540	8,080	10,568	540
Real estate - commercial	1,182	1,182	-	1,241	1,241	-
Commercial loans	1,873	2,176	463	2,149	2,452	312
Consumer and other loans	167	167	14	988	988	13
Total	$13,622	$16,413	$1,036	$14,730	$17,521	$865

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,240	$-	$709	$-
Multi-family	-	-	-	-
Real estate - construction	5,725	-	74	-
Real estate - commercial	1,201	-	-	-
Commercial loans	1,352	-	336	-
Consumer and other loans	28	-	489	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$32	$-	$550	$-
Multi-family	-	-	-	-
Real estate - construction	2,350	-	2,750	-
Real estate - commercial	-	-	-	-
Commercial loans	699	-	623	-
Consumer and other loans	83	-	-	-
Total
Real estate - residential mortgage:
One to four family units	$2,272	$-	$1,259	$-
Multi-family	-	-	-	-
Real estate - construction	8,075	-	2,824	-
Real estate - commercial	1,201	-	-	-
Commercial loans	2,051	-	959	-
Consumer and other loans	111	-	489	-
Total	$13,710	$-	$5,531	$-

At March 31, 2016, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$1,522,938	$1,556,964
Multi-family	-	-
Real estate - construction	8,071,840	8,079,807
Real estate - commercial	161,491	161,491
Commercial loans	1,427,270	1,442,476
Consumer and other loans	-	-
Total	$11,183,539	$11,240,738

The bank did not have any new TDRs for the three months ending March 31, 2016. The Bank has allocated $789,535 and $841,284 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2016 and December 31, 2015, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2016 and December 31, 2015:

March 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$44,060	$189,347	$92,170	$37,449	$74,610	$21,651	$459,287
Special Mention	-	7,566	3,061	-	2,117	-	12,744
Substandard	8,072	6,495	3,620	-	5,400	287	23,874
Doubtful	-	-	-	-	603	-	603
Total	$52,132	$203,408	$98,851	$37,449	$82,730	$21,938	$496,508

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$37,383	$198,230	$91,267	$41,604	$73,407	$21,775	$463,666
Special Mention	-	3,657	3,319	-	2,267	-	9,243
Substandard	8,080	6,937	3,671	-	4,730	217	23,635
Doubtful	-	-	-	-	603	-	603
Total	$45,463	$208,824	$98,257	$41,604	$81,007	$21,992	$497,147

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2015 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2016:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2016	91,500	57,500	$19.58
Granted	-	-	-
Exercised	(10,000)	(5,000)	5.19
Forfeited	(5,000)	-	28.34
Balance outstanding as of March 31, 2016	76,500	52,500	$20.92
Options exercisable as of March 31, 2016	76,500	52,500	$20.92

The total intrinsic value of stock options exercised for the three months ended March 31, 2016 and 2015 was $153,353 and $201,406, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $401,385 and $655,060 at March 31, 2016 and 2015, respectively. The total fair value of share awards vested was $0 and $136,394 during the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2016	43,477	$12.75
Granted	23,929	15.00
Vested	(1,454)	15.00
Forfeited	-	-
Balance of shares non-vested as of March 31, 2016	65,952	$13.52

In February 2016, the Company granted 9,336 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 1,167 were immediately vested (and expensed in full) and 8,167 have a cliff vesting at the end of one year, and thus, expensed over that same period. These shares had a grant date market price of $15.00 per share. The total amount expensed for the quarter was $30,691. In February 2015, the Company granted restricted stock to directors pursuant to the 2010 Equity Plan that was fully vested and thus, expensed in full on the date of the grants. The amount expensed was $122,476 which represents 8,281 shares of common stock at a market price of $14.79 at the date of grant in 2015.

For the three months ended March 31, 2016 and 2015, the Company granted 14,593 and 17,704 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the three months ended March 31, 2016 and 2015 was $56,166 and $42,439, respectively.

Total stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was $86,857 and $164,915, respectively. As of March 31, 2016, there was $582,717 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended March 31, 2016
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,276,605	4,360,244	$0.29
Effect of Dilutive Securities		50,035
Diluted Income per Common Share	$1,276,605	4,410,279	$0.29

	For three months ended March 31, 2015
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,329,544	4,315,229	$0.31
Effect of Dilutive Securities		58,772
Diluted Income per Common Share	$1,329,544	4,374,001	$0.30

Stock options to purchase 83,500 and 108,500 shares of common stock were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principal of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operation or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for the public business entities with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The update was effective for the Company beginning January 1, 2016, and did not have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholder’s equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016.  The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Available-for-sale securities: Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. government agencies, municipal securities and government sponsored mortgage-backed securities. The Company has no Level 3 securities.

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

3/31/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$86	$-	$-	$86
Debt securities:
Municipals	-	38,000	-	38,000
Corporates	-	3,567	-	3,567
Government sponsored mortgage-backed securities and SBA loan pools	-	62,072	-	62,072
Available-for-sale securities	$86	$103,639	$-	$103,725

12/31/2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	8,397	-	8,397
Municipals	-	31,349	-	31,349
Corporates	-	3,814	-	3,814
Government sponsored mortgage-backed securities and SBA loan pools	-	53,633	-	53,633
Available-for-sale securities	$99	$97,193	$-	$97,292

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2016	$-	$-	$12,540	$12,540

December 31, 2015	$-	$-	$12,923	$12,923

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2016	$-	$-	$-	$-

December 31, 2015	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the three months ended March 31, 2016 or 2015. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$4,554	Market Comparable	Discount to reflect realizable value	0%	-	38%	(6%)

Impaired loans	$7,986	Discounted cash flow	Discount rate	0%	-	41%	(3%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

Federal Home Loan Bank advances

The fair value of advances is estimated by using rates on debt with similar terms and remaining maturities.

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$17,621,871	$17,621,871	1
Held-to-maturity securities	38,781	39,553	2
Federal Home Loan Bank stock	2,867,000	2,867,000	2
Mortgage loans held for sale	1,517,016	1,517,016	2
Loans, net	490,064,640	490,230,468	3
Interest receivable	1,769,927	1,769,927	2
Financial liabilities:
Deposits	519,063,768	506,125,859	2
Federal Home Loan Bank advances	52,100,000	53,440,089	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	190,573	190,573	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$18,774,419	$18,774,419	1
Held-to-maturity securities	43,099	43,935	2
Federal Home Loan Bank stock	2,837,500	2,837,500	2
Mortgage loans held for sale	1,902,933	1,902,933	2
Loans, net	491,001,907	495,207,798	3
Interest receivable	1,986,692	1,986,692	2
Financial liabilities:
Deposits	517,385,695	511,225,380	2
Federal Home Loan Bank advances	52,100,000	53,227,960	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	196,102	196,102	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Financial Condition

The Company’s total assets increased $3,237,588 (less than 1%) from $652,835,072 as of December 31, 2015, to $656,072,660 as of March 31, 2016.

Available-for-sale securities increased $6,432,172 (7%) from $97,292,487 as of December 31, 2015, to $103,724,659 as of March 31, 2016. The Company had purchases of $38,349,852 offset by sales, maturities and principal payments received of $32,664,921. The bank had unrealized losses of $277,767 at March 31, 2016 which was an improvement from unrealized losses of $1,085,644 at December 31, 2015.

Net loans receivable decreased by $937,267 (less than 1%) from $491,001,907 as of December 31, 2015 to $490,064,640 as of March 31, 2016. During the quarter, construction loans increased $6,669,162 (15%). This was primarily due to one large credit. Permanent multi-family loans decreased $4,155,036 (10%) and commercial real estate loans decreased $5,417,084 (3%) due to various expected payoffs and principal reductions. Also, commercial loans increased $1,723,469 (2%). Loans secured by owner occupied one-to-four unit residential real estate increased $593,800 (less than 1%) and installment loans decreased $53,765 (less than 1%). The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories.

Allowance for loan losses increased $373,291 (6%) from $5,811,940 as of December 31, 2015 to $6,185,231 as of March 31, 2016. In addition to the provision for loan loss of $375,000 recorded by the Company for the quarter ended March 31, 2016, charge-offs of specific loans (classified as nonperforming at December 31, 2015) exceeded loan recoveries by $1,709. The increase in the allowance is primarily due to the increased reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2016 and December 31, 2015 was 1.25% and 1.17%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2016 and December 31, 2015 was 45.8% and 42.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $1,678,073 (less than 1%) from $517,385,695 as of December 31, 2015, to $519,063,768 as of March 31, 2016. For the three months ended March 31, 2016, checking and savings accounts increased by $3,456,203 and certificates of deposit decreased by $1,778,130. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds which has allowed the Bank to reduce higher priced certificates of deposit. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized gain on available-for-sale securities, net of tax) increased $1,595,682 from $66,422,465 as of December 31, 2015, to $68,018,147 as of March 31, 2016. The Company’s net income during this period exceeded dividends paid or declared by $1,276,605. The equity portion of the Company’s unrealized losses on available-for-sale securities improved by $508,963 during the quarter. On a per common share basis, stockholders’ equity increased from $15.27 as of December 31, 2015 to $15.58 as of March 31, 2016.

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

	Three months ended 3/31/2016			Three months ended 3/31/2015
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$497,471	$5,702	4.61%	$500,463	$5,905	4.79%
Investment securities	98,092	458	1.88%	87,021	353	1.65%
Other assets	24,821	45	0.73%	26,200	30	0.46%
Total interest-earning	620,384	6,205	4.02%	613,684	6,288	4.16%
Noninterest-earning	39,896			37,175
	$660,280			$650,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$26,390	13	0.20%	$24,188	12	0.20%
Transaction accounts	328,745	320	0.39%	318,965	319	0.41%
Certificates of deposit	112,709	252	0.90%	120,527	264	0.89%
FHLB advances	57,102	301	2.12%	57,234	299	2.12%
Securities sold under agreements to repurchase	-	-	0.00%	10,000	65	2.64%
Subordinated debentures	15,465	139	3.61%	15,465	133	3.49%
Total interest-bearing	540,411	1,025	0.76%	546,379	1,092	0.81%
Noninterest-bearing	51,874			41,455
Total liabilities	592,285			587,834
Stockholders’ equity	67,995			63,025
	$660,280			$650,859
Net earning balance	$79,973			$67,305
Earning yield less costing rate			3.26%			3.34%
Net interest income, and net yield spread on interest earning assets		$5,180	3.36%		$5,196	3.43%
Ratio of interest-earning assets to interest-bearing liabilities		115%			112%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2016 and 2015

Net income for the three months ended March 31, 2016 and 2015 was $1,276,605 and $1,329,544, respectively, which represents a decrease in earnings of $52,939 (4%).

Interest Income

Total interest income for the three months ended March 31, 2016 decreased $82,592 (1%) as compared to the three months ended March 31, 2015. For the three month period ended March 31, 2016 compared to the same period in 2015, the average yield on interest earning assets decreased 14 basis points to 4.02%, while the average balance of interest earning assets increased approximately $6,700,000. While loan origination activity has been steady, unanticipated payoffs and a highly competitive pricing environment have created challenges to expand loan balances, interest income and loan yield. Additionally, during the last few quarters, a significant portion of the Company’s net investable cash balances have been placed in lower yielding investment securities. Also, negatively impacting interest income and loan yield compared to the prior year quarter was the increase in nonaccrual loans that began at the end of the third quarter of 2015.

Interest Expense

Total interest expense for the three months ended March 31, 2016 decreased $66,279 (6%) when compared to the three months ended March 31, 2015. For the three month period ended March 31, 2016, the average cost of interest bearing liabilities decreased 5 basis points to 0.76%, and the average balance of interest bearing liabilities decreased approximately $5,968,000 when compared to the same period in 2015. The expansion of lower-cost, core deposit relationships and reductions in wholesale funding continue to improve the Company’s overall cost of funding. At quarter-end, total transaction and savings deposit balances increased $3.5 million over year-end 2015. Also improving cost of funds over the prior year was the prepayment of the Company’s $10 million repurchase agreement during the second quarter of 2015.

Net Interest Income

Net interest income for the three months ended March 31, 2016 decreased $16,313 (less than 1%) when compared to the same period in 2015. The average balance of interest earning assets increased by approximately $12,668,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2016 to the same period in 2015. For the three month period ended March 31, 2016, the net interest margin decreased 7 basis points to 3.36% when compared to the same period in 2015.

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

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $375,000 for the three months ended March 31, 2016, compared to $150,000 for the same period in 2015.

The Company’s increase in the provision for the quarter was primarily due to the increased reserves on a few specific problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $158,066 (17%) for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.

The increase is due to several factors. First, the Company’s mortgage division experienced another strong quarter resulting in an increase of approximately $22,000 in gains on sales of fixed-rate mortgage loans for the period compared to the same quarter in 2015. Second, the Company’s recent expansion of Small Business Administration (“SBA”) lending has allowed it to recognize income from sales of the guaranteed portion of certain loans. Income of approximately $70,000 was recognized from sales of SBA loans during the quarter compared to no income during the same quarter in 2015. Finally, in order to take advantage of market movements and further restructure its portfolio, the Company increased its gains on sales of investment securities by $44,000 for the period compared to the same quarter in 2015.

Noninterest Expense

Noninterest expenses increased $30,754 (less than 1%) for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This was primarily due to a few factors.

Salaries and employee benefits increased $97,840 (4%) for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This was primarily due to the addition of several key officers during 2015 in the areas of information technology, marketing, commercial and retail production in order to position itself for future growth. Offsetting the increases in personnel expense were reductions in other expenses, primarily a decline of $91,860 (75%) in director’s restricted stock expense. The restricted stock granted to directors in 2016 has a cliff vesting at the end of one year, and thus, expensed over the one year time frame. In 2015, the director’s restricted stock grants were fully vested and thus, expensed in full on the date of the grants.

Provision for Income Taxes

The provision for income taxes decreased by $61,062 (10%) for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. The decrease in the provision for income taxes for the quarter is a direct result of the Company’s decrease in taxable income.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. Due to the decrease in nonperforming loans, the allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2016 and December 31, 2015 was 45.8% and 42.3%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2016, were $24,476,595 or 3.73% of total assets as compared to $24,237,463 or 3.71% of total assets at December 31, 2015. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2016	12/31/2015	12/31/2014
Nonperforming loans	$13,774	$13,755	$5,291
Real estate acquired in settlement of loans	2,351	2,392	3,165
Total nonperforming assets	$16,125	$16,147	$8,456

Total nonperforming assets as a percentage of total assets	2.46%	2.47%	1.35%
Allowance for loan losses	$6,185	$5,812	$6,589
Allowance for loan losses as a percentage of gross loans	1.25%	1.17%	1.33%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $17,621,871 as of March 31, 2016 and $18,774,419 as of December 31, 2015, representing a decrease of $1,152,548. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively resulting in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, when fully phased in.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of March 31, 2016, the Bank’s common equity Tier 1 ratio was 13.56%, the Bank’s Tier 1 leverage ratio was 12.17%, its Tier 1 risk-based capital ratio was 13.56% and the Bank’s total risk-based capital ratio was 14.61% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the first 0.625% of capital conservation buffer required as of March 31, 2016.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2016 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$81,176	$(807)	-1%	12.77%	0.32%
+100	81,134	(849)	-1%	12.56%	0.11%
NC	81,983	-	0%	12.45%	0.00%
-100	75,064	(6,919)	-8%	11.27%	-1.18%
-200	80,799	(1,184)	-1%	11.97%	-0.47%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

During the quarter ended March 31, 2016, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2016.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 11, 2016
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 11, 2016
Carter Peters
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)