Form 10-Q
period 2016-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2016-08-05
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 5, 2016
Common Stock, Par Value $0.10 per share	4,432,027 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	6/30/16	12/31/15
ASSETS
Cash and due from banks	$4,014,018	$3,561,272
Interest-bearing deposits in other financial institutions	5,784,762	15,213,147
Cash and cash equivalents	9,798,780	18,774,419
Available-for-sale securities	104,866,537	97,292,487
Held-to-maturity securities	33,858	43,099
Stock in Federal Home Loan Bank, at cost	3,919,000	2,837,500
Mortgage loans held for sale	1,977,683	1,902,933
Loans receivable, net of allowance for loan losses of June 30, 2016 - $6,181,151 - December 31, 2015 - $5,811,940	518,948,805	491,001,907
Accrued interest receivable:
Loans	1,331,705	1,515,818
Investments and interest-bearing deposits	548,896	470,874
Prepaid expenses and other assets	3,576,572	3,525,032
Foreclosed assets held for sale	2,503,635	2,391,727
Premises and equipment, net	10,817,527	10,540,428
Bank owned life insurance	19,025,297	18,779,915
Deferred and receivable income taxes	2,559,715	3,758,933
	$679,908,010	$652,835,072

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$514,414,560	$517,385,695
Federal Home Loan Bank advances	78,400,000	52,100,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	391,722	190,853
Accrued expenses and other liabilities	1,022,098	1,074,957
Accrued interest payable	198,173	196,102
	609,891,553	586,412,607

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2016 and December 31, 2015 - 6,875,503 and 6,859,003 shares, respectively	687,550	685,900
Additional paid-in capital	50,365,974	50,441,464
Retained earnings, substantially restricted	55,081,592	53,258,126
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	787,510	(683,956)
	106,922,626	103,701,534
Treasury stock, at cost; June 30, 2016 and December 31, 2015 - 2,441,783 and 2,466,462 shares, respectively	(36,906,169)	(37,279,069)
	70,016,457	66,422,465
	$679,908,010	$652,835,072

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Interest Income
Loans	$5,628,133	$5,988,875	$11,330,025	$11,893,441
Investment securities	525,713	351,481	983,564	704,531
Other	50,468	46,154	95,770	76,175
	6,204,314	6,386,510	12,409,359	12,674,147
Interest Expense
Deposits	570,194	625,261	1,155,011	1,220,190
FHLB and Federal Reserve advancese	313,108	297,379	614,272	596,185
Subordinated debentures	143,480	133,997	282,910	266,858
Other	-	55,739	-	120,833
	1,026,782	1,112,376	2,052,193	2,204,066
Net Interest Income	5,177,532	5,274,134	10,357,166	10,470,081
Provision for Loan Losses	375,000	-	750,000	150,000
Net Interest Income After
Provision for Loan Losses	4,802,532	5,274,134	9,607,166	10,320,081
Noninterest Income
Service charges	279,099	315,275	545,068	596,634
Gain on sale of investment securities	60,375	148,516	111,405	155,313
Gain on sale of mortgage loans held for sale	382,583	364,709	732,457	655,985
Gain on sale of Small Business Administration loans	82,686	344,439	152,238	344,439
Net loss on foreclosed assets	(8,797)	(6,663)	(19,505)	(17,762)
Other income	383,467	345,477	766,572	691,063
	1,179,413	1,511,753	2,288,235	2,425,672
Noninterest Expense
Salaries and employee benefits	2,705,866	2,488,220	5,256,798	4,941,312
Occupancy	433,124	463,360	877,825	936,587
FDIC deposit insurance premiums	127,864	113,578	244,714	220,338
Prepayment penalty on securities sold under agreements to repurchase	-	463,992	-	463,992
Data processing	211,535	201,342	426,665	393,823
Advertising	131,250	131,250	262,500	262,500
Other expense	699,755	690,038	1,350,368	1,375,114
	4,309,394	4,551,780	8,418,870	8,593,666
Income Before Income Taxes	1,672,551	2,234,107	3,476,531	4,152,087
Provision for Income Taxes	416,399	696,158	943,774	1,284,595
Net Income Available to Common Shareholders	$1,256,152	$1,537,949	$2,532,757	$2,867,492

Basic Income Per Common Share	$0.29	$0.35	$0.58	$0.66
Diluted Income Per Common Share	$0.28	$0.35	$0.57	$0.65

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Six months ended
	6/302016	6/30/2015	6/30/2016	6/30/2015
NET INCOME	$1,256,152	$1,537,949	$2,532,757	$2,867,493
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,588,158	(1,030,923)	2,447,064	(243,613)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(60,375)	(148,516)	(111,405)	(155,313)
Total other items of comprehensive income (loss)	1,527,783	(1,179,439)	2,335,659	(398,926)
Income tax expense (benefit) related to other items of comprehensive income	565,280	(436,393)	864,193	(147,603)
Other comprehensive income (loss)	962,503	(743,046)	1,471,466	(251,323)
TOTAL COMPREHENSIVE INCOME	$2,218,655	$794,903	$4,004,223	$2,616,170

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Common Stock	Additional Paid -In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	$685,900	$50,441,464	$(37,279,069)	$53,258,126	$(683,956)	$66,422,465
Net income	-	-	-	2,532,757	-	2,532,757
Change in unrealized gain on available-for-sale securities, net of income taxes	-	-	-	-	1,471,466	1,471,466
Dividends on common stock ($0.08 per share)	-	-	-	(709,291)	-	(709,291)
Stock award plans	-	(159,640)	372,900	-	-	213,260
Stock options exercised	1,650	84,150	-	-	-	85,800
Balance, June 30, 2016	$687,550	$50,365,974	$(36,906,169)	$55,081,592	$787,510	$70,016,457

 See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	6/30/2016	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,532,757	$2,867,493
Items not requiring (providing) cash:
Deferred income taxes	(124,379)	(66,960)
Depreciation	401,932	450,843
Provision for loan losses	750,000	150,000
Gain on sale of mortgage loans held for sale and investment securities	(843,862)	(899,088)
Gain (loss) on sale of foreclosed assets	-	(8,905)
Gain on sale of Small Business Administration Loans	(152,238)	(344,439)
Amortization of deferred income, premiums and discounts	281,861	397,669
Stock award plan expense	213,260	197,259
Origination of loans held for sale	(28,598,708)	(27,448,305)
Proceeds from sale of loans held for sale	29,256,415	27,788,422
Increase in cash surrender value of bank owned life insurance	(245,382)	(180,420)
Changes in:
Accrued interest receivable	106,091	(55,264)
Prepaid expenses and other assets	(51,540)	363,793
Accounts payable and accrued expenses	(54,158)	(29,498)
Income taxes receivable	459,404	30,292
Net cash provided by operating activities	3,931,453	3,212,892
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans receivable	(11,132,508)	-
Net change in loans	(17,629,540)	(18,025,610)
Principal payments on available-for-sale securities	3,909,170	4,960,336
Principal payments on held-to-maturity securities	9,241	9,652
Proceeds from calls/maturities of available-for-sale securities	535,000	-
Purchase of premises and equipment	(679,031)	(539,165)
Purchase of available-for-sale securities	(64,776,154)	(19,740,808)
Proceeds from sale of available-for-sale securities	54,920,025	17,244,115
Redemption (purchase) of Federal Home Loan Bank stock	(1,081,500)	319,400
Proceeds from sale of foreclosed assets held for sale	108,592	87,894
Net cash used in investing activities	(35,816,705)	(15,684,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(705,921)	(436,567)
Net increase in demand deposits, NOW accounts and savings accounts	781,901	39,790,239
Net decrease in certificates of deposit	(3,753,036)	(61,439)
Proceeds from Federal Home Loan Bank advances	116,350,000	-
Repayments of Federal Home Loan Bank and Federal Reserve advances	(90,050,000)	(8,250,000)
Net decrease of securities sold under agreements to repurchase	-	(10,000,000)
Advances from borrowers for taxes and insurance	200,869	241,198
Stock options exercised	85,800	111,304
Net cash provided by financing activities	22,909,613	21,394,735
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,975,639)	8,923,441
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,774,419	12,493,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,798,780	$21,417,331

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2016
Equity Securities	$102,212	$1,732	$(17,593)	$86,351
Debt Securities:
Municipals	46,872,094	1,272,166	(17,406)	48,126,854
Corporates	5,091,733	1,980	(200,907)	4,892,805
Government sponsored mortgage-backed securities and SBA loan pools	51,550,483	334,049	(124,005)	51,760,527
	$103,616,522	$1,609,927	$(359,911)	$104,866,537

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Municipals	31,132,635	302,335	(85,808)	31,349,162
Corporates	3,965,719	-	(152,019)	3,813,700
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
	$98,378,132	$326,180	$(1,411,825)	$97,292,487

Maturities of available-for-sale debt securities as of June 30, 2016:

	Amortized Cost	Approximate Fair Value
1-5 years	2,358,344	2,369,598
6-10 years	12,192,973	12,442,776
After 10 years	37,412,510	38,207,285
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	51,550,483	51,760,527
	$103,514,310	$104,780,186

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$33,858	$844	$-	$34,702

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$43,099	$836	$-	$43,935

Maturities of held-to-maturity securities as of June 30, 2016:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$33,858	$34,702

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $75,458,562 and $52,554,932 as of June 30, 2016 and December 31, 2015, respectively. The approximate fair value of pledged securities amounted to $76,538,351 and $52,095,842 as of June 30, 2016 and December 31, 2015, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $111,405 and $155,313 as of June 30, 2016 and June 30, 2015, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $41,220 and $57,466 as of June 30, 2016 and June 30, 2015, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 and December 31, 2015, was $26,399,334 and $68,123,480, respectively, which is approximately 25% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	June 30, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$30,334	$(17,593)	$30,334	$(17,593)
Municipals	2,448,778	(17,125)	183,530	(281)	2,632,308	(17,406)
Corporates	1,379,005	(58,196)	2,963,750	(142,711)	4,342,755	(200,907)
Government sponsored mortgage-backed securities and SBA loan pools	13,970,611	(72,724)	5,423,326	(51,281)	19,393,937	(124,005)
	$17,798,394	$(148,045)	$8,600,940	$(211,866)	$26,399,334	$(359,911)

	December 31, 2015

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,151	$(12,776)	$35,151	$(12,776)
U. S. government agencies	6,399,920	(83,965)	1,996,864	(53,136)	8,396,784	(137,101)
Municipals	6,167,019	(70,266)	715,410	(15,542)	6,882,429	(85,808)
Corporates	1,675,500	(79,708)	2,138,200	(72,311)	3,813,700	(152,019)
Government sponsored mortgage-backed securities and SBA loan pools	33,072,102	(493,865)	15,923,314	(530,256)	48,995,416	(1,024,121)
	$47,314,541	$(727,804)	$20,808,939	$(684,021)	$68,123,480	$(1,411,825)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2016 and December 31, 2015 include:

	June 30,	December 31,
	2016	2015
Real estate - residential mortgage:
One to four family units	$105,614,341	$98,257,417
Multi-family	36,894,514	41,603,670
Real estate - construction	53,350,379	45,462,895
Real estate - commercial	222,741,281	208,824,573
Commercial loans	83,112,278	81,006,897
Consumer and other loans	23,747,537	21,991,881
Total loans	525,460,330	497,147,333
Less:
Allowance for loan losses	(6,181,151)	(5,811,940)
Deferred loan fees/costs, net	(330,374)	(333,486)
Net loans	$518,948,805	$491,001,907

Classes of loans by aging at June 30, 2016 and December 31, 2015 were as follows:

As of June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,785	$203	$122	$2,110	$103,504	$105,614	$-
Multi-family	-	-	-	-	36,895	36,895	-
Real estate - construction	$5,556	-	-	5,556	47,794	53,350	-
Real estate - commercial	161	85	-	246	222,495	222,741	-
Commercial loans	661	-	707	1,368	81,744	83,112	-
Consumer and other loans	40	-	216	256	23,492	23,748	-
Total	$8,203	$288	$1,045	$9,536	$515,924	$525,460	$-

As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$168	$105	$273	$97,984	$98,257	$-
Multi-family	-	-	-	-	41,604	41,604	-
Real estate - construction	-	-	-	-	45,463	45,463	-
Real estate - commercial	-	-	1,079	1,079	207,745	208,824	-
Commercial loans	88	-	1,239	1,327	79,680	81,007	-
Consumer and other loans	2	8	-	10	21,982	21,992	-
Total	$90	$176	$2,423	$2,689	$494,458	$497,147	$-

Nonaccruing loans are summarized as follows:

	June 30, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$2,161,204	$2,272,535
Multi-family	-	-
Real estate - construction	7,728,032	8,079,807
Real estate - commercial	246,233	1,240,909
Commercial loans	1,159,871	2,149,333
Consumer and other loans	260,587	12,891
Total	$11,555,927	$13,755,475

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,868	$1,486	$826	$159	$1,503	$270	$73	$6,185
Provision charged to expense	19	101	77	(2)	21	5	154	$375
Losses charged off	(252)	-	(47)	-	(159)	(45)	-	$(503)
Recoveries	33	26	6	-	1	58	-	$124
Balance, end of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181

Six months ended June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	640	55	74	(20)	142	69	(210)	$750
Losses charged off	(252)	-	(47)	-	(159)	(74)	-	$(532)
Recoveries	34	32	14	-	1	70	-	$151
Balance, end of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181

Three months ended June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,361	$1,986	$884	$133	$1,804	$221	$367	$6,756
Provision charged to expense	(16)	(41)	18	18	87	22	(88)	$-
Losses charged off	-	-	(99)	-	-	(15)	-	$(114)
Recoveries	1	-	2	-	2	4	-	$9
Balance, end of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651

Six months ended June 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	8	(47)	(6)	24	(64)	57	178	$150
Losses charged off	-	-	(99)	-	-	(33)	-	$(132)
Recoveries	8	-	10	-	3	23	-	$44
Balance, end of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$358	$-	$4	$-	$342	$17	$-	$721
Ending balance: collectively evaluated for impairment	$1,310	$1,613	$858	$157	$1,024	$271	$227	$5,460
Loans:
Ending balance: individually evaluated for impairment	$7,728	$246	$2,162	$-	$1,160	$358	$-	$11,654
Ending balance: collectively evaluated for impairment	$45,622	$222,495	$103,452	$36,895	$81,952	$23,390	$-	$513,806

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

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

The following table summarizes the recorded investment in impaired loans at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)

Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,133	$2,133	$-	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,630	6,863	-	5,730	5,730	-
Real estate - commercial	246	246	-	1,241	1,241	-
Commercial loans	717	1,020	-	1,538	1,538	-
Consumer and other loans	261	261	-	904	904	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$28	$28	$4	$-	$-	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,098	3,605	358	2,350	4,838	540
Real estate - commercial	-	-	-	-	-	-
Commercial loans	443	592	342	611	914	312
Consumer and other loans	98	98	17	84	84	13
Total
Real estate - residential mortgage:
One to four family units	$2,161	$2,161	$4	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	7,728	10,468	358	8,080	10,568	540
Real estate - commercial	246	246	-	1,241	1,241	-
Commercial loans	1,160	1,612	342	2,149	2,452	312
Consumer and other loans	359	359	17	988	988	13
Total	$11,654	$14,846	$721	$14,730	$17,521	$865

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2016		June 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	2,207	$-	$749	$1
Multi-family	-	-	-	-
Real estate - construction	5,662	-	74	-
Real estate - commercial	525	-	-	-
Commercial loans	872	-	327	-
Consumer and other loans	128	1	16	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	9	$-	$361	$-
Multi-family	-	-	-	-
Real estate - construction	2,266	-	2,610	-
Real estate - commercial	-	-	-	-
Commercial loans	392	-	620	-
Consumer and other loans	120	-	127	-
Total
Real estate - residential mortgage:
One to four family units	$2,216	$-	$1,110	$1
Multi-family	-	-	-	-
Real estate - construction	7,928	-	2,684	-
Real estate - commercial	525	-	-	-
Commercial loans	1,264	-	947	-
Consumer and other loans	248	1	143	-
Total	$12,181	$1	$4,884	$1

	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	2,223	$-	$729	$2
Multi-family	-	-	-	-
Real estate - construction	5,693	-	74	-
Real estate - commercial	863	-	-	-
Commercial loans	1,112	-	332	-
Consumer and other loans	78	1	13	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	21	$-	$456	$-
Multi-family	-	-	-	-
Real estate - construction	2,308	-	2,680	-
Real estate - commercial	-	-	-	-
Commercial loans	545	-	621	-
Consumer and other loans	102	-	139	-
Total
Real estate - residential mortgage:
One to four family units	$2,244	$-	$1,185	$2
Multi-family	-	-	-	-
Real estate - construction	8,001	-	2,754	-
Real estate - commercial	863	-	-	-
Commercial loans	1,657	-	953	-
Consumer and other loans	180	1	152	-
Total	$12,945	$1	$5,044	$2

At June 30, 2016, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$1,550,041	$1,556,964
Multi-family	-	-
Real estate - construction	7,728,033	8,079,807
Real estate - commercial	161,491	161,491
Commercial loans	633,592	1,442,476
Consumer and other loans	-	-
Total	$10,073,157	$11,240,738

The bank did not have any new TDRs for the six months ending June 30, 2016. The Bank has allocated $483,717 and $841,284 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2016 and December 31, 2015, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the six months ending June 30, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2016 and December 31, 2015:

June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$45,622	$214,407	$99,152	$36,895	$76,750	$23,270	$496,096
Special Mention	-	5,928	2,941	-	4,201	-	13,070
Substandard	7,728	2,406	3,521	-	1,541	478	15,674
Doubtful	-	-	-	-	620	-	620
Total	$53,350	$222,741	$105,614	$36,895	$83,112	$23,748	$525,460

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$37,383	$198,230	$91,267	$41,604	$73,407	$21,775	$463,666
Special Mention	-	3,657	3,319	-	2,267	-	9,243
Substandard	8,080	6,937	3,671	-	4,730	217	23,635
Doubtful	-	-	-	-	603	-	603
Total	$45,463	$208,824	$98,257	$41,604	$81,007	$21,992	$497,147

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2015 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2016:

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2016	91,500	57,500	$19.58
Granted	-	-	-
Exercised	(11,500)	(5,000)	5.20
Forfeited	(5,000)	-	28.34
Balance outstanding as of June 30, 2016	75,000	52,500	$21.10
Options exercisable as of June 30, 2016	75,000	52,500	$21.10

The total intrinsic value of stock options exercised for the six months ended June 30, 2016 was $169,103. The total intrinsic value of outstanding stock options (including exercisable) was $430,880 at June 30, 2016.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2016	43,477	$12.75
Granted	24,679	15.01
Vested	(1,454)	15.00
Forfeited	-	-
Balance of shares non-vested as of June 30, 2016	66,702	$13.54

In February 2016, the Company granted 9,336 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 1,167 were immediately vested (and expensed in full) and 8,167 have a cliff vesting at the end of one year, and thus, expensed over that same period. These shares had a grant date market price of $15.00 per share. The total amount expensed for the quarter was $62,240.

For the six months ended June 30, 2016, the Company granted 15,343 shares of restricted stock to officers that have a cliff vesting at the end of three years. The 2016 grants had 14,593 shares with a grant date market price of $15.00 and 750 shares with a grant date market price of $15.34. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the six months ended June 30, 2016 was $151,020.

Total stock-based compensation expense recognized for the three months ended June 30, 2016 was $126,403. Total stock-based compensation expense recognized for the six months ended June 30, 2016 was $213,260. As of June 30, 2016, there was $467,821 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended June 30, 2016			For six months ended June 30, 2016
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,256,152	4,366,507	$0.29	$2,532,757	4,363,375	$0.58
Effect of Dilutive Securities		53,977			52,028
Diluted Income Per Common Share	$1,256,152	4,420,484	$0.28	$2,532,757	4,415,403	$0.57

	For three months ended June 30, 2015			For six months ended June 30, 2015
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,537,949	4,334,288	$0.35	$2,867,492	4,324,811	$0.66
Effect of Dilutive Securities		54,038			56,405
Diluted Income Per Common Share	$1,537,949	4,388,326	$0.35	$2,867,492	4,381,216	$0.65

Stock options to purchase 83,500 shares of common stock were outstanding during the three and six months ended June 30, 2016 and stock options to purchase 108,500 shares of common stock were outstanding during the three and six months ended June 30, 2015 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principal of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016.  The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

6/30/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$86	$-	$-	$86
Debt securities:
Municipals	-	48,127	-	48,127
Corporates	-	4,893	-	4,893
Government sponsored mortgage-backed securities and SBA loan pools	-	51,761	-	51,761
Available-for-sale securities	$86	$104,781	$-	$104,867

12/31/2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	8,397	-	8,397
Municipals	-	31,349	-	31,349
Corporates	-	3,814	-	3,814
Government sponsored mortgage-backed securities and SBA loan pools	-	53,633	-	53,633
Available-for-sale securities	$99	$97,193	$-	$97,292

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2016	$-	$-	$3,329	$3,329

December 31, 2015	$-	$-	$5,000	$5,000

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2016	$-	$-	$-	$-

December 31, 2015	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the six months ended June 30, 2016 or 2015. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$3,329	Market Comparable	Discount to reflect realizable value	0%	-	41%	(5%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$5,000	Market Comparable	Discount to reflect realizable value	0%	-	23%	(4%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,798,780	$9,798,780	1
Held-to-maturity securities	33,858	34,702	2
Federal Home Loan Bank stock	3,919,000	3,919,000	2
Mortgage loans held for sale	1,977,683	1,977,683	2
Loans, net	518,948,805	517,815,050	3
Interest receivable	1,880,601	1,880,601	2
Financial liabilities:
Deposits	514,414,560	504,216,146	2
Federal Home Loan Bank advances	78,400,000	78,821,920	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	198,173	198,173	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$18,774,419	$18,774,419	1
Held-to-maturity securities	43,099	43,935	2
Federal Home Loan Bank stock	2,837,500	2,837,500	2
Mortgage loans held for sale	1,902,933	1,902,933	2
Loans, net	491,001,907	495,207,798	3
Interest receivable	1,986,692	1,986,692	2
Financial liabilities:
Deposits	517,385,695	511,225,380	2
Federal Home Loan Bank advances	52,100,000	53,227,960	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	196,102	196,102	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015.

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

Financial Condition

The Company’s total assets increased $27,072,938 (4%) from $652,835,072 as of December 31, 2015, to $679,908,010 as of June 30, 2016.

Available-for-sale securities increased $7,574,050 (8%) from $97,292,487 as of December 31, 2015, to $104,866,537 as of June 30, 2016. The Company had purchases of $64,776,154 offset by sales, maturities and principal payments received of $59,364,195. The Company had unrealized gains of $1,250,016 at June 30, 2016 which was an improvement from unrealized losses of $1,085,644 at December 31, 2015.

Net loans receivable increased by $27,946,898 (6%) from $491,001,907 as of December 31, 2015 to $518,948,805 as of June 30, 2016. Commercial real estate loans increased $13,916,708 (7%) primarily due to a $10,500,000 loan moving out of the construction category. During the six month period, construction loans increased $7,887,484 (17%) due to new volume of $13,873,873 and increased draws of $5,102,966 on existing loan commitments offset by one large credit moving to commercial real estate (noted above). Loans secured by one-to-four family unit residential real estate increased $7,356,924 (7%) due to new credits secured by investment rental properties. Also, permanent multi-family loans decreased $4,709,156 (11%), installment loans increased $1,755,657 (8%) and commercial loans increased $2,105,381 (3%). The Company continues to focus its lending efforts primarily in the commercial and owner occupied real estate loan categories.

Allowance for loan losses increased $369,211 (6%) from $5,811,940 as of December 31, 2015 to $6,181,151 as of June 30, 2016. In addition to the provision for loan loss of $750,000 recorded by the Company for the six months ended June 30, 2016, charge-offs of specific loans (classified as nonperforming at December 31, 2015) exceeded loan recoveries by $380,789. The increase in the allowance is primarily due to the increased loan balances and reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2016 and December 31, 2015 was 1.18% and 1.17%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2016 and December 31, 2015 was 53.5% and 42.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits decreased $2,971,135 (1%) from $517,385,695 as of December 31, 2015, to $514,414,560 as of June 30, 2016. For the six months ended June 30, 2016, checking and savings accounts increased by $781,901 and certificates of deposit decreased by $3,753,036. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds which has allowed the Bank to reduce higher priced certificates of deposit. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized gain on available-for-sale securities, net of tax) increased $3,593,992 (5%) from $66,422,465 as of December 31, 2015, to $70,016,457 as of June 30, 2016. The Company’s net income for the six months ended June 30, 2016 was $2,532,757. Also, the equity portion of the Company’s unrealized gains (losses) on available-for-sale securities improved by $1,471,466 during the six month period. The above increases were offset by $709,291 in shareholder dividends declared during the six months ended June 30, 2016. On a per common share basis, stockholders’ equity increased from $15.27 as of December 31, 2015 to $16.03 as of June 30, 2016.

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

	Three months ended 6/30/2016			Three months ended 6/30/2015
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$496,966	$5,628	4.55%	$505,704	$5,989	4.75%
Investment securities	110,662	526	1.91%	89,817	351	1.57%
Other assets	17,583	50	1.14%	28,189	46	0.65%
Total interest-earning	625,211	6,204	3.99%	623,710	6,386	4.11%
Noninterest-earning	41,906			37,201
	$667,117			$660,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$27,518	14	0.20%	$24,696	12	0.19%
Transaction accounts	321,262	305	0.38%	329,182	331	0.40%
Certificates of deposit	112,879	251	0.89%	122,479	282	0.92%
FHLB advances	65,265	313	1.93%	52,487	297	2.27%
Securities sold under agreements to repurchase	-	-	0.00%	8,462	56	2.65%
Subordinated debentures	15,465	143	3.72%	15,465	134	3.48%
Total interest-bearing	542,389	1,026	0.76%	552,771	1,112	0.81%
Noninterest-bearing	55,536			43,729
Total liabilities	597,925			596,500
Stockholders’ equity	69,192			64,411
	$667,117			$660,911
Net earning balance	$82,822			$70,939
Earning yield less costing rate			3.23%			3.30%
Net interest income, and net yield spread on interest earning assets		$5,178	3.33%		$5,274	3.39%
Ratio of interest-earning assets to interest-bearing liabilities		115%			113%

	Six months ended 6/30/2016			Six months ended 6/30/2015
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$497,218	$11,330	4.58%	$503,100	$11,893	4.77%
Investment securities	104,345	983	1.89%	88,427	705	1.61%
Other assets	21,203	96	0.91%	27,201	76	0.56%
Total interest-earning	622,766	12,409	4.01%	618,728	12,674	4.13%
Noninterest-earning	40,929			37,184
	$663,695			$655,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$26,954	27	0.20%	$24,444	24	0.20%
Transaction accounts	325,002	625	0.39%	324,103	650	0.40%
Certificates of deposit	112,794	503	0.90%	121,508	546	0.91%
FHLB advances	61,184	614	2.02%	54,848	596	2.19%
Securities sold under agreements to repurchase	-	-	0.00%	9,227	121	2.64%
Subordinated debentures	15,465	283	3.68%	15,465	267	3.48%
Total interest-bearing	541,399	2,052	0.76%	549,595	2,204	0.81%
Noninterest-bearing	53,706			42,595
Total liabilities	595,105			592,190
Stockholders’ equity	68,590			63,722
	$663,695			$655,912
Net earning balance	$81,367			$69,133
Earning yield less costing rate			3.24%			3.32%
Net interest income, and net yield spread on interest earning assets		$10,357	3.34%		$10,470	3.41%
Ratio of interest-earning assets to interest-bearing liabilities		115%			113%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2016 and 2015

Net income for the three and six months ended June 30, 2016 was $1,256,152 and $2,532,757, respectively, compared to $1,537,949 and $2,867,492 for the three and six months ended June 30, 2015, respectively, which represents a decrease in net income of $281,797 (18%) for the three month period, and a decrease in net income of $334,735 (12%) for the six month period.

Interest Income

Total interest income for the three and six months ended June 30, 2016 decreased $182,196 (3%) and $264,788 (2%), respectively, as compared to the three and six months ended June 30, 2015. For the three and six month period ended June 30, 2016 compared to the same periods in 2015, the average yield on interest earning assets decreased 12 basis points to 3.99% and decreased 12 basis points to 4.01%, while the average balance of interest earning assets increased approximately $1,501,000 for the three month period and increased approximately $4,038,000 for the six month period. The Company experienced strong loan activity near the end of the second quarter allowing it to put available cash and investment funds into higher yielding loans. While loan growth initiatives have been successful, a significant amount of new credits occurred in the latter part of the second quarter, not yet contributing to the Company’s interest income. Also, in this highly competitive rate environment, pricing on new and renewed credit remains difficult. These issues have prevented the Company from improving its loan interest income and yield compared to 2015.

Interest Expense

Total interest expense for the three and six months ended June 30, 2016 decreased $85,594 (8%) and $151,873 (7%), respectively, when compared to the three and six months ended June 30, 2015. For the three and six months period ended June 30, 2016 compared to the same periods in 2015, the average cost of interest bearing liabilities decreased 5 basis points to 0.76% for both periods, while the average balance of interest bearing liabilities decreased approximately $10,382,000 for the three month period and decreased approximately $8,196,000 for the six month period. The expansion of lower-cost, core deposit relationships and reductions in higher priced retail products and utilization of cost effective wholesale funding continue to improve the Company’s overall cost of funds. Also improving cost of funds over the prior year was the prepayment of the Company’s $10 million repurchase agreement during the second quarter of 2015.

Net Interest Income

Net interest income for the three and six months ended June 30, 2016 decreased $96,602 (2%) and decreased $112,915 (1%), respectively, when compared to the same periods in 2015. For the three and six month periods ended June 30, 2016, the average balance of net interest earning assets over liabilities increased by approximately $11,883,000 and $12,234,000, respectively, when compared to the same periods in 2015. For the three and six month periods ended June 30, 2016, the net interest margin increased 6 basis points to 3.33% and decreased 7 basis points to 3.34%, respectively, when compared to the same periods in 2015.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $375,000 and $750,000 for the three months and six months ended June 30, 2016, respectively, compared to $0 and $150,000 for the same periods in 2015.

The Company’s increase in the provision was primarily due to the increased loan balances and various reserves on a few specific problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income decreased $332,340 (22%) and $137,437 (6%) for the three months and six months ended June 30, 2016, respectively, when compared to the three months and six months ended June 30, 2015. The decrease is primarily attributable to the Company’s higher levels of gains on sale of loans and investment securities in the second quarter of 2015. The prior year gains were part of a structured transaction selling approximately $4,000,000 of Small Business Administration (“SBA”) guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992.

The above was partially offset as the Company’s mortgage division experienced an increase in gains on sale of fixed-rate mortgage loans of $17,874 (5%) and $76,472 (12%) for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Noninterest Expense

Noninterest expense decreased $242,386 (5%) and $174,796 (2%) for the three and six months ended June 30, 2016 when compared to the same periods in 2015. This decrease was primarily due to the prepayment penalty of $463,992 paid during 2015 as part of the structured transaction discussed above under “Noninterest Income”.

Salaries and employee benefits increased $217,646 (9%) and $315,486 (6%) for the three and six months ended June 30, 2016 when compared to the same periods in 2015. This was primarily due to the addition of a loan production office in Joplin and the addition of other key positions in the areas of technology, commercial and retail production. The Company is continuing to position itself for future growth and expansion. Also impacting compensation were mortgage commissions which increased due to the mortgage volume noted above under “Noninterest Income”.

Provision for Income Taxes

The provision for income taxes decreased by $279,759 (40%) and $340,821 (27%) for the three and six months ended June 30, 2016 when compared to the same periods of 2015. The decrease in the provision for income taxes is a direct result of the Company’s decrease in taxable income and increased utilization of tax-exempt revenue sources.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. Due to the decrease in nonperforming loans, the allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2016 and December 31, 2015 was 53.5% and 42.3%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2016, were $16,293,838 or 2.40% of total assets as compared to $24,237,463 or 3.71% of total assets at December 31, 2015. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2016	12/31/2015	12/31/2014
Nonperforming loans	$11,556	$13,755	$5,291
Real estate acquired in settlement of loans	2,504	2,392	3,165
Total nonperforming assets	$14,060	$16,147	$8,456

Total nonperforming assets as a percentage of total assets	2.07%	2.47%	1.35%
Allowance for loan losses	$6,181	$5,812	$6,589
Allowance for loan losses as a percentage of gross loans	1.18%	1.17%	1.33%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, investment securities, customer deposits and Federal Home Loan Bank of Des Moines borrowings. The Company also has established borrowing lines available from the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $9,798,780 as of June 30, 2016 and $18,774,419 as of December 31, 2015, representing a decrease of $8,975,639. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively resulting in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, when fully phased in.

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of June 30, 2016, the Bank’s common equity Tier 1 ratio was 13.19%, the Bank’s Tier 1 leverage ratio was 12.25%, its Tier 1 risk-based capital ratio was 13.19% and the Bank’s total risk-based capital ratio was 14.19% - all exceeding the well-capitalized requirements of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the first 0.625% of capital conservation buffer required as of June 30, 2016.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2016 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$76,592	$(3,929)	-5%	11.69%	-0.14%
+100	78,808	(1,713)	-2%	11.80%	-0.03%
NC	80,521	-	0%	11.83%	0.00%
-100	76,439	(4,082)	-5%	11.07%	-0.76%
-200	84,775	4,254	5%	12.13%	0.29%

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

During the quarter ended June 30, 2016, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended June 30, 2016.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

10.1	Amendment to Employment Agreement, dated June 1, 2016 between the Company and Chief Executive, Chief Financial, Chief Operating and Chief Credit Officers* (1)
10.2	Amendment to Restricted Stock Award Agreements, dated June 1, 2016, between the Company and H. Michael Mattson, Chief Lending Officer* (2)
10.3	Written Description of 2016 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating and Chief Credit Officers* (3)
10.4	Written Description of 2016 Employment Agreement and 2016 Executive Incentive Compensation Annual Plan-Chief Lending Officer* (4)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).	1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).	2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

 The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.**

 *Management contract or compensatory plan or arrangement

**Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_________________________________________________

(1)	Filed as Exhibit 10.1 through 10.4 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 10.6 through 10.9 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 through 10.2 to the Current Report on Form 8-K filed by the Registrant on June 28, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 5, 2016
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 5, 2016
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)