Form 10-Q
period 2016-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2016-11-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2016
Common Stock, Par Value $0.10 per share	4,432,027 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Stockholders’ Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	9/30/16	12/31/15
ASSETS
Cash and due from banks	$3,494,693	$3,561,272
Interest-bearing deposits in other financial institutions	7,454,012	15,213,147
Cash and cash equivalents	10,948,705	18,774,419
Available-for-sale securities	96,573,046	97,292,487
Held-to-maturity securities	30,363	43,099
Stock in Federal Home Loan Bank, at cost	3,767,000	2,837,500
Mortgage loans held for sale	2,564,342	1,902,933
Loans receivable, net of allowance for loan losses of September 30, 2016 - $6,396,580 - December 31, 2015 - $5,811,940	525,862,944	491,001,907
Accrued interest receivable	1,808,980	1,986,692
Prepaid expenses and other assets	3,217,504	3,525,032
Foreclosed assets held for sale	2,246,839	2,391,727
Premises and equipment, net	10,864,395	10,540,428
Bank owned life insurance	19,149,610	18,779,915
Deferred and receivable income taxes	2,571,531	3,758,933
	$679,605,259	$652,835,072

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$515,764,148	$517,385,695
Federal Home Loan Bank advances	74,600,000	52,100,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	534,471	190,853
Accrued expenses and other liabilities	1,953,098	1,074,957
Accrued interest payable	203,417	196,102
	608,520,134	586,412,607

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2016 and December 31, 2015 - 6,875,503 and 6,859,003 shares, respectively	687,550	685,900
Additional paid-in capital	50,472,294	50,441,464
Retained earnings, substantially restricted	56,268,937	53,258,126
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	588,095	(683,956)
	108,016,876	103,701,534
Treasury stock, at cost; September 30, 2016 and December 31, 2015 - 2,443,476 and 2,466,462 shares, respectively	(36,931,751)	(37,279,069)
	71,085,125	66,422,465
	$679,605,259	$652,835,072

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Interest Income
Loans	$5,854,069	$5,846,935	$17,184,094	$17,740,376
Investment securities	461,587	350,679	1,445,151	1,055,210
Other	38,647	31,477	134,417	107,652
	6,354,303	6,229,091	18,763,662	18,903,238
Interest Expense
Deposits	560,168	612,091	1,715,179	1,832,281
FHLB and Federal Reserve advancese	349,575	298,952	963,847	895,137
Subordinated debentures	146,438	135,329	429,348	402,187
Other	-	289	-	121,122
	1,056,181	1,046,661	3,108,374	3,250,727
Net Interest Income	5,298,122	5,182,430	15,655,288	15,652,511
Provision for Loan Losses	200,000	200,000	950,000	350,000
Net Interest Income After
Provision for Loan Losses	5,098,122	4,982,430	14,705,288	15,302,511
Noninterest Income
Service charges	303,958	317,385	849,026	914,019
Gain (loss) on sale of investment securities	44,060	(4,152)	155,465	151,161
Gain on sale of mortgage loans held for sale	528,521	419,952	1,260,978	1,075,937
Gain on sale of Small Business Administration loans	85,624	378	237,862	344,817
Net loss on foreclosed assets	(33,808)	(21,151)	(53,313)	(38,913)
Other income	387,146	397,548	1,153,718	1,088,611
	1,315,501	1,109,960	3,603,736	3,535,632
Noninterest Expense
Salaries and employee benefits	2,694,069	2,483,512	7,950,867	7,424,824
Occupancy	465,237	474,885	1,343,062	1,411,472
FDIC deposit insurance premiums	117,311	105,878	362,025	326,216
Prepayment penalty on securities sold under agreements to repurchase	-	-	-	463,992
Data processing	223,618	198,291	650,283	592,114
Advertising	131,250	131,250	393,750	393,750
Other expense	686,222	658,187	2,036,590	2,033,301
	4,317,707	4,052,003	12,736,577	12,645,669
Income Before Income Taxes	2,095,916	2,040,387	5,572,447	6,192,474
Provision for Income Taxes	554,009	621,751	1,497,783	1,906,346
Net Income Available to Common Shareholders	$1,541,907	$1,418,636	$4,074,664	$4,286,128

Basic Income Per Common Share	$0.35	$0.33	$0.93	$0.99
Diluted Income Per Common Share	$0.35	$0.32	$0.92	$0.98

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
NET INCOME	$1,541,907	$1,418,635	$4,074,664	$4,286,128
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(272,470)	828,626	2,174,594	585,013
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(44,060)	4,152	(155,465)	(151,161)
Total other items of comprehensive income (loss)	(316,530)	832,778	2,019,129	433,852
Income tax expense (benefit) related to other items of comprehensive income	(117,115)	308,128	747,078	160,524
Other comprehensive income (loss)	(199,415)	524,650	1,272,051	273,328
TOTAL COMPREHENSIVE INCOME	$1,342,492	$1,943,285	$5,346,715	$4,559,456

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	$685,900	$50,441,464	$(37,279,069)	$53,258,126	$(683,956)	$66,422,465
Net income	-	-	-	4,074,664	-	4,074,664
Change in unrealized gain on available-for-sale securities, net of income taxes	-	-	-	-	1,272,051	1,272,051
Dividends on common stock ($0.24 per share)	-	-	-	(1,063,853)	-	(1,063,853)
Stock award plans	-	(53,320)	347,318	-	-	293,998
Stock options exercised	1,650	84,150	-	-	-	85,800
Balance, September 30, 2016	$687,550	$50,472,294	$(36,931,751)	$56,268,937	$588,095	$71,085,125

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	9/30/2016	9/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,074,664	$4,286,128
Items not requiring (providing) cash:
Deferred income taxes	(88,504)	(17,622)
Depreciation	615,224	678,648
Provision for loan losses	950,000	350,000
Gain on sale of mortgage loans held for sale and investment securities	(1,416,443)	(1,368,477)
Loss (gain) on sale of foreclosed assets	2,798	(8,905)
Gain on sale of Small Business Administration Loans	(237,862)	(344,817)
Amortization of deferred income, premiums and discounts	469,088	558,319
Stock award plan expense	293,998	239,548
Origination of loans held for sale	(47,274,120)	(41,881,391)
Proceeds from sale of loans held for sale	47,873,689	43,989,808
Increase in cash surrender value of bank owned life insurance	(369,695)	(271,963)
Changes in:
Accrued interest receivable	177,712	359,635
Prepaid expenses and other assets	307,528	704,580
Accounts payable and accrued expenses	707,875	158,457
Income taxes receivable	703,175	(3,664)
Net cash provided by operating activities	6,789,127	7,428,284
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans receivable	(11,132,508)	-
Net change in loans	(24,782,137)	(16,136,499)
Principal payments on available-for-sale securities	6,385,019	8,185,628
Principal payments on held-to-maturity securities	12,736	13,882
Proceeds from calls/maturities of available-for-sale securities	535,000	-
Purchase of premises and equipment	(939,191)	(717,854)
Purchase of available-for-sale securities	(71,652,913)	(38,568,960)
Proceeds from sale of available-for-sale securities	67,177,538	24,636,698
Redemption (purchase) of Federal Home Loan Bank stock	(929,500)	143,400
Proceeds from sale of foreclosed assets held for sale	463,863	608,920
Net cash used in investing activities	(34,862,093)	(21,834,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(1,060,619)	(654,253)
Net increase in demand deposits, NOW accounts and savings accounts	5,344,326	29,545,375
Net decrease in certificates of deposit	(6,965,873)	(4,201,038)
Proceeds from Federal Home Loan Bank advances	173,400,000	-
Repayments of Federal Home Loan Bank and Federal Reserve advances	(150,900,000)	(3,850,000)
Net decrease of securities sold under agreements to repurchase	-	(10,000,000)
Advances from borrowers for taxes and insurance	343,618	346,117
Stock options exercised	85,800	144,874
Net cash provided by financing activities	20,247,252	11,331,075
DECREASE IN CASH AND CASH EQUIVALENTS	(7,825,714)	(3,075,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,774,419	12,493,890
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,948,705	$9,418,464

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2016
Equity Securities	$102,212	$8,883	$(17,176)	$93,919
Debt Securities:
Municipals	39,461,752	818,344	(42,386)	40,237,710
Corporates	5,994,436	60,880	(88,091)	5,967,225
Government sponsored mortgage-backed securities and SBA loan pools	50,081,162	318,725	(125,695)	50,274,192
	$95,639,562	$1,206,832	$(273,348)	$96,573,046

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Municipals	31,132,635	302,335	(85,808)	31,349,162
Corporates	3,965,719	-	(152,019)	3,813,700
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
	$98,378,132	$326,180	$(1,411,825)	$97,292,487

Maturities of available-for-sale debt securities as of September 30, 2016:

			Amortized Cost	Approximate Fair Value
1	-	5 years	$1,298,090	$1,307,722
6	-	10 years	10,344,524	10,556,820
After 10 years			33,813,574	34,340,393
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date			50,081,162	50,274,192
			$95,537,350	$96,479,127

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$30,363	$673	$(5)	$31,031

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$43,099	$836	$-	$43,935

Maturities of held-to-maturity securities as of September 30, 2016:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$30,363	$31,031

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $54,850,847 and $52,554,932 as of September 30, 2016 and December 31, 2015, respectively. The approximate fair value of pledged securities amounted to $55,524,321 and $52,095,842 as of September 30, 2016 and December 31, 2015, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $155,465 and $151,161 as of September 30, 2016 and September 30, 2015, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $57,522 and $56,042 as of September 30, 2016 and September 30, 2015, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2016 and December 31, 2015, was $32,516,460 and $68,123,480, respectively, which is approximately 34% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$30,751	$(17,176)	$30,751	$(17,176)
Municipals	5,529,687	(41,862)	182,900	(524)	5,712,587	(42,386)
Corporates	-	-	3,019,725	(88,091)	3,019,725	(88,091)
Government sponsored mortgage-backed securities and SBA loan pools	22,214,153	(110,431)	1,539,244	(15,269)	23,753,397	(125,700)
	$27,743,840	$(152,293)	$4,772,620	$(121,060)	$32,516,460	$(273,353)

	December 31, 2015

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,151	$(12,776)	$35,151	$(12,776)
U. S. government agencies	6,399,920	(83,965)	1,996,864	(53,136)	8,396,784	(137,101)
Municipals	6,167,019	(70,266)	715,410	(15,542)	6,882,429	(85,808)
Corporates	1,675,500	(79,708)	2,138,200	(72,311)	3,813,700	(152,019)
Government sponsored mortgage-backed securities and SBA loan pools	33,072,102	(493,865)	15,923,314	(530,256)	48,995,416	(1,024,121)
	$47,314,541	$(727,804)	$20,808,939	$(684,021)	$68,123,480	$(1,411,825)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2016 and December 31, 2015 include:

	September 30,	December 31,
	2016	2015
Real estate - residential mortgage:
One to four family units	$109,391,522	$98,257,417
Multi-family	38,192,064	41,603,670
Real estate - construction	41,305,779	45,462,895
Real estate - commercial	238,722,021	208,824,573
Commercial loans	81,739,377	81,006,897
Consumer and other loans	23,261,945	21,991,881
Total loans	532,612,708	497,147,333
Less:
Allowance for loan losses	(6,396,580)	(5,811,940)
Deferred loan fees/costs, net	(353,184)	(333,486)
Net loans	$525,862,944	$491,001,907

Classes of loans by aging at September 30, 2016 and December 31, 2015 were as follows:

As of September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$244	$295	$164	$703	$108,689	$109,392	$-
Multi-family	-	-	-	-	38,192	38,192	-
Real estate - construction	-	-	-	-	41,306	41,306	-
Real estate - commercial	-	-	835	835	237,887	238,722	-
Commercial loans	-	-	612	612	81,127	81,739	-
Consumer and other loans	70	-	16	86	23,176	23,262	-
Total	$314	$295	$1,627	$2,236	$530,377	$532,613	$-

As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$168	$105	$273	$97,984	$98,257	$-
Multi-family	-	-	-	-	41,604	41,604	-
Real estate - construction	-	-	-	-	45,463	45,463	-
Real estate - commercial	-	-	1,079	1,079	207,745	208,824	-
Commercial loans	88	-	1,239	1,327	79,680	81,007	-
Consumer and other loans	2	8	-	10	21,982	21,992	-
Total	$90	$176	$2,423	$2,689	$494,458	$497,147	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2016	2015
Real estate - residential mortgage:
One to four family units	$2,137,884	$2,272,535
Multi-family	-	-
Real estate - construction	7,536,662	8,079,807
Real estate - commercial	1,077,642	1,240,909
Commercial loans	943,259	2,149,333
Consumer and other loans	37,526	12,891
Total	$11,732,973	$13,755,475

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181
Provision charged to expense	282	86	6	6	(40)	33	(173)	$200
Losses charged off	-	-	-	-	(11)	(58)	-	$(69)
Recoveries	46	-	17	-	8	14	-	$85
Balance, end of period	$1,996	$1,699	$885	$163	$1,323	$277	$54	$6,397

Nine months ended September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	922	141	80	(14)	102	102	(383)	$950
Losses charged off	(252)	-	(47)	-	(170)	(132)	-	$(601)
Recoveries	80	32	31	-	9	84	-	$236
Balance, end of period	$1,996	$1,699	$885	$163	$1,323	$277	$54	$6,397

Three months ended September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,346	$1,945	$805	$151	$1,893	$232	$279	$6,651
Provision charged to expense	921	(363)	(25)	10	(410)	(4)	71	$200
Losses charged off	-	-	(1)	-	-	(46)	-	$(47)
Recoveries	1	-	4	-	1	11	-	$17
Balance, end of period	$2,268	$1,582	$783	$161	$1,484	$193	$350	$6,822

Nine months ended September 30, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	929	(410)	(32)	34	(474)	54	249	$350
Losses charged off	-	-	(99)	-	-	(80)	-	$(179)
Recoveries	9	-	14	-	4	34	-	$61
Balance, end of period	$2,268	$1,582	$783	$161	$1,484	$193	$350	$6,822

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$971	$69	$3	$-	$293	$16	$-	$1,352
Ending balance: collectively evaluated for impairment	$1,025	$1,630	$882	$163	$1,030	$261	$54	$5,045
Loans:
Ending balance: individually evaluated for impairment	$7,537	$1,077	$2,138	$-	$943	$150	$-	$11,845
Ending balance: collectively evaluated for impairment	$33,769	$237,645	$107,254	$38,192	$80,796	$23,112	$-	$520,768

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

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

The following table summarizes the recorded investment in impaired loans at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,110	$2,110	$-	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,581	5,581	-	5,730	5,730	-
Real estate - commercial	242	242	-	1,241	1,241	-
Commercial loans	596	596	-	1,538	1,538	-
Consumer and other loans	37	38	-	904	904	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$28	$28	$3	$-	$-	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	1,956	4,696	971	2,350	4,838	540
Real estate - commercial	835	835	69	-	-	-
Commercial loans	347	800	293	611	914	312
Consumer and other loans	113	113	16	84	84	13
Total
Real estate - residential mortgage:
One to four family units	$2,138	$2,138	$3	$2,272	$2,272	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	7,537	10,277	971	8,080	10,568	540
Real estate - commercial	1,077	1,077	69	1,241	1,241	-
Commercial loans	943	1,396	293	2,149	2,452	312
Consumer and other loans	150	151	16	988	988	13
Total	$11,845	$15,039	$1,352	$14,730	$17,521	$865

The following tables summarize average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2016		September 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,153	$-	$1,340	$1
Multi-family	-	-	-	-
Real estate - construction	5,597	-	1,528	-
Real estate - commercial	244	-	54	-
Commercial loans	657	-	640	-
Consumer and other loans	185	-	1,179	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$28	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	2,051	-	3,452	-
Real estate - commercial	278	-	-	-
Commercial loans	375	-	612	-
Consumer and other loans	110	-	-	-
Total
Real estate - residential mortgage:
One to four family units	$2,181	$-	$1,340	$1
Multi-family	-	-	-	-
Real estate - construction	7,648	-	4,980	-
Real estate - commercial	522	-	54	-
Commercial loans	1,032	-	1,252	-
Consumer and other loans	295	-	1,179	1
Total	$11,678	$-	$8,805	$2

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,200	$-	$932	$2
Multi-family	-	-	-	-
Real estate - construction	5,661	-	559	-
Real estate - commercial	657	-	18	-
Commercial loans	960	-	434	-
Consumer and other loans	114	1	402	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$23	$-	$304	$-
Multi-family	-	-	-	-
Real estate - construction	2,222	-	2,937	-
Real estate - commercial	93	-	-	-
Commercial loans	489	-	618	-
Consumer and other loans	105	-	92	-
Total
Real estate - residential mortgage:
One to four family units	$2,223	$-	$1,236	$2
Multi-family	-	-	-	-
Real estate - construction	7,883	-	3,496	-
Real estate - commercial	750	-	18	-
Commercial loans	1,449	-	1,052	-
Consumer and other loans	219	1	494	1
Total	$12,524	$1	$6,296	$3

At September 30, 2016, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Real estate - residential mortgage:
One to four family units	$1,569,183	$1,556,964
Multi-family	-	-
Real estate - construction	7,536,662	8,079,807
Real estate - commercial	161,491	161,491
Commercial loans	416,980	1,442,476
Consumer and other loans	-	-
Total	$9,684,316	$11,240,738

The bank did not have any new TDRs for the nine months ending September 30, 2016. The Bank has allocated $1,047,836 and $841,284 of specific reserves to customers whose loan terms have been modified in TDR as of September 30, 2016 and December 31, 2015, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2016 and December 31, 2015:

September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$33,769	$230,410	$103,048	$38,192	$75,379	$22,991	$503,789
Special Mention	-	5,924	2,802	-	4,544	-	13,270
Substandard	7,537	2,388	3,542	-	1,213	271	14,951
Doubtful	-	-	-	-	603	-	603
Total	$41,306	$238,722	$109,392	$38,192	$81,739	$23,262	$532,613

December 31, 2015	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$37,383	$198,230	$91,267	$41,604	$73,407	$21,775	$463,666
Special Mention	-	3,657	3,319	-	2,267	-	9,243
Substandard	8,080	6,937	3,671	-	4,730	217	23,635
Doubtful	-	-	-	-	603	-	603
Total	$45,463	$208,824	$98,257	$41,604	$81,007	$21,992	$497,147

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

The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2016:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2016	91,500	57,500	$19.58
Granted	-	-	-
Exercised	(11,500)	(5,000)	5.20
Forfeited	(15,000)	-	28.11
Balance outstanding as of September 30, 2016	65,000	52,500	$20.51
Options exercisable as of September 30, 2016	65,000	52,500	$20.51

The total intrinsic value of stock options exercised for the nine months ended September 30, 2016 was $169,103. The total intrinsic value of outstanding stock options (including exercisable) was $438,800 at September 30, 2016.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2016	43,477	$12.75
Granted	24,679	15.01
Vested	(7,201)	13.13
Forfeited	-	-
Balance of shares non-vested as of September 30, 2016	60,955	$13.62

In February 2016, the Company granted 9,336 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 1,167 were immediately vested (and expensed in full) and 8,169 have a cliff vesting at the end of one year, and thus, expensed over that same period. These shares had a grant date market price of $15.00 per share. The total amount expensed for restricted stock grant to directors (including all previous years grants) during the nine months ended September 30, 2016 was $97,776.

For the nine months ended September 30, 2016, the Company granted 15,343 shares of restricted stock to officers that have a cliff vesting at the end of three years. The 2016 grants had 14,593 shares with a grant date market price of $15.00 and 750 shares with a grant date market price of $15.34. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the nine months ended September 30, 2016 was $216,079.

Total stock-based compensation expense recognized for the three months ended September 30, 2016 was $100,594. Total stock-based compensation expense recognized for the nine months ended September 30, 2016 was $313,855. As of September 30, 2016, there was $377,515 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended September 30, 2016			For nine months ended September 30, 2016
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,541,907	4,370,700	$0.35	$4,074,664	4,365,835	$0.93
Effect of Dilutive Securities		56,853			53,553
Diluted Income Per Common Share	$1,541,907	4,427,553	$0.35	$4,074,664	4,419,388	$0.92

	For three months ended September 30, 2015			For nine months ended September 30, 2015
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,418,635	4,338,803	$0.33	$4,286,128	4,329,526	$0.99
Effect of Dilutive Securities		55,216			56,340
Diluted Income Per Common Share	$1,418,635	4,394,019	$0.32	$4,286,128	4,385,866	$0.98

Stock options to purchase 73,500 shares of common stock were outstanding during the three and nine months ended September 30, 2016 and stock options to purchase 98,500 shares of common stock were outstanding during the three and nine months ended September 30, 2015 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements, other than the required new disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category, and clarifies the guidance for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements, and it is too early at this time to determine the impact on the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows with respect to eight types of cash flows. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

9/30/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$94	$-	$-	$94
Debt securities:
Municipals	-	40,238	-	40,238
Corporates	-	5,967	-	5,967
Government sponsored mortgage-backed securities and SBA loan pools	-	50,274	-	50,274
Available-for-sale securities	$94	$96,479	$-	$96,573

12/31/2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	8,397	-	8,397
Municipals	-	31,349	-	31,349
Corporates	-	3,814	-	3,814
Government sponsored mortgage-backed securities and SBA loan pools	-	53,633	-	53,633
Available-for-sale securities	$99	$97,193	$-	$97,292

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Impaired loans (collateral dependent):
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2016	$-	$-	$3,021	$3,021

December 31, 2015	$-	$-	$5,000	$5,000

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2016	$-	$-	$-	$-

December 31, 2015	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2016 or 2015. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$3,021	Market Comparable	Discount to reflect realizable value	0%	-	50%	(11%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$5,000	Market Comparable	Discount to reflect realizable value	0%	-	23%	(4%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$10,948,705	$10,948,705	1
Held-to-maturity securities	30,363	31,031	2
Federal Home Loan Bank stock	3,767,000	3,767,000	2
Mortgage loans held for sale	2,564,342	2,564,342	2
Loans, net	525,862,944	528,440,979	3
Interest receivable	1,808,980	1,808,980	2
Financial liabilities:
Deposits	515,764,148	501,675,796	2
Federal Home Loan Bank advances	74,600,000	74,731,510	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	203,417	203,417	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2015
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$18,774,419	$18,774,419	1
Held-to-maturity securities	43,099	43,935	2
Federal Home Loan Bank stock	2,837,500	2,837,500	2
Mortgage loans held for sale	1,902,933	1,902,933	2
Loans, net	491,001,907	495,207,798	3
Interest receivable	1,986,692	1,986,692	2
Financial liabilities:
Deposits	517,385,695	511,225,380	2
Federal Home Loan Bank advances	52,100,000	53,227,960	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	196,102	196,102	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Financial Condition

The Company’s total assets increased $26,770,187 (4%) from $652,835,072 as of December 31, 2015, to $679,605,259 as of September 30, 2016.

Available-for-sale securities decreased $719,441 (1%) from $97,292,487 as of December 31, 2015, to $96,573,046 as of September 30, 2016. The Company had purchases of $71,652,913 offset by sales, maturities and principal payments received of $74,097,557. The Company had unrealized gains of $933,484 at September 30, 2016 which was an improvement from unrealized losses of $1,085,644 at December 31, 2015.

Net loans receivable increased by $34,861,037 (7%) from $491,001,907 as of December 31, 2015 to $525,862,944 as of September 30, 2016. Commercial real estate loans increased $29,897,448 (14%) primarily due to $8,600,000 of existing loans moving out of the construction category and $17,500,000 of new larger credit loans. During the nine month period, construction loans decreased $4,157,116 (9%) primarily due to $5,400,000 of new volume offset by larger credits moving to commercial real estate (noted above) and $1,300,000 of anticipated payoffs. Loans secured by one-to-four family unit residential real estate increased $11,134,105 (11%) due to new credits secured by investment rental properties. Also, permanent multi-family loans decreased $3,411,606 (8%), installment loans increased $1,270,064 (6%) and commercial loans increased $732,480 (1%). The Company continues to focus its lending efforts primarily in the commercial and owner occupied real estate loan categories.

Allowance for loan losses increased $584,640 (10%) from $5,811,940 as of December 31, 2015 to $6,396,580 as of September 30, 2016. In addition to the provision for loan loss of $950,000 recorded by the Company for the nine months ended September 30, 2016, charge-offs of specific loans (classified as nonperforming at December 31, 2015) exceeded loan recoveries by $365,360. The increase in the allowance is primarily due to the increased loan balances and reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2016 and December 31, 2015 was 1.20% and 1.17%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2016 and December 31, 2015 was 54.5% and 42.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits decreased $1,621,547 (less than 1%) from $517,385,695 as of December 31, 2015, to $515,764,148 as of September 30, 2016. For the nine months ended September 30, 2016, checking and savings accounts increased by $5,344,326 and certificates of deposit decreased by $6,965,873. The increase in checking and savings accounts was due to the Bank’s continued efforts to increase core transaction deposits, including retail, commercial and public funds which has allowed the Bank to reduce higher priced certificates of deposit. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity (including unrealized gain on available-for-sale securities, net of tax) increased $4,662,660 (7%) from $66,422,465 as of December 31, 2015, to $71,085,125 as of September 30, 2016. The Company’s net income for the nine months ended September 30, 2016 was $4,074,664. Also, the equity portion of the Company’s unrealized gains (losses) on available-for-sale securities improved by $1,272,051 during the nine month period. The above increases were offset by $1,063,853 in shareholder dividends declared during the nine months ended September 30, 2016. On a per common share basis, stockholders’ equity increased from $15.27 as of December 31, 2015 to $16.26 as of September 30, 2016.

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

	Three months ended 9/30/2016			Three months ended 9/30/2015
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$527,382	$5,854	4.42%	$503,598	$5,847	4.61%
Investment securities	100,338	461	1.83%	87,451	350	1.59%
Other assets	15,608	39	0.99%	18,580	32	0.68%
Total interest-earning	643,328	6,354	3.93%	609,629	6,229	4.05%
Noninterest-earning	41,110			36,098
	$684,438			$645,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$27,858	14	0.20%	$24,983	13	0.21%
Transaction accounts	312,619	301	0.38%	320,759	319	0.39%
Certificates of deposit	109,893	245	0.89%	119,380	281	0.93%
FHLB advances	88,261	350	1.58%	52,235	299	2.27%
Securities sold under agreements to repurchase	-	-	0.00%	-	-	0.00%
Subordinated debentures	15,465	146	3.76%	15,465	135	3.46%
Total interest-bearing	554,096	1,056	0.76%	532,822	1,047	0.78%
Noninterest-bearing	59,162			47,434
Total liabilities	613,258			580,256
Stockholders’ equity	71,180			65,471
	$684,438			$645,727
Net earning balance	$89,232			$76,807
Earning yield less costing rate			3.17%			3.27%
Net interest income, and net yield spread on interest earning assets		$5,298	3.28%		$5,182	3.37%
Ratio of interest-earning assets to interest-bearing liabilities		116%			114%

	Nine months ended 9/30/2016			Nine months ended 9/30/2015
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$507,346	$17,184	4.52%	$503,267	$17,740	4.71%
Investment securities	103,026	1,445	1.87%	88,099	1,055	1.60%
Other assets	19,324	135	0.93%	24,238	108	0.60%
Total interest-earning	629,696	18,764	3.98%	615,604	18,903	4.11%
Noninterest-earning	40,953			36,876
	$670,649			$652,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$27,258	41	0.20%	$24,625	37	0.20%
Transaction accounts	318,181	926	0.39%	322,975	969	0.40%
Certificates of deposit	111,820	748	0.89%	120,791	827	0.92%
FHLB advances	70,275	964	1.83%	53,967	895	2.22%
Securities sold under agreements to repurchase	-	-	0.00%	6,117	121	2.64%
Subordinated debentures	15,465	429	3.71%	15,465	402	3.48%
Total interest-bearing	542,999	3,108	0.76%	543,940	3,251	0.80%
Noninterest-bearing	58,186			44,229
Total liabilities	601,185			588,169
Stockholders’ equity	69,464			64,311
	$670,649			$652,480
Net earning balance	$86,697			$71,664
Earning yield less costing rate			3.22%			3.31%
Net interest income, and net yield spread on interest earning assets		$15,656	3.32%		$15,652	3.40%
Ratio of interest-earning assets to interest-bearing liabilities		116%			113%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2016 and 2015

Net income for the three and nine months ended September 30, 2016 was $1,541,907 and $4,074,664, respectively, compared to $1,418,636 and $4,286,128 for the three and nine months ended September 30, 2015, respectively, which represents an increase in net income of $123,271 (9%) for the three month period, and a decrease in net income of $211,464 (5%) for the nine month period.

Interest Income

Total interest income for the three and nine months ended September 30, 2016 increased $125,212 (2%) and decreased $139,576 (1%), respectively, as compared to the three and nine months ended September 30, 2015. For the three and nine month period ended September 30, 2016 compared to the same periods in 2015, the average yield on interest earning assets decreased 12 basis points to 3.93% and decreased 13 basis points to 3.98%, while the average balance of interest earning assets increased approximately $33,699,000 for the three month period and increased approximately $14,092,000 for the nine month period. The Company continued to experience strong loan activity during the third quarter. However, pricing on loans remains challenging due to significant competition on new and renewing credits. This pricing pressure has impacted the ability to maintain loan yield compared to 2015. These issues have prevented the Company from improving its loan interest income and yield compared to 2015.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2016 increased $9,520 (1%) and decreased $142,353 (4%), respectively, when compared to the three and nine months ended September 30, 2015. For the three and nine months period ended September 30, 2016 compared to the same periods in 2015, the average cost of interest bearing liabilities decreased 2 basis points to 0.76% and decreased 4 basis points to 0.76%, while the average balance of interest bearing liabilities increased approximately $21,274,000 for the three month period and decreased approximately $941,000 for the nine month period. The expansion of lower-cost, core deposit relationships and reductions in higher priced retail products and utilization of cost effective wholesale funding continue to improve the Company’s overall cost of funds. Also improving cost of funds over the prior year was the prepayment of the Company’s $10 million repurchase agreement during the second quarter of 2015.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2016 increased $115,692 (2%) and $2,777 (less than 1%), respectively, when compared to the same periods in 2015. For the three and nine month periods ended September 30, 2016, the average balance of net interest earning assets over liabilities increased by approximately $12,425,000 and $15,033,000, respectively, when compared to the same periods in 2015. For the three and nine month periods ended September 30, 2016, the net interest margin decreased 9 basis points to 3.28% and decreased 8 basis points to 3.32%, respectively, when compared to the same periods in 2015.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $200,000 and $950,000 for the three months and nine months ended September 30, 2016, respectively, compared to $200,000 and $350,000 for the same periods in 2015.

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

Noninterest Income

Noninterest income increased $205,541 (19%) for the three months ended September 30, 2016, respectively, when compared to the three months ended September 30, 2015. The increase is primarily due to the Company’s increase in gains on sale of Small Business Administration loans of $85,000, gains on sale of investment securities of $48,000 and gains on sale of mortgage loans held for sale of $108,000. The Company’s mortgage division experienced another strong quarter resulting in fixed-rate mortgage volume of $20.4 million for the quarter which was an increase of 41% compared to the same quarter of 2015.

Noninterest income increased $68,104 (2%) for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The Company recognized increased gains on sale of mortgage loans held for sale in 2016 which were offset by a decline in gains on sale of SBA guaranteed loans. The higher level of gains recognized on sale of SBA guaranteed loans in 2015 were part of a structured transaction where the Company used the sale proceeds to prepay a $10,000,000 repurchase agreement (bearing annual interest of 2.61%), incurring a prepayment penalty of $463,992.

Noninterest Expense

Noninterest expense increased $265,704 (7%) and $90,908 (1%) for the three and nine months ended September 30, 2016 when compared to the same periods in 2015.

Salaries and employee benefits increased $210,557 (8%) and $526,043 (7%) for the three and nine months ended September 30, 2016 when compared to the same periods in 2015. This was primarily due to the addition of a loan production office in Joplin and the addition of other key positions in the areas of technology, commercial and retail production. The Company is continuing to position itself for future growth and expansion. Also impacting compensation were mortgage commissions which increased due to the mortgage volume noted above under “Noninterest Income”. For the nine month period, the increase in salaries and employee benefits was partially offset by the prepayment penalty of $463,992 paid during the second quarter of 2015 as part of the structured transaction discussed above under “Noninterest Income”.

Provision for Income Taxes

The provision for income taxes decreased by $67,742 (11%) and $408,563 (21%) for the three and nine months ended September 30, 2016 when compared to the same periods of 2015. The decrease in the provision for income taxes is a direct result of the Company’s decrease in taxable income and increased utilization of tax-exempt revenue sources.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. Due to the decrease in nonperforming loans, the allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2016 and December 31, 2015 was 54.5% and 42.3%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2016, were $15,552,631 or 2.29% of total assets as compared to $24,237,463 or 3.71% of total assets at December 31, 2015. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2016	12/31/2015	12/31/2014
Nonperforming loans	$11,733	$13,755	$5,291
Real estate acquired in settlement of loans	2,247	2,392	3,165
Total nonperforming assets	$13,980	$16,147	$8,456

Total nonperforming assets as a percentage of total assets	2.06%	2.47%	1.35%
Allowance for loan losses	$6,397	$5,812	$6,589
Allowance for loan losses as a percentage of gross loans	1.20%	1.17%	1.33%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $10,948,705 as of September 30, 2016 and $18,774,419 as of December 31, 2015, representing a decrease of $7,825,714. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2016, the Bank’s common equity Tier 1 ratio was 13.69%, the Bank’s Tier 1 leverage ratio was 12.21%, its Tier 1 risk-based capital ratio was 13.69% and the Bank’s total risk-based capital ratio was 14.74% - all exceeding the well-capitalized requirements of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the first 0.625% of capital conservation buffer required as of September 30, 2016.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2016 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$87,186	$(3,326)	-4%	13.21%	-0.03%
+100	89,183	(1,329)	-2%	13.28%	0.04%
NC	90,512	-	0%	13.24%	0.00%
-100	84,914	(5,598)	-6%	12.26%	-0.98%
-200	89,125	(1,387)	-2%	12.71%	-0.53%

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

During the quarter ended September 30, 2016, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended September 30, 2016.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 8, 2016
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 8, 2016
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)