Form 10-K
period 2016-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2017-03-24
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                December 31, 2016

- or -

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                             to ______________________________

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
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter) was $63.3 million. As of March 15, 2017 there were 4,421,275 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 24, 2017 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
PART I

1	Business	4

1A	Risk Factors	29

1B	Unresolved Staff Comments	38

2	Properties	38

3	Legal Proceedings	39

4	Mine Safety Disclosures	39
PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40

6	Selected Financial Data	43

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	44

7A	Quantitative and Qualitative Disclosures About Market Risk	55

8	Financial Statements and Supplementary Data	57

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99

9A	Controls and Procedures	99

9B	Other Information	100
PART III

10	Directors, Executive Officers and Corporate Governance	101

11	Executive Compensation	101

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101

13	Certain Relationships and Related Transactions, and Director Independence	102

14	Principal Accounting Fees and Services	102
PART IV

15	Exhibits and Financial Statement Schedules	102
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

At December 31, 2016, the Company’s consolidated assets were $688.0 million, net loans were $540.5 million, deposits were $505.4 million and total stockholders’ equity was $70.0 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

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

Market Area

The Bank's primary market areas are Greene and Christian Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa and Ozark, Missouri (our “Market Area”). The major components of the local economy are service industries, education, retail, light manufacturing and health care. There is a significant regional health care presence with two large regional hospitals. There also are four accredited colleges and one major university. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has a Loan Production Office in Webster County, Missouri and Jasper County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 82% of our loan portfolio by value as of December 31, 2016. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2016		2015		2014		2013		2012
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$108,594	20%	$100,160	20%	$99,116	20%	$94,422	20%	$102,225	21%
Multi-family	48,483	9%	41,604	8%	33,786	7%	46,188	10%	46,405	10%
Construction	40,912	7%	45,463	9%	36,785	7%	43,266	9%	48,917	10%
Commercial real estate	249,581	46%	208,824	42%	215,605	44%	179,079	38%	167,761	35%
Total mortgage loans	447,570	82%	396,051	79%	385,292	78%	362,955	77%	365,308	77%
Commercial business loans	75,405	14%	81,007	16%	92,114	19%	92,722	20%	95,227	20%
Consumer loans	23,606	4%	21,992	4%	17,246	3%	17,303	4%	16,717	4%
Total consumer and other loans	99,011	18%	102,999	21%	109,360	22%	110,025	23%	111,944	23%
Total loans	546,581	100%	499,050	100%	494,652	100%	472,980	100%	477,252	100%
Less:
Deferred loan fees/costs, net	382		333		262		175		136
Allowance for loan losses	5,742		5,812		6,589		7,802		8,740
Total Loans, net	$540,457		$492,905		$487,801		$465,003		$468,376

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2016. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$14,336	$48,589	$45,669	$108,594
Multi-family	4,979	28,172	15,332	48,483
Construction	23,480	12,484	4,948	40,912
Commercial real estate	23,141	118,557	107,883	249,581
Commercial loans	26,243	32,208	16,954	75,405
Consumer loans	9,719	6,801	7,086	23,606
Total loans (1)	$101,898	$246,811	$197,872	$546,581
Less:
Deferred loan fees/costs				382
Allowance for loan losses				5,742
Loans receivable net				$540,457

(1) Includes mortgage loans held for sale of $2,183

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2016 of all loans due after December 2017, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$57,934	$36,324	$94,258	39%
Multi-family	24,068	19,436	43,504	45%
Construction	12,165	5,267	17,432	30%
Commercial real estate	140,276	86,164	226,440	38%
Commercial loans	16,504	32,658	49,162	66%
Consumer loans	2,090	11,797	13,887	85%
Total loans (1)	$253,037	$191,646	$444,683	43%

(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2016, the Bank had commercial real estate loans totaling $250.0 million or 46% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $22.7 million as of December 31, 2016, as its maximum commercial real estate loan amount.

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

As of December 31, 2016, the Bank’s commercial real estate loan portfolio included approximately $7.5 million, or 1.4% in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2016, the Bank had commercial business loans totaling $75.4 million or 14% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

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

As of December 31, 2016, $108.6 million or 20% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2016, $48.5 million or 9% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $22.7 million as of December 31, 2016, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2016, construction loans totaled $41.0 million or 7% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2016, the Bank has such loans totaling $23.6 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2016, the Bank has ten loans 90 days or more past due with a principal balance of $733,562 and two loans between 30 and 89 days past due with an aggregate principal balance of $862,718. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$2,060	$2,272	$911	$816	$2,281
Multi-family	-	-	-	-	-
Construction	5,447	8,080	2,893	4,530	6,274
Commercial real estate	162	1,241	460	3,663	3,664
	7,669	11,593	4,264	9,009	12,219
Non-mortgage loans:
Commercial loans	925	2,149	1,027	6,776	2,793
Consumer and other loans	38	13	-	63	319
	963	2,162	1,027	6,839	3,112
Total non-accrual loans	8,632	13,755	5,291	15,848	15,331
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$8,632	$13,755	$5,291	$15,848	$15,331
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.60%	2.79%	1.08%	3.41%	3.27%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	1.25%	2.11%	0.84%	2.56%	2.32%

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

Non-Performing Assets	As of
	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$2,060	$2,272	$911	$816	$2,281
Multi-family	-	-	-	-	-
Construction	5,447	8,080	2,893	4,530	6,274
Commercial real estate	162	1,241	460	3,663	3,664
	7,669	11,593	4,264	9,009	12,219
Non-mortgage loans:
Commercial loans	925	2,149	1,027	6,776	2,793
Consumer and other loans	38	13	-	63	319
	963	2,162	1,027	6,839	3,112
Total non-accrual loans	8,632	13,755	5,291	15,848	15,331
Real estate and other assets acquired in settlement of loans	2,682	2,392	3,165	3,822	4,530
Total non-performing assets	$11,314	$16,147	$8,456	$19,670	$19,861

Total non-accrual loans as a percentage of net loans	1.60%	2.79%	1.08%	3.41%	3.27%
Total non-performing assets as a percentage of total assets	1.64%	2.47%	1.35%	3.17%	3.01%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$90	$573	$337	$572	$484

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2016.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	2	$2,591	32	$3,453	-	$-	34	$6,044
Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	5	5,447	-	-	5	5,447
Commercial real estate	4	5,922	8	1,459	-	-	12	7,381
Commercial	2	4,503	12	1,225	3	584	17	6,312
Consumer and Other	-	-	6	226	-	-	6	226
Total loans	8	13,016	63	11,810	3	584	74	25,410
Foreclosed assets held-for-sale:
One to four family	-	-	4	1,078	-	-	4	1,078
Land and other assets	-	-	6	1,604	-	-	6	1,604
Total foreclosed assets	-	-	10	2,682	-	-	10	2,682
Total	8	$13,016	73	$14,492	3	$584	84	$28,092

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

As of December 31, 2016, the Bank's total allowance for loan losses was $5.7 million or 1.06% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $69,491 from December 31, 2015. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2016, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Beginning balance	$5,812	$6,589	$7,802	$8,740	$10,613
Gross loan charge offs
Mortgage Loans:
One to four family	(47)	(99)	(127)	(139)	(265)
Multi-family	-	-	-	-	-
Construction	(1,222)	(1,233)	(411)	(879)	(1,335)
Commercial real estate	(69)	-	(9)	(277)	(985)
	(1,338)	(1,332)	(547)	(1,295)	(2,585)
Non-mortgage loans:
Commercial loans	(171)	-	(2,018)	(1,268)	(5,547)
Consumer and other loans	(190)	(119)	(150)	(164)	(73)
	(361)	(119)	(2,168)	(1,432)	(5,620)
Total charge offs	(1,699)	(1,451)	(2,715)	(2,727)	(8,205)
Recoveries
Mortgage Loans:
One to four family	34	20	9	23	25
Multi-family	-	-	-	-	-
Construction	91	10	5	50	28
Commercial real estate	32	-	99	-	94
	157	30	113	73	147
Non-mortgage loans:
Commercial loans	8	4	65	110	198
Consumer and other loans	89	40	49	56	37
	97	44	114	166	235
Total recoveries	254	74	227	239	382
Net loan charge-offs	(1,445)	(1,377)	(2,488)	(2,488)	(7,823)
Provision charged to expense	1,375	600	1,275	1,550	5,950
Ending balance	$5,742	$5,812	$6,589	$7,802	$8,740

Net charge-offs as a percentage of average loans, net	0.28%	0.27%	0.53%	0.53%	1.68%
Allowance for loan losses as a percentage of average loans, net	1.12%	1.16%	1.41%	1.67%	1.88%
Allowance for loan losses as a percentage of total non-performing loans	67%	42%	125%	49%	57%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$4,126	72%	$3,770	65%	$4,349	66%	$5,652	72%	$6,642	76%
Non-Mortgage Loans	1,616	28%	2,042	35%	2,240	34%	2,150	28%	2,098	24%
Total	$5,742	100%	$5,812	100%	$6,589	100%	$7,802	100%	$8,740	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2016, the Company has investment securities with an amortized cost of $94.5 million and an estimated fair value of $92.4 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. Based on the carrying value of these securities, $92.4 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2016, the Company sold $76.5 million in securities and recognized $192,537 of gains.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$7,003,986	$54,050	$(4,514)	$7,053,522
Municipals	39,357,506	65,673	(1,085,654)	38,337,525
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	27,528	625	-	28,153
	$94,504,813	$139,780	$(2,217,205)	$92,427,388

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Corporates	3,965,719	-	(152,019)	3,813,700
Municipals	31,132,635	302,335	(85,808)	31,349,162
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	43,099	836	-	43,935
	$98,421,231	$327,016	$(1,411,825)	$97,336,422

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2014
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$16,121	$(13,310)	$105,023
Debt Securities:
U. S. government agencies	10,528,055	-	(271,282)	10,256,773
Municipals	15,474,316	185,747	(70,173)	15,589,890
Government sponsored mortgage-backed securities and SBA loan pools	61,075,181	235,977	(794,859)	60,516,299
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	60,993	1,626	-	62,619
	$87,240,757	$439,471	$(1,149,624)	$86,530,604

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2016.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	1,297,373	1.43%	1,299,297
Due in five to ten years	11,327,059	2.50%	11,187,770
Due after ten years	33,737,060	3.66%	32,903,980
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	48,143,321	2.74%	47,036,341
	$94,504,813	2.95%	$92,427,388

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2016
Debt Securities:
Corporates	$-	$2,997,422	$4,056,100	$-	$7,053,522
Municipals	1,299,297	8,190,348	28,847,880	-	38,337,525
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	47,036,341	47,036,341
	$1,299,297	$11,187,770	$32,903,980	$47,036,341	$92,427,388

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2016			2015			2014
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.30%	$129,138	26%	0.31%	$137,473	27%	0.34%	$111,561	23%
Savings	0.20%	28,095	6%	0.20%	25,865	5%	0.20%	23,619	5%
Money Market	0.45%	155,530	31%	0.42%	170,603	33%	0.43%	171,948	36%
Non-interest bearing demand	0.00%	80,911	15%	0.00%	67,897	13%	0.00%	51,708	11%
Total		393,674	78%		401,838	78%		358,836	75%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.75%	65,802	13%	0.54%	45,517	9%	0.55%	56,369	11%
12-23 months	0.89%	22,328	4%	0.82%	43,523	8%	0.81%	27,938	6%
24-35 months	1.24%	12,882	3%	1.02%	12,654	3%	1.10%	21,925	5%
36-47 months	1.40%	5,106	1%	1.35%	6,895	1%	1.28%	6,709	1%
48-59 months	1.47%	3,655	1%	1.44%	4,671	1%	1.41%	4,528	1%
60-71 months	1.37%	1,874	0%	1.47%	2,274	0%	1.50%	3,315	1%
72-95 months	1.34%	42	0%	1.34%	14	0%	1.43%	198	0%
Total		111,689	22%		115,548	22%		120,982	25%
Total Deposits		$505,363	100%		$517,386	100%		$479,818	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2016, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more). The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2016.

(Dollars in thousands)
As of December 31, 2016
Three months or less	$18,383
Over three through six months	24,530
Over six through twelve months	16,002
Over twelve months	4,782
Total	$63,697

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

	As of December 31,
	2016	2015	2014
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$43,600	$-	$8,250
One to two years	50,000	-	-
Two to three years	2,100	-	-
Three to four years	-	50,000	-
Four to five years	-	2,100	50,000
Over five years	-	-	2,100
Total	$95,700	$52,100	$60,350

Weighted average rate at end of period	1.72%	2.25%	2.00%

For the period:
Average outstanding balance	$71,200	$52,592	$54,588
Weighted average interest rate	1.79%	2.24%	2.18%

Maximum outstanding as of any month end	$95,700	$56,500	$66,700

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2016	2015	2014
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	3.75%	3.48%	3.45%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $25.2 million as of December 31, 2016. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2016 and 2015.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Common Dividend Payout Ratio	27%	18%	11%

Return on Average Assets	0.83%	0.88%	0.92%

Return on Average Equity	8.00%	8.81%	9.67%

Stockholders' Equity to Assets	10.17%	10.17%	9.78%

EPS Diluted	$1.27	$1.30	$1.33
Dividends on Common Shares	$0.34	$0.23	$0.15

Employees

As of December 31, 2016, the Bank had 146 full-time employees and 26 part-time employees. As of December 31, 2016, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

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

Minimum Capital Requirements

In July 2013, the U.S. federal banking agencies approved a final rule to comprehensively revise the regulatory capital framework for the U.S. banking sector, implementing many aspects of the framework agreed to by the International Basel Committee on Bank Supervision and incorporating changes required by the Dodd-Frank Act (the “Basel III Rule”). The capital requirements apply to all banks and savings associations, bank holding companies with more than $1 billion in assets and savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies). The Basel III Rule establishes new higher capital ratio requirements, tightens the definition of “capital,” imposes new operating restrictions on banking organizations with insufficient capital buffers, and increases the risk-weighting of certain assets. Cumulatively, these changes result in substantially more demanding capital standards for U.S. banking organizations.

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

●	Requires banking institutions to maintain:

o	a new minimum ratio of CET1 to risk-weighted assets of at least 4.5% (plus a capital conservation buffer);

o	a minimum amount of Tier 1 capital (the sum of CET1 and Additional Tier 1 capital) to risk-weighted assets of at least 6%, which is an increase from 4% (plus a capital conservation buffer);

o	a total capital (the sum of Tier 1 and Tier 2 capital) ratio of at least 8% of risk-weighted assets (plus a capital conservation buffer); and

o	a minimum leverage ratio of Tier 1 capital of 4%.

In addition, the Basel III Rule requires that banking organizations maintain a “capital conservation buffer” comprised of CET1 in order to avoid restrictions on the ability to make capital distributions (including dividends and stock purchases) and pay discretionary bonuses to executive officers. The capital conservation buffer is equal to 2.5% of risk-weighted assets, in addition to the minimum CET1, Tier 1, and total capital ratios. The capital conservation buffer will be phased-in beginning at 0.625% of risk-weighted assets on January 1, 2016, and increasing each subsequent year by an additional 0.625%, to reach the final level of 2.5% of risk-weighted assets on January, 1 2019. Accordingly, factoring in the capital conservation buffer, the minimum ratios noted above increase to 7% for CET1, 8.5% for Tier 1 capital, and 10.5% for total capital.

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

The Bank met its minimum capital adequacy guidelines, and the Bank was categorized as “well-capitalized”, as of December 31, 2016. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2016, the Bank was in compliance with this requirement.

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

Transactions with Affiliates and Insiders. Federal law imposes certain limitations on the ability of a bank to engage in “covered transactions” with affiliates. The Company is an affiliate of the Bank for purposes of these restrictions. The definition of “covered transactions,” which was expanded under the Dodd-Frank Act, includes extensions of credit to affiliates, investments in stock or other securities of affiliates, and acceptance of the stock or other securities of an affiliate as collateral for loans. Additionally, federal law prohibits institutions from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same as, or at least as favorable to the Bank as, those prevailing at the time for comparable transactions with non-affiliated companies. Federal law also restricts the Bank’s ability to extend credit to its executive officers, directors, principal shareholders, and their related interests, including that such credit extensions must be made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

Transaction Account Reserve Requirements. The FRB requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, non-personal time deposits, and Eurocurrency liabilities. For 2016, the first $15.2 million of otherwise reservable balances are exempt from the reserve requirements; the reserve requirement is 3% for net transaction accounts between $15.5 million and $110.2 million; and the reserve requirement is 10% for net transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment.

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

Volcker Rule. The Volcker Rule, issued by the federal banking and securities regulators pursuant to the Dodd-Frank Act, generally prohibits insured depository institutions and their affiliated companies from: (i) short-term proprietary trading in securities and other financial instruments; and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds, subject to certain exceptions.

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

The Sarbanes-Oxley Act of 2002 (“SOX”) addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Per SOX, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required to certify that the quarterly and annual reports do not contain any untrue statement of a material fact. The SEC’s rules regarding CEO and CFO certifications require these officers to certify, among others, that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal controls over financial reporting; (ii) they have made certain disclosures to auditors and the audit committee of the board of directors; and (iii) they have included information in quarterly and annual reports about their evaluation and whether there have been changes in internal controls over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 24 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri.

H. Charley Puls is Executive Vice President and Chief Lending Officer of the Bank. He joined the Bank and the Company in June 2016. Mr. Puls has over 24 years of experience in the banking industry. Prior to joining the Company Mr. Puls served as Senior Vice President, Market President in Southeast Missouri for Regions Bank. Before that, he was Senior Vice President, Relationship Manager for Regions Bank, Union Planters Bank, and Capital Bank & Trust in the St. Louis market. He is a board member and active volunteer for the American Red Cross and is a graduate of the University of Missouri – St. Louis.

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank. She joined the Bank in February 2009. Ms. Biser has 30 years of banking experience. Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution. She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

Robin E. Robeson is Executive Vice President and Chief Operating Officer of the Bank. She joined the Bank in July 2012. Ms. Robeson has over 25 years of experience in the financial services industry and 3 years of executive management experience in the technology industry. She has a Bachelor of Art Degree in Communication from the University of Missouri-Columbia and a Master of Business Administration Degree from Drury University. In addition, Ms. Robeson was awarded the Certified Trust & Financial Advisor (CTFA) professional designation from the Institute of Certified Bankers. She currently serves on the Springfield Area Chamber of Commerce Board of Directors and is a member of the Executive Advisory Council for the Missouri State University College of Business. She previously served as board Vice Chairman for City Utilities of Springfield, as Past President of the Big Brothers/Big Sisters of the Ozarks and Rotary Club of Springfield boards and as a member of the Ozarks Transportation Organization board. She is a graduate of Leadership Springfield Class XIII, and has been recognized by the Springfield Business Journal as one of the “20 Most Influential Women in Business” and been named a “40 Under 40” honoree.

As of December 31, 2016, the age of these individuals was 53 for Mr. Burke, 47 for Mr. Peters, 57 for Mr. Puls, 53 for Ms. Biser and 50 for Ms. Robeson.

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

Real estate lending comprises a significant portion of our lending business. Real estate loans were $448.0 million, or approximately 82% of our total loan/lease portfolio, as of December 31, 2016. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, regional and super-regional banking institutions, national banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, brokerage companies, and other non-bank businesses. Many of these competitors have substantially greater resources than we do and some are not subject to the same regulatory restrictions as we are. Many of our competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services.

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

Financial institutions must maintain a 2.5% capital conservation buffer comprised of CET1 Capital above the minimum risk-based capital requirements. The buffer must be maintained in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. If we or the Bank dip below the capital conservation buffer, we or the Bank could be subject to increasingly strict limitations on capital distributions and bonus payments.

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

Accordingly, we and the Bank could be subject to regulatory penalties and restrictions if capital falls below certain minimum thresholds.

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

Although management believes that the allowance for loan/lease losses as of December 31, 2016 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2016, we had $15.5 million of junior subordinated debentures held by two Trusts. Interest payments on the Company’s existing debentures, which totaled $579,000 for 2016, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2016. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Owned	N/A

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

Loan Production Offices

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2017

2639 E 32nd St, Suite R	Joplin, Missouri 65804	2016	Leased	2017

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

Shareholders

As of March 15, 2017, there were approximately 1,406 holders of shares of the Company’s common stock. At that date the Company had 6,875,503 shares of common stock issued and 4,421,275 shares of common stock outstanding.

Dividends and Common Stock Prices

The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2016 and 2015.

	Year ended			Year ended
	December 31, 2016			December 31, 2015
	Declared	Paid	Dividend Per Share	Declared	Paid	Dividend Per Share
Quarter ended:
March 31	3/24/2016	4/14/2016	$0.08	3/26/2015	4/16/2015	$0.05
June 30	6/23/2016	7/5/2016	$0.08	6/25/2015	7/16/2015	$0.05
September 30	9/29/2016	10/20/2016	$0.08	9/24/2015	10/15/2015	$0.05
December 31	12/22/2016	1/13/2017	$0.10	12/23/2015	1/15/2016	$0.08

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2016 and 2015.

	Year ended		Year ended
	December 31, 2016		December 31, 2015
	High	Low	High	Low
Quarter ended:
March 31	$15.57	$14.80	$15.25	$13.02
June 30	16.18	14.98	15.20	14.30
September 30	16.90	16.00	15.20	14.15
December 31	21.20	16.30	15.25	14.30

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in The Nasdaq – Total U.S. Index (b) the cumulative total stockholder return on stocks included in The NASDAQ Bank Index and (c) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ. All three investment comparisons assume the investment of $100 as of the close of business on December 31, 2011 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2012, 2013, 2014, 2015, and 2016, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

Total Return Performance
400
300
200
100
0
Index Value
Guaranty Federal Bancshares, Inc.
NASDAQ - Total US
NASDAQ Bank Index
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Guaranty Federal Bancshares, Inc.	100.00	120.88	192.96	233.80	274.96	389.55
NASDAQ - Total US	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using an index provided by NASDAQ OMX Global Indexes which is comparable to the NASDAQ Bank Stock Index. Please note, information for the NASDAQ Bank Stock Index is provided only from December 31, 2011 through December 31, 2016, the last day this data was available by our third-party provider.

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase activity of the Company’s Common Stock during the Company’s fourth quarter ended December 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	-	-	-	174,548
November 1, 2016 to November 30, 2016	22,000	16.89	22,000	152,548
December 1, 2016 to December 31, 2016	-	-	-	152,548
Total	22,000	$16.89	22,000

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

Summary Balance Sheets	As of December 31,
	2016	2015	2014	2013	2012
ASSETS
Cash and cash equivalents	$9,088	$18,774	$12,494	$12,303	$41,663
Investments and interest-bearing deposits	92,427	97,336	86,529	97,772	102,162
Loans receivable, net	540,457	492,905	487,801	465,003	468,376
Accrued interest receivable	1,947	1,987	2,030	1,853	2,055
Prepaids and other assets	11,234	10,121	11,421	14,204	16,703
Foreclosed assets	2,682	2,392	3,165	3,822	4,530
Premises and equipment, net	10,871	10,540	10,603	10,887	11,286
Bank owned life insurance	19,273	18,780	14,417	14,044	13,657
	$687,979	$652,835	$628,460	$619,888	$660,432
LIABILITIES
Deposits	$505,363	$517,386	$479,818	$487,319	$500,015
Federal Home Loan Bank and Federal Reserve Bank advances	95,700	52,100	60,350	55,350	68,050
Securities sold under agreements to repurchase	-	-	10,000	10,000	25,000
Subordinated debentures	15,465	15,465	15,465	15,465	15,465
Other liabilities	1,477	1,462	1,350	1,399	1,034
	618,005	586,413	566,983	569,533	609,564

STOCKHOLDERS' EQUITY	69,974	66,422	61,477	50,355	50,868
	$687,979	$652,835	$628,460	$619,888	$660,432

Supplemental Data	As of December 31,
	2016	2015	2014	2013	2012
Number of full-service offices	9	9	9	9	9
Cash dividends per common share	$0.34	$0.23	$0.15	$-	$-

Summary Statements of Income	Years ended December 31,
	2016	2015	2014	2013	2012

Interest income	$25,389	$25,190	$25,014	$25,855	$27,606
Interest expense	4,177	4,280	4,329	5,097	6,858
Net interest income	21,212	20,910	20,685	20,758	20,748
Provision for loan losses	1,375	600	1,275	1,550	5,950
Net interest income after provision for loan losses	19,837	20,310	19,410	19,208	14,798
Noninterest income	4,870	4,478	3,350	5,319	3,256
Noninterest expense	17,100	16,610	14,865	16,771	15,355
Income before income taxes	7,607	8,178	7,895	7,756	2,699
Provision for income taxes	2,013	2,461	2,113	2,516	755

Net income	$5,594	$5,717	$5,782	$5,240	$1,944
Preferred stock dividends and discount accretion	-	-	357	795	1,077
Net income available to common shareholders	$5,594	$5,717	$5,425	$4,445	$867

Basic income per common share	$1.28	$1.32	$1.35	$1.63	$0.32
Diluted income per common share	$1.27	$1.30	$1.33	$1.58	$0.30

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

The Company derives revenues principally from interest earned on loans and investments and, to a lesser extent, from fees charged for services. General economic conditions and policies of the financial institution regulatory agencies, including the MDF and the FDIC, significantly influence the Company’s operations. Interest rates on competing investments and general market interest rates influence the Company’s cost of funds. Lending activities are affected by the interest rates at which such financing may be offered. The Company intends to focus on commercial, one- to four-family residential and consumer lending throughout southwestern Missouri.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of this Form 10-K.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

FINANCIAL CONDITION

From December 31, 2015 to December 31, 2016, the Company’s total assets increased $35,144,747 (5%) to $687,979,819, liabilities increased $31,592,832 (5%) to $618,005,439, and stockholders' equity increased $3,551,915 (5%) to $69,974,380. The ratio of stockholders’ equity to total assets was 10.2% at the end of both fiscal years.

From December 31, 2015 to December 31, 2016, available-for-sale securities decreased $4,893,252 (5%), primarily due to purchases of $82,423,495 offset by sales, maturities and principal payments received of $85,915,813. The Company had net unrealized losses of $2,078,050 at December 31, 2016 compared to $1,085,645 at December 31, 2015.

From December 31, 2015 to December 31, 2016, net loans receivable increased by $47,271,733 (10%) to $538,273,640. Permanent loans secured by commercial real estate, primarily secured by owner occupied retail and low-income housing projects, increased $40,756,300 (20%) which was due to two larger construction projects moving to permanent financing and overall increased loan demand. Construction loans decreased $4,550,558 (10%) due primarily to the two larger credits discussed above moving to permanent financing. Permanent multi-family loans increased $6,879,853 (17%) due to three significant new credits offset by loan payoffs on existing credits. Commercial loans decreased $5,602,165 (7%) which was primarily due to anticipated payoffs. Loans secured by both owner and non-owner occupied one-to-four family residences increased $8,153,141 (8%) due to increased loan demand. The Company continues to focus its lending efforts in the commercial and owner occupied real estate loan categories.

As of December 31, 2016, management identified loans totaling $8,699,000 as impaired with a related allowance for loan losses of $602,000. Impaired loans decreased by $6,031,000 during 2016, compared to the balance of $14,730,000 at December 31, 2015.

From December 31, 2015 to December 31, 2016, the allowance for loan losses decreased $69,491 to $5,742,449. In addition to the provision for loan losses of $1,375,000 recorded by the Company during the year ended December 31, 2016, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $1,444,491 for the year ended December 31, 2016. The Company’s increase in overall loan balances during 2016 has increased the general component of the allowance for loan loss reserve requirements. However, the overall reserve decreased as a result of charge-offs of specific reserves established on nonperforming loans.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2016 and December 31, 2015 was 1.06% and 1.17%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2016 and December 31, 2015 was 66.5% and 109.9%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

From December 31, 2015 to December 31, 2016, deposits decreased $12,022,945 (2%) to $505,362,750. During this period, checking and savings transaction balances decreased by $8,163,633 and certificates of deposit decreased $3,859,312. For the majority of 2016, the Company experienced strong growth in checking and savings accounts due to its continued efforts to increase core transaction deposits, including retail, commercial and public funds. This had allowed the Company to reduce higher priced certificates of deposit. However, during the fourth quarter of 2016, various public fund customers and one commercial business customer utilized significant deposit dollars for large projects that produced an overall decline in deposits for 2016.

Federal Home Loan Bank advances increased $43,600,000 (84%) from $52,100,000 as of December 31, 2015 to $95,700,000 as of December 31, 2016 in order to fund the Company’s growth in net loans receivable of $47,271,733.

From December 31, 2015 to December 31, 2016, stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) increased $3,551,915 (5%) to $69,974,380. Net income for the year ended December 31, 2016 exceeded dividends paid or declared by $4,089,156. The equity portion of the Company’s unrealized losses on available-for-sale securities declined by $625,285 during 2016. On a per common share basis, stockholders’ equity increased from $15.27 as of December 31, 2015 to $16.09 as of December 31, 2016.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2016 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	As of		Year Ended			Year Ended			Year Ended
	December 31, 2016		December 31, 2016			December 31, 2015			December 31, 2014

	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$546,200	4.81%	$513,995	$23,315	4.54%	$501,194	$23,565	4.70%	$465,874	$23,255	4.99%
Investment securities	92,427	1.95%	101,081	1,895	1.87%	90,248	1,484	1.64%	99,887	1,627	1.63%
Other assets	9,991	0.31%	17,905	179	1.00%	23,552	141	0.60%	23,487	132	0.56%
Total interest-earning	648,618	4.33%	632,981	25,389	4.01%	614,994	25,190	4.10%	589,248	25,014	4.25%
Noninterest-earning	39,362		40,632			36,103			36,036
	$687,980		$673,613			$651,097			$625,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$28,095	0.20%	$27,489	$55	0.20%	$24,841	$49	0.20%	$24,366	$49	0.20%
Transaction accounts	284,668	0.40%	320,352	1,235	0.39%	305,849	1,277	0.42%	289,175	1,242	0.43%
Certificates of deposit	111,689	0.89%	111,220	994	0.89%	119,793	1,098	0.92%	121,344	1,038	0.86%
FHLB advances	95,700	1.59%	73,833	1,314	1.78%	53,970	1,196	2.22%	53,865	1,202	2.23%
Subordinated debentures	15,465	3.53%	15,465	579	3.74%	15,465	539	3.49%	15,465	533	3.45%
Repurchase agreements	-	0.00%	-	-	0.00%	4,575	121	2.64%	10,000	265	2.65%
Total interest-bearing	535,617	0.80%	548,359	4,177	0.76%	524,493	4,280	0.82%	514,215	4,329	0.84%
Noninterest-bearing	82,388		55,344			61,686			51,277
Total liabilities	618,005		603,703			586,179			565,492
Stockholders' equity	69,975		69,910			64,918			59,792
	$687,980		$673,613			$651,097			$625,284
Net earning balance	$113,001		$84,622			$90,501			$75,033
Earning yield less costing rate		3.53%			3.25%			3.28%			3.40%
Net interest income, and net yield spread on interest-earning assets				$21,212	3.35%		$20,910	3.40%		$20,685	3.51%
Ratio of interest-earning assets to interest-bearing liabilities	121%		115%			117%			115%

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

	Year ended				Year ended
	December 31, 2016 versus December 31, 2015				December 31, 2015 versus December 31, 2014
	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$602	$(830)	$(21)	$(249)	$1,763	$(1,351)	$(102)	$310
Investment securities	178	208	25	411	(157)	16	(2)	(143)
Other assets	(34)	94	(23)	37	-	9	-	9
Net change in interest income	746	(528)	(19)	199	1,606	(1,326)	(104)	176

Interest expense:
Savings accounts	5	1	-	6	1	(1)	-	-
Transaction accounts	61	(98)	(4)	(41)	72	(35)	(2)	35
Certificates of deposit	(79)	(27)	2	(104)	(13)	74	(1)	60
FHLB advances	440	(236)	(87)	117	2	(8)	-	(6)
Subordinated debentures	-	40	-	40	-	6	-	6
Repurchase agreements	(121)	(121)	121	(121)	(144)	-	-	(144)
Net change in interest expense	306	(441)	32	(103)	(82)	36	(3)	(49)
Change in net interest income	$440	$(87)	$(51)	$302	$1,688	$(1,362)	$(101)	$225

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2016	3.51%	1.84%	0.61%
December 31, 2015	3.26%	2.14%	0.32%
Change in rates	0.25%	-0.30%	0.29%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2016 and December 31, 2015 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Rates trended upward by the end of 2016 as the Federal Reserve Open Market Committee (“FOMC”) increased the discount rate by 25 basis points in December 2016. As of December 31, 2016, the prime rate was 3.75% which is a 25 basis point increase from December 31, 2015.

Interest Income. Total interest income increased $199,692 (1%). The average balance of interest-earning assets increased $17,987,000 (3%), while the yield on average interest earning assets decreased 9 basis points to 4.01%.

Interest income on investment securities increased $411,623 (28%). The average balance of investment securities increased $10,833,000 (12%) while the average yield improved 23 basis points to 1.87%.

Offsetting the increase in interest income on investments was the decline in interest income on loans which decreased $249,990 (1%). The average loan receivable balance increased $12,801,000 (3%) while the average yield decreased 16 basis points to 4.54%. The Company experienced strong loan activity during 2016. However, pricing on loans is challenging due to significant competition on new and renewing credits. The pricing pressure has impacted the ability to maintain loan yield compared to 2015.

Interest Expense. Total interest expense decreased $102,870 (2%) as the average balance of interest-bearing liabilities increased $23,866,000 (5%), while the average cost of interest-bearing liabilities decreased 6 basis points to 0.76%.

Interest expense on deposits decreased $139,889 (6%) during 2016 as the average balance of interest bearing deposits increased $8,578,000 (2%), however, the average interest rate paid to depositors decreased 4 basis points to 0.50%. The expansion of lower-cost, core deposit relationships and reductions in higher priced retail products and utilization of cost effective wholesale funding continue to improve the Company’s overall cost of funds. Also improving cost of funds over the prior year was the prepayment of the Company’s $10 million repurchase agreement during the second quarter of 2015, which had a rate of 2.61%.

Net Interest Income. The Company’s net interest income increased $302,562 (1%) primarily due to the increase in overall average balances of interest-earning assets and interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 47 and 48) for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,375,000 and $600,000 for the years ended December 31, 2016 and 2015, respectively. The Company’s increase in the provision was primarily due to the increased loan balances and maintaining general portfolio reserves at a level deemed appropriate in accordance with its methodology. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $392,135 (9%). This was primarily due to increased gains on sale of mortgage loans held for sale of $312,120 (22%). A stronger real estate market and the Company’s increased activity in Federal Housing Administration lending increased mortgage volume compared to 2015. Originations of mortgage loans held for sale were $63,974,589 during 2016 compared to $56,515,986 in 2015.

Non-Interest Expense. Non-interest expense increased $491,018 (3%). Salaries and employee benefits increased $881,227 (7%) which was partially offset by the prepayment penalty of $463,992 (100%) paid during 2015 as part of a structured transaction to prepay a $10,000,000 repurchase agreement. The increase in salaries and employee benefits is due to the addition of commercial and mortgage staff for the new loan production office in Joplin and the addition of other key positions in technology, commercial and retail production. The Company is continuing to position itself for future growth and expansion. Also impacting compensation were mortgage commissions which increased due to the mortgage volume noted above under “Non-Interest Income” above.

Income Taxes. The provision for income taxes decreased $448,565 (18%) over 2015 as a direct result of the Company’s decrease in taxable income primarily through the increased utilization of tax-exempt revenue sources.

Cash Dividends Paid. The Company paid dividends of $0.08 per share on April 14, 2016 to stockholders of record as of April 4, 2016, and $0.08 per share on July 15, 2016, to stockholders of record as of July 5, 2016, and $.08 per share on October 20, 2016, to stockholders of record as of October 10, 2016 and also declared a cash dividend of $0.10 per share on December 22, 2016, which was paid on January 13, 2017, to stockholders of record on January 3, 2017. During 2015, the Company paid $1,008,332 in dividends on common stock. During 2014, the Company also paid $648,280 in dividends on common stock and $413,000 dividends on its preferred stock.

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

Interest Rates

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

Interest Income. Total interest income increased $175,320 (1%). The average balance of interest-earning assets increased $25,746,000 (4%), while the yield on average interest earning assets decreased 15 basis points to 4.10%.

Interest on loans increased $309,903 (1%) and the average loan receivable balance increased $35,320,000 (8%) while the average yield decreased 29 basis points to 4.70%. Strong competition is causing a reduction in rates for new credits and to maintain existing credit relationships.

Interest Expense. Total interest expense decreased $49,423 (1%) as the average balance of interest-bearing liabilities increased $10,278,000 (2%), while the average cost of interest-bearing liabilities decreased 2 basis points to 0.82%.

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

First, the Company executed a structured transaction selling approximately $4,000,000 of Small Business Administration guaranteed loans and approximately $5,800,000 of investment securities for a combined gain of $488,000. With those proceeds, the Company prepaid a $10,000,000 repurchase agreement (bearing annual interest of 2.61%) incurring a prepayment penalty of $463,992. This prepayment has allowed the Company to significantly reduce higher cost, non-core funding liabilities on its balance sheet and eliminate future annual interest expense of $261,000. This transaction has improved the Company’s cost of funds as well as enhanced other liquidity and capital performance measurements.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $9,088,441 as of December 31, 2016 and $18,774,419 as of December 31, 2015, representing a decrease of $9,685,978. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $71,182,536 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $59,766,000 from the FHLB, as of December 31, 2016. Based on existing collateral, the Bank has the ability to borrow $25,164,000 from the Federal Reserve Bank as of December 31, 2016. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

In July 2013, the Federal Reserve issued a final rule that revised its risk-based and leverage capital requirements for banking organizations to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act (“Basel III Rule”). The Basel III Rule implemented a revised definition of regulatory capital, a new common equity tier 1 (“CET1”) minimum capital requirement, and a higher minimum tier1 capital requirement. The final rules also made changes to the prompt corrective action framework for depository institutions by incorporating the new minimum capital ratios into the framework, introducing the CET1 capital measure, and aligning the definition of tangible equity for purposes of the critically undercapitalized prompt corrective action category with the definition of tier 1 capital. Under the Basel III Rule, the following three components comprise a banking organization’s “regulatory capital”: (i) “CET1 capital,” which is predominantly comprised of retained earnings and common stock instruments that meet certain criteria and related surplus (net of any treasury stock), AOCI (for organizations that do not make opt-out elections), and CET1 minority interest, which are subject to certain restrictions; (ii) “Additional Tier 1 Capital,” which consists of non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and related surplus, Tier 1 minority interests not included in CET1 capital, and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008; and (iii) “Tier 2 Capital,” which includes instruments such as subordinated debt that has a minimum original maturity of at least five years and is subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 capital and limited amounts of a banking organization’s allowance for loan and lease losses (ALLL), less applicable regulatory adjustments and deductions.

Effective January 1, 2015, the final rule requires the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement).  When fully phased in on January 1, 2019, the Basel III Rule will require the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Beginning January 1, 2016, the capital conservation buffer requirement was phased in at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank is classified as “well capitalized” under current regulatory guidelines. See also additional information provided under the caption “Regulatory Matters” in Note 1 of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2016 and 2015, the Bank had outstanding commitments to originate loans of approximately $6,152,000 and $4,218,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2016 and 2015, unused lines of credit to borrowers aggregated approximately $89,103,000 and $68,066,000, respectively, for commercial lines and $15,960,000 and $14,461,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $11,596,000 and $12,135,000 as of December 31, 2016 and 2015, respectively. The commitments extend over varying periods of time.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2016. Dollar amounts are expressed in thousands.

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$393,674	$393,674	$-	$-	$-
Time and brokered certificates of deposit	111,689	71,182	30,295	8,791	1,421
Other borrowings	-	-	-	-	-
FHLB and Federal Reserve advances	95,700	43,600	52,100	-	-
Subordinated debentures	15,465	-	-	-	15,465
Operating leases	430	158	186	86	-
Purchase obligations	285	285	-	-	-
Other long term obligations	440	440	-	-	-
Total	$617,683	$509,339	$82,581	$8,877	$16,886

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

The Company has identified the accounting policies for the allowance for loan losses and related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the “Notes to Consolidated Financial Statements” in this report.

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

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2016 and 2015, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $393,673,761 or 78% of its total deposits and $401,837,394 or 78% of total deposits, respectively. The weighted average rate paid on these accounts decreased 1 basis point from 0.30% on December 31, 2015 to 0.29% on December 31, 2016 primarily due to the Bank’s efforts to reprice its retail and business accounts during 2016.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2016 and 2015, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2016

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$92,319	$(8,391)	-8%	13.95%	-0.69%
+100	96,547	(4,163)	-4%	14.31%	-0.32%
NC	100,710	-	0%	14.63%	0.00%
-100	95,335	(5,375)	-5%	13.70%	-0.93%
-200	86,491	(14,219)	-14%	12.25%	-2.38%

12/31/2015

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$67,444	$(9,841)	-13%	10.61%	-1.10%
+100	71,312	(5,973)	-8%	11.03%	-0.68%
NC	77,285	-	0%	11.72%	0.00%
-100	75,723	(1,562)	-2%	11.36%	-0.35%
-200	83,783	6,498	8%	12.38%	0.66%

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

Item 8. Financial Statements and Supplementary Data

Guaranty Federal Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$3,769,478	$3,561,272
Interest-bearing deposits in other financial institutions	5,318,963	15,213,147
Cash and cash equivalents	9,088,441	18,774,419
Available-for-sale securities	92,399,235	97,292,487
Held-to-maturity securities	27,528	43,099
Stock in Federal Home Loan Bank, at cost	4,611,000	2,837,500
Mortgage loans held for sale	2,183,633	1,902,933
Loans receivable, net of allowance for loan losses at December 31, 2016 and 2015 - $5,742,449 and $5,811,940, respectively	538,273,640	491,001,907
Accrued interest receivable	1,947,063	1,986,692
Prepaid expenses and other assets	2,961,336	3,525,032
Foreclosed assets held for sale	2,682,353	2,391,727
Premises and equipment, net	10,871,039	10,540,428
Bank owned life insurance	19,272,893	18,779,915
Deferred and receivable income taxes	3,661,658	3,758,933
	$687,979,819	$652,835,072

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$505,362,750	$517,385,695
Federal Home Loan Bank advances	95,700,000	52,100,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	192,460	190,853
Accrued expenses and other liabilities	1,077,396	1,074,957
Accrued interest payable	207,833	196,102
	618,005,439	586,412,607

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2016 and 2015 - 6,875,503 and 6,859,003 shares, respectively	687,550	685,900
Additional paid-in capital	50,552,077	50,441,464
Retained earnings, substantially restricted	57,347,282	53,258,126
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes; December 31, 2016 and 2015 - ($768,879) and ($401,688), respectively	(1,309,241)	(683,956)
	107,277,668	103,701,534

Treasury stock, at cost; December 31, 2016 and 2015 - 2,465,476 and 2,466,462 shares, respectively	(37,303,288)	(37,279,069)
	69,974,380	66,422,465
	$687,979,819	$652,835,072

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Interest Income
Loans	$23,314,776	$23,564,766	$23,254,863
Investment securities	1,895,395	1,483,772	1,627,460
Other	179,155	141,096	131,991
	25,389,326	25,189,634	25,014,314
Interest Expense
Deposits	2,283,982	2,423,871	2,329,090
Federal Home Loan Bank advances	1,313,620	1,196,393	1,202,383
Subordinated debentures	579,410	538,785	533,207
Securities sold under agreements to repurchase	-	120,833	264,625
	4,177,012	4,279,882	4,329,305
Net Interest Income	21,212,314	20,909,752	20,685,009
Provision for Loan Losses	1,375,000	600,000	1,275,000
Net Interest Income After Provision for Loan Losses	19,837,314	20,309,752	19,410,009
Noninterest Income
Service charges	1,134,664	1,214,880	1,264,027
Gain on sale of investment securities	192,537	187,090	34,163
Gain on sale of mortgage loans held for sale	1,708,478	1,396,358	913,258
Gain on sale of Small Busines Administration loans	297,462	344,818	-
Net gain (loss) on foreclosed assets	1,270	(164,663)	(213,239)
Other income	1,535,796	1,499,589	1,351,910
	4,870,207	4,478,072	3,350,119
Noninterest Expense
Salaries and employee benefits	10,686,564	9,805,337	8,895,353
Occupancy	1,827,209	1,904,886	1,697,190
FDIC deposit insurance premiums	350,475	447,044	448,675
Prepayment penalty on repurchase agreements	-	463,992	-
Data processing	889,575	790,928	685,028
Advertising	525,000	525,000	425,004
Other expense	2,821,923	2,672,541	2,713,674
	17,100,746	16,609,728	14,864,924
Income Before Income Taxes	7,606,775	8,178,096	7,895,204
Provision for Income Taxes	2,012,764	2,461,329	2,112,508
Net Income	$5,594,011	$5,716,767	$5,782,696
Preferred Stock Dividends and Discount Accretion	-	-	357,210
Net Income Available to Common Shareholders	$5,594,011	$5,716,767	$5,425,486

Basic Income Per Common Share	$1.28	$1.32	$1.35
Diluted Income Per Common Share	$1.27	$1.30	$1.33

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
NET INCOME	$5,594,011	$5,716,767	$5,782,696
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(799,869)	(186,775)	3,300,555
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(192,537)	(187,090)	(34,163)
Total other items in comprehensive income (loss)	(992,406)	(373,865)	3,266,392
Income tax expense (credit) related to other items of comprehensive income	(367,121)	(138,330)	1,208,565
Other comprehensive income (loss)	(625,285)	(235,535)	2,057,827
TOTAL COMPREHENSIVE INCOME	$4,968,726	$5,481,232	$7,840,523

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,594,011	$5,716,767	$5,782,696
Items not requiring (providing) cash:
Deferred income taxes	123,091	320,738	657,573
Depreciation	845,221	918,441	755,937
Provision for loan losses	1,375,000	600,000	1,275,000
Gain on sale of Small Business Administration loans	(297,462)	(344,818)	-
Gain on sale of mortgage loans held for sale and investment securities	(1,901,015)	(1,758,087)	(1,015,766)
Loss (gain) on sale of foreclosed assets	(112,576)	104,670	131,840
Amortization of deferred income, premiums and discounts, net	665,361	704,985	825,906
Stock award plans	373,782	285,589	242,189
Origination of loans held for sale	(63,974,589)	(56,515,986)	(34,694,993)
Proceeds from sale of loans held for sale	65,402,367	57,398,682	35,085,396
Increase in cash surrender value of bank owned life insurance	(492,978)	(362,695)	(373,523)
Changes in:
Accrued interest receivable	39,629	43,366	(177,417)
Prepaid expenses and other assets	563,696	1,005,159	1,006,688
Accrued expenses and other liabilities	(75,505)	(69,305)	(185,259)
Income taxes receivable/payable	341,305	(208,412)	183,722
Net cash provided by operating activities	8,469,338	7,839,094	9,499,989

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(51,498,165)	(4,870,934)	(23,700,987)
Principal payments on held-to-maturity securities	15,571	17,894	18,169
Principal payments on available-for-sale securities	8,884,281	10,445,669	9,698,931
Purchase of available-for-sale securities	(82,423,495)	(55,150,017)	(40,823,180)
Proceeds from sales of available-for-sale securities	76,480,961	33,059,741	41,759,062
Proceeds from maturities of available-for-sale securities	535,000	-	3,151,000
Purchase of premises and equipment	(1,175,832)	(856,106)	(471,980)
Purchase of bank owned life insurance	-	(4,000,000)	-
(Purchase) redemption of Federal Home Loan Bank stock	(1,773,500)	319,400	(271,800)
Proceeds from sale of foreclosed assets held for sale	2,922,119	797,876	657,431
Net cash used in investing activities	(48,033,060)	(20,236,477)	(9,983,354)

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	$(8,163,633)	$43,000,898	$(4,908,937)
Net decrease in certificates of deposit	(3,859,312)	(5,433,485)	(2,591,720)
Repayment of securities sold under agreements to repurchase	-	(10,000,000)	-
Proceeds from FHLB and Federal Reserve advances	223,099,999	-	8,000,000
Repayments of FHLB and Federal Reserve advances	(179,499,999)	(8,250,000)	(3,000,000)
Proceeds from issuance of common stock	-	-	15,814,312
Advances from (repayments to) borrowers for taxes and insurance	1,607	46,869	(5,684)
Redemption of preferred stock	-	-	(12,000,000)
Proceeds from Stock options exercised	85,800	187,129	210,870
Common and preferred cash dividends paid	(1,415,180)	(873,499)	(844,786)
Treasury stock purchased	(371,538)	-	-
Net cash provided by financing activities	29,877,744	18,677,912	674,055

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,685,978)	6,280,529	190,690

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,774,419	12,493,890	12,303,200

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,088,441	$18,774,419	$12,493,890

Supplemental Cash Flows Information

Real estate acquired in settlement of loans	$3,228,589	$190,026	$371,971

Interest paid	$4,165,281	$4,325,925	$4,337,521

Income taxes paid, net of (refunds)	$724,000	$1,445,000	$360,000

Sale and financing of foreclosed assets held for sale	$149,920	$61,200	$239,229

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	11,983,790	678,360	57,655,031	(61,225,185)	43,769,485	(2,506,248)	50,355,233
Net income	-	-	-	-	5,782,696	-	5,782,696
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $1,208,565	-	-	-	-	-	2,057,827	2,057,827
Preferred stock redeemed	(12,000,000)	-	-	-	-	-	(12,000,000)
Preferred stock discount accretion	16,210	-	-	-	(16,210)	-	-
Preferred stock dividends (5%)	-	-	-	-	(338,000)	-	(338,000)
Dividends on common stock ($0.15 per share)	-	-	-	-	(648,280)	-	(648,280)
Stock award plans	-	-	(644,722)	886,911	-	-	242,189
Stock options exercised	-	3,960	206,910	-	-	-	210,870
Proceeds from issuance of common stock	-	-	(6,850,673)	22,664,985	-	-	15,814,312
Balance, December 31, 2014	-	682,320	50,366,546	(37,673,289)	48,549,691	(448,421)	61,476,847
Net income	-	-	-	-	5,716,767	-	5,716,767
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $138,330	-	-	-	-	-	(235,535)	(235,535)
Dividends on common stock ($0.23 per share)	-	-	-	-	(1,008,332)	-	(1,008,332)
Stock award plans	-	-	(108,631)	394,220	-	-	285,589
Stock options exercised	-	3,580	183,549	-	-	-	187,129
Balance, December 31, 2015	-	685,900	50,441,464	(37,279,069)	53,258,126	(683,956)	66,422,465
Net income	-	-	-	-	5,594,011	-	5,594,011
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $367,121	-	-	-	-	-	(625,285)	(625,285)
Dividends on common stock ($0.34 per share)	-	-	-	-	(1,504,855)	-	(1,504,855)
Treasury stock purchased	-	-	-	(371,538)	-	-	(371,538)
Stock award plans	-	-	26,463	347,319	-	-	373,782
Stock options exercised	-	1,650	84,150	-	-	-	85,800
Balance, December 31, 2016	$-	$687,550	$50,552,077	$(37,303,288)	$57,347,282	$(1,309,241)	$69,974,380

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

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

	(in years)
Buildings and improvements	35	-	40
Furniture and fixtures and vehicles	3	-	10

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company’s required reserve on December 31, 2016 was $1,082,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2016 and 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$85,255	12.5%	$27,283	4.0%	$34,103	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$85,255	14.0%	$36,434	6.0%	$48,578	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$90,997	15.0%	$48,578	8.0%	$60,723	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$85,255	14.0%	$27,325	4.5%	$39,470	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$78,635	12.2%	$25,844	4.0%	$32,305	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$78,635	13.4%	$23,403	4.0%	$35,105	6.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$84,447	14.4%	$46,806	8.0%	$58,508	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$78,635	13.4%	$26,329	4.5%	$38,030	6.5%

The above minimum capital requirements exclude the capital conversion buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conversion buffer was 0.625% at December 31, 2016. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2016 and 2015 the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2016, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Net income available to common shareholders	$5,594,011	$5,716,767	$5,425,486
Weighted average common shares outstanding	4,363,949	4,333,418	4,006,461
Effect of dilutive securities	56,299	55,931	68,040
Weighted average diluted shares outstanding	4,420,248	4,389,349	4,074,501
Basic income per common share	$1.28	$1.32	$1.35
Diluted income per common share	$1.27	$1.30	$1.33

Stock options to purchase 68,500, 88,500 and 131,500 shares of common stock were outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Reclassifications

Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the 2016 financial statement presentation. These reclassifications had no effect on net income.

NOTE 2:     SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Municipals	$39,357,506	$65,673	$(1,085,654)	$38,337,525
Corporates	7,003,986	54,050	(4,514)	7,053,522
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
	$94,477,285	$139,155	$(2,217,205)	$92,399,235

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Municipals	31,132,635	302,335	(85,808)	31,349,162
Corporates	3,965,719	-	(152,019)	3,813,700
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
	$98,378,132	$326,180	$(1,411,825)	$97,292,487

Maturities of available-for-sale debt securities as of December 31, 2016:

Maturities of Available for Sale
	Amortized Cost	Approximate Fair Value
1-5 years	$1,297,373	$1,299,297
5-10 years	11,327,059	11,187,770
After ten years	33,737,060	32,903,980
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	48,115,793	47,008,188
	$94,477,285	$92,399,235

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$27,528	$625	$-	$28,153

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
Debt Securities:
Government sponsored mortgage-backed securities	$43,099	$836	$-	$43,935

Maturities of held-to-maturity securities as of December 31, 2016:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$27,528	$28,153

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $47,617,900 and $52,095,842 as of December 31, 2016 and 2015, respectively.

Gross gains of $261,875, $205,909 and $320,888 and gross losses of $69,338, $18,819 and $286,725 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2016, 2015 and 2014, respectively. The tax effect of these net gains was $71,239, $69,223 and $12,640 in 2016, 2015 and 2014, respectively.

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

          No securities were written down for other-than-temporary impairment during the years ended December 31, 2016, 2015 and 2014.

          Certain other investments in debt and equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2016 and 2015, was $79,361,229 and $68,123,480, respectively, which is approximately 86% and 70% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	December 31, 2016

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$33,084,816	$(1,082,021)	$179,402	$(3,633)	$33,264,218	$(1,085,654)
Corporates	1,996,172	(3,828)	881,100	(686)	2,877,272	(4,514)
Government sponsored mortgage-backed securities and SBA loan pools	39,570,463	(1,022,511)	3,649,276	(104,526)	43,219,739	(1,127,037)
	$74,651,451	$(2,108,360)	$4,709,778	$(108,845)	$79,361,229	$(2,217,205)

	December 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity Securities	$-	$-	$35,151	$(12,776)	$35,151	$(12,776)
U. S. government agencies	6,399,920	(83,965)	1,996,864	(53,136)	8,396,784	(137,101)
Municipals	6,167,019	(70,266)	715,410	(15,542)	6,882,429	(85,808)
Corporates	1,675,500	(79,708)	2,138,200	(72,311)	3,813,700	(152,019)
Government sponsored mortgage-backed securities and SBA loan pools	33,072,102	(493,865)	15,923,314	(530,256)	48,995,416	(1,024,121)
	$47,314,541	$(727,804)	$20,808,939	$(684,021)	$68,123,480	$(1,411,825)

NOTE 3:     LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2016 and 2015 include:

	December 31,
	2016	2015
Real estate - residential mortgage:
One to four family units	$106,410,559	$98,257,417
Multi-family	48,483,523	41,603,670
Real estate - construction	40,912,307	45,462,895
Real estate - commercial	249,580,873	208,824,573
Commercial loans	75,404,732	81,006,897
Consumer and other loans	23,606,306	21,991,881
Total loans	544,398,300	497,147,333
Less:
Allowance for loan losses	(5,742,449)	(5,811,940)
Deferred loan fees/costs, net	(382,211)	(333,486)
Net loans	$538,273,640	$491,001,907

Classes of loans by aging at December 31, 2016 and 2015 were as follows:

As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$367	$495	$103	$965	$105,446	$106,411	$-
Multi-family	-	-	-	-	48,483	48,483	-
Real estate - construction	-	-	-	-	40,912	40,912	-
Real estate - commercial	-	-	-	-	249,581	249,581	-
Commercial loans	-	-	593	593	74,812	75,405	-
Consumer and other loans	-	-	38	38	23,568	23,606	-
Total	$367	$495	$734	$1,596	$542,802	$544,398	$-

As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$168	$105	$273	$97,984	$98,257	$-
Multi-family	-	-	-	-	41,604	41,604	-
Real estate - construction	-	-	-	-	45,463	45,463	-
Real estate - commercial	-	-	1,079	1,079	207,745	208,824	-
Commercial loans	88	-	1,239	1,327	79,680	81,007	-
Consumer and other loans	2	8	-	10	21,982	21,992	-
Total	$90	$176	$2,423	$2,689	$494,458	$497,147	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2016	2015
Real estate - residential mortgage:
One to four family units	$2,060,180	$2,272,535
Multi-family	-	-
Real estate - construction	5,446,896	8,079,807
Real estate - commercial	161,491	1,240,909
Commercial loans	925,281	2,149,333
Consumer and other loans	37,791	12,891
Total	$8,631,639	$13,755,475

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2016, 2015 and 2014:

As of December 31, 2016
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	1,262	198	48	29	(51)	215	(326)	$1,375
Losses charged off	(1,222)	(69)	(47)	-	(171)	(190)	-	$(1,699)
Recoveries	91	32	34	-	8	89	-	$254
Balance, end of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140
Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

As of December 31, 2015
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	1,139	(466)	-	50	(576)	117	336	$600
Losses charged off	(1,233)	-	(99)	-	-	(119)	-	$(1,451)
Recoveries	10	-	20	-	4	40	-	$74
Balance, end of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

As of December 31, 2014
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,387	$2,059	$997	$209	$1,519	$272	$359	$7,802
Provision charged to expense	(651)	(157)	21	(82)	2,388	14	(258)	$1,275
Losses charged off	(411)	(9)	(127)	-	(2,018)	(150)	-	$(2,715)
Recoveries	5	99	9	-	65	49	-	$227
Balance, end of year	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Ending balance: individually evaluated for impairment	$376	$158	$36	$-	$203	$12	$-	$785
Ending balance: collectively evaluated for impairment	$954	$1,834	$864	$127	$1,751	$173	$101	$5,804
Loans:
Ending balance: individually evaluated for impairment	$2,893	$460	$847	$-	$1,027	$801	$-	$6,028
Ending balance: collectively evaluated for impairment	$33,892	$215,145	$97,054	$33,786	$91,087	$16,445	$-	$487,409

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

The following summarizes impaired loans as of and for the years ended December 31, 2016 and 2015:

As of December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,006	$2,006	$-	$2,165	$-
Multi-family	-	-	-	-	-
Real estate - construction	3,017	3,017	-	5,427	-
Real estate - commercial	161	161	-	540	-
Commercial loans	622	622	-	868	-
Consumer and other loans	3	3	-	90	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$54	$54	$14	$27	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,430	3,663	302	2,195	-
Real estate - commercial	-	-	-	139	-
Commercial loans	303	755	241	447	-
Consumer and other loans	103	103	45	112	-
Total
Real estate - residential mortgage:
One to four family units	$2,060	$2,060	$14	$2,192	$-
Multi-family	-	-	-	-	-
Real estate - construction	5,447	6,680	302	7,622	-
Real estate - commercial	161	161	-	679	-
Commercial loans	925	1,377	241	1,315	-
Consumer and other loans	106	106	45	202	2
Total	$8,699	$10,384	$602	$12,010	$2

As of December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,272	$2,272	$-	$1,270	$3
Multi-family	-	-	-	-	-
Real estate - construction	5,730	5,730	-	1,636	-
Real estate - commercial	1,241	1,241	-	234	-
Commercial loans	1,538	1,538	-	665	-
Consumer and other loans	904	904	-	88	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$228	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,350	4,838	540	3,255	-
Real estate - commercial	-	-	-	-	-
Commercial loans	611	914	312	616	-
Consumer and other loans	84	84	13	118	-
Total
Real estate - residential mortgage:
One to four family units	$2,272	$2,272	$-	$1,498	$3
Multi-family	-	-	-	-	-
Real estate - construction	8,080	10,568	540	4,891	-
Real estate - commercial	1,241	1,241	-	234	-
Commercial loans	2,149	2,452	312	1,281	-
Consumer and other loans	988	988	13	206	1
Total	$14,730	$17,521	$865	$8,110	$4

Interest of approximately $200,000 was recognized on average impaired loans of $8,665,000 for the year ended December 31, 2014.

At December 31, 2016, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following summarizes information regarding new troubled debt restructurings by class:

	2016
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	1	5,575,358	5,575,358
Commercial loans	1	165,831	165,831
Consumer and other loans	-	-	-
Total	2	$5,741,189	$5,741,189

	2015
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	7	$1,345,358	$1,345,358
Multi-family	-	-	-
Real estate - construction	5	6,889,044	5,655,969
Real estate - commercial	1	161,491	161,491
Commercial loans	3	750,849	771,557
Consumer and other loans	-	-	-
Total	16	$9,146,742	$7,934,375

The troubled debt restructurings described above increased the allowance for loan losses by $41,458 and $0 and resulted in charge offs of $0 and $1,233,075 during the years ended December 31, 2016 and 2015, respectively.

The following presents the troubled debt restructurings by type of modification:

	2016
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	5,575,358	5,575,358
Commercial loans	-	165,831	-	165,831
Consumer and other loans	-	-	-	-
Total	$-	$165,831	$5,575,358	$5,741,189

	2015
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$1,345,358	$1,345,358
Multi-family	-	-	-	-
Real estate - construction	-	-	5,655,969	5,655,969
Real estate - commercial	-	-	161,491	161,491
Commercial loans	-	310,500	461,057	771,557
Consumer and other loans	-	-	-	-
Total	$-	$310,500	$7,623,875	$7,934,375

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2016 and 2015:

As of December 31, 2016
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,465	$242,200	$100,367	$48,483	$69,093	$23,380	$518,988
Special Mention	-	5,922	2,591	-	4,503	-	13,016
Substandard	5,447	1,459	3,453	-	1,225	226	11,810
Doubtful	-	-	-	-	584	-	584
Total	$40,912	$249,581	$106,411	$48,483	$75,405	$23,606	$544,398

As of December 31, 2015
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$37,383	$198,230	$91,267	$41,604	$73,407	$21,775	$463,666
Special Mention	-	3,657	3,319	-	2,267	-	9,243
Substandard	8,080	6,937	3,671	-	4,730	217	23,635
Doubtful	-	-	-	-	603	-	603
Total	$45,463	$208,824	$98,257	$41,604	$81,007	$21,992	$497,147

The weighted average interest rate on loans as of December 31, 2016 and 2015 was 4.81% and 4.87%, respectively.

The Bank serviced mortgage loans for others amounting to $54,722 and $64,220 as of December 31, 2016 and 2015, respectively. The Bank serviced commercial loans for others amounting to $5,978,363 and $7,629,058 as of December 31, 2016 and 2015, respectively.

NOTE 4:     PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2016	2015
Land	$2,251,789	$2,250,789
Buildings and improvements	11,850,553	11,791,945
Automobile	25,115	25,115
Furniture, fixtures and equipment	11,357,768	10,746,555
Leasehold improvements	271,799	271,799
	25,757,024	25,086,203
Less accumulated depreciation	(14,885,985)	(14,545,775)
Net premises and equipment	$10,871,039	$10,540,428

NOTE 5:     BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2016 and 2015 was $19,272,893 and $18,779,915, respectively.

NOTE 6:     INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. Effective January 2015, the investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum 15 year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2016 and 2015, the net carrying values of the Company’s investments in these entities was $1,871,582 and $2,688,704, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received income tax credits of $1,221,394, $1,221,394 and $1,221,394 during 2016, 2015 and 2014, respectively. Amortization of the investment costs was $817,122, $885,478 and $885,478 during each of the fiscal years 2016, 2015 and 2014.

NOTE 7:     DEPOSITS

Deposits are comprised of the following at December 31, 2016 and 2015:

			December 31, 2016			December 31, 2015
			Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Demand			0.01%	$80,910,910	16.0%	0.00%	$67,897,263	13.1%
NOW			0.30%	129,137,807	25.6%	0.31%	137,472,955	26.6%
Money market			0.45%	155,529,796	30.8%	0.42%	170,602,458	33.0%
Savings			0.20%	28,095,248	5.5%	0.20%	25,864,718	5.0%
			0.29%	393,673,761	77.9%	0.30%	401,837,394	77.7%
Certificates:
0.00%	-	0.99%	0.54%	57,349,324	11.3%	0.54%	61,061,577	11.7%
1.00%	-	1.99%	1.28%	54,319,296	10.8%	1.31%	53,142,739	10.2%
2.00%	-	3.99%	2.14%	20,369	0.0%	2.17%	1,343,985	0.3%
			0.90%	111,688,989	22.1%	0.91%	115,548,301	22.3%
Total Deposits			0.43%	$505,362,750	100.0%	0.43%	$517,385,695	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $63,697,000 and $63,442,000, as of December 31, 2016 and 2015, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $11,798,000 and $6,009,000, as of December 31, 2016 and 2015, respectively.

A summary of certificates of deposit by maturity as of December 31, 2016, is as follows:

2017	$71,182,536
2018	20,032,460
2019	10,262,403
2020	4,787,609
2021	4,003,063
Thereafter	1,420,918
$111,688,989

A summary of interest expense on deposits is as follows:

	Years ended
	December 31,
	2016	2015	2014

NOW and Money Market accounts	$1,235,359	$1,276,808	$1,242,158
Savings accounts	55,094	49,467	49,071
Certificate accounts	1,002,872	1,102,928	1,050,081
Early withdrawal penalties	(9,343)	(5,332)	(12,220)
	$2,283,982	$2,423,871	$2,329,090

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $41,456,000 and $45,794,000 as of December 31, 2016 and 2015, respectively.

NOTE 8:     BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

	December 31, 2016		December 31, 2015
Maturity Date	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2017	43,600,000	0.79%	-	0.00%
2018	50,000,000	2.14%	50,000,000	2.14%
2019	2,100,000	4.87%	2,100,000	4.87%
	$95,700,000	1.72%	$52,100,000	2.25%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $59.8 million from the FHLB, as of December 31, 2016.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $25.2 million as of December 31, 2016. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2016 and 2015.

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

NOTE 10:     INCOME TAXES

As of December 31, 2016 and 2015, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,878,000 as of both December 31, 2016 and 2015.

The provision for income taxes consists of:

	Years Ended
	December 31,
	2016	2015	2014

Taxes currently payable	$1,889,673	$2,140,591	$1,445,947
Deferred income taxes	123,091	320,738	666,561
	$2,012,764	$2,461,329	$2,112,508

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2016 and 2015 balance sheets are:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Allowances for loan losses	$1,952,433	$1,976,060
Writedowns on foreclosed assets held for sale	681,281	773,652
Deferred loan fees/costs	56,209	123,390
Unrealized depreciation on available-for-sale securities	768,879	401,688
Tax Credits	521,441	-
Other	228,996	446,122
	4,209,239	3,720,912
Deferred tax liabilities:
FHLB stock dividends	(46,481)	(51,713)
Accumulated depreciation	(642,977)	(368,245)
Other	(45,646)	(70,849)
	(735,104)	(490,807)
Net deferred tax asset	$3,474,135	$3,230,105

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,

	2016	2015	2014
Computed at statutory rate	34.0%	34.0%	34.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(4.2%)	(4.8%)	(3.4%)
Cash surrender value of life insurance	(2.2%)	(1.5%)	(1.6%)
Tax exempt interest	(3.3%)	(1.7%)	(1.4%)
Other	2.2%	4.1%	(0.8%)
Actual effective rate	26.5%	30.1%	26.8%

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (dollar amounts in thousands):

As of December 31, 2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,338	$-	$38,338
Corporates	-	7,053	-	7,053
Government sponsored mortgage-backed securities and SBA loan pools	-	47,008	-	47,008
Available-for-sale securities	$-	$92,399	$-	$92,399

As of December 31, 2015
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Equity securities:
Other	$99	$-	$-	$99
Debt securities:
U.S. government agencies	-	8,397	-	8,397
Municipals	-	31,349	-	31,349
Corporates	-	3,814	-	3,814
Government sponsored mortgage-backed securities and SBA loan pools	-	53,633	-	53,633
Available-for-sale securities	$99	$97,193	$-	$97,292

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2016	$-	$-	$1,006	$1,006

December 31, 2015	$-	$-	$12,923	$12,923

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2016	$-	$-	$149	$149

December 31, 2015	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the years ended December 31, 2016 or 2015. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,006	Market Comparable	Discount to reflect realizable value	0%	-	100%	(7%)
Foreclosed assets held for sale	$149	Market Comparable	Discount to reflect realizable value			10%

	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,000	Market Comparable	Discount to reflect realizable value	0%	-	23%	(4%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value			0%

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

Loans

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest and mortgage loans held for sale approximates these fair values.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,088,441	$9,088,441	1	$18,774,419	$18,774,419	1
Held-to-maturity securities	27,528	28,153	2	43,099	43,935	2
Federal Home Loan Bank stock	4,611,000	4,611,000	2	2,837,500	2,837,500	2
Mortgage loans held for sale	2,183,633	2,183,633	2	1,902,933	1,902,933	2
Loans, net	538,273,640	537,645,692	3	491,001,907	495,207,798	3
Interest receivable	1,947,063	1,947,063	2	1,986,692	1,986,692	2
Financial liabilities:
Deposits	505,362,750	504,829,161	2	517,385,695	511,225,380	2
FHLB and Federal Reserve advances	95,700,000	95,764,840	2	52,100,000	53,227,960	2
Subordinated debentures	15,465,000	15,465,000	3	15,465,000	15,465,000	3
Interest payable	207,833	207,833	2	196,102	196,102	2
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

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

NOTE 13:     EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2016, restricted stock for 27,645 shares of Common Stock has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2016, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2014	168,100	121,000	16.54
Granted	-	-	-
Exercised	(25,100)	(14,500)	5.33
Forfeited	(2,700)	(24,000)	19.03
Balance outstanding as of December 31, 2014	140,300	82,500	18.23
Granted	-	-	-
Exercised	(10,800)	(25,000)	5.22
Forfeited	(38,000)	-	25.19
Balance outstanding as of December 31, 2015	91,500	57,500	19.58
Granted	-	-
Exercised	(11,500)	(5,000)	5.20
Forfeited	(20,000)	-	28.28
Balance outstanding as of December 31, 2016	60,000	52,500	$20.15
Options exercisable as of December 31, 2016	60,000	52,500	$20.15

Restricted Stock

	Number of shares	Weighted Average Grant- Date Price
Balance of shares non-vested as of January 1, 2014	27,629	$7.39
Granted	34,562	10.99
Vested	(31,688)	8.55
Forfeited	-	-
Balance of shares non-vested as of December 31, 2014	30,503	10.26
Granted	28,951	14.78
Vested	(15,083)	11.64
Forfeited	(894)	12.26
Balance of shares non-vested as of December 31, 2015	43,477	12.75
Granted	24,679	15.01
Vested	(7,201)	13.13
Forfeited	-	-
Balance of shares non-vested as of December 31, 2016	60,955	$13.62

As of December 31, 2016, total outstanding stock options of 112,500 had a remaining contractual life of 1.35 years.

The total intrinsic value of outstanding stock options was $660,120 and $565,025 at December 31, 2016 and 2015, respectively. The total intrinsic value of outstanding exercisable stock options was $660,120 and $565,025 at December 31, 2016 and 2015, respectively. The fair value of options vested during 2016, 2015, and 2014 was $0, $143,350 and $361,517, respectively.

In February 2016, the Company granted 9,336 shares of restricted stock to directors that have a one year cliff vesting. In February 2015 and 2014, the Company granted 8,281 and 11,242 of restricted stock to directors that was fully vested and thus, expensed in full during the year ended December 31, 2015 and 2014, respectively. In June 2015, the Company granted 966 shares of restricted stock to directors that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2016, 2015 and 2014 was $126,032, $124,910 and $122,538, respectively.

During 2016, the Company granted 15,343 shares of restricted stock to officers that have a cliff vesting at the end of three years. During 2015, the Company granted 19,704 shares of restricted stock to officers that have a cliff vesting at the end of three years. During 2014, the Company granted 23,320 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2016, 2015 and 2014 was $267,606, $176,644 and $102,099, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards and stock options. Expense recognized for the years ended December 31, 2016, 2015 and 2014 was $393,638, $297,295 and $254,340, respectively. As of December 31, 2016, there was $287,443 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting periods.

NOTE 14: NEW ACCOUNTING PRONOUNCEMENTS

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, however, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, which comprises a significant portion of our revenue stream. As the Company plans to adopt the new guidance in the first quarter of 2018, it is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements, other than the required new disclosures.

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

Net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $15.8 million. The Company used the net proceeds from the offering to redeem the remaining 12,000 shares of the Company’s Series A Preferred Stock on May 7, 2014 and used the remaining net proceeds for working capital and for general corporate purposes, including increasing capital for future acquisitions.

NOTE 17:     OTHER EXPENSES

Other expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Directors compensation	$221,072	$216,770	$215,465
Outside services	132,500	75,000	96,660
Legal expense	251,051	275,657	246,545
Deposit expense	139,234	77,862	67,710
Office supplies	94,189	74,798	77,909
Telephone	158,434	141,674	118,268
Postage	141,529	155,901	149,379
Insurance	115,430	113,341	106,139
Supervisory exam	53,951	51,433	57,359
Accounting	210,939	171,759	217,280
Organization dues	145,709	137,723	146,845
Loan expense	271,739	397,438	269,016
Contributions	60,000	52,500	50,004
ATM expense	152,581	238,744	253,457
Other operating	673,565	491,941	641,638

	$2,821,923	$2,672,541	$2,713,674

NOTE 18:     RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2016	2015	2014

Balance, beginning of year	$3,946,621	$4,409,644	$6,483,503
New Loans	3,112,689	-	394,269
Repayments	(1,237,174)	(463,023)	(2,468,128)

Balance, end of year	$5,822,136	$3,946,621	$4,409,644

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

As of December 31, 2016 and 2015, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $6,152,000 and $4,218,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $11,596,000 and $12,135,000 as of December 31, 2016 and 2015, respectively, with terms ranging from 1 year to 2 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2016 and 2015, these letters of credit aggregated approximately $19,725,000 and $20,028,000.

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

As of December 31, 2016 and 2015, unused lines of credit to borrowers aggregated approximately $89,103,000 and $68,066,000, respectively, for commercial lines and $15,960,000 and $14,461,000, respectively, for open-end consumer lines.

NOTE 20:     CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2016 and 2015, and statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2016	2015
Assets
Cash	$1,571,915	$3,642,158
Available-for-sale securities	-	99,517
Investment in subsidiary	83,946,411	77,953,486
Investment in Capital Trust I & II	465,000	465,000
Prepaid expenses and other assets	14,597	13,894
Refundable income taxes	-	119,379
Deferred income taxes	-	9,985
	$85,997,923	$82,303,419
Liabilities
Subordinated debentures	$15,465,000	$15,465,000
Accrued expenses and other liabilities	551,643	409,054
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	687,550	685,900
Additional paid-in capital	50,552,077	50,441,464
Retained earnings	57,347,282	53,258,126
Unrealized loss on available-for-sale securities, net	(1,309,241)	(683,956)
Treasury stock	(37,303,288)	(37,279,069)
	$85,997,923	$82,303,419

Condensed Statements of Income	Years ended December 31,
	2016	2015	2014

Income
Dividends from subsidiary bank	$-	$-	$-
Interest income:
Other	50,332	16,200	16,069
	50,332	16,200	16,069
Expense
Interest expense:
Related party	579,410	538,785	533,207
Other	931,816	734,780	765,848
	1,511,226	1,273,565	1,299,055
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	(1,460,894)	(1,257,365)	(1,282,986)
Credit for income taxes	(435,000)	(415,000)	(399,000)
Income (loss) before equity in undistributed earnings of subsidiaries	(1,025,894)	(842,365)	(883,986)
Equity in undistributed income of subsidiaries	6,619,905	6,559,132	6,666,682
Net income	$5,594,011	$5,716,767	$5,782,696

Condensed Statements of Cash Flows	Years ended December 31,
	2016	2015	2014

Cash Flows From Operating Activities

Net income	$5,594,011	$5,716,767	$5,782,696
Items not requiring (providing) cash:
Equity in undistributed income of subsidiaries	(6,619,905)	(6,559,132)	(6,666,682)
Deferred income taxes	8,988	-	(17,976)
Stock award plan expense	373,782	285,589	242,189
Gain on investment securities	(18,889)	-	-
Changes in:
Prepaid expenses and other assets	(700)	2,060	157,745
Income taxes payable/refundable	139,837	1,096,653	326,287
Accrued expenses	32,450	(95,779)	55,519
Net cash provided by (used in) operating activities	(490,426)	446,158	(120,222)

Cash Flows From Investing Activities
Proceeds from sales of AFS securities	121,101	-	-
Net cash provided by investing activities	121,101	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	15,814,312
Stock options exercised	85,800	187,129	210,870
Cash dividends paid on common and preferred stock	(1,415,180)	(873,499)	(844,786)
Treasury Stock purchased	(371,538)
Redemption of preferred stock	-	-	(12,000,000)
Net cash provided by (used in) financing activities	(1,700,918)	(686,370)	3,180,396

Increase (Decrease) in cash	(2,070,243)	(240,212)	3,060,174

Cash, beginning of year	3,642,158	3,882,370	822,196

Cash, end of year	$1,571,915	$3,642,158	$3,882,370

Statements of Comprehensive Income	Years ended December 31,
	2016	2015	2014
NET INCOME	$5,594,011	$5,716,767	$5,782,696
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	2,695	(5,507)	5,718
Income tax expense related to other items of comprehensive income	(997)	2,038	2,117
Other comprehensive income (loss)	3,692	(7,545)	3,601
Comprehensive income (loss) of Bank	(628,977)	(227,990)	2,054,226
TOTAL COMPREHENSIVE INCOME	$4,968,726	$5,481,232	$7,840,523

NOTE 21:     UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2016, Quarter ended
	Mar-16	Jun-16	Sep-16	Dec-16
Interest income	$6,205,045	$6,204,314	$6,354,303	$6,625,664
Interest expense	1,025,411	1,026,782	1,056,181	1,068,638
Net interest income	5,179,634	5,177,532	5,298,122	5,557,026
Provision for loan losses	375,000	375,000	200,000	425,000
Gain on loans and investment securities	470,456	525,644	658,205	544,172
Other noninterest income, net	638,366	653,769	657,296	722,299
Noninterest expense	4,109,476	4,309,394	4,317,707	4,364,169
Income before income taxes	1,803,980	1,672,551	2,095,916	2,034,328
Provision for income taxes	527,375	416,399	554,009	514,981
Net income available to common shareholders	$1,276,605	$1,256,152	$1,541,907	$1,519,347
Basic income per common share	$0.29	$0.29	$0.35	$0.35
Diluted income per common share	$0.29	$0.28	$0.35	$0.34

	Year Ended December 31, 2015, Quarter ended
	Mar-15	Jun-15	Sep-15	Dec-15
Interest income	$6,287,637	$6,386,510	$6,229,091	$6,286,396
Interest expense	1,091,690	1,112,376	1,046,661	1,029,155
Net interest income	5,195,947	5,274,134	5,182,430	5,257,241
Provision for loan losses	150,000	-	200,000	250,000
Gain on loans and investment securities	334,910	820,828	416,177	356,351
Other noninterest income, net	615,846	654,089	693,782	586,089
Noninterest expense	4,078,722	4,514,944	4,052,003	3,964,059
Income before income taxes	1,917,981	2,234,107	2,040,386	1,985,622
Provision for income taxes	588,437	696,158	621,751	554,983
Net income available to common shareholders	$1,329,544	$1,537,949	$1,418,635	$1,430,639
Basic income per common share	$0.31	$0.35	$0.33	$0.33
Diluted income per common share	$0.30	$0.35	$0.32	$0.33

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Federal Bancshares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri

March 24, 2017

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

The following table sets forth information as of December 31, 2016 with respect to equity plans under which shares of the Company’s common stock may be issued:

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	112,500	$20.15	222,355

Equity compensation plans not approved by security holders	-	-	-

Totals	112,500	$20.15	222,355

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014.

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
10.24

Amendment to Employment Agreements, Amendment to Restricted Stock Award Agreement, dated June 1, 2016, between the Company and H. Michael Mattson and Written Description of 2016 Executive Incentive Compensation Annual Plans- Chief Executive, Chief Financial, Chief Operating, and Chief Credit Officers *(26)

10.25	Employment Agreement, dated June 27, 2016, between the Company and H. Charley Puls and Written Description of 2016 Executive Incentive Compensation Annual Plan- Chief Lending Officer *(27)
21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

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

(8)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(9)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(10)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(15)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(16)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(17)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(18)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(19)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(22)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.
(23)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 3, 2015 and incorporated herein by reference.
(24)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 3, 2015 and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.
(26)	Filed as Exhibits 10.1 through 10.9 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(27)	Filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed by the Registrant on June 28, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 24, 2017	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ John Griesemer	By:	/s/ James L. Sivils, III
	John Griesemer		James L. Sivils, III
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ Kurt D. Hellweg
Kurt D. Hellweg
Director
Date:	March 24, 2017