Form 10-Q
period 2017-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2017-05-10
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X] Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2017
Common Stock, Par Value $0.10 per share	4,421,275 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	3/31/17	12/31/16
ASSETS
Cash and due from banks	$3,768,095	$3,769,478
Interest-bearing deposits in other financial institutions	4,734,136	5,318,963
Cash and cash equivalents	8,502,231	9,088,441
Available-for-sale securities	91,145,987	92,399,235
Held-to-maturity securities	24,193	27,528
Stock in Federal Home Loan Bank, at cost	4,509,500	4,611,000
Mortgage loans held for sale	2,240,267	2,183,633
Loans receivable, net of allowance for loan losses of March 31, 2017 - $6,172,345 - December 31, 2016 - $5,742,449	585,249,149	538,273,640
Accrued interest receivable	1,931,357	1,947,063
Prepaid expenses and other assets	3,261,263	2,961,336
Foreclosed assets held for sale	1,414,200	2,682,353
Premises and equipment, net	11,042,493	10,871,039
Bank owned life insurance	19,388,985	19,272,893
Deferred and receivable income taxes	3,403,877	3,661,658
	$732,113,502	$687,979,819

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$551,407,462	$505,362,750
Federal Home Loan Bank advances	92,100,000	95,700,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	277,121	192,460
Accrued expenses and other liabilities	1,172,932	1,077,396
Accrued interest payable	192,124	207,833
	660,614,639	618,005,439

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2017 and December 31, 2016 - 6,875,503 shares	687,550	687,550
Additional paid-in capital	50,518,677	50,552,077
Retained earnings, substantially restricted	58,334,395	57,347,282
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes	(908,653)	(1,309,241)
	108,631,969	107,277,668
Treasury stock, at cost; March 31, 2017 and December 31, 2016 - 2,454,228 and 2,465,476 shares, respectively	(37,133,106)	(37,303,288)
	71,498,863	69,974,380
	$732,113,502	$687,979,819

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	3/31/2017	3/31/2016

Interest Income
Loans	$6,246,510	$5,701,892
Investment securities	475,469	457,851
Other	49,423	45,302
	6,771,402	6,205,045
Interest Expense
Deposits	621,854	584,817
FHLB advances	399,927	301,164
Subordinated debentures	151,680	139,430
	1,173,461	1,025,411
Net Interest Income	5,597,941	5,179,634
Provision for Loan Losses	475,000	375,000
Net Interest Income After Provision for Loan Losses	5,122,941	4,804,634
Noninterest Income
Service charges	267,106	265,969
Gain on sale of investment securities	-	51,030
Gain on sale of mortgage loans held for sale	408,614	349,874
Gain on sale of Small Business Administration loans	130,488	69,552
Net gain (loss) on foreclosed assets	38,073	(10,708)
Other income	385,084	383,105
	1,229,365	1,108,822
Noninterest Expense
Salaries and employee benefits	2,857,771	2,550,932
Occupancy	486,229	444,701
FDIC deposit insurance premiums	53,112	116,850
Data processing	229,316	215,130
Advertising	131,250	131,250
Other expense	661,942	650,613
	4,419,620	4,109,476
Income Before Income Taxes	1,932,686	1,803,980
Provision for Income Taxes	503,445	527,375
Net Income Available to Common Shareholders	$1,429,241	$1,276,605

Basic Income Per Common Share	$0.33	$0.29
Diluted Income Per Common Share	$0.32	$0.29

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	3/31/2017	3/31/2016
NET INCOME	$1,429,241	$1,276,605
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized loss on investment securities available-for-sale, before income taxes	635,854	858,906
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	-	(51,030)
Total other items of comprehensive income	635,854	807,876
Income tax expense related to other items of comprehensive income	235,266	298,913
Other comprehensive income	400,588	508,963
TOTAL COMPREHENSIVE INCOME	$1,829,829	$1,785,568

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	$687,550	$50,552,077	$(37,303,288)	$57,347,282	$(1,309,241)	$69,974,380
Net income	-	-	-	1,429,241	-	1,429,241
Change in unrealized loss on available-for-sale securities, net of income taxes	-	-	-	-	400,588	400,588
Dividends on common stock ($0.10 per share)	-	-	-	(442,128)	-	(442,128)
Stock award plans	-	(33,400)	170,182	-	-	136,782
Balance, March 31, 2017	$687,550	$50,518,677	$(37,133,106)	$58,334,395	$(908,653)	$71,498,863

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	3/31/2017	3/31/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,429,241	$1,276,605
Items not requiring (providing) cash:
Deferred income taxes	(375,774)	(98,991)
Depreciation	230,186	204,063
Provision for loan losses	475,000	375,000
Gain on sale of Small Business Administration loans	(130,488)	(69,552)
Gain on sale of mortgage loans held for sale and investment securities	(408,614)	(400,904)
Gain on sale of foreclosed assets	(76,462)	-
Amortization of deferred income, premiums and discounts	183,994	36,188
Stock award plan expense	136,782	86,857
Origination of loans held for sale	(14,032,641)	(13,234,230)
Proceeds from sale of loans held for sale	14,384,621	13,970,021
Increase in cash surrender value of bank owned life insurance	(116,092)	(123,054)
Changes in:
Accrued interest receivable	15,706	216,765
Prepaid expenses and other assets	(250,972)	(15,254)
Accounts payable and accrued expenses	78,702	(93,464)
Income taxes receivable/payable	398,289	404,998
Net cash provided by operating activities	1,941,478	2,535,048
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(46,986,724)	707,296
Principal payments on available-for-sale securities	1,756,038	1,615,252
Principal payments on held-to-maturity securities	3,335	4,318
Proceeds from maturities of available-for-sale securities	-	535,000
Purchase of premises and equipment	(401,640)	(184,112)
Purchase of available-for-sale securities	-	(38,349,852)
Proceeds from sale of available-for-sale securities	-	30,514,669
Redemption (purchase) of FHLB stock	101,500	(29,500)
Purchase of tax credit investments	(48,955)	-
Proceeds from sale of foreclosed assets held for sale	960,388	40,706
Net cash used in investing activities	(44,616,058)	(5,146,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(441,003)	(351,403)
Net increase in demand deposits, NOW accounts and savings accounts	49,337,734	3,456,203
Net decrease in certificates of deposit	(3,293,022)	(1,778,130)
Repayments of FHLB advances	(3,600,000)	-
Advances from borrowers for taxes and insurance	84,661	54,107
Stock options exercised	-	77,850
Net cash provided by financing activities	42,088,370	1,458,627
DECREASE IN CASH AND CASH EQUIVALENTS	(586,210)	(1,152,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,088,441	18,774,419
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,502,231	$17,621,871

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2017
Debt Securities:
Municipals	$39,252,697	$121,186	$(793,752)	$38,580,131
Corporates	7,013,388	105,327	(11,752)	7,106,963
Government sponsored mortgage-backed securities and SBA loan pools	46,322,098	21,469	(884,674)	45,458,893
	$92,588,183	$247,982	$(1,690,178)	$91,145,987

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Municipals	$39,357,506	$65,673	$(1,085,654)	$38,337,525
Corporates	7,003,986	54,050	(4,514)	7,053,522
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
	$94,477,285	$139,155	$(2,217,205)	$92,399,235

Maturities of available-for-sale debt securities as of March 31, 2017:

	Amortized Cost	Approximate Fair Value
1-5 years	$1,627,007	$1,639,778
6-10 years	14,994,780	14,974,617
After 10 years	29,644,298	29,072,699
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	46,322,098	45,458,893
	$92,588,183	$91,145,987

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$24,193	$567	$(4)	$24,756

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$27,528	$625	$-	$28,153

Maturities of held-to-maturity securities as of March 31, 2017:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$24,193	$24,756

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $76,426,679 and $48,723,259 as of March 31, 2017 and December 31, 2016, respectively. The approximate fair value of pledged securities amounted to $75,041,697 and $47,617,900 as of March 31, 2017 and December 31, 2016, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $0 and $51,030 as of March 31, 2017 and March 31, 2016, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $0 and $18,881 as of March 31, 2017 and March 31, 2016, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2017 and December 31, 2016, was $69,657,304 and $79,361,229, respectively, which is approximately 76% and 86% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$28,622,410	$(749,903)	$1,063,302	$(43,849)	$29,685,712	$(793,752)
Corporates	1,885,000	(11,752)	-	-	1,885,000	(11,752)
Government sponsored mortgage-backed securities and SBA loan pools	31,986,174	(740,508)	6,100,418	(144,166)	38,086,592	(884,674)
	$62,493,584	$(1,502,163)	$7,163,720	$(188,015)	$69,657,304	$(1,690,178)

	December 31, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$33,084,816	$(1,082,021)	$179,402	$(3,633)	$33,264,218	$(1,085,654)
Corporates	1,996,172	(3,828)	881,100	(686)	2,877,272	(4,514)
Government sponsored mortgage-backed securities and SBA loan pools	39,570,463	(1,022,511)	3,649,276	(104,526)	43,219,739	(1,127,037)
	$74,651,451	$(2,108,360)	$4,709,778	$(108,845)	$79,361,229	$(2,217,205)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2017 and December 31, 2016 include:

	March 31,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$105,865,028	$106,410,559
Multi-family	63,075,156	48,483,523
Real estate - construction	49,829,368	40,912,307
Real estate - commercial	264,957,902	249,580,873
Commercial loans	83,746,015	75,404,732
Consumer and other loans	24,381,166	23,606,306
Total loans	591,854,635	544,398,300
Less:
Allowance for loan losses	(6,172,345)	(5,742,449)
Deferred loan fees/costs, net	(433,141)	(382,211)
Net loans	$585,249,149	$538,273,640

Classes of loans by aging at March 31, 2017 and December 31, 2016 were as follows:

As of March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,459	$-	$62	$1,521	$104,344	$105,865	$-
Multi-family	-	-	-	-	63,075	63,075	-
Real estate - construction	-	-	-	-	49,830	49,830	-
Real estate - commercial	-	1,079	-	1,079	263,879	264,958	-
Commercial loans	38	704	574	1,316	82,430	83,746	-
Consumer and other loans	-	25	2	27	24,354	24,381	-
Total	$1,497	$1,808	$638	$3,943	$587,912	$591,855	$-

As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$367	$495	$103	$965	$105,446	$106,411	$-
Multi-family	-	-	-	-	48,483	48,483	-
Real estate - construction	-	-	-	-	40,912	40,912	-
Real estate - commercial	-	-	-	-	249,581	249,581	-
Commercial loans	-	-	593	593	74,812	75,405	-
Consumer and other loans	-	-	38	38	23,568	23,606	-
Total	$367	$495	$734	$1,596	$542,802	$544,398	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$1,904,095	$2,060,180
Multi-family	-	-
Real estate - construction	5,361,078	5,446,896
Real estate - commercial	1,240,468	161,491
Commercial loans	1,641,183	925,281
Consumer and other loans	25,247	37,791
Total	$10,172,071	$8,631,639

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2017 and 2016:

March 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	(96)	55	(33)	67	(287)	5	764	$475
Losses charged off	-	-	(11)	-	-	(70)	-	$(81)
Recoveries	18	-	6	-	2	10	-	$36
Balance, end of period	$1,299	$1,742	$818	$273	$883	$282	$875	$6,172

March 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	621	(46)	(3)	(18)	121	64	(364)	$375
Losses charged off	-	-	-	-	-	(29)	-	$(29)
Recoveries	1	6	8	-	-	12	-	$27
Balance, end of period	$1,868	$1,486	$826	$159	$1,503	$270	$73	$6,185

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$344	$-	$7	$-	$471	$11	$-	$833
Ending balance: collectively evaluated for impairment	$955	$1,742	$811	$273	$412	$271	$875	$5,339
Loans:
Ending balance: individually evaluated for impairment	$5,361	$1,240	$1,904	$-	$1,641	$112	$-	$10,258
Ending balance: collectively evaluated for impairment	$44,469	$263,718	$103,961	$63,075	$82,105	$24,269	$-	$581,597

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140
Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

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

The following table summarizes the recorded investment in impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,857	$1,857	$-	$2,006	$2,006	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,964	2,964	-	3,017	3,017	-
Real estate - commercial	1,240	1,240	-	161	161	-
Commercial loans	597	597	-	622	622	-
Consumer and other loans	25	25	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$47	$47	$7	$54	$54	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	2,397	3,630	344	2,430	3,663	302
Real estate - commercial	-	-	-	-	-	-
Commercial loans	1,044	1,496	471	303	755	241
Consumer and other loans	87	87	11	103	103	45
Total
Real estate - residential mortgage:
One to four family units	$1,904	$1,904	$7	$2,060	$2,060	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	5,361	6,594	344	5,447	6,680	302
Real estate - commercial	1,240	1,240	-	161	161	-
Commercial loans	1,641	2,093	471	925	1,377	241
Consumer and other loans	112	112	11	106	106	45
Total	$10,258	$11,943	$833	$8,699	$10,384	$602

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,888	$-	$2,240	$-
Multi-family	-	-	-	-
Real estate - construction	2,990	-	5,725	-
Real estate - commercial	521	-	1,201	-
Commercial loans	601	-	1,352	-
Consumer and other loans	10	-	28	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$41	$-	$32	$-
Multi-family	-	-	-	-
Real estate - construction	2,415	-	2,350	-
Real estate - commercial	-	-	-	-
Commercial loans	550	-	699	-
Consumer and other loans	87	-	83	-
Total
Real estate - residential mortgage:
One to four family units	$1,929	$-	$2,272	$-
Multi-family	-	-	-	-
Real estate - construction	5,405	-	8,075	-
Real estate - commercial	521	-	1,201	-
Commercial loans	1,151	-	2,051	-
Consumer and other loans	97	-	111	-
Total	$9,103	$-	$13,710	$-

At March 31, 2017, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Real estate - residential mortgage:
One to four family units	$1,386,750	$1,564,468
Multi-family	-	-
Real estate - construction	5,361,078	5,446,895
Real estate - commercial	5,736,849	5,736,849
Commercial loans	377,846	401,403
Consumer and other loans	-	-
Total	$12,862,523	$13,149,615

The bank did not have any new TDRs for the three months ending March 31, 2017. The Bank has allocated $372,321 and $329,734 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2017 and December 31, 2016, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2017 and December 31, 2016:

March 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$44,469	$257,325	$100,001	$63,075	$77,345	$24,149	$566,364
Special Mention	-	5,919	2,574	-	4,619	-	13,112
Substandard	5,361	1,714	3,290	-	1,217	232	11,814
Doubtful	-	-	-	-	565	-	565
Total	$49,830	$264,958	$105,865	$63,075	$83,746	$24,381	$591,855

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,465	$242,200	$100,367	$48,483	$69,093	$23,380	$518,988
Special Mention	-	5,922	2,591	-	4,503	-	13,016
Substandard	5,447	1,459	3,453	-	1,225	226	11,810
Doubtful	-	-	-	-	584	-	584
Total	$40,912	$249,581	$106,411	$48,483	$75,405	$23,606	$544,398

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2016 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2017:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2017	60,000	52,500	$20.15
Granted	-	-	-
Exercised	-	-	-
Forfeited	(10,000)	-	28.43
Balance outstanding as of March 31, 2017	50,000	52,500	$19.34
Options exercisable as of March 31, 2017	50,000	52,500	$19.34

The total intrinsic value of stock options exercised for the three months ended March 31, 2017 and 2016 was $0 and $153,353, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $566,840 and $401,385 at March 31, 2017 and 2016, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2017	60,955	$13.62
Granted	12,886	20.35
Vested	(27,291)	12.25
Forfeited	-	-
Balance of shares non-vested as of March 31, 2017	46,550	$16.29

In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. These shares had a grant date market price of $20.35 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the three months ended March 31, 2017 and 2016 was $33,120 and $30,691, respectively.

For the three months ended March 31, 2017 and 2016, the Company granted 5,926 and 14,593 shares of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the three months ended March 31, 2017 and 2016 was $57,687 and $56,166, respectively.

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company estimated that the most likely outcome is the achievement of the target level. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the three months ended March 31, 2017 was $1,654.

Total stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016 was $92,461 and $86,857, respectively. As of March 31, 2017, there was $1,028,839 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended March 31, 2017
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,429,241	4,363,071	$0.33
Effect of Dilutive Securities		56,952
Diluted Income per Common Share	$1,429,241	4,420,023	$0.32

	For three months ended March 31, 2016
	Income Available to Common Stockholders	Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,276,605	4,360,244	$0.29
Effect of Dilutive Securities		50,035
Diluted Income per Common Share	$1,276,605	4,410,279	$0.29

Stock options to purchase 58,500 and 83,500 shares of common stock were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies are to be recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impact stockholders’ equity directly to the extent there was a cumulative excess tax benefit. In the event that a tax deficiency had occurred during the reporting period and a cumulative excess tax benefit did not exist, the tax deficiency was recognized in income tax expense under previous GAAP. The update also provided that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update became effective for interim and annual periods beginning after December 15, 2016. The adoption of this amendment did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic) 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company has elected to early adopt ASU 2017-08 and it will not have an effect on its consolidated financial statements.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

3/31/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,580	$-	$38,580
Corporates	-	7,107	-	7,107
Government sponsored mortgage-backed securities and SBA loan pools	-	45,459	-	45,459
Available-for-sale securities	$-	$91,146	$-	$91,146

12/31/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,338	$-	$38,338
Corporates	-	7,053	-	7,053
Government sponsored mortgage-backed securities and SBA loan pools	-	47,008	-	47,008
Available-for-sale securities	$-	$92,399	$-	$92,399

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Foreclosed Assets Held for Sale:   Fair value is estimated using recent appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for selling costs and discounts based on management’s assessment of the condition and marketability of the collateral. Foreclosed assets held for sale are classified within Level 3 of the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2017	$-	$-	$7,985	$7,985

December 31, 2016	$-	$-	$1,006	$1,006

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2017	$-	$-	$-	$-

December 31, 2016	$-	$-	$149	$149

There were no transfers between valuation levels for any asset during the three months ended March 31, 2017 or 2016. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$7,985	Market Comparable	Discount to reflect realizable value	0%	-	66%	(9%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$8,502,231	$8,502,231	1
Held-to-maturity securities	24,193	24,756	2
Federal Home Loan Bank stock	4,509,500	4,509,500	2
Mortgage loans held for sale	2,240,267	2,240,267	2
Loans, net	585,249,149	584,322,342	3
Interest receivable	1,931,357	1,931,357	2
Financial liabilities:
Deposits	551,407,462	550,613,891	2
Federal Home Loan Bank advances	92,100,000	92,562,127	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	192,124	192,124	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,088,441	$9,088,441	1
Held-to-maturity securities	27,528	28,153	2
Federal Home Loan Bank stock	4,611,000	4,611,000	2
Mortgage loans held for sale	2,183,633	2,183,633	2
Loans, net	538,273,640	537,645,692	3
Interest receivable	1,947,063	1,947,063	2
Financial liabilities:
Deposits	505,362,750	504,829,161	2
Federal Home Loan Bank advances	95,700,000	95,764,840	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	207,833	207,833	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2017, and the results of operations for the three months ended March 31, 2017 and 2016.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Financial Condition

The Company’s total assets increased $44,133,683 (6%) from $687,979,819 as of December 31, 2016, to $732,113,502 as of March 31, 2017.

Available-for-sale securities decreased $1,253,248 (1%) from $92,399,235 as of December 31, 2016, to $91,145,987 as of March 31, 2017. The Company had principal payments of $1,756,038 which was offset by the improvement of unrealized losses to $1,442,196 at March 31, 2017 compared to unrealized losses of $2,078,050 at December 31, 2016.

Net loans receivable increased by $46,975,509 (9%) from $538,273,640 as of December 31, 2016 to $585,249,149 as of March 31, 2017. New production included a mix of multi-family, agriculture, hospitality and Small Business Administration lending. For the quarter, permanent multi-family loans increased $14,591,633 (30%), construction loans increased $8,917,061 (22%), commercial loans increased $8,341,283 (11%) and commercial real estate loans increased $15,377,029 (6%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $429,896 (7%) from $5,742,449 as of December 31, 2016 to $6,172,345 as of March 31, 2017. In addition to the provision for loan loss of $475,000 recorded by the Company for the quarter ended March 31, 2017, charge-offs of specific loans (classified as nonperforming at December 31, 2016) exceeded loan recoveries by $45,104. The increase in the allowance is primarily due to the increased loan balances and reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2017 and December 31, 2016 was 1.04% and 1.05%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2017 and December 31, 2016 was 60.7% and 66.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $46,044,712 (9%) from $505,362,750 as of December 31, 2016, to $551,407,462 as of March 31, 2017. For the three months ended March 31, 2017, checking and savings accounts increased by $49,337,734 and certificates of deposit decreased by $3,293,022. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. This has allowed the Bank to reduce its reliance on price sensitive certificates of deposit. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $3,600,000 (4%) from $95,700,000 as of December 31, 2016 to $92,100,000 as of March 31, 2017 due to principal reductions.

Stockholders’ equity (including unrealized loss on available-for-sale securities, net of tax) increased $1,524,483 (2%) from $69,974,380 as of December 31, 2016, to $71,498,863 as of March 31, 2017. The Company’s net income during this period exceeded dividends paid or declared by $987,113. The equity portion of the Company’s unrealized losses on available-for-sale securities improved by $400,588 during the quarter. On a per common share basis, stockholders’ equity increased from $16.09 as of December 31, 2016 to $16.34 as of March 31, 2017.

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

	Three months ended 3/31/2017			Three months ended 3/31/2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$569,251	$6,247	4.45%	$497,471	$5,702	4.61%
Investment securities	93,602	475	2.06%	98,092	458	1.88%
Other assets	17,234	49	1.15%	24,821	45	0.73%
Total interest-earning	680,087	6,771	4.04%	620,384	6,205	4.02%
Noninterest-earning	42,285			39,896
	$722,372			$660,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$28,527	14	0.20%	$26,390	13	0.20%
Transaction accounts	332,208	362	0.44%	328,745	320	0.39%
Certificates of deposit	109,345	246	0.91%	112,709	252	0.90%
FHLB advances	101,552	400	1.60%	57,102	301	2.12%
Subordinated debentures	15,465	151	3.96%	15,465	139	3.61%
Total interest-bearing	587,097	1,173	0.81%	540,411	1,025	0.76%
Noninterest-bearing	64,055			51,874
Total liabilities	651,152			592,285
Stockholders’ equity	71,220			67,995
	$722,372			$660,280
Net earning balance	$92,990			$79,973
Earning yield less costing rate			3.23%			3.26%
Net interest income, and net yield spread on interest earning assets		$5,598	3.34%		$5,180	3.36%
Ratio of interest-earning assets to interest-bearing liabilities		116%			115%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2017 and 2016

Net income for the three months ended March 31, 2017 and 2016 was $1,429,241 and $1,276,605, respectively, which represents an increase in earnings of $152,636 (12%).

Interest Income

Total interest income for the three months ended March 31, 2017 increased $566,357 (9%) as compared to the three months ended March 31, 2016. For the three month period ended March 31, 2017 compared to the same period in 2016, the average yield on interest earning assets increased 2 basis points to 4.04%, while the average balance of interest earning assets increased approximately $59,703,000. These increases were primarily due to the Company’s strong loan activity during the first quarter of 2017, in which loan balances increased $47.0 million compared to December 31, 2016. However, pricing on loans remains very competitive on new and renewing credits. This pricing pressure has impacted the ability to maintain loan yield compared to 2016. The yield on loans declined 16 basis points to 4.45% for the first quarter when compared to the same quarter of 2016.

Interest Expense

Total interest expense for the three months ended March 31, 2017 increased $148,050 (14%) when compared to the three months ended March 31, 2016. For the three month period ended March 31, 2017, the average cost of interest bearing liabilities increased 5 basis points to 0.81%, and the average balance of interest bearing liabilities increased approximately $46,686,000 when compared to the same period in 2016. The increase is due to funding the asset growth which the Company will continue to do by utilizing a cost effective mix of retail and commercial deposits along with non-core, wholesale funding.

Net Interest Income

Net interest income for the three months ended March 31, 2017 increased $418,307 (8%) when compared to the same period in 2016. The average balance of interest earning assets increased by approximately $13,017,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2017 to the same period in 2016. For the three month period ended March 31, 2017, the net interest margin decreased 2 basis points to 3.34% when compared to the same period in 2016.

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

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $475,000 for the three months ended March 31, 2017, compared to $375,000 for the same period in 2016.

The provision for the quarter was primarily due to the increased loan balances and increased reserves on a few small problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $120,543 (11%) for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. This is primarily due to the Company’s increase in gains on sale of Small Business Administration (“SBA”) loans of approximately $61,000, an improvement of approximately $49,000 in gains/losses on foreclosed assets and approximately $59,000 increase in fixed-rate mortgage loan income. The Company’s mortgage division experienced another strong quarter resulting in fixed-rate mortgage volume of $14.0 million for the quarter which was an increase of 4.4% compared to the same quarter of 2016. These increases in income were offset by a decline of $51,000 in gains on sales of investment securities.

Noninterest Expense

Noninterest expenses increased $310,144 (8%) for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

Salaries and employee benefits increased $306,839 (12%) for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. This was primarily due to salaries and employee benefits increasing $307,000 from commercial and mortgage staff additions for the Joplin Loan Production Office, increases in other commercial banking compensation and other increases in various health/retirement benefits.

Provision for Income Taxes

The provision for income taxes decreased by $23,930 (5%) for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The decrease in the provision for income taxes for the quarter is a direct result of the Company’s reduction in taxable income through increased utilization of tax-exempt revenue sources.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2017 and December 31, 2016 was 60.7% and 66.5%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2017, were $12,379,368 or 1.69% of total assets as compared to $12,393,688 or 1.80% of total assets at December 31, 2016. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2017	12/31/2016	12/31/2015
Nonperforming loans	$10,172	$8,632	$13,755
Real estate acquired in settlement of loans	1,414	2,682	2,392
Total nonperforming assets	$11,586	$11,314	$16,147

Total nonperforming assets as a percentage of total assets	1.58%	1.64%	2.47%
Allowance for loan losses	$6,172	$5,742	$5,812
Allowance for loan losses as a percentage of gross loans	1.04%	1.05%	1.17%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $8,502,231 as of March 31, 2017 and $9,088,441 as of December 31, 2016, representing a decrease of $586,210. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of March 31, 2017, the Bank’s common equity Tier 1 ratio was 13.22%, the Bank’s Tier 1 leverage ratio was 12.04%, its Tier 1 risk-based capital ratio was 13.22% and the Bank’s total risk-based capital ratio was 14.16% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the 1.25% of capital conservation buffer required as of March 31, 2017.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2017 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$98,126	$(6,776)	-6%	13.90%	-0.44%
+100	101,748	(3,154)	-3%	14.16%	-0.18%
NC	104,902	-	0%	14.34%	0.00%
-100	99,398	(5,504)	-5%	13.46%	-0.88%
-200	86,916	(17,986)	-17%	11.63%	-2.71%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

During the quarter ended March 31, 2017, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Written Description of 2017 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (1)
10.2	Written Description of 2017 Executive Long-Term Incentive Performance Share Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (2)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

(1)	Filed as Exhibit 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference.
(2)	Filed as Exhibit 10.6 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 10, 2017
Shaun A. Burke President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 10, 2017
Carter Peters Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)