Form 10-Q
period 2017-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2017-08-10
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2017
Common Stock, Par Value $0.10 per share	4,421,775 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	6/30/17	12/31/16
ASSETS
Cash and due from banks	$3,531,188	$3,769,478
Interest-bearing deposits in other financial institutions	7,216,159	5,318,963
Cash and cash equivalents	10,747,347	9,088,441
Available-for-sale securities	85,006,043	92,399,235
Held-to-maturity securities	20,954	27,528
Stock in Federal Home Loan Bank, at cost	4,577,500	4,611,000
Mortgage loans held for sale	1,903,062	2,183,633
Loans receivable, net of allowance for loan losses of June 30, 2017 - $6,640,164 - December 31, 2016 - $5,742,449	608,159,460	538,273,640
Accrued interest receivable	2,060,646	1,947,063
Prepaid expenses and other assets	3,487,669	2,961,336
Foreclosed assets held for sale	1,302,012	2,682,353
Premises and equipment, net	11,717,390	10,871,039
Bank owned life insurance	19,505,622	19,272,893
Deferred and income taxes receivable	3,231,501	3,661,658
	$751,719,206	$687,979,819

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$567,013,636	$505,362,750
Federal Home Loan Bank advances	93,800,000	95,700,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	374,878	192,460
Accrued expenses and other liabilities	1,528,647	1,077,396
Accrued interest payable	213,907	207,833
	678,396,068	618,005,439

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2017 and December 31, 2016 - 6,875,503 shares	687,550	687,550
Additional paid-in capital	50,569,054	50,552,077
Retained earnings, substantially restricted	59,484,791	57,347,282
Accumulated other comprehensive loss	(292,716)	(1,309,241)
	110,448,679	107,277,668
Treasury stock, at cost; June 30, 2017 and December 31, 2016 - 2,453,728 and 2,465,476 shares, respectively	(37,125,541)	(37,303,288)
	73,323,138	69,974,380
	$751,719,206	$687,979,819

See Notes to Condensed Consolidated Financial Statements.

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Interest Income
Loans	$6,743,613	$5,628,133	$12,990,123	$11,330,025
Investment securities	454,040	525,713	929,509	983,564
Other	43,855	50,468	93,278	95,770
	7,241,508	6,204,314	14,012,910	12,409,359
Interest Expense
Deposits	746,701	570,194	1,368,555	1,155,011
FHLB and Federal Reserve advancese	449,698	313,108	849,625	614,272
Subordinated debentures	155,910	143,480	307,590	282,910
	1,352,309	1,026,782	2,525,770	2,052,193
Net Interest Income	5,889,199	5,177,532	11,487,140	10,357,166
Provision for Loan Losses	575,000	375,000	1,050,000	750,000
Net Interest Income After Provision for Loan Losses	5,314,199	4,802,532	10,437,140	9,607,166
Noninterest Income
Service charges	290,926	279,099	558,032	545,068
Gain on sale of investment securities	62,274	60,375	62,274	111,405
Gain on sale of mortgage loans held for sale	523,534	382,583	932,148	732,457
Gain on sale of Small Business Administration loans	124,857	82,686	255,345	152,238
Net gain (loss) on foreclosed assets	(29,809)	(8,797)	8,264	(19,505)
Other income	395,278	383,467	780,362	766,572
	1,367,060	1,179,413	2,596,425	2,288,235
Noninterest Expense
Salaries and employee benefits	2,934,648	2,705,866	5,792,419	5,256,798
Occupancy	485,154	433,124	971,383	877,825
FDIC deposit insurance premiums	59,377	127,864	112,489	244,714
Data processing	232,436	211,535	461,752	426,665
Advertising	131,250	131,250	262,500	262,500
Other expense	725,051	699,755	1,386,993	1,350,368
	4,567,916	4,309,394	8,987,536	8,418,870
Income Before Income Taxes	2,113,343	1,672,551	4,046,029	3,476,531
Provision for Income Taxes	520,770	416,399	1,024,215	943,774
Net Income Available to Common Shareholders	$1,592,573	$1,256,152	$3,021,814	$2,532,757

Basic Income Per Common Share	$0.36	$0.29	$0.69	$0.58
Diluted Income Per Common Share	$0.36	$0.28	$0.68	$0.57

See Notes to Condensed Consolidated Financial Statements.

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
NET INCOME	$1,592,573	$1,256,152	$3,021,814	$2,532,757
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	812,311	1,588,158	1,448,165	2,447,064
Change in unrealized gain on interest rate swaps, before income taxes	227,642	-	227,642	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(62,274)	(60,375)	(62,274)	(111,405)
Total other items of comprehensive income	977,679	1,527,783	1,613,533	2,335,659
Income tax expense related to other items of comprehensive income	361,742	565,280	597,008	864,193
Other comprehensive income	615,937	962,503	1,016,525	1,471,466
TOTAL COMPREHENSIVE INCOME	$2,208,510	$2,218,655	$4,038,339	$4,004,223

See Notes to Condensed Consolidated Financial Statements.

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	$687,550	$50,552,077	$(37,303,288)	$57,347,282	$(1,309,241)	$69,974,380
Net income	-	-	-	3,021,814	-	3,021,814
Change in unrealized gain on available-for-sale securities and effect of interest rate swaps, net of income taxes					1,016,525	1,016,525
Dividends on common stock ($0.20 per share)	-	-	-	(884,305)	-	(884,305)
Stock award plans	-	16,977	177,747	-	-	194,724
Balance, June 30, 2017	$687,550	$50,569,054	$(37,125,541)	$59,484,791	$(292,716)	$73,323,138

See Notes to Condensed Consolidated Financial Statements.

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	6/30/2017	6/30/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,021,814	$2,532,757
Items not requiring (providing) cash:
Deferred income taxes	(786,131)	(124,379)
Depreciation	465,587	401,932
Provision for loan losses	1,050,000	750,000
Gain on sale of mortgage loans held for sale and investment securities	(994,422)	(843,862)
Gain on sale of foreclosed assets	(60,132)	-
Gain on sale of Small Business Administration Loans	(255,345)	(152,238)
Amortization of deferred income, premiums and discounts	398,523	281,861
Stock award plan expense	194,724	213,260
Origination of loans held for sale	(30,824,846)	(28,598,708)
Proceeds from sale of loans held for sale	32,037,565	29,256,415
Increase in cash surrender value of bank owned life insurance	(232,729)	(245,382)
Changes in:
Accrued interest receivable	(113,583)	106,091
Prepaid expenses and other assets	(302,583)	(51,540)
Accounts payable and accrued expenses	456,151	(54,158)
Income taxes receivable	619,280	459,404
Net cash provided by operating activities	4,673,873	3,931,453
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans receivable	-	(11,132,508)
Proceeds on sale of loans	19,683,510	-
Net change in loans	(90,700,542)	(17,629,540)
Principal payments on available-for-sale securities	3,655,127	3,909,170
Principal payments on held-to-maturity securities	6,573	9,241
Proceeds from calls/maturities of available-for-sale securities	-	535,000
Purchase of premises and equipment	(1,311,938)	(679,031)
Purchase of available-for-sale securities	(5,568,959)	(64,776,154)
Proceeds from sale of available-for-sale securities	10,717,148	54,920,025
Redemption (purchase) of Federal Home Loan Bank stock	33,500	(1,081,500)
Purchase of tax credit investments	(223,750)	-
Proceeds from sale of foreclosed assets held for sale	1,644,191	108,592
Net cash used in investing activities	(62,065,140)	(35,816,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(883,131)	(705,921)
Net increase in demand deposits, NOW accounts and savings accounts	38,682,025	781,901
Net increase (decrease) in certificates of deposit	22,968,861	(3,753,036)
Proceeds from Federal Home Loan Bank advances	149,500,000	116,350,000
Repayments of Federal Home Loan Bank and Federal Reserve advances	(151,400,000)	(90,050,000)
Advances from borrowers for taxes and insurance	182,418	200,869
Stock options exercised	-	85,800
Net cash provided by financing activities	59,050,173	22,909,613
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,658,906	(8,975,639)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,088,441	18,774,419
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,747,347	$9,798,780

See Notes to Condensed Consolidated Financial Statements.

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2017
Debt Securities:
Municipals	35,989,090	235,378	(368,313)	35,856,155
Corporates	3,000,000	55,000	-	3,055,000
Government sponsored mortgage-backed securities and SBA loan pools	46,709,113	22,669	(636,894)	46,094,888
	$85,698,203	$313,047	$(1,005,207)	$85,006,043

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Municipals	$39,357,506	$65,673	$(1,085,654)	$38,337,525
Corporates	7,003,986	54,050	(4,514)	7,053,522
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
	$94,477,285	$139,155	$(2,217,205)	$92,399,235

Maturities of available-for-sale debt securities as of June 30, 2017:

	Amortized Cost	Approximate Fair Value
1-5 years	2,846,819	2,890,286
6-10 years	15,422,023	15,486,199
After 10 years	20,720,248	20,534,670
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	46,709,113	46,094,888
	$85,698,203	$85,006,043

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$20,954	$568	$(17)	$21,505

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of December 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$27,528	$625	$-	$28,153

Maturities of held-to-maturity securities as of June 30, 2017:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$20,954	$21,505

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $62,989,893 and $48,723,259 as of June 30, 2017 and December 31, 2016, respectively. The approximate fair value of pledged securities amounted to $62,398,478 and $47,617,900 as of June 30, 2017 and December 31, 2016, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $62,274 and $111,405 as of June 30, 2017 and June 30, 2016, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $23,041 and $41,220 as of June 30, 2017 and June 30, 2016, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 and December 31, 2016, was $62,887,238 and $79,361,229, respectively, which is approximately 74% and 86% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	June 30, 2017

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	19,268,849	(306,515)	1,572,882	(61,798)	20,841,731	(368,313)
Government sponsored mortgage-backed securities and SBA loan pools	36,305,898	(512,187)	5,739,609	(124,724)	42,045,507	(636,911)
	$55,574,747	$(818,702)	$7,312,491	$(186,522)	$62,887,238	$(1,005,224)

	December 31, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$33,084,816	$(1,082,021)	$179,402	$(3,633)	$33,264,218	$(1,085,654)
Corporates	1,996,172	(3,828)	881,100	(686)	2,877,272	(4,514)
Government sponsored mortgage-backed securities and SBA loan pools	39,570,463	(1,022,511)	3,649,276	(104,526)	43,219,739	(1,127,037)
	$74,651,451	$(2,108,360)	$4,709,778	$(108,845)	$79,361,229	$(2,217,205)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2017 and December 31, 2016 include:

	June 30,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$106,372,711	$106,410,559
Multi-family	76,025,304	48,483,523
Real estate - construction	56,812,066	40,912,307
Real estate - commercial	263,215,296	249,580,873
Commercial loans	87,030,844	75,404,732
Consumer and other loans	25,858,453	23,606,306
Total loans	615,314,674	544,398,300
Less:
Allowance for loan losses	(6,640,164)	(5,742,449)
Deferred loan fees/costs, net	(515,050)	(382,211)
Net loans	$608,159,460	$538,273,640

Classes of loans by aging at June 30, 2017 and December 31, 2016 were as follows:

As of June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,153	$422	$193	$1,768	$104,605	$106,373	$-
Multi-family	351	-	-	351	75,674	76,025	-
Real estate - construction	$7,440	-	-	7,440	49,372	56,812	-
Real estate - commercial	161	-	666	827	262,388	263,215	-
Commercial loans	601	-	1,278	1,879	85,152	87,031	-
Consumer and other loans	-	-	7	7	25,852	25,859	-
Total	$9,706	$422	$2,144	$12,272	$603,043	$615,315	$-

As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$367	$495	$103	$965	$105,446	$106,411	$-
Multi-family	-	-	-	-	48,483	48,483	-
Real estate - construction	-	-	-	-	40,912	40,912	-
Real estate - commercial	-	-	-	-	249,581	249,581	-
Commercial loans	-	-	593	593	74,812	75,405	-
Consumer and other loans	-	-	38	38	23,568	23,606	-
Total	$367	$495	$734	$1,596	$542,802	$544,398	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$1,847,293	$2,060,180
Multi-family	-	-
Real estate - construction	5,364,771	5,446,896
Real estate - commercial	827,272	161,491
Commercial loans	1,670,686	925,281
Consumer and other loans	6,400	37,791
Total	$9,716,422	$8,631,639

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2017 and 2016:

Three months ended June 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total

Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,299	$1,742	$818	$273	$883	$282	$875	$6,172
Provision charged to expense	142	119	51	50	99	88	26	$575
Losses charged off	-	-	-	-	(85)	(53)	-	$(138)
Recoveries	21	-	2	-	2	6	-	$31
Balance, end of period	$1,462	$1,861	$871	$323	$899	$323	$901	$6,640

Six months ended June 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total

Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	46	174	18	117	(188)	93	790	$1,050
Losses charged off	-	-	(11)	-	(85)	(123)	-	$(219)
Recoveries	39	-	8	-	4	16	-	$67
Balance, end of period	$1,462	$1,861	$871	$323	$899	$323	$901	$6,640

Three months ended June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total

Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,868	$1,486	$826	$159	$1,503	$270	$73	$6,185
Provision charged to expense	19	101	77	(2)	21	5	154	$375
Losses charged off	(252)	-	(47)	-	(159)	(45)	-	$(503)
Recoveries	33	26	6	-	1	58	-	$124
Balance, end of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181

Six months ended June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total

Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	640	55	74	(20)	142	69	(210)	$750
Losses charged off	(252)	-	(47)	-	(159)	(74)	-	$(532)
Recoveries	34	32	14	-	1	70	-	$151
Balance, end of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017 and December 31, 2016:

As of June 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$277	$93	$65	$-	$327	$12	$-	$774
Ending balance: collectively evaluated for impairment	$1,185	$1,768	$806	$323	$572	$311	$901	$5,866
Loans:
Ending balance: individually evaluated for impairment	$5,364	$328	$1,848	$-	$975	$64	$-	$8,579
Ending balance: collectively evaluated for impairment	$51,448	$262,887	$104,525	$76,025	$86,056	$25,795	$-	$606,736

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140
Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

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

The following table summarizes the recorded investment in impaired loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)

Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,802	$1,802	$-	$2,006	$2,006	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,967	2,967	-	3,017	3,017	-
Real estate - commercial	328	328	-	161	161	-
Commercial loans	540	540	-	622	622	-
Consumer and other loans	6	6	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$46	$46	$65	$54	$54	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	2,397	3,630	277	2,430	3,663	302
Real estate - commercial	-	-	93	-	-	-
Commercial loans	435	936	327	303	755	241
Consumer and other loans	58	58	12	103	103	45
Total
Real estate - residential mortgage:
One to four family units	$1,848	$1,848	65	$2,060	$2,060	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	5,364	6,597	277	5,447	6,680	302
Real estate - commercial	328	328	93	161	161	-
Commercial loans	975	1,476	327	925	1,377	241
Consumer and other loans	64	64	12	106	106	45
Total	$8,579	$10,313	$774	$8,699	$10,384	$602

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2017		June 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,823	$-	$2,207	$-
Multi-family	-	-	-	-
Real estate - construction	2,966	-	5,662	-
Real estate - commercial	398	-	525	-
Commercial loans	564	-	872	-
Consumer and other loans	13	-	128	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$46	$-	$9	$-
Multi-family	-	-	-	-
Real estate - construction	2,397	-	2,266	-
Real estate - commercial	-	-	-	-
Commercial loans	463	-	392	-
Consumer and other loans	71	-	120	-
Total
Real estate - residential mortgage:
One to four family units	$1,869	$-	$2,216	$-
Multi-family	-	-	-	-
Real estate - construction	5,363	-	7,928	-
Real estate - commercial	398	-	525	-
Commercial loans	1,027	-	1,264	-
Consumer and other loans	84	-	248	1
Total	$8,741	$-	$12,181	$1

	For the Six Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,856	$-	$2,223	$-
Multi-family	-	-	-	-
Real estate - construction	2,978	-	5,693	-
Real estate - commercial	460	-	863	-
Commercial loans	583	-	1,112	-
Consumer and other loans	11	-	78	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$43	$-	$21	$-
Multi-family	-	-	-	-
Real estate - construction	2,406	-	2,308	-
Real estate - commercial	-	-	-	-
Commercial loans	507	-	545	-
Consumer and other loans	79	-	102	-
Total
Real estate - residential mortgage:
One to four family units	$1,899	$-	$2,244	$-
Multi-family	-	-	-	-
Real estate - construction	5,384	-	8,001	-
Real estate - commercial	460	-	863	-
Commercial loans	1,090	-	1,657	-
Consumer and other loans	90	-	180	1
Total	$8,923	$-	$12,945	$1

At June 30, 2017, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Real estate - residential mortgage:
One to four family units	$1,345,609	$1,564,468
Multi-family	-	-
Real estate - construction	5,364,770	5,446,895
Real estate - commercial	5,736,849	5,736,849
Commercial loans	282,352	401,403
Consumer and other loans	-	-
Total	$12,729,580	$13,149,615

The bank did not have any new TDRs for the six months ending June 30, 2017. The Bank has allocated $357,585 and $329,734 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2017 and December 31, 2016, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ending June 30, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2017 and December 31, 2016:

June 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total

	(In Thousands)
Rating:
Pass	$51,447	$255,457	$100,349	$76,025	$83,654	$25,675	$592,607
Special Mention	-	5,916	2,803	-	1,715	-	10,434
Substandard	5,365	1,676	3,221	-	954	184	11,400
Doubtful	-	166	-	-	708	-	874
Total	$56,812	$263,215	$106,373	$76,025	$87,031	$25,859	$615,315

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total

	(In Thousands)
Rating:
Pass	$35,465	$242,200	$100,367	$48,483	$69,093	$23,380	$518,988
Special Mention	-	5,922	2,591	-	4,503	-	13,016
Substandard	5,447	1,459	3,453	-	1,225	226	11,810
Doubtful	-	-	-	-	584	-	584
Total	$40,912	$249,581	$106,411	$48,483	$75,405	$23,606	$544,398

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2016 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2017:

Stock Options	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2017	60,000	52,500	$20.15
Granted	-	-	-
Exercised	-	-	-
Forfeited	(10,000)	(25,000)	29.49
Balance outstanding as of June 30, 2017	50,000	27,500	$15.93
Options exercisable as of June 30, 2017	50,000	27,500	$15.93

The total intrinsic value of stock options exercised for the six months ended June 30, 2017 and 2016 was $0 and $169,103, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $618,320 and $430,880 at June 30, 2017 and 2016, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2017	60,955	$13.62
Granted	13,386	20.33
Vested	(27,291)	12.25
Forfeited	-	-
Balance of shares non-vested as of June 30, 2017	47,050	$16.33

In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. These shares had a grant date market price of $20.35 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the six months ended June 30, 2017 and 2016 was $66,924 and $62,240, respectively.

For the six months ended June 30, 2017 and 2016, the Company granted 6,426 and 15,343 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the six months ended June 30, 2017 and 2016 was $108,039 and $151,020, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2017	-	$-
Granted	55,823	20.48
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of June 30, 2017	55,823	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company estimated that the most likely outcome is the achievement of the target level. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the six months ended June 31, 2017 was $51,816.

Total stock-based compensation expense recognized for the three months ended June 30, 2017 and 2016 was $134,318 and $126,403, respectively. Total stock-based compensation expense recognized for the six months ended June 30, 2017 and 2016 was $226,779 and $213,260, respectively. As of June 30, 2017, there was $940,486 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended June 30, 2017			For six months ended June 30, 2017
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,592,573	4,374,725	$0.36	$3,021,814	4,368,921	$0.69
Effect of Dilutive Securities		51,686			54,439
Diluted Income Per Common Share	$1,592,573	4,426,411	$0.36	$3,021,814	4,423,360	$0.68

	For three months ended June 30, 2016			For six months ended June 30, 2016
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,256,152	4,366,507	$0.29	$2,532,757	4,363,375	$0.58
Effect of Dilutive Securities		53,977			52,028
Diluted Income Per Common Share	$1,256,152	4,420,484	$0.28	$2,532,757	4,415,403	$0.57

Stock options to purchase 58,500 and 33,500 shares of common stock were outstanding during the three and six months ended June 30, 2017 and stock options to purchase 83,500 shares of common stock were outstanding during the three and six months ended June 30, 2016 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic) 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company elected to early adopt ASU 2017-08 during 2017 and it did not have a significant effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2017, the Company reported a $143,415 unrealized gain, net of an $84,228 tax effect, in other comprehensive income related to this cash flow hedge. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the quarter ended June 30, 2017, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at June 30, 2017 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at June 30, 2017

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$227,643

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

6/30/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$35,856	$-	$35,856
Corporates	-	3,055	-	3,055
Government sponsored mortgage-backed securities and SBA loan pools	-	46,095	-	46,095
Available-for-sale securities	$-	$85,006	$-	$85,006

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$228	$-	$228

12/31/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,338	$-	$38,338
Corporates	-	7,053	-	7,053
Government sponsored mortgage-backed securities and SBA loan pools	-	47,008	-	47,008
Available-for-sale securities	$-	$92,399	$-	$92,399

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2017	$-	$-	$1,053	$1,053

December 31, 2016	$-	$-	$1,006	$1,006

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2017	$-	$-	$-	$-

December 31, 2016	$-	$-	$149	$149

There were no transfers between valuation levels for any asset during the six months ended June 30, 2017 or 2016. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$1,053	Market Comparable	Discount to reflect realizable value	0%	-	71%	(10%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$10,747,347	$10,747,347	1
Held-to-maturity securities	20,954	21,506	2
Federal Home Loan Bank stock	4,577,500	4,577,500	2
Mortgage loans held for sale	1,903,062	1,903,062	2
Loans, net	608,159,460	611,060,521	3
Interest receivable	2,060,646	2,060,646	2
Financial liabilities:
Deposits	567,013,636	566,365,967	2
Federal Home Loan Bank advances	93,800,000	94,109,786	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	213,907	213,907	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,088,441	$9,088,441	1
Held-to-maturity securities	27,528	28,153	2
Federal Home Loan Bank stock	4,611,000	4,611,000	2
Mortgage loans held for sale	2,183,633	2,183,633	2
Loans, net	538,273,640	537,645,692	3
Interest receivable	1,947,063	1,947,063	2
Financial liabilities:
Deposits	505,362,750	504,829,161	2
Federal Home Loan Bank advances	95,700,000	95,764,840	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	207,833	207,833	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017 and 2016.

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

Financial Condition

The Company’s total assets increased $63,739,387 (9%) from $687,979,819 as of December 31, 2016, to $751,719,206 as of June 30, 2017.

Available-for-sale securities decreased $7,393,192 (8%) from $92,399,235 as of December 31, 2016, to $85,006,043 as of June 30, 2017. The Company had sales and principal payments of $14,596,025 offset by purchases of $5,568,959. The Company had unrealized losses of $692,160 at June 30, 2017 which was an improvement from unrealized losses of $2,078,050 at December 31, 2016.

Net loans receivable increased by $69,885,820 (13%) from $538,273,640 as of December 31, 2016 to $608,159,460 as of June 30, 2017. New production included a mix of multi-family, agriculture, hospitality and Small Business Administration (“SBA”) lending. During the six month period, permanent multi-family loans increased $27,541,781 (57%), construction loans increased $15,899,759 (39%), commercial loans increased $11,626,112 (15%) and commercial real estate loans increased $13,634,423 (5%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $897,715 (16%) from $5,742,449 as of December 31, 2016 to $6,640,164 as of June 30, 2017. In addition to the provision for loan loss of $1,050,000 recorded by the Company for the six months ended June 30, 2017, charge-offs of specific loans (classified as nonperforming at December 31, 2016) exceeded loan recoveries by $152,285. The increase in the allowance is primarily due to the increased loan balances and reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2017 and December 31, 2016 was 1.08% and 1.05%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2017 and December 31, 2016 was 68.3% and 66.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $61,650,886 (12%) from $505,362,750 as of December 31, 2016, to $567,013,636 as of June 30, 2017. For the six months ended June 30, 2017, checking and savings accounts increased by $38,682,025 and certificates of deposit increased by $22,968,861. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. The increase in certificates of deposit was primarily due to the Bank supplementing deposit sources with $20,000,000 of brokered certificate of deposits. The Bank utilizes brokered certificate of deposits as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $1,900,000 (2%) from $95,700,000 as of December 31, 2016 to $93,800,000 as of June 30, 2017 due to principal reductions.

Stockholders’ equity (including unrealized loss on available-for-sale securities, net of tax) increased $3,348,758 (5%) from $69,974,380 as of December 31, 2016, to $73,323,138 as of June 30, 2017. The Company’s net income during this period exceeded dividends paid or declared by $2,137,509. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps improved by $1,016,525 during the six month period. On a per common share basis, stockholders’ equity increased from $16.09 as of December 31, 2016 to $16.76 as of June 30, 2017.

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

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense annualized by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. All dollar amounts are in thousands.

	Three months ended 6/30/2017			Three months ended 6/30/2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$608,269	$6,743	4.45%	$496,966	$5,628	4.55%
Investment securities	88,267	454	2.06%	110,662	526	1.91%
Other assets	10,289	44	1.72%	17,583	50	1.14%
Total interest-earning	706,825	7,241	4.11%	625,211	6,204	3.99%
Noninterest-earning	39,043			41,906
	$745,868			$667,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$29,509	14	0.19%	$27,518	14	0.20%
Transaction accounts	340,975	459	0.54%	321,262	305	0.38%
Certificates of deposit	114,227	273	0.96%	112,879	251	0.89%
FHLB advances	104,255	450	1.73%	65,265	313	1.93%
Subordinated debentures	15,465	156	4.05%	15,465	143	3.72%
Total interest-bearing	604,431	1,352	0.90%	542,389	1,026	0.76%
Noninterest-bearing	68,342			55,536
Total liabilities	672,773			597,925
Stockholders’ equity	73,095			69,192
	$745,868			$667,117
Net earning balance	$102,394			$82,822
Earning yield less costing rate			3.21%			3.23%
Net interest income, and net yield spread on interest earning assets		$5,889	3.34%		$5,178	3.33%
Ratio of interest-earning assets to interest-bearing liabilities		117%			115%

	Six months ended 6/30/2017			Six months ended 6/30/2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$588,792	$12,990	4.45%	$497,218	$11,330	4.58%
Investment securities	90,919	930	2.06%	104,345	983	1.89%
Other assets	13,743	93	1.36%	21,203	96	0.91%
Total interest-earning	693,454	14,013	4.08%	622,766	12,409	4.01%
Noninterest-earning	40,685			40,929
	$734,139			$663,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$29,021	28	0.19%	$26,954	27	0.20%
Transaction accounts	338,155	821	0.49%	325,002	625	0.39%
Certificates of deposit	111,800	519	0.94%	112,794	503	0.90%
FHLB advances	102,911	850	1.67%	61,184	614	2.02%
Subordinated debentures	15,465	308	4.02%	15,465	283	3.68%
Total interest-bearing	597,352	2,526	0.85%	541,399	2,052	0.76%
Noninterest-bearing	64,624			53,706
Total liabilities	661,976			595,105
Stockholders’ equity	72,163			68,590
	$734,139			$663,695
Net earning balance	$96,102			$81,367
Earning yield less costing rate			3.22%			3.24%
Net interest income, and net yield spread on interest earning assets		$11,487	3.34%		$10,357	3.34%
Ratio of interest-earning assets to interest-bearing liabilities		116%			115%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2017 and 2016

Net income for the three and six months ended June 30, 2017 was $1,592,573 and $3,021,814, respectively, compared to $1,256,152 and $2,532,757 for the three and six months ended June 30, 2016, respectively, which represents an increase in earnings of $336,421 (27%) for the three month period, and an increase in earnings of $489,057 (19%) for the six month period.

Interest Income

Total interest income for the three and six months ended June 30, 2017 increased $1,037,194 (17%) and $1,603,551 (13%), respectively, as compared to the three and six months ended June 30, 2016. For the three and six month period ended June 30, 2017 compared to the same periods in 2016, the average yield on interest earning assets increased 12 basis points to 4.11% and increased 7 basis points to 4.08%, while the average balance of interest earning assets increased approximately $81,614,000 for the three month period and increased approximately $70,688,000 for the six month period. These increases were primarily due to the Company’s strong loan activity during the first half of 2017, in which loan balances increased $69.9 million compared to December 31, 2016. However, pricing on loans remains very competitive on new and renewing credits. This pricing pressure has impacted the ability to maintain loan yield compared to 2016. For the three and six month period ended June 30, 2017 compared to the same periods in 2016, the yield on loans decreased 10 basis points to 4.45% and decreased 13 basis points to 4.45%.

Interest Expense

Total interest expense for the three and six months ended June 30, 2017 increased $325,527 (32%) and $473,577 (23%), respectively, when compared to the three and six months ended June 30, 2016. For the three and six months period ended June 30, 2017 compared to the same periods in 2016, the average cost of interest bearing liabilities increased 14 basis points to 0.90% and increased 9 basis points to 0.85%, while the average balance of interest bearing liabilities increased approximately $62,042,000 for the three month period and increased approximately $55,953,000 for the six month period. To fund its asset growth going forward, the Company will continue to utilize a cost effective mix of retail and commercial deposits along with non-core, wholesale funding.

Net Interest Income

Net interest income for the three and six months ended June 30, 2017 increased $711,667 (14%) and increased $1,129,974 (11%), respectively, when compared to the same periods in 2016. For the three and six month periods ended June 30, 2017, the average balance of net interest earning assets over liabilities increased by approximately $19,572,000 and $14,735,000, respectively, when compared to the same periods in 2016. For the three and six month periods ended June 30, 2017, the net interest margin increased 1 basis points to 3.34% and remained unchanged at 3.34%, respectively, when compared to the same periods in 2016.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $575,000 and $1,050,000 for the three months and six months ended June 30, 2017, respectively, compared to $375,000 and $750,000 for the same periods in 2016.

The Company’s increase in provision was primarily due to the increased loan balances and increased reserves on a few small problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $187,647 (16%) and $308,190 (13%) for the three months and six months ended June 30, 2017, respectively, when compared to the three months and six months ended June 30, 2016. This is primarily due to the Company’s increase in fixed-rate mortgage loan income of approximately $141,000 and $200,000 and increase in gains on sale of SBA loans of approximately $42,000 and $103,000 for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.

Noninterest Expense

Noninterest expense increased $258,522 (6%) and $568,666 (7%) for the three and six months ended June 30, 2017 when compared to the same periods in 2016, primarily due to the Company’s continued investment in personnel for new markets and to support overall growth of the Company.

Salaries and employee benefits increased $228,782 (8%) and $535,621 (10%) for the three and six months ended June 30, 2017 when compared to the same periods in 2016. The Company’s recent expansion in the Joplin, Missouri market has created the need for additions of commercial and mortgage staff. The Company has also experienced compensation increases in other key areas of operations, technology and health/retirement benefits.

Provision for Income Taxes

The provision for income taxes increased by $104,371 (25%) and $80,441 (9%) for the three and six months ended June 30, 2017 when compared to the same periods of 2016. The increase in the provision for income taxes is a direct result of the Company’s taxable income.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2017 and December 31, 2016 was 68.3% and 66.5%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2017, were $12,273,479 or 1.63% of total assets as compared to $12,393,688 or 1.80% of total assets at December 31, 2016. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2017	12/31/2016	12/31/2015
Nonperforming loans	$9,716	$8,632	$13,755
Real estate acquired in settlement of loans	1,302	2,682	2,392
Total nonperforming assets	$11,018	$11,314	$16,147

Total nonperforming assets as a percentage of total assets	1.47%	1.64%	2.47%
Allowance for loan losses	$6,640	$5,742	$5,812
Allowance for loan losses as a percentage of gross loans	1.08%	1.05%	1.17%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, customer deposits, brokered and internet deposits and Federal Home Loan Bank of Des Moines borrowings. The Company also has established borrowing lines available from the Federal Reserve Bank and other correspondent banks, which are considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $10,747,347 as of June 30, 2017 and $9,088,441 as of December 31, 2016, representing an increase of $1,658,906. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of June 30, 2017, the Bank’s common equity Tier 1 ratio was 13.20%, the Bank’s Tier 1 leverage ratio was 11.77%, its Tier 1 risk-based capital ratio was 13.20% and the Bank’s total risk-based capital ratio was 14.20% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the 1.25% of capital conservation buffer required as of June 30, 2017.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2017 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$101,559	$(6,047)	-6%	13.93%	-0.32%
+100	105,094	(2,512)	-2%	14.16%	-0.09%
NC	107,606	-	0%	14.25%	0.00%
-100	103,544	(4,062)	-4%	13.58%	-0.67%
-200	89,849	(17,757)	-17%	11.68%	-2.57%

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

During the quarter ended June 30, 2017, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended June 30, 2017.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 10, 2017
Shaun A. Burke President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 10, 2017
Carter Peters Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)