Form 10-Q
period 2017-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2017-11-13
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2017
Common Stock, Par Value $0.10 per share	4,421,775 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	9/30/17	12/31/16
ASSETS
Cash and due from banks	$3,456,243	$3,769,478
Interest-bearing deposits in other financial institutions	7,264,941	5,318,963
Cash and cash equivalents	10,721,184	9,088,441
Available-for-sale securities	83,205,195	92,399,235
Held-to-maturity securities	18,424	27,528
Stock in Federal Home Loan Bank, at cost	4,137,500	4,611,000
Mortgage loans held for sale	2,516,520	2,183,633
Loans receivable, net of allowance for loan losses of September 30, 2017 - $7,009,097 - December 31, 2016 - $5,742,449	616,884,052	538,273,640
Accrued interest receivable	2,164,278	1,947,063
Prepaid expenses and other assets	4,283,144	2,961,336
Foreclosed assets held for sale	588,443	2,682,353
Premises and equipment, net	11,713,174	10,871,039
Bank owned life insurance	19,623,719	19,272,893
Deferred and income taxes receivable	3,483,169	3,661,658
	$759,338,802	$687,979,819
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$584,088,617	$505,362,750
Federal Home Loan Bank advances	82,800,000	95,700,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	515,087	192,460
Accrued expenses and other liabilities	1,562,509	1,077,396
Accrued interest payable	253,045	207,833
	684,684,258	618,005,439
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2017 and December 31, 2016 - 6,875,503 shares	687,550	687,550
Additional paid-in capital	50,705,315	50,552,077
Retained earnings, substantially restricted	60,759,996	57,347,282
Accumulated other comprehensive loss	(372,776)	(1,309,241)
	111,780,085	107,277,668
Treasury stock, at cost; September 30, 2017 and December 31, 2016 - 2,453,728 and 2,465,476 shares, respectively	(37,125,541)	(37,303,288)
	74,654,544	69,974,380
	$759,338,802	$687,979,819

See Notes to Condensed Consolidated Financial Statements

  GUARANTY FEDERAL BANCSHARES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Interest Income
Loans	$7,052,544	$5,854,069	$20,042,667	$17,184,094
Investment securities	431,560	461,587	1,361,069	1,445,151
Other	41,083	38,647	134,361	134,417
	7,525,187	6,354,303	21,538,097	18,763,662
Interest Expense
Deposits	893,197	560,168	2,261,752	1,715,179
FHLB and Federal Reserve advancese	419,918	349,575	1,269,543	963,847
Subordinated debentures	160,075	146,438	467,665	429,348
	1,473,190	1,056,181	3,998,960	3,108,374
Net Interest Income	6,051,997	5,298,122	17,539,137	15,655,288
Provision for Loan Losses	450,000	200,000	1,500,000	950,000
Net Interest Income After Provision for Loan Losses	5,601,997	5,098,122	16,039,137	14,705,288
Noninterest Income
Service charges	311,070	303,958	869,102	849,026
Gain on sale of investment securities	11,199	44,060	73,473	155,465
Gain on sale of mortgage loans held for sale	618,732	528,521	1,550,880	1,260,978
Gain on sale of Small Business Administration loans	228,895	85,624	484,240	237,862
Net gain (loss) on foreclosed assets	47,787	(33,808)	56,051	(53,313)
Other income	353,186	387,146	1,133,548	1,153,718
	1,570,869	1,315,501	4,167,294	3,603,736
Noninterest Expense
Salaries and employee benefits	3,052,417	2,694,069	8,844,836	7,950,867
Occupancy	591,961	465,237	1,563,344	1,343,062
FDIC deposit insurance premiums	63,522	117,311	176,011	362,025
Data processing	268,508	223,618	730,260	650,283
Advertising	131,250	131,250	393,750	393,750
Impairment on investment tax credits	146,857	-	146,857	-
Other expense	757,317	686,222	2,144,310	2,036,590
	5,011,832	4,317,707	13,999,368	12,736,577
Income Before Income Taxes	2,161,034	2,095,916	6,207,063	5,572,447
Provision for Income Taxes	443,651	554,009	1,467,866	1,497,783
Net Income Available to Common Shareholders	$1,717,383	$1,541,907	$4,739,197	$4,074,664

Basic Income Per Common Share	$0.39	$0.35	$1.08	$0.93
Diluted Income Per Common Share	$0.39	$0.35	$1.07	$0.92

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
NET INCOME	$1,717,383	$1,541,907	$4,739,197	$4,074,664
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(39,661)	(272,470)	1,408,504	2,174,594
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(76,222)	-	151,420	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(11,199)	(44,060)	(73,473)	(155,465)
Total other items of comprehensive income	(127,082)	(316,530)	1,486,451	2,019,129
Income tax expense (benefit) related to other items of comprehensive income	(47,022)	(117,115)	549,986	747,078
Other comprehensive income (loss)	(80,060)	(199,415)	936,465	1,272,051
TOTAL COMPREHENSIVE INCOME	$1,637,323	$1,342,492	$5,675,662	$5,346,715

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	$687,550	$50,552,077	$(37,303,288)	$57,347,282	$(1,309,241)	$69,974,380
Net income	-	-	-	4,739,197	-	4,739,197
Change in unrealized gain on available-for-sale securities and effect of interest rate swaps, net of income taxes					936,465	936,465
Dividends on common stock ($0.30 per share)	-	-	-	(1,326,483)	-	(1,326,483)
Stock award plans	-	153,238	177,747	-	-	330,985
Balance, September 30, 2017	$687,550	$50,705,315	$(37,125,541)	$60,759,996	$(372,776)	$74,654,544

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL  BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	9/30/2017	9/30/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,739,197	$4,074,664
Items not requiring (providing) cash:
Deferred income taxes	(603,683)	(88,504)
Depreciation	791,473	615,224
Provision for loan losses	1,500,000	950,000
Gain on sale of mortgage loans held for sale and investment securities	(1,624,353)	(1,416,443)
(Gain) loss on sale of foreclosed assets	(119,157)	2,798
Gain on sale of Small Business Administration Loans	(484,240)	(237,862)
Amortization of deferred income, premiums and discounts	728,144	469,088
Stock award plan expense	330,985	293,998
Origination of loans held for sale	(52,757,873)	(47,274,120)
Proceeds from sale of loans held for sale	53,975,866	47,873,689
Increase in cash surrender value of bank owned life insurance	(350,826)	(369,695)
Changes in:
Accrued interest receivable	(217,215)	177,712
Prepaid expenses and other assets	44,393	307,528
Accounts payable and accrued expenses	529,150	707,875
Income taxes receivable	232,186	703,175
Net cash provided by operating activities	6,714,047	6,789,127
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans receivable	-	(11,132,508)
Proceeds on sale of loans	24,919,859	-
Net change in loans	(105,083,322)	(24,782,137)
Principal payments on available-for-sale securities	5,153,878	6,385,019
Principal payments on held-to-maturity securities	9,104	12,736
Proceeds from calls/maturities of available-for-sale securities	-	535,000
Purchase of premises and equipment	(1,633,608)	(939,191)
Purchase of available-for-sale securities	(13,350,996)	(71,652,913)
Proceeds from sale of available-for-sale securities	18,388,216	67,177,538
Redemption (purchase) of Federal Home Loan Bank stock	473,500	(929,500)
Purchase of tax credit investments	(1,214,781)	-
Proceeds from sale of foreclosed assets held for sale	2,433,660	463,863
Net cash used in investing activities	(69,904,490)	(34,862,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(1,325,308)	(1,060,619)
Net increase in demand deposits, NOW accounts and savings accounts	50,768,740	5,344,326
Net increase (decrease) in certificates of deposit	27,957,127	(6,965,873)
Proceeds from Federal Home Loan Bank advances	333,700,000	173,400,000
Repayments of Federal Home Loan Bank and Federal Reserve advances	(346,600,000)	(150,900,000)
Advances from borrowers for taxes and insurance	322,627	343,618
Stock options exercised	-	85,800
Net cash provided by financing activities	64,823,186	20,247,252
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,632,743	(7,825,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,088,441	18,774,419
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,721,184	$10,948,705

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2017
Debt Securities:
Municipals	$34,012,067	$210,255	$(328,991)	$33,893,331
Corporates	3,000,000	70,000	-	3,070,000
Government sponsored mortgage-backed securities and SBA loan pools	46,936,147	32,472	(726,755)	46,241,864
	$83,948,214	$312,727	$(1,055,746)	$83,205,195

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Municipals	$39,357,506	$65,673	$(1,085,654)	$38,337,525
Corporates	7,003,986	54,050	(4,514)	7,053,522
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
	$94,477,285	$139,155	$(2,217,205)	$92,399,235

Maturities of available-for-sale debt securities as of September 30, 2017:

	Amortized Cost	Approximate Fair Value
1-5 years	564,554	581,359
6-10 years	9,254,809	9,317,277
After 10 years	27,192,704	27,064,695
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	46,936,147	46,241,864
	$83,948,214	$83,205,195

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$18,424	$215	$(57)	$18,582

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

As of December 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$27,528	$625	$-	$28,153

Maturities of held-to-maturity securities as of September 30, 2017:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$18,424	$18,582

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $48,651,661 and $48,723,259 as of September 30, 2017 and December 31, 2016, respectively. The approximate fair value of pledged securities amounted to $48,125,394 and $47,617,900 as of September 30, 2017 and December 31, 2016, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $73,473 and $155,465 as of September 30, 2017 and September 30, 2016, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $27,185 and $57,522 as of September 30, 2017 and September 30, 2016, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 and December 31, 2016, was $63,471,654 and $79,361,229, respectively, which is approximately 76% and 86% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	September 30, 2017

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$10,507,517	$(91,926)	$10,671,807	$(237,065)	$21,179,324	$(328,991)
Government sponsored mortgage-backed securities and SBA loan pools	21,281,498	(219,697)	21,010,832	(507,115)	42,292,330	(726,812)
	$31,789,015	$(311,623)	$31,682,639	$(744,180)	$63,471,654	$(1,055,803)

	December 31, 2016

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$33,084,816	$(1,082,021)	$179,402	$(3,633)	$33,264,218	$(1,085,654)
Corporates	1,996,172	(3,828)	881,100	(686)	2,877,272	(4,514)
Government sponsored mortgage-backed securities and SBA loan pools	39,570,463	(1,022,511)	3,649,276	(104,526)	43,219,739	(1,127,037)
	$74,651,451	$(2,108,360)	$4,709,778	$(108,845)	$79,361,229	$(2,217,205)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2017 and December 31, 2016 include:

	September 30,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$107,750,990	$106,410,559
Multi-family	74,653,469	48,483,523
Real estate - construction	62,046,871	40,912,307
Real estate - commercial	266,292,510	249,580,873
Commercial loans	90,186,600	75,404,732
Consumer and other loans	23,661,618	23,606,306
Total loans	624,592,058	544,398,300
Less:
Allowance for loan losses	(7,009,097)	(5,742,449)
Deferred loan fees/costs, net	(698,909)	(382,211)
Net loans	$616,884,052	$538,273,640

Classes of loans by aging at September 30, 2017 and December 31, 2016 were as follows:

As of September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,542	$644	$249	$2,435	$105,316	$107,751	$-
Multi-family	783	-	-	783	73,870	74,653	-
Real estate - construction	-	-	-	-	62,047	62,047	-
Real estate - commercial	-	-	215	215	266,077	266,292	-
Commercial loans	-	-	1,384	1,384	88,803	90,187	-
Consumer and other loans	10	4	-	14	23,648	23,662	-
Total	$2,335	$648	$1,848	$4,831	$619,761	$624,592	$-

As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$367	$495	$103	$965	$105,446	$106,411	$-
Multi-family	-	-	-	-	48,483	48,483	-
Real estate - construction	-	-	-	-	40,912	40,912	-
Real estate - commercial	-	-	-	-	249,581	249,581	-
Commercial loans	-	-	593	593	74,812	75,405	-
Consumer and other loans	-	-	38	38	23,568	23,606	-
Total	$367	$495	$734	$1,596	$542,802	$544,398	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$2,274,040	$2,060,180
Multi-family	-	-
Real estate - construction	5,309,728	5,446,896
Real estate - commercial	376,091	161,491
Commercial loans	1,610,950	925,281
Consumer and other loans	124,161	37,791
Total	$9,694,970	$8,631,639

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2017 and 2016:

Three months ended September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,739	$1,954	$936	$323	$1,226	$335	$127	$6,640
Provision charged to expense	524	(116)	(81)	52	(99)	126	44	$450
Losses charged off	-	(71)	-	-	-	(46)	-	$(117)
Recoveries	16	-	1	-	7	12	-	$36
Balance, end of period	$2,279	$1,767	$856	$375	$1,134	$427	$171	$7,009

Nine months ended September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	847	151	2	169	40	231	60	$1,500
Losses charged off	-	(71)	(11)	-	(85)	(169)	-	$(336)
Recoveries	55	-	9	-	11	28	-	$103
Balance, end of period	$2,279	$1,767	$856	$375	$1,134	$427	$171	$7,009

Three months ended September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,668	$1,613	$862	$157	$1,366	$288	$227	$6,181
Provision charged to expense	282	86	6	6	(40)	33	(173)	$200
Losses charged off	-	-	-	-	(11)	(58)	-	$(69)
Recoveries	46	-	17	-	8	14	-	$85
Balance, end of period	$1,996	$1,699	$885	$163	$1,323	$277	$54	$6,397

Nine months ended September 30, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	922	141	80	(14)	102	102	(383)	$950
Losses charged off	(252)	-	(47)	-	(170)	(132)	-	$(601)
Recoveries	80	32	31	-	9	84	-	$236
Balance, end of period	$1,996	$1,699	$885	$163	$1,323	$277	$54	$6,397

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017 and December 31, 2016:

As of September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$830	$-	$56	$-	$310	$130	$-	$1,326
Ending balance: collectively evaluated for impairment	$1,449	$1,767	$800	$375	$824	$297	$171	$5,683

Loans:
Ending balance: individually evaluated for impairment	$5,310	$161	$2,274	$-	$931	$187	$-	$8,863
Ending balance: collectively evaluated for impairment	$56,737	$266,131	$105,477	$74,653	$89,256	$23,475	$-	$615,729

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140

Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

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

The following table summarizes the recorded investment in impaired loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,815	$1,815	$-	$2,006	$2,006	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,937	2,937	-	3,017	3,017	-
Real estate - commercial	161	161	-	161	161	-
Commercial loans	500	500	-	622	622	-
Consumer and other loans	4	4	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$459	$459	$56	$54	$54	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	2,373	3,606	830	2,430	3,663	302
Real estate - commercial	-	72	-	-	-	-
Commercial loans	431	932	310	303	755	241
Consumer and other loans	183	183	130	103	103	45
Total
Real estate - residential mortgage:
One to four family units	$2,274	$2,274	56	$2,060	$2,060	$14
Multi-family	-	-	-	-	-	-
Real estate - construction	5,310	6,543	830	5,447	6,680	302
Real estate - commercial	161	233	-	161	161	-
Commercial loans	931	1,432	310	925	1,377	241
Consumer and other loans	187	187	130	106	106	45
Total	$8,863	$10,669	$1,326	$8,699	$10,384	$602

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2017		September 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,946	$-	$2,153	$-
Multi-family	-	-	-	-
Real estate - construction	2,937	-	5,597	-
Real estate - commercial	161	-	244	-
Commercial loans	504	-	657	-
Consumer and other loans	2	-	185	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$183	$-	$28	$-
Multi-family	-	-	-	-
Real estate - construction	2,373	-	2,051	-
Real estate - commercial	-	-	278	-
Commercial loans	431	-	375	-
Consumer and other loans	123	-	110	-
Total
Real estate - residential mortgage:
One to four family units	$2,129	$-	$2,181	$-
Multi-family	-	-	-	-
Real estate - construction	5,310	-	7,648	-
Real estate - commercial	161	-	522	-
Commercial loans	935	-	1,032	-
Consumer and other loans	125	-	295	-
Total	$8,660	$-	$11,678	$-

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,886	$-	$2,200	$-
Multi-family	-	-	-	-
Real estate - construction	2,964	-	5,661	-
Real estate - commercial	360	-	657	-
Commercial loans	557	-	960	-
Consumer and other loans	8	-	114	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$90	$-	$23	$-
Multi-family	-	-	-	-
Real estate - construction	2,395	-	2,222	-
Real estate - commercial	-	-	93	-
Commercial loans	481	-	489	-
Consumer and other loans	94	-	105	-
Total
Real estate - residential mortgage:
One to four family units	$1,976	$-	$2,223	$-
Multi-family	-	-	-	-
Real estate - construction	5,359	-	7,883	-
Real estate - commercial	360	-	750	-
Commercial loans	1,038	-	1,449	-
Consumer and other loans	102	-	219	1
Total	$8,835	$-	$12,524	$1

At September 30, 2017, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended September 30, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	-	-	-
Consumer and other loans	1	119,459	119,459
Total	1	$119,459	$119,459

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended September 30, 2017:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	-	-
Consumer and other loans	-	119,459	-	119,459
Total	$-	$119,459	$-	$119,459

The following table presents the carrying balance of TDRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Real estate - residential mortgage:
One to four family units	$1,313,598	$1,564,468
Multi-family	-	-
Real estate - construction	5,309,728	5,446,895
Real estate - commercial	5,701,518	5,736,849
Commercial loans	246,150	401,403
Consumer and other loans	119,717	-
Total	$12,690,711	$13,149,615

The Bank has allocated $947,843 and $329,734 of specific reserves to customers whose loan terms have been modified in TDR as of September 30, 2017 and December 31, 2016, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ending September 30, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2017 and December 31, 2016:

September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$56,737	$259,020	$97,921	$73,870	$88,441	$23,475	$599,464
Special Mention	-	5,615	6,190	783	200	-	12,788
Substandard	5,310	1,657	3,640	-	862	187	11,656
Doubtful	-	-	-	-	684	-	684
Total	$62,047	$266,292	$107,751	$74,653	$90,187	$23,662	$624,592

December 31, 2016	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,465	$242,200	$100,367	$48,483	$69,093	$23,380	$518,988
Special Mention	-	5,922	2,591	-	4,503	-	13,016
Substandard	5,447	1,459	3,453	-	1,225	226	11,810
Doubtful	-	-	-	-	584	-	584
Total	$40,912	$249,581	$106,411	$48,483	$75,405	$23,606	$544,398

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

The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2017:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2017	60,000	52,500	$20.15
Granted	-	-	-
Exercised	-	-	-
Forfeited	(11,000)	(25,000)	29.48
Balance outstanding as of September 30, 2017	49,000	27,500	$15.75
Options exercisable as of September 30, 2017	49,000	27,500	$15.75

The total intrinsic value of stock options exercised for the nine months ended September 30, 2017 and 2016 was $0 and $169,103, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $669,800 and $438,800 at September 30, 2017 and 2016, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2017	60,955	$13.62
Granted	13,386	20.33
Vested	(27,291)	12.25
Forfeited	-	-
Balance of shares non-vested as of September 30, 2017	47,050	$16.33

In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. These shares had a grant date market price of $20.35 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the nine months ended September 30, 2017 and 2016 was $101,099 and $94,136, respectively.

For the nine months ended September 30, 2017 and 2016, the Company granted 6,426 and 15,343 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the nine months ended September 30, 2017 and 2016 was $159,413 and $209,430, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2017	-	$-
Granted	55,823	20.48
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of September 30, 2017	55,823	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company estimated that the most likely outcome is the achievement of the target level. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the nine months ended September 30, 2017 was $102,529.

Total stock-based compensation expense recognized for the three months ended September 30, 2017 and 2016 was $136,263 and $100,594, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2017 and 2016 was $363,041 and $313,855, respectively. As of September 30, 2017, there was $768,224 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended September 30, 2017			For nine months ended September 30, 2017
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,717,383	4,374,725	$0.39	$4,739,197	4,370,877	$1.08
Effect of Dilutive Securities		72,841			64,815
Diluted Income Per Common Share	$1,717,383	4,447,566	$0.39	$4,739,197	4,435,692	$1.07

	For three months ended September 30, 2016			For nine months ended September 30, 2016
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,541,907	4,370,700	$0.35	$4,074,664	4,365,835	$0.93
Effect of Dilutive Securities		56,853			53,553
Diluted Income Per Common Share	$1,541,907	4,427,553	$0.35	$4,074,664	4,419,388	$0.92

Stock options to purchase 32,500 shares of common stock were outstanding during the three and nine months ended September 30, 2017 and stock options to purchase 73,500 shares of common stock were outstanding during the three and nine months ended September 30, 2016 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements in relation to the Company’s new leased headquarters that will be put into place during the fourth quarter of 2017. The Company expects to record a right of use asset and related liability for the present value of the lease payments.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for certain financial instruments with down round features and (Part II), Replacement of the indefinite deferral for mandatory redeemable financial instruments of certain nonpublic entities and certain mandatory redeemable non-controlling interests with a scope exception. Part I of the update addresses the complexity of accounting for certain financial instruments with down round features such as warrants or convertible instruments and will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2017, the Company reported a $95,395 unrealized gain, net of a $56,025 tax effect, in other comprehensive income related to this cash flow hedge. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the quarter ended September 30, 2017, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at September 30, 2017 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at September 30, 2017

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$151,420

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

Level 1:      Quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

9/30/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,893	$-	$33,893
Corporates	-	3,070	-	3,070
Government sponsored mortgage-backed securities and SBA loan pools	-	46,242	-	46,242
Available-for-sale securities	$-	$83,205	$-	$83,205

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$151	$-	$151

12/31/2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,338	$-	$38,338
Corporates	-	7,053	-	7,053
Government sponsored mortgage-backed securities and SBA loan pools	-	47,008	-	47,008
Available-for-sale securities	$-	$92,399	$-	$92,399

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2017	$-	$-	$1,474	$1,474

December 31, 2016	$-	$-	$1,006	$1,006

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2017	$-	$-	$-	$-

December 31, 2016	$-	$-	$149	$149

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2017 or 2016. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$1,474	Market Comparable	Discount to reflect realizable value	0%	-	100%	(15%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$1,006	Market Comparable	Discount to reflect realizable value	0%	-	100%	(7%)

Foreclosed assets held for sale	$149	Market Comparable	Discount to reflect realizable value		10%

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$10,721,184	$10,721,184	1
Held-to-maturity securities	18,424	18,582	2
Federal Home Loan Bank stock	4,137,500	4,137,500	2
Mortgage loans held for sale	2,516,520	2,516,520	2
Loans, net	616,884,052	613,749,211	3
Interest receivable	2,164,278	2,164,278	2
Financial liabilities:
Deposits	584,088,617	583,406,521	2
Federal Home Loan Bank advances	82,800,000	83,002,996	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	253,045	253,045	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2016
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$9,088,441	$9,088,441	1
Held-to-maturity securities	27,528	28,153	2
Federal Home Loan Bank stock	4,611,000	4,611,000	2
Mortgage loans held for sale	2,183,633	2,183,633	2
Loans, net	538,273,640	537,645,692	3
Interest receivable	1,947,063	1,947,063	2
Financial liabilities:
Deposits	505,362,750	504,829,161	2
Federal Home Loan Bank advances	95,700,000	95,764,840	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	207,833	207,833	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Financial Condition

The Company’s total assets increased $71,358,983 (10%) from $687,979,819 as of December 31, 2016, to $759,338,802 as of September 30, 2017.

Available-for-sale securities decreased $9,194,040 (10%) from $92,399,235 as of December 31, 2016, to $83,205,195 as of September 30, 2017. The Company had sales and principal payments of $23,693,514 offset by purchases of $13,350,996. The Company had unrealized losses of $743,019 at September 30, 2017 which was an improvement from unrealized losses of $2,078,050 at December 31, 2016.

Net loans receivable increased by $78,610,412 (15%) from $538,273,640 as of December 31, 2016 to $616,884,052 as of September 30, 2017. New production included a mix of multi-family, agriculture, hospitality and Small Business Administration (“SBA”) lending. During the nine month period, permanent multi-family loans increased $26,169,946 (54%), construction loans increased $21,134,564 (52%), commercial loans increased $14,781,868 (20%) and commercial real estate loans increased $16,711,637 (7%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $1,266,648 (22%) from $5,742,449 as of December 31, 2016 to $7,009,097 as of September 30, 2017. In addition to the provision for loan loss of $1,500,000 recorded by the Company for the nine months ended September 30, 2017, charge-offs of specific loans (classified as nonperforming at December 31, 2016) exceeded loan recoveries by $233,353. The increase in the allowance is primarily due to the increased loan balances and reserves on a few specific problem credits. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2017 and December 31, 2016 was 1.12% and 1.06%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2017 and December 31, 2016 was 72.3% and 66.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $78,725,867 (16%) from $505,362,750 as of December 31, 2016, to $584,088,617 as of September 30, 2017. For the nine months ended September 30, 2017, checking and savings accounts increased by $50,768,740 and certificates of deposit increased by $27,957,127. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. The increase in certificates of deposit was primarily due to the Bank supplementing deposit sources with $24,000,000 of brokered certificate of deposits. The Bank utilizes brokered certificate of deposits as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $12,900,000 (13%) from $95,700,000 as of December 31, 2016 to $82,800,000 as of September 30, 2017 due to principal reductions.

Stockholders’ equity (including unrealized loss on available-for-sale securities, net of tax) increased $4,680,164 (7%) from $69,974,380 as of December 31, 2016, to $74,654,544 as of September 30, 2017. The Company’s net income during this period exceeded dividends paid or declared by $3,412,714. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps improved by $936,465 during the nine month period. On a per common share basis, stockholders’ equity increased from $16.09 as of December 31, 2016 to $17.06 as of September 30, 2017.

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

	Three months ended 9/30/2017			Three months ended 9/30/2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$618,652	$7,052	4.52%	$527,382	$5,854	4.42%
Investment securities	84,577	432	2.03%	100,338	461	1.83%
Other assets	10,418	41	1.56%	15,608	39	0.99%
Total interest-earning	713,647	7,525	4.18%	643,328	6,354	3.93%
Noninterest-earning	40,386			41,110
	$754,033			$684,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$30,026	15	0.20%	$27,858	14	0.20%
Transaction accounts	348,925	524	0.60%	312,619	301	0.38%
Certificates of deposit	133,198	354	1.05%	109,893	245	0.89%
FHLB advances	89,246	420	1.87%	88,261	350	1.58%
Subordinated debentures	15,465	160	4.10%	15,465	146	3.76%
Total interest-bearing	616,860	1,473	0.95%	554,096	1,056	0.76%
Noninterest-bearing	62,599			59,162
Total liabilities	679,459			613,258
Stockholders’ equity	74,574			71,180
	$754,033			$684,438
Net earning balance	$96,787			$89,232
Earning yield less costing rate			3.24%			3.17%
Net interest income, and net yield spread on interest earning assets		$6,052	3.36%		$5,298	3.28%
Ratio of interest-earning assets to interest-bearing liabilities		116%			116%

	Nine months ended 9/30/2017			Nine months ended 9/30/2016
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$598,925	$20,043	4.47%	$507,346	$17,184	4.52%
Investment securities	88,783	1,361	2.05%	103,026	1,445	1.87%
Other assets	12,623	134	1.42%	19,324	135	0.93%
Total interest-earning	700,331	21,538	4.11%	629,696	18,764	3.98%
Noninterest-earning	40,512			40,953
	$740,843			$670,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$29,360	43	0.20%	$27,258	41	0.20%
Transaction accounts	345,247	1,346	0.52%	318,181	926	0.39%
Certificates of deposit	119,011	873	0.98%	111,820	748	0.89%
FHLB advances	98,306	1,269	1.73%	70,275	964	1.83%
Subordinated debentures	15,465	468	4.05%	15,465	429	3.71%
Total interest-bearing	607,389	3,999	0.88%	542,999	3,108	0.76%
Noninterest-bearing	60,478			58,186
Total liabilities	667,867			601,185
Stockholders’ equity	72,976			69,464
	$740,843			$670,649
Net earning balance	$92,942			$86,697
Earning yield less costing rate			3.23%			3.22%
Net interest income, and net yield spread on interest earning assets		$17,539	3.35%		$15,656	3.32%
Ratio of interest-earning assets to interest-bearing liabilities		115%			116%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2017 and 2016

Net income for the three and nine months ended September 30, 2017 was $1,717,383 and $4,739,197, respectively, compared to $1,541,907 and $4,074,664 for the three and nine months ended September 30, 2016, respectively, which represents an increase in earnings of $175,476 (11%) for the three month period, and an increase in earnings of $664,533 (16%) for the nine month period.

Interest Income

Total interest income for the three and nine months ended September 30, 2017 increased $1,170,844 (18%) and $2,774,435 (15%), respectively, as compared to the three and nine months ended September 30, 2016. For the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, the average yield on interest earning assets increased 25 basis points to 4.18% and increased 13 basis points to 4.11%, while the average balance of interest earning assets increased approximately $70,319,000 for the three month period and increased approximately $70,635,000 for the nine month period. These increases were primarily due to the Company’s strong loan activity during 2017, in which loan balances increased $78,610,412 compared to December 31, 2016. Despite pricing on the loans remaining very competitive on new and renewing credits, the yield on loans increased for the third quarter when compared to the same quarter in 2016. For the three and nine month period ended September 30, 2017 compared to the same periods in 2016, the yield on loans increased 10 basis points to 4.52% and decreased 5 basis points to 4.47%.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2017 increased $417,009 (39%) and $890,586 (29%), respectively, when compared to the three and nine months ended September 30, 2016. For the three and nine months period ended September 30, 2017 compared to the same periods in 2016, the average cost of interest bearing liabilities increased 19 basis points to 0.95% and increased 12 basis points to 0.88%, while the average balance of interest bearing liabilities increased approximately $62,764,000 for the three month period and increased approximately $64,390,000 for the nine month period. The increase in asset growth opportunities among most institutions in the local market have created significant competitive pressures on deposit rates. To fund its asset growth going forward, the Company will continue to utilize a cost effective mix of retail and commercial core deposits along with non-core, wholesale funding.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2017 increased $753,875 (14%) and increased $1,883,849 (12%), respectively, when compared to the same periods in 2016. For the three and nine month periods ended September 30, 2017, the average balance of net interest earning assets over liabilities increased by approximately $7,555,000 and $11,224,000, respectively, when compared to the same periods in 2016. For the three and nine month periods ended September 30, 2017, the net interest margin increased 8 basis points to 3.36% and increased 3 basis points to 3.35%, respectively, when compared to the same periods in 2016.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $450,000 and $1,500,000 for the three months and nine months ended September 30, 2017, respectively, compared to $200,000 and $950,000 for the same periods in 2016.

The Company’s increase in provision was primarily due to the increased loan balances and various reserves on specific problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $255,368 (19%) and $563,558 (16%) for the three months and nine months ended September 30, 2017, respectively, when compared to the three months and nine months ended September 30, 2016. This is primarily due to the Company’s emphasis on Small Business Administration (SBA) lending and its continued efforts in fixed-rate mortgage lending. The Company’s gains on sales of SBA loans increased $143,271 and $246,378 and gains on fixed-rate mortgage loan sales increased $90,211 and $289,902 for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016.

Noninterest Expense

Noninterest expense increased $694,125 (16%) and $1,262,791 (10%) for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 due to a few significant factors.

First, salaries and employee benefits increased $358,348 (13%) and $893,969 (11%) for the three and nine months ended September 30, 2017 compared to the same periods in 2016. This is primarily due to the Company’s recent expansion in the Joplin, Missouri market and increases in other areas of commercial banking, operations, technology and health/retirement benefits. Also impacting compensation were mortgage commissions which increased due to the significant mortgage activity for the quarter.

Second, the Company’s occupancy expenses increased $126,724 (27%) and $220,282 (16%) for the three and nine months ended September 30, 2017 compared to the same periods in 2016. This was primarily due to the Company’s continued enhancements in facilities (including signage) and significant investments in technology. The ongoing expansion in the Joplin, Missouri market has also played a factor in the increase in expense.

Third, the Company incurred $146,857 of impairment charges on solar tax credit investments in the third quarter of 2017. The Company purchased an interest in a utility scale solar energy project. The project will generate an estimated $557,000 of 2017 investment tax credits assuming certain compliance criteria are met. The cost of the investment will be accounted for under the equity and hypothetical liquidation at book value methods. Under these methods, an impairment charge is recorded on the investment equal to the discounted future cash flows compared to the carrying value of the investment.

Provision for Income Taxes

The provision for income taxes decreased by $110,358 (20%) and $29,917 (2%) for the three and nine months ended September 30, 2017 when compared to the same periods of 2016. The decrease in the provision for income taxes is primarily related to the Company’s investment tax credits discussed above.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2017 and December 31, 2016 was 72.3% and 66.5%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2017, were $12,339,631 or 1.63% of total assets as compared to $12,393,688 or 1.80% of total assets at December 31, 2016. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2017	12/31/2016	12/31/2015
Nonperforming loans	$9,695	$8,632	$13,755
Real estate acquired in settlement of loans	588	2,682	2,392
Total nonperforming assets	$10,283	$11,314	$16,147

Total nonperforming assets as a percentage of total assets	1.35%	1.64%	2.47%
Allowance for loan losses	$7,009	$5,742	$5,812
Allowance for loan losses as a percentage of gross loans	1.12%	1.05%	1.17%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $10,721,184 as of September 30, 2017 and $9,088,441 as of December 31, 2016, representing an increase of $1,632,743. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2017, the Bank’s common equity Tier 1 ratio was 12.45%, the Bank’s Tier 1 leverage ratio was 11.77%, its Tier 1 risk-based capital ratio was 12.45% and the Bank’s total risk-based capital ratio was 13.44% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the 1.25% of capital conservation buffer required as of September 30, 2017.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2017 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$101,547	$(3,837)	-4%	13.85%	-0.06%
+100	105,000	(384)	0%	14.07%	0.16%
NC	105,384	-	0%	13.91%	0.00%
-100	101,703	(3,681)	-3%	13.27%	-0.64%
-200	85,501	(19,883)	-19%	11.08%	-2.83%

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

During the quarter ended September 30, 2017, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended September 30, 2017.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 13, 2017
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 13, 2017
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)