Form 10-K
period 2017-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2018-03-30
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 0-23325

Guaranty Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1792717
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

2144 E Republic Rd, Suite F200, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (417) 520-4333

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Exchange on which Registered

Common Stock, par value $.10 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes          No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes          No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated file	Accelerated filer	Non-accelerated filer
Smaller reporting company X	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was $63.9 million. As of March 23, 2018 there were 4,439,757 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 23, 2018 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS
Item		Page
PART I
1	Business	4

1A	Risk Factors	30

1B	Unresolved Staff Comments	42

2	Properties	42

3	Legal Proceedings	43

4	Mine Safety Disclosures	43
PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44

6	Selected Financial Data	46

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	47

7A	Quantitative and Qualitative Disclosures About Market Risk	59

8	Financial Statements and Supplementary Data	61

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107

9A	Controls and Procedures	107

9B	Other Information	108
PART III

10	Directors, Executive Officers and Corporate Governance	109

11	Executive Compensation	109

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109

13	Certain Relationships and Related Transactions, and Director Independence	110

14	Principal Accounting Fees and Services	110
PART IV

15	Exhibits and Financial Statement Schedules	110

16	Form 10-K Summary	114
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

At December 31, 2017, the Company’s consolidated assets were $794.5 million, net loans were $631.5 million, deposits were $607.4 million and total stockholders’ equity was $74.9 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

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

Market Area

The Bank's primary market areas are Greene, Christian and Jasper Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa, Ozark and Joplin, Missouri (our “Market Area”). The major components of the Market Area’s economy are service industries, education, retail, light manufacturing and health care. There is a significant regional health care presence with three large regional hospitals. There also are four accredited colleges and two major universities. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has one Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 81% of our loan portfolio by value as of December 31, 2017. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$108,223	17%	$108,594	20%	$100,160	20%	$99,116	20%	$94,422	20%
Multi-family	85,225	13%	48,483	9%	41,604	8%	33,786	7%	46,188	10%
Construction	64,744	10%	40,912	7%	45,463	9%	36,785	7%	43,266	9%
Commercial real estate	261,866	41%	249,581	46%	208,824	42%	215,605	44%	179,079	38%
Total mortgage loans	520,058	81%	447,570	82%	396,051	79%	385,292	78%	362,955	77%
Commercial business loans	94,523	15%	75,405	14%	81,007	16%	92,114	19%	92,722	20%
Consumer loans	24,716	4%	23,606	4%	21,992	4%	17,246	3%	17,303	4%
Total consumer and other loans	119,239	19%	99,011	18%	102,999	21%	109,360	22%	110,025	23%
Total loans	639,297	100%	546,581	100%	499,050	100%	494,652	100%	472,980	100%
Less:
Deferred loan fees/costs, net	663		382		333		262		175
Allowance for loan losses	7,107		5,742		5,812		6,589		7,802
Total Loans, net	$631,527		$540,457		$492,905		$487,801		$465,003

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2017. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$16,943	$43,879	$47,401	$108,223
Multi-family	8,110	45,243	31,872	85,225
Construction	32,108	22,968	9,668	64,744
Commercial real estate	26,674	161,579	73,613	261,866
Commercial loans	38,963	40,305	15,255	94,523
Consumer loans	9,345	6,057	9,314	24,716
Total loans (1)	$132,143	$320,031	$187,123	$639,297
Less:
Deferred loan fees/costs				663
Allowance for loan losses				7,107
Loans receivable net				$631,527
(1) Includes mortgage loans held for sale of $1,922

The following table sets forth the dollar amount, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, as of December 31, 2017 of all loans due after December 2018, which have pre-determined interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$54,764	$36,516	$91,280	40%
Multi-family	58,125	18,990	77,115	25%
Construction	14,099	18,537	32,636	57%
Commercial real estate	144,776	90,416	235,192	38%
Commercial loans	31,880	23,680	55,560	43%
Consumer loans	4,251	11,120	15,371	72%
Total loans (1)	$307,895	$199,259	$507,154	39%
(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2017, the Bank had commercial real estate loans totaling $261.9 million or 41% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $24.2 million as of December 31, 2017, as its maximum commercial real estate loan amount.

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

As of December 31, 2017, the Bank’s commercial real estate loan portfolio included approximately $7.8 million, or 1.2% in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2017, the Bank had commercial business loans totaling $94.5 million or 15% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

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

As of December 31, 2017, $108.2 million or 17% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2017, $85.2 million or 13% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $24.2 million as of December 31, 2017, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2017, construction loans totaled $64.7 million or 10% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2017, the Bank has such loans totaling $24.7 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2017, the Bank has eleven loans 90 days or more past due with a principal balance of $3,083,305 and 19 loans between 30 and 89 days past due with an aggregate principal balance of $2,685,988. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$4,423	$2,060	$2,272	$911	$816
Multi-family	-	-	-	-	-
Construction	4,452	5,447	8,080	2,893	4,530
Commercial real estate	162	162	1,241	460	3,663
	9,037	7,669	11,593	4,264	9,009
Non-mortgage loans:
Commercial loans	803	925	2,149	1,027	6,776
Consumer and other loans	122	38	13	-	63
	925	963	2,162	1,027	6,839
Total non-accrual loans	9,962	8,632	13,755	5,291	15,848
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$9,962	$8,632	$13,755	$5,291	$15,848
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.58%	1.60%	2.79%	1.08%	3.41%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	1.24%	1.25%	2.11%	0.84%	2.56%

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

Non-Performing Assets	As of
	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
One to four family	$4,423	$2,060	$2,272	$911	$816
Multi-family	-	-	-	-	-
Construction	4,452	5,447	8,080	2,893	4,530
Commercial real estate	162	162	1,241	460	3,663
	9,037	7,669	11,593	4,264	9,009
Non-mortgage loans:
Commercial loans	803	925	2,149	1,027	6,776
Consumer and other loans	122	38	13	-	63
	925	963	2,162	1,027	6,839
Total non-accrual loans	9,962	8,632	13,755	5,291	15,848
Real estate and other assets acquired in settlement of loans	283	2,682	2,392	3,165	3,822
Total non-performing assets	$10,245	$11,314	$16,147	$8,456	$19,670

Total non-accrual loans as a percentage of net loans	1.58%	1.60%	2.79%	1.08%	3.41%
Total non-performing assets as a percentage of total assets	1.28%	1.64%	2.47%	1.35%	3.17%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$95	$90	$573	$337	$572

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2017.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	6	$3,799	41	$5,779	-	$-	47	$9,578
Multi-family	-	-	1	775	-	-	1	775
Construction	-	-	5	4,453	-	-	5	4,453
Commercial real estate	2	5,578	9	1,630	-	-	11	7,208
Commercial	1	200	12	708	2	513	15	1,421
Consumer and Other	-	-	3	276	-	-	3	276
Total loans	9	9,577	71	13,621	2	513	82	23,711
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	2	283	-	-	2	283
Total foreclosed assets	-	-	2	283	-	-	2	283
Total	9	$9,577	73	$13,904	2	$513	84	$23,994

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

As of December 31, 2017, the Bank's total allowance for loan losses was $7.1 million or 1.12% of gross loans outstanding (excluding mortgage loans held for sale), an increase of $1,364,969 from December 31, 2016. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2017, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Beginning balance	$5,742	$5,812	$6,589	$7,802	$8,740
Gross loan charge offs
Mortgage Loans:
One to four family	(11)	(47)	(99)	(127)	(139)
Multi-family	-	-	-	-	-
Construction	-	(1,222)	(1,233)	(411)	(879)
Commercial real estate	(72)	(69)	-	(9)	(277)
	(83)	(1,338)	(1,332)	(547)	(1,295)
Non-mortgage loans:
Commercial loans	(240)	(171)	-	(2,018)	(1,268)
Consumer and other loans	(213)	(190)	(119)	(150)	(164)
	(453)	(361)	(119)	(2,168)	(1,432)
Total charge offs	(536)	(1,699)	(1,451)	(2,715)	(2,727)

Recoveries
Mortgage Loans:
One to four family	19	34	20	9	23
Multi-family	-	-	-	-	-
Construction	74	91	10	5	50
Commercial real estate	-	32	-	99	-
	93	157	30	113	73
Non-mortgage loans:
Commercial loans	12	8	4	65	110
Consumer and other loans	46	89	40	49	56
	58	97	44	114	166
Total recoveries	151	254	74	227	239
Net loan charge-offs	(385)	(1,445)	(1,377)	(2,488)	(2,488)
Provision charged to expense	1,750	1,375	600	1,275	1,550
Ending balance	$7,107	$5,742	$5,812	$6,589	$7,802

Net charge-offs as a percentage of average loans, net	0.06%	0.28%	0.27%	0.53%	0.53%
Allowance for loan losses as a percentage of average loans, net	1.17%	1.12%	1.16%	1.41%	1.67%
Allowance for loan losses as a percentage of total non-performing loans	71%	67%	42%	125%	49%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$4,577	64%	$4,126	72%	$3,770	65%	$4,349	66%	$5,652	72%
Non-Mortgage Loans	2,530	36%	1,616	28%	2,042	35%	2,240	34%	2,150	28%
Total	$7,107	100%	$5,742	100%	$5,812	100%	$6,589	100%	$7,802	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2017, the Company has investment securities with an amortized cost of $82.3 million and an estimated fair value of $81.5 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. Based on the carrying value of these securities, $81.5 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2017, the Company sold $20.9 million in securities and recognized $46,329 of gains.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$3,000,000	$65,000	$-	$3,065,000
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	16,457	327	(55)	16,729
	$82,339,509	$328,482	$(1,172,589)	$81,495,402

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$7,003,986	$54,050	$(4,514)	$7,053,522
Municipals	39,357,506	65,673	(1,085,654)	38,337,525
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	27,528	625	-	28,153
	$94,504,813	$139,780	$(2,217,205)	$92,427,388

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2015
AVAILABLE-FOR-SALE SECURITIES:
Equity Securities	$102,212	$10,081	$(12,776)	$99,517
Debt Securities:
U. S. government agencies	8,533,885	-	(137,101)	8,396,784
Corporates	3,965,719	-	(152,019)	3,813,700
Municipals	31,132,635	302,335	(85,808)	31,349,162
Government sponsored mortgage-backed securities and SBA loan pools	54,643,681	13,764	(1,024,121)	53,633,324
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	43,099	836	-	43,935
	$98,421,231	$327,016	$(1,411,825)	$97,336,422

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2017.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	563,318	1.43%	571,615
Due in five to ten years	9,238,773	2.50%	9,278,788
Due after ten years	27,106,116	3.66%	27,113,055
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	45,431,302	2.74%	44,531,944
	$82,339,509	2.98%	$81,495,402

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2017
Debt Securities:
Corporates	$-	$3,065,000	$-	$-	$3,065,000
Municipals	571,615	6,213,788	27,113,055	-	33,898,458
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	44,531,944	44,531,944
	$571,615	$9,278,788	$27,113,055	$44,531,944	$81,495,402

Sources of Funds

General. The Company's primary sources of funds are retail and commercial deposits, FHLB borrowings, amortization and prepayments of loans and amortization, prepayments and maturities of investment securities.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank has concentrated on a diverse deposit mix, such that transaction accounts make a greater percent of funding than in the past. The Bank offers various checking accounts, money markets, savings, fixed-term certificates of deposit and individual retirement accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, local competition and competition from non-bank financial service providers. The Company closely monitors its deposit position and mix to manage interest rate risk and net interest margin. The Bank's deposits are typically obtained from the areas in which its offices are located. The Bank relies primarily on experienced customer service, long-term relationships with customers and convenient banking center locations to attract and retain a high level of core deposits.

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	2017			2016			2015
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	0.35%	$139,458	23%	0.30%	$129,138	26%	0.31%	$137,473	27%
Savings	0.19%	30,848	5%	0.20%	28,095	6%	0.20%	25,865	5%
Money Market	0.73%	187,064	31%	0.45%	155,530	31%	0.42%	170,603	33%
Non-interest bearing demand	0.00%	94,728	16%	0.00%	80,911	15%	0.00%	67,897	13%
Total		452,098	74%		393,674	78%		401,838	78%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.71%	92,349	15%	0.75%	65,802	13%	0.54%	45,517	9%
12-23 months	0.99%	39,930	7%	0.89%	22,328	4%	0.82%	43,523	8%
24-35 months	1.42%	12,472	2%	1.24%	12,882	3%	1.02%	12,654	3%
36-47 months	1.49%	6,420	1%	1.40%	5,106	1%	1.35%	6,895	1%
48-59 months	1.46%	3,753	1%	1.47%	3,655	1%	1.44%	4,671	1%
60-71 months	1.34%	339	0%	1.37%	1,874	0%	1.47%	2,274	0%
72-95 months	1.34%	3	0%	1.34%	42	0%	1.34%	14	0%
Total		155,266	26%		111,689	22%		115,548	22%
Total Deposits		$607,364	100%		$505,363	100%		$517,386	100%

Maturities of Certificates of Deposit of $100,000 or More

In 2017, management continued to place emphasis on reducing the dependence on jumbo deposits ($100,000 or more). The following table indicates the approximate amount of the Bank's certificate of deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2017.

(Dollars in thousands)
As of December 31, 2017
Three months or less	$19,728
Over three through six months	24,429
Over six through twelve months	35,542
Over twelve months	23,299
Total	$102,998

Borrowings

The Company’s borrowings at December 31, 2017 consist of FHLB advances and issuances of junior subordinated debentures. Other borrowings available to the Company include borrowings from the Federal Reserve Bank and Securities Sold Under Agreements to Repurchase.

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

	As of December 31,
	2017	2016	2015
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$92,200	$43,600	$-
One to two years	2,100	50,000	-
Two to three years	-	2,100	-
Three to four years	-	-	50,000
Four to five years	-	-	2,100
Over five years	-	-	-
Total	$94,300	$95,700	$52,100

Weighted average rate at end of period	1.97%	1.72%	2.25%

For the period:
Average outstanding balance	$93,942	$71,200	$52,592
Weighted average interest rate	1.78%	1.79%	2.24%

Maximum outstanding as of any month end	$116,700	$95,700	$56,500

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

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2017	2016	2015
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$15,465

Weighted average interest rate of subordinated debentures	4.08%	3.75%	3.48%

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $36.4 million as of December 31, 2017. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2017 and 2016.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015

Common Dividend Payout Ratio	36%	27%	18%

Return on Average Assets	0.69%	0.83%	0.88%

Return on Average Equity	6.97%	8.00%	8.81%

Stockholders' Equity to Assets	9.43%	10.17%	10.17%

EPS Diluted	$1.16	$1.27	$1.30
Dividends on Common Shares	$0.42	$0.34	$0.23

Employees

As of December 31, 2017, the Bank had 155 full-time employees and 18 part-time employees. As of December 31, 2017, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the origination of loans. The Bank's primary competition consist of commercial banks, credit unions, and savings institutions.

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

In addition, the Basel III Rule requires that banking organizations maintain a “capital conservation buffer” comprised of CET1 in order to avoid restrictions on the ability to make capital distributions (including dividends and stock purchases) and pay discretionary bonuses to executive officers. The capital conservation buffer is equal to 2.5% of risk-weighted assets, in addition to the minimum CET1, Tier 1, and total capital ratios. The capital conservation buffer will be phased-in beginning at 0.625% of risk-weighted assets on January 1, 2016, and increasing each subsequent year by an additional 0.625%, to reach the final level of 2.5% of risk-weighted assets on January 1, 2019. Accordingly, factoring in the capital conservation buffer, the minimum ratios noted above increase to 7% for CET1, 8.5% for Tier 1 capital, and 10.5% for total capital.

Furthermore, the Basel III Rule includes more restrictive definitions for the components of capital. For example, cumulative perpetual preferred stock and trust preferred securities have been phased-out of Tier 1 capital. However, for smaller entities with less than $15 billion in assets as of December 31, 2009, such as the Bank, the final rule permanently grandfathers as Tier 1 capital trust preferred securities and similar instruments issued by such entities prior to May 19, 2010, until such entity exceeds $15 billion in assets. The final Basel III Rule provides entities such as the Company and the Bank with a one time “opt-out” right to continue excluding accumulated other comprehensive income (“AOCI”) from CET1 capital. This opt-out was required to be made in the first quarter of 2015 and the Company and Bank made this election. Accordingly, the Bank and the Company need not include AOCI in CET1 capital going forward. The rule also requires that goodwill and certain other intangible assets, other than mortgage servicing assets, net of associated deferred tax liabilities, be deducted from CET1 capital. Additionally, certain deferred tax assets and mortgage servicing assets must be deducted from CET1 capital if such assets exceed a certain percentage of an institution’s CET1 capital. Generally, greater deductions from CET1 reduce an institution’s capital base.

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

The Bank met its minimum capital adequacy guidelines, and the Bank was categorized as “well-capitalized”, as of December 31, 2017. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2017, the Bank was in compliance with this requirement.

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

Transaction Account Reserve Requirements. The FRB requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, non-personal time deposits, and Eurocurrency liabilities. For 2017, the first $15.5 million of otherwise reservable balances are exempt from the reserve requirements; the reserve requirement is 3% for net transaction accounts between $15.5 million and $115.1 million; and the reserve requirement is 10% for net transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment.

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

Tax Reform. In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment of the new tax law "H.R.1," originally known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation").  The enactment occurred on December 22, 2017.  The Tax Reform Legislation became effective January 1, 2018 and modifies the tax law in many ways.  The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%.  All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%.  As a result, income tax expense recorded in 2017 included a $1.0 million reduction to deferred tax assets. The impact of the Tax Reform Legislation on the Company’s 2017 financial results are not necessarily indicative of the results to be achieved in any future periods.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation.  The Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Legislation.  The accounting is expected to be complete when the Company's 2017 U.S. corporate income tax return is filed in 2018.

Pending Acquisition of Hometown Bancshares, Inc. As previously reported, on November 30, 2017, Guaranty Federal Bancshares, Inc. entered into an Agreement and Plan of Merger with Hometown Bancshares, Inc., a Missouri corporation (“Hometown”) (the “Agreement”).  Pursuant to the terms of the Agreement, Hometown will merge into the Company with the Company being the surviving corporation (the “Merger”). Under the terms of the Agreement, each share of Hometown common stock will be exchanged for $20.00 in cash and the transaction is valued at approximately $4.6 million. The Agreement provides that at a time yet to be determined but after the Merger, Hometown Bank, National Association, a national bank headquartered in Carthage, Missouri (“Hometown Bank”) which is Hometown’s only bank subsidiary, will merge with and into and under the charter of the Bank which is the Company’s only bank subsidiary, with the Bank as the survivor of that merger (the “Bank Merger”).

In its December 31, 2017, unaudited Consolidated Report of Condition, Hometown Bank, N.A., the subsidiary bank of Hometown, reported total assets of $179.6 million, total liabilities of $163.2 million and total equity of $16.4 million. The Bank reported $210,000 in net income for the twelve months ended December 31, 2017. The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition. Upon the completion of the Merger, the Company will have acquired Hometown Bank's seven branches in the Joplin, Missouri area.

The acquisition has been approved by the board of directors of each of Guaranty and Hometown and necessary regulatory approvals have been obtained, as well as the approval and adoption of the Agreement by Hometown’s shareholders. Guaranty Federal Bancshares, Inc. and Hometown have made customary representations and warranties about their business and covenants pending the closing of the acquisition, including covenants by Hometown to cause Hometown Bank, National Association, its wholly-owned bank subsidiary, to conduct its business in the ordinary course. The Company expects the Merger to be effective in the second quarter of 2018.

Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the Company. Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 31years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.    Mr. Burke currently serves on the board of the Missouri Bankers Association as Vice Chairman and previously served as Chairman of the Legislative Affairs Committee and Chairman of the Audit Committee.  From 2014 to 2017, he served on the Community Bankers Council of the American Bankers Association.   In March 2016 he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council.  From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 25 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri.

H. Charles Puls is Executive Vice President and Chief Lending Officer of the Bank. He joined the Bank and the Company in June 2016. Mr. Puls has over 26 years of experience in the banking industry. Prior to joining the Company Mr. Puls served as Senior Vice President, Market President in Southeast Missouri for Regions Bank. Before that, he was Senior Vice President, Relationship Manager for Regions Bank, Union Planters Bank, and Capital Bank & Trust in the St. Louis market. He is a board member and active volunteer for the American Red Cross and is a graduate of the University of Missouri – St. Louis.

Sheri Biser is Executive Vice President and Chief Credit Officer of the Bank. She joined the Bank in February 2009. Ms. Biser has over 30 years of banking experience. Prior to joining the Bank, Ms. Biser served as Chief Credit Officer of Metropolitan National Bank for nearly eight years and worked in credit administration for fourteen years at another financial institution. She received a Bachelor of Science Degree in Accounting from Fort Hays State University.

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

As of December 31, 2017, the age of these individuals was 54 for Mr. Burke, 48 for Mr. Peters, 58 for Mr. Puls, 54 for Ms. Biser and 51 for Ms. Robeson.

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

Failure to consummate our announced Merger with Hometown, or a delay in consummating the Merger, could negatively impact the market price of the Company’s common stock and could have a material adverse effect on the Company’s business, financial condition and results of operations.

On November 30, 2017, the Company entered into that certain Agreement and Plan of Merger with Hometown providing for the merger of Hometown with and into the Company with the Company as the surviving corporation. The Agreement provides that at a time yet to be determined but after the Merger, Hometown Bank, Hometown’s only bank subsidiary, will merge with and into and under the charter of the Bank which is the Company’s only bank subsidiary, with the Bank as the survivor of that merger. The Merger is expected to be completed in the second quarter of 2018 pending shareholder and regulatory approvals and the satisfaction of other customary closing conditions. We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger. If the Merger is not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected. In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger without realizing any of the anticipated benefits of completing the Merger.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to combine the business of Hometown Bank with our business. If we are not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. Hometown and Hometown Bank have each operated and, until the consummation of the Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Hometown Bank could choose to discontinue their relationships with the combined company post-merger, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us, Hometown and Hometown Bank during the pre-merger period and for an undetermined time after the consummation of the Merger.

Guaranty Federal Bancshares, Inc., the Bank, Hometown and Hometown Bank will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect their respective businesses.

The parties’ efforts to complete the Merger could cause substantial disruptions in the Company, the Bank, Hometown and Hometown Bank’s respective businesses, which could have an adverse effect on their respective financial results. Among other things, uncertainty as to whether the Merger will be completed may affect the ability of each of the parties to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their future roles with the combined company and combined banks. Uncertainty as to the future could adversely affect the Company, the Bank, Hometown and Hometown Bank’s, respective businesses, reputation and relationships with potential depositors, borrowers and vendors. For example, vendors, customers and others who deal with the Company, the Bank, and Hometown Bank could defer decisions concerning working with that bank, or seek to change existing business relationships with such banks.

Further, a substantial amount of the attention of management and employees of each company and bank is being directed toward the completion of the Merger and thus is being diverted from such company’s day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

In addition, the Merger Agreement restricts Hometown and Hometown Bank from taking certain actions without the Company’s consent while the Merger is pending. These restrictions may, among other matters, prevent Hometown and Hometown Bank from pursuing otherwise attractive business opportunities, selling assets, entering into other transactions or making other changes to its respective business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on Hometown Bank’s business, financial condition and results of operations pre-Merger reducing Hometown Bank’s value at the time of the Merger.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete it. Those conditions include: approval of the Merger Agreement by the shareholders of Hometown, receipt of requisite regulatory approvals subject to certain limitations set forth in the Merger Agreement, absence of orders prohibiting completion of the mergers, the continued accuracy of the representations and warranties by the parties, and the performance by the parties of their covenants and obligations. These conditions to the closing of the Mergers may not be fulfilled and, accordingly, the Mergers may not be completed. Under the Merger Agreement, if the Merger is not completed at or before June 30, 2018, either party to the Merger Agreement may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, under the Merger Agreement Guaranty Federal or Hometown, as applicable, may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated by one party due to breaches of its representations, warranties, covenants or agreements in any material respect by the other party that would result in the failure of a closing condition that has not or cannot be cured, the breaching party may be required to pay the terminating party $200,000.

If the Company terminates the Merger Agreement for fiduciary duty reasons in connection with an acquisition proposal from another potential acquirer, Hometown may be required to pay the Company $220,000.

Failure to complete the Mergers could negatively impact our businesses, financial condition, results of operations and/or stock prices.

If the Merger Agreement is terminated and the Merger is not completed, our ongoing business may be adversely affected. The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In addition, we may experience negative reactions to the termination of the Merger from customers, depositors, investors, vendors and others with whom they deal, and we would not realize any of the anticipated benefits of having completed the Merger. The expenses we have incurred in connection with the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed and may not be recovered from the other party.

We expect to incur significant expenses related to the Merger.

We have and expect to incur significant expenses in connection with consummation of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of Hometown and Hometown Bank. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger. As a result of these expenses, we have taken and expect to take charges against our earnings before and after the completion of the Merger. The charges taken in connection with the Merger is expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in the Greene, Christian and Jasper Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa, Ozark and Joplin, Missouri (our “Market Area”). Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan/lease portfolio possesses increased risk due to our relatively high concentration of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $520.1 million, or approximately 81% of our total loan/lease portfolio, as of December 31, 2017. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

Cybersecurity threats and data breaches could adversely impact our financial condition as well as cause legal or reputational harm.

Our operations are heavily dependent on the secure processing, transmission, and storage of confidential and other information in our computer systems and networks. Cybersecurity risks for banking organizations have significantly increased in recent years due to the proliferation of new technologies, the increased use of the internet to conduct financial transactions, and the increased sophistication of attackers, such as hackers. In addition, customers may use personal mobile or computing devices to access our products or services that are outside of our network environment and are subject to their own cybersecurity risks

A cyberattack, security breach, or a technology failure could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential information, cause us to spend significant resources to investigate and remediate exposures, and adversely impact our operations and liquidity. We may also be subject to litigation and financial losses and we could suffer reputational harm and a loss of confidence in our systems and products.

Although we have established policies and procedures to prevent or limit the impact of data incidents, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, or other cyberattacks. Security compromises could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized collection, monitoring, release, use, loss or destruction of confidential, proprietary and other information of ours, our customers or third parties, damages to systems.

We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of systems or infrastructure, expose us to risk. We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. There can be no reassurance that we will not be subject to a data breach and our security measures may not detect all cyberattacks. A cyberattack or other information or security breach could result in a material loss or have material consequences on our business.”

We depend upon third-party vendors for a significant portion of our operations.

We rely on third-party service providers for a substantial portion of our operations, including communication, record retention, and financial control systems technology. While we endeavor to select reliable and competent vendors, we cannot control our vendors or their actions. The potential for operational risk exposure exists because of our interactions with, and reliance on, third parties in our daily and ongoing operations. Any problems caused by or suffered by a third-party vendor, including a vendor’s failure to provide contracted services, poor performance by a vendor, disruption of a vendor’s business operations, or otherwise, could materially and adversely affect our ability to serve our customers or to conduct our business efficiently and effectively. Replacing a vendor could entail significant delay and expense.

Our third-party vendors are also subject to the cybersecurity risks discussed above. A cyberattack, information or security breach, or a technology failure of a third-party vendor could have a material adverse effect on our business. Although we review the security practices of third-parties before contracting with them, we cannot control their systems or security. If our data or the data of our customers is improperly accessed, used, transmitted, or otherwise obtained because of, or due in part to, actions or inactions caused by our third-party vendors, we could face significant operational harm, legal and financial exposure, and reputational damage.”

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

An uncertain regulatory environment could impact our business, financial performance, and results of operations.

Many aspects of the Dodd-Frank Act are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. The U.S. Congress continues to propose new legislation that could increase or change regulation of the financial services industry and impact the operations of the Bank or Company.

On February 3, 2017, President Trump signed Executive Order 13772 announcing new “Core Principles” for regulating the U.S. financial system. Among other things, the President directed the Secretary of the Treasury, in consultation with federal regulatory agencies, to review existing laws and regulations and report on the extent to which they were consistent with the Core Principles. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. It is not clear when, or if, changes to existing statutory or regulatory requirements may be implemented.

The implementation, amendment, or repeal of federal financial services laws or regulations may impact our profitability, limit our business opportunities, impose additional costs, or otherwise adversely affect our business. Any changes may also require us to invest management attention and resources to achieve compliance. In addition, any proposed legislative or regulatory changes that could benefit our business may not occur in the timeframe proposed, may appear different in final form than proposed, or may not occur at all.”

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

Although management believes that the allowance for loan/lease losses as of December 31, 2017 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2017, we had $15.5 million of junior subordinated debentures held by two Trusts. Interest payments on the Company’s existing debentures, which totaled $631,000 for 2017, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

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

Changes in the federal or state tax laws may negatively impact our financial performance.

We are subject to tax law changes that could increase the effective tax rate payable to the state or federal government. These changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act (“Tax Act”), which among other actions reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018, which will have a favorable impact on the Company’s net income going forward. As a result, income tax expense recorded in 2017 included a $1.0 million reduction to deferred tax assets. The Company’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act, which could adversely impact demand for the Company’s products and services. The Company continues to examine the impact this tax reform legislation may have on its financial condition and results of operations.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2017. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

2144 E Republic Rd, Ste F200	Springfield, Missouri 65804	2017	Leased	2047

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Leased	2048

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

2639 E 32nd St, Suite R	Joplin, Missouri 64804	2016	Leased	2018

Loan Production Offices

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2018

* Building owned with land leased.

Item 3. Legal Proceedings

(a)	Material Legal Proceedings

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

Shareholders

As of March 12, 2018, there were approximately 1,395 holders of shares of the Company’s common stock. At that date the Company had 6,880,386 shares of common stock issued and 4,432,176 shares of common stock outstanding.

Dividends and Common Stock Prices

     The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2017 and 2016.

	Year ended			Year ended
	December 31, 2017			December 31, 2016
	Declared	Paid	Dividend Per Share	Declared	Paid	Dividend Per Share
Quarter ended:
March 31	3/24/2017	4/14/2017	$0.10	3/24/2016	4/14/2016	$0.08
June 30	6/23/2017	7/13/2017	$0.10	6/23/2016	7/5/2016	$0.08
September 30	9/22/2017	10/13/2017	$0.10	9/29/2016	10/20/2016	$0.08
December 31	12/22/2017	1/13/2018	$0.12	12/22/2016	1/13/2017	$0.10

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2017 and 2016.

	Year ended		Year ended
	December 31, 2017		December 31, 2016
	High	Low	High	Low
Quarter ended:
March 31	$21.80	$19.06	$15.57	$14.80
June 30	20.97	18.50	16.18	14.98
September 30	22.65	20.23	16.90	16.00
December 31	22.47	21.16	21.20	16.30

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in The Nasdaq – Total U.S. Index (b) the cumulative total stockholder return on stocks included in The NASDAQ Bank Index and (c) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ. All three investment comparisons assume the investment of $100 as of the close of business on December 31, 2012 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

Total Return Performance
Guaranty Federal Bancshares, Inc.
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Index Value
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Guaranty Federal Bancshares, Inc.	100.00	159.64	193.42	227.47	322.27	346.66
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using an index provided by NASDAQ OMX Global Indexes which is comparable to the NASDAQ Bank Stock Index. Please note, information for the NASDAQ Bank Stock Index is provided only from December 31, 2012 through December 31, 2017, the last day this data was available by our third-party provider.

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the fourth quarter ended December 31, 2017.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of Guaranty Federal Bancshares, Inc. (including consolidated data from operations of Guaranty Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2017	2016	2015	2014	2013
ASSETS
Cash and cash equivalents	$37,407	$9,088	$18,774	$12,494	$12,303
Investments and interest-bearing deposits	81,495	92,427	97,336	86,529	97,772
Loans receivable, net	631,527	540,457	492,905	487,801	465,003
Accrued interest receivable	2,450	1,947	1,987	2,030	1,853
Prepaids and other assets	10,950	11,234	10,121	11,421	14,204
Foreclosed assets	283	2,682	2,392	3,165	3,822
Premises and equipment, net	10,607	10,871	10,540	10,603	10,887
Bank owned life insurance	19,741	19,273	18,780	14,417	14,044
	$794,460	$687,979	$652,835	$628,460	$619,888
LIABILITIES
Deposits	$607,364	$505,363	$517,386	$479,818	$487,319
Federal Home Loan Bank and Federal Reserve Bank advances	94,300	95,700	52,100	60,350	55,350
Securities sold under agreements to repurchase	-	-	-	10,000	10,000
Subordinated debentures	15,465	15,465	15,465	15,465	15,465
Other liabilities	2,439	1,477	1,462	1,350	1,399
	719,568	618,005	586,413	566,983	569,533

STOCKHOLDERS' EQUITY	74,892	69,974	66,422	61,477	50,355
	$794,460	$687,979	$652,835	$628,460	$619,888

Supplemental Data	As of December 31,
	2017	2016	2015	2014	2013
Number of full-service offices	11	9	9	9	9
Cash dividends per common share	$0.42	$0.34	$0.23	$0.15	$-

Summary Statements of Income	Years ended December 31,
	2017	2016	2015	2014	2013

Interest income	$29,441	$25,389	$25,190	$25,014	$25,855
Interest expense	6,087	4,177	4,280	4,329	5,097
Net interest income	23,354	21,212	20,910	20,685	20,758
Provision for loan losses	1,750	1,375	600	1,275	1,550
Net interest income after provision for loan losses	21,604	19,837	20,310	19,410	19,208
Noninterest income	5,727	4,870	4,478	3,350	5,319
Noninterest expense	19,603	17,100	16,610	14,865	16,771
Income before income taxes	7,728	7,607	8,178	7,895	7,756
Provision for income taxes	2,570	2,013	2,461	2,113	2,516

Net income	$5,158	$5,594	$5,717	$5,782	$5,240
Preferred stock dividends and discount accretion	-	-	-	357	795
Net income available to common shareholders	$5,158	$5,594	$5,717	$5,425	$4,445

Basic income per common share	$1.18	$1.28	$1.32	$1.35	$1.63
Diluted income per common share	$1.16	$1.27	$1.30	$1.33	$1.58

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; risks associated with the completion of the proposed acquisition of Hometown and its wholly-owned subsidiary Hometown Bank and the integration of Hometown Bank with the Bank, including the possibility that we may not realize the anticipated benefits of the acquisition; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.  For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of this Form 10-K.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

FINANCIAL CONDITION

From December 31, 2016 to December 31, 2017, the Company’s total assets increased $106,479,701 (15%) to $794,459,520, liabilities increased $101,562,588 (16%) to $719,568,027, and stockholders' equity increased $4,917,113 (7%) to $74,891,493.  The ratio of stockholders’ equity to total assets was 9.4% and 10.2% at December 31, 2017 and 2016, respectively.

From December 31, 2016 to December 31, 2017, available-for-sale securities decreased $10,920,562 (12%), primarily due to purchases of $15,975,995 offset by sales, maturities and principal payments received of $27,627,667. The Company had net unrealized losses of $844,379 at December 31, 2017 compared to $2,078,050 at December 31, 2016.

From December 31, 2016 to December 31, 2017, net loans receivable increased by $91,331,369 (17%) to $629,605,009. New production included a mix of multi-family, agriculture, hospitality and Small Business Administration (“SBA”) lending. During the year, permanent multi-family loans increased $36,741,551 (76%), construction loans increased $23,831,275 (58%), commercial loans increased $19,118,108 (25%), commercial real estate loans increased $12,285,412 (5%) and consumer and other loans increased $1,110,141 (5%).   The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

As of December 31, 2017, management identified loans totaling $10,827,000 as impaired with a related allowance for loan losses of $1,249,000. Impaired loans increased by $2,128,000 during 2017, compared to the balance of $8,699,000 at December 31, 2016.

From December 31, 2016 to December 31, 2017, the allowance for loan losses increased $1,364,969 to $7,107,418. In addition to the provision for loan losses of $1,750,000 recorded by the Company during the year ended December 31, 2017, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $385,031 for the year ended December 31, 2017. The increase in the allowance is primarily due to the increased loan balances during 2017 and reserves on a few specific problem credits.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2017 and December 31, 2016 was 1.12% and 1.06%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2017 and December 31, 2016 was 71.3% and 66.5%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

From December 31, 2016 to December 31, 2017, deposits increased $102,001,600 (20%) to $607,364,350. During this period, checking and savings transaction balances increased by $58,424,702 and certificates of deposit increased $43,576,898. The increase in checking and savings accounts was due to the Company’s continued efforts to increase core transaction deposits, including commercial, retail and public funds. Other increases include $25,546,000 of brokered certificate of deposits during 2017. The Company utilizes brokered certificate of deposits as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth.

Federal Home Loan Bank advances decreased $1,400,000 (1%) from $95,700,000 as of December 31, 2016 to $94,300,000 as of December 31, 2017 due to principal reductions.

From December 31, 2016 to December 31, 2017, stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) increased $4,917,113 (7%) to $74,891,493. Net income for the year ended December 31, 2017 exceeded dividends paid or declared by $3,300,208. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps improved by $1,103,048 during 2017. On a per common share basis, stockholders’ equity increased from $16.09 as of December 31, 2016 to $17.10 as of December 31, 2017.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2017 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	As of		Year Ended			Year Ended			Year Ended
	December 31, 2017		December 31, 2017			December 31, 2016			December 31, 2015

	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$638,634	4.82%	$608,439	$27,454	4.51%	$513,995	$23,315	4.54%	$501,194	$23,565	4.70%
Investment securities	81,495	2.08%	87,389	1,792	2.05%	101,081	1,895	1.87%	90,248	1,484	1.64%
Other assets	37,971	0.43%	15,328	195	1.27%	17,905	179	1.00%	23,552	141	0.60%
Total interest-earning	758,100	4.31%	711,156	29,441	4.14%	632,981	25,389	4.01%	614,994	25,190	4.10%
Noninterest-earning	36,360		39,800			40,632			36,103
	$794,460		$750,956			$673,613			$651,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$30,848	0.20%	$29,685	$58	0.20%	$27,489	$55	0.20%	$24,841	$49	0.20%
Transaction accounts	326,523	0.67%	340,899	2,395	0.70%	320,352	1,235	0.39%	305,849	1,277	0.42%
Certificates of deposit	155,266	1.12%	126,625	1,299	1.03%	111,220	994	0.89%	119,793	1,098	0.92%
FHLB advances	94,300	1.97%	96,774	1,704	1.76%	73,833	1,314	1.78%	53,970	1,196	2.22%
Subordinated debentures	15,465	3.53%	15,465	631	4.08%	15,465	579	3.74%	15,465	539	3.49%
Repurchase agreements	-	0.00%	-	-	0.00%	-	-	0.00%	4,575	121	2.64%
Total interest-bearing	622,402	1.02%	609,448	6,087	1.00%	548,359	4,177	0.76%	524,493	4,280	0.82%
Noninterest-bearing	103,284		67,720			55,344			61,686
Total liabilities	725,686		677,168			603,703			586,179
Stockholders' equity	68,774		73,788			69,910			64,918
	$794,460		$750,956			$673,613			$651,097
Net earning balance	$135,698		$101,708			$84,622			$90,501
Earning yield less costing rate		3.29%			3.14%			3.25%			3.28%
Net interest income, and net yield spread on interest-earning assets				$23,354	3.29%		$21,212	3.35%		$20,910	3.40%
Ratio of interest-earning assets to interest-bearing liabilities	122%		117%			115%			117%

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

	Year ended				Year ended
	December 31, 2017 versus December 31, 2016				December 31, 2016 versus December 31, 2015

	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$4,284	$(122)	$(23)	$4,139	$602	$(830)	$(21)	$(249)
Investment securities	(256)	177	(24)	(103)	178	208	25	411
Other assets	(26)	49	(7)	16	(34)	94	(23)	37
Net change in interest income	4,002	104	(54)	4,052	746	(528)	(19)	199

Interest expense:
Savings accounts	4	(1)	-	3	5	1	-	6
Transaction accounts	79	1,016	65	1,160	61	(98)	(4)	(41)
Certificates of deposit	138	147	20	305	(79)	(27)	2	(104)
FHLB advances	408	(14)	(4)	390	440	(236)	(87)	117
Subordinated debentures	-	52	-	52	-	40	-	40
Repurchase agreements	-	-	-	-	(121)	(121)	121	(121)
Net change in interest expense	629	1,200	81	1,910	306	(441)	32	(103)
Change in net interest income	$3,373	$(1,096)	$(135)	$2,142	$440	$(87)	$(51)	$302

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2017	4.10%	2.33%	1.20%
December 31, 2016	3.51%	1.84%	0.61%
Change in rates	0.59%	0.49%	0.59%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2017 and December 31, 2016 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Rates trended upward during 2017 as the Federal Reserve Open Market Committee (“FOMC”) increased the discount rate by 25 basis points in March, June and December 2017. As of December 31, 2017, the prime rate was 4.5% which is a 75 basis point increase from December 31, 2016.

Interest Income. Total interest income increased $4,051,407 (16%). The average balance of interest-earning assets increased $78,175,000 (12%), while the yield on average interest earning assets increased 13 basis points to 4.14%.

Interest income on loans increased $4,139,313 (18%). The average loan receivable balance increased $94,444,000 (18%) while the average yield decreased 3 basis points to 4.51%. The Company experienced strong loan activity during 2017. However, pricing on loans is challenging due to significant competition on new and renewing credits. The pricing pressure has impacted the ability to maintain loan yield compared to 2016.

Interest income on investment securities decreased $103,474 (5%). The average balance of investment securities decreased $13,692,000 (14%) while the average yield improved 18 basis points to 2.05%.

Interest Expense. Total interest expense increased $1,909,542 (46%) as the average balance of interest-bearing liabilities increased $61,089,000 (11%), while the average cost of interest-bearing liabilities increased 24 basis points to 1.00%.

Interest expense on deposits increased $1,467,583 (64%) during 2017 as the average balance of interest bearing deposits increased $38,148,000 (8%), while the average interest rate paid to depositors increased 25 basis points to 0.75%. The increase in asset growth opportunities among institutions in our market have created significant competitive pressures on deposit rates. To fund its asset growth going forward, the Company will continue to utilize a cost-effective mix of retail and commercial core deposits along with non-core, wholesale funding.

Net Interest Income. The Company’s net interest income increased $2,141,865 (10%) primarily due to the increase in overall average balances of interest-earning assets and interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 47 and 48) for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,750,000 and $1,375,000 for the years ended December 31, 2017 and 2016, respectively. The Company’s increase in the provision was primarily due to the increased loan balances and maintaining general portfolio reserves at a level deemed appropriate in accordance with its methodology. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $857,113 (18%). This was primarily due to the Company’s emphasis on Small Business Administration (SBA) lending and its continued efforts in fixed-rate mortgage lending. The Company’s gains on sale of SBA loans increased $449,177, gains on fixed-rate mortgage loans sales increased $312,730 and net gain on foreclosed assets increased $180,734 when compared to 2016. These gains were partially offset by a decrease in gain on sale of investment securities of $146,208 when compared to 2016.

Non-Interest Expense. Non-interest expense increased $2,502,340 (15%). Salaries and employee benefits increased $1,353,964 (13%) which was primarily due to the recent expansion in the Joplin, Missouri market and increases in other key areas of commercial banking, operations and technology. Included in the salaries and benefits increase, the Company had $780,363 of increases in health/retirement benefits and performance incentives due to strong Company results.

The Company incurred $587,428 (100%) of impairment charges on solar tax credit investments in 2017. The Company purchased an interest in a utility scale solar energy project. The project is expected to generate an estimated $557,000 of 2017 investment tax credits plus additional tax credits in future years assuming certain compliance criteria are met. The cost of the investment will be accounted for under the equity and hypothetical liquidation at book value methods. Under these methods, an impairment charge is recorded on the investment equal to the discounted future cash flows compared to the carrying value of the investment.

The Company’s occupancy expense increased $377,199 (21%) primarily due to the Company’s continued enhancements in facilities (including signage) and significant investments in new technologies. The ongoing expansion in the Joplin, Missouri market has also played a factor in the increase in expense.

Income Taxes. The provision for income taxes increased $557,985 (28%) over 2016 is primarily a result of the Company’s $1.0 million charge for the deferred tax asset write-down which was partially offset by the utilization of tax credits which is discussed above. As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates. As of December 31, 2017, the Company revalued its net deferred tax asset and it resulted in a one-time charge to income tax expense of approximately $1.0 million.

Cash Dividends Paid. The Company paid dividends of $0.10 per share on April 14, 2017 to stockholders of record as of April 4, 2017, and $0.10 per share on July 13, 2017, to stockholders of record as of July 3, 2017, and $.10 per share on October 13, 2017, to stockholders of record as of October 3, 2017 and also declared a cash dividend of $0.12 per share on December 22, 2017, which was paid on January 13, 2018, to stockholders of record on January 3, 2018. During 2017, 2016 and 2015, the Company paid $1,767,486, $1,415,180 and $873,499 in dividends on common stock.

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

Offsetting the increase in interest income on investments was the decline in interest income on loans which decreased $249,990 (1%). The average loan receivable balance increased $12,801,000 (3%) while the average yield decreased 16 basis points to 4.54%. The Company experienced strong loan activity during 2016. However, pricing on loans was and is challenging due to significant competition on new and renewing credits. The pricing pressure impacted the ability to maintain loan yield compared to 2015.

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

Non-Interest Expense. Non-interest expense increased $491,018 (3%). Salaries and employee benefits increased $881,227 (7%) which was partially offset by the prepayment penalty of $463,992 (100%) paid during 2015 as part of a structured transaction to prepay a $10,000,000 repurchase agreement. The increase in salaries and employee benefits was due to the addition of commercial and mortgage staff for what was then the new loan production office in Joplin and the addition of other key positions in technology, commercial and retail production. The Company was continuing to position itself for future growth and expansion. Also impacting compensation were mortgage commissions which increased due to the mortgage volume noted above under “Non-Interest Income” above.

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

LIQUIDITY

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, available-for-sale securities, customer deposits and FHLB borrowings. The Company also has established a borrowing line with the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $37,406,930 as of December 31, 2017 and $9,088,441 as of December 31, 2016, representing an increase of $28,318,489. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $105,487,706 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $107,306,000 from the FHLB, as of December 31, 2017. Based on existing collateral, the Bank has the ability to borrow $36,375,000 from the Federal Reserve Bank as of December 31, 2017. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2017 and 2016, the Bank had outstanding commitments to originate loans of approximately $7,261,000 and $6,152,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2017 and 2016, unused lines of credit to borrowers aggregated approximately $117,068,000 and $89,103,000, respectively, for commercial lines and $15,929,000 and $15,960,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $12,733,000 and $11,596,000 as of December 31, 2017 and 2016, respectively. The commitments extend over varying periods of time.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2017. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$452,098	$452,098	$-	$-	$-
Time and brokered certificates of deposit	155,266	105,488	39,591	9,890	297
Other borrowings	-	-	-	-	-
FHLB and Federal Reserve advances	94,300	92,200	2,100	-	-
Subordinated debentures	15,465	-	-	-	15,465
Operating leases	2,416	291	537	460	1,129
Purchase obligations	2,073	2,073	-	-	-
Other long term obligations	565	565	-	-	-
Total	$722,183	$652,715	$42,228	$10,350	$16,891

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET / LIABILITY MANAGEMENT

The responsibility of managing and executing the Bank’s Asset Liability Policy falls to the Bank’s Asset/ Liability Committee (ALCO). ALCO seeks to manage interest rate risk through changing interest rate environments. Management attempts to position the Bank’s instrument repricing characteristics in line with probable rate movements in order to minimize the impact of changing interest rates on the Bank’s net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank’s current net interest income may not be an indication of future net interest income.

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

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2017 and 2016, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $452,098,463 or 74% of its total deposits and $393,673,761 or 78% of total deposits, respectively. The weighted average rate paid on these accounts increased 13 basis points from 0.29% on December 31, 2016 to 0.42% on December 31, 2017 primarily due significant competitive pressures on deposit rates.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2017 and 2016, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2017

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$116,010	$4,350	4%	14.84%	0.86%
+100	115,268	3,608	3%	14.57%	0.59%
NC	111,660	-	0%	13.98%	0.00%
-100	105,747	(5,913)	-5%	13.15%	-0.83%
-200	87,071	(24,589)	-22%	10.78%	-3.20%

12/31/2016

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$92,319	$(8,391)	-8%	13.95%	-0.69%
+100	96,547	(4,163)	-4%	14.31%	-0.32%
NC	100,710	-	0%	14.63%	0.00%
-100	95,335	(5,375)	-5%	13.70%	-0.93%
-200	86,491	(14,219)	-14%	12.25%	-2.38%

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

Item 8. Financial Statements and Supplementary Data

Guaranty Federal Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$4,094,694	$3,769,478
Interest-bearing deposits in other financial institutions	33,312,236	5,318,963
Cash and cash equivalents	37,406,930	9,088,441
Available-for-sale securities	81,478,673	92,399,235
Held-to-maturity securities	16,457	27,528
Stock in Federal Home Loan Bank, at cost	4,597,500	4,611,000
Mortgage loans held for sale	1,921,819	2,183,633
Loans receivable, net of allowance for loan losses at
December 31, 2017 and 2016 - $7,107,418 and $5,742,449, respectively	629,605,009	538,273,640
Accrued interest receivable	2,449,847	1,947,063
Prepaid expenses and other assets	3,846,686	2,961,336
Foreclosed assets held for sale	282,785	2,682,353
Premises and equipment, net	10,607,094	10,871,039
Bank owned life insurance	19,740,623	19,272,893
Deferred and receivable income taxes	2,506,097	3,661,658
	$794,459,520	$687,979,819

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$607,364,350	$505,362,750
Federal Home Loan Bank advances	94,300,000	95,700,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	180,269	192,460
Accrued expenses and other liabilities	1,962,865	1,077,396
Accrued interest payable	295,543	207,833
	719,568,027	618,005,439

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued
December 31, 2017 and 2016 - 6,878,503 and 6,875,503 shares, respectively	687,850	687,550
Additional paid-in capital	50,856,069	50,552,077
Retained earnings, substantially restricted	60,679,308	57,347,282
Accumulated other comprehensive loss	(206,193)	(1,309,241)
	112,017,034	107,277,668

Treasury stock, at cost; December 31, 2017 and 2016 - 2,453,728 and 2,465,476 shares, respectively	(37,125,541)	(37,303,288)
	74,891,493	69,974,380
	$794,459,520	$687,979,819

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Interest Income
Loans	$27,454,089	$23,314,776	$23,564,766
Investment securities	1,791,921	1,895,395	1,483,772
Other	194,723	179,155	141,096
	29,440,733	25,389,326	25,189,634
Interest Expense
Deposits	3,751,565	2,283,982	2,423,871
Federal Home Loan Bank advances	1,703,787	1,313,620	1,196,393
Subordinated debentures	631,202	579,410	538,785
Securities sold under agreements to repurchase	-	-	120,833
	6,086,554	4,177,012	4,279,882
Net Interest Income	23,354,179	21,212,314	20,909,752
Provision for Loan Losses	1,750,000	1,375,000	600,000
Net Interest Income After Provision for Loan Losses	21,604,179	19,837,314	20,309,752
Noninterest Income
Service charges	1,189,575	1,134,664	1,214,880
Gain on sale of investment securities	46,329	192,537	187,090
Gain on sale of mortgage loans held for sale	2,021,208	1,708,478	1,396,358
Gain on sale of Small Business Administration loans	746,639	297,462	344,818
Net gain (loss) on foreclosed assets	182,004	1,270	(164,663)
Other income	1,541,565	1,535,796	1,499,589
	5,727,320	4,870,207	4,478,072
Noninterest Expense
Salaries and employee benefits	12,040,528	10,686,564	9,805,337
Occupancy	2,204,408	1,827,209	1,904,886
FDIC deposit insurance premiums	245,115	350,475	447,044
Prepayment penalty on repurchase agreements	-	-	463,992
Data processing	987,193	889,575	790,928
Advertising	525,000	525,000	525,000
Impairment on investment tax credits	587,428	-	-
Merger costs	151,270	-	-
Other expense	2,862,144	2,821,923	2,672,541
	19,603,086	17,100,746	16,609,728
Income Before Income Taxes	7,728,413	7,606,775	8,178,096
Provision for Income Taxes	2,570,749	2,012,764	2,461,329
Net Income Available to Common Shareholders	$5,157,664	$5,594,011	$5,716,767

Basic Income Per Common Share	$1.18	$1.28	$1.32
Diluted Income Per Common Share	$1.16	$1.27	$1.30

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
NET INCOME	$5,157,664	$5,594,011	$5,716,767
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,182,895	(799,869)	(186,775)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	632,990	-	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(46,329)	(192,537)	(187,090)
Total other items of comprehensive income (loss)	1,769,556	(992,406)	(373,865)
Income tax expense (benefit) related to other items of comprehensive income	666,508	(367,121)	(138,330)
Other comprehensive income (loss)	1,103,048	(625,285)	(235,535)
TOTAL COMPREHENSIVE INCOME	$6,260,712	$4,968,726	$5,481,232

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,157,664	$5,594,011	$5,716,767
Items not requiring (providing) cash:
Deferred income taxes	1,080,452	123,091	320,738
Depreciation	1,155,642	845,221	918,441
Provision for loan losses	1,750,000	1,375,000	600,000
Gain on sale of Small Business Administration loans	(746,639)	(297,462)	(344,818)
Gain on sale of mortgage loans held for sale and investment securities	(2,067,537)	(1,901,015)	(1,758,087)
Loss on sale of equipment and other assets	95,863	-	-
Loss (gain) on sale of foreclosed assets	(249,349)	(112,576)	104,670
Amortization of deferred income, premiums and discounts, net	840,340	665,361	704,985
Stock award plans	466,469	373,782	285,589
Origination of loans held for sale	(70,835,359)	(63,974,589)	(56,515,986)
Proceeds from sale of loans held for sale	73,118,381	65,402,367	57,398,682
Increase in cash surrender value of bank owned life insurance	(467,730)	(492,978)	(362,695)
Changes in:
Accrued interest receivable	(502,784)	39,629	43,366
Prepaid expenses and other assets	1,097,510	563,696	1,005,159
Accrued expenses and other liabilities	883,209	(75,505)	(69,305)
Income taxes receivable/payable	(494,295)	341,305	(208,412)
Net cash provided by operating activities	10,281,837	8,469,338	7,839,094

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(119,195,775)	(51,498,165)	(4,870,934)
Proceeds from sale of loans receivable	26,781,419	-	-
Principal payments on held-to-maturity securities	11,071	15,571	17,894
Principal payments on available-for-sale securities	6,649,871	8,884,281	10,445,669
Purchase of available-for-sale securities	(15,975,995)	(82,423,495)	(55,150,017)
Proceeds from sales of available-for-sale securities	20,869,621	76,480,961	33,059,741
Proceeds from maturities of available-for-sale securities	-	535,000	-
Purchase of premises and equipment	(3,684,707)	(1,175,832)	(856,106)
Purchase of tax credit investments	(1,415,156)	-	-
Proceeds from sale of premises and equipment	2,697,147	-	-
Purchase of bank owned life insurance	-	-	(4,000,000)
(Purchase) redemption of Federal Home Loan Bank stock	13,500	(1,773,500)	319,400
Proceeds from sale of foreclosed assets held for sale	2,448,163	2,922,119	797,876
Net cash used in investing activities	(80,800,841)	(48,033,060)	(20,236,477)

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	$58,424,702	$(8,163,633)	$43,000,898
Net increase (decrease) in certificates of deposit	43,576,898	(3,859,312)	(5,433,485)
Repayment of securities sold under agreements to repurchase	-	-	(10,000,000)
Proceeds from FHLB and Federal Reserve advances	761,600,000	223,099,999	-
Repayments of FHLB and Federal Reserve advances	(763,000,000)	(179,499,999)	(8,250,000)
Advances from (repayments to) borrowers for taxes and insurance	(12,191)	1,607	46,869
Proceeds from Stock options exercised	15,570	85,800	187,129
Common and preferred cash dividends paid	(1,767,486)	(1,415,180)	(873,499)
Treasury stock purchased	-	(371,538)	-
Net cash provided by financing activities	98,837,493	29,877,744	18,677,912

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,318,489	(9,685,978)	6,280,529

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,088,441	18,774,419	12,493,890

CASH AND CASH EQUIVALENTS, END OF YEAR	$37,406,930	$9,088,441	$18,774,419

Supplemental Cash Flows Information

Real estate acquired in settlement of loans	$1,209,279	$3,228,589	$190,026

Interest paid	$5,998,844	$4,165,281	$4,325,925

Income taxes paid, net of (refunds)	$1,138,000	$724,000	$1,445,000

Sale and financing of foreclosed assets held for sale	$1,588,921	$149,920	$61,200

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Treasury Stock
Balance, January 1, 2015	682,320	50,366,546	(37,673,289)
Net income	-	-	-
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $138,330	-	-	-
Dividends on common stock ($0.23 per share)	-	-	-
Stock award plans	-	(108,631)	394,220
Stock options exercised	3,580	183,549	-
Balance, December 31, 2015	685,900	50,441,464	(37,279,069)
Net income	-	-	-
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes of $367,121	-	-	-
Dividends on common stock ($0.34 per share)	-	-	-
Treasury stock purchased	-	-	(371,538)
Stock award plans	-	26,463	347,319
Stock options exercised	1,650	84,150	-
Balance, December 31, 2016	687,550	50,552,077	(37,303,288)
Net income	-	-	-
Change in unrealized gain on available-for-sale securities and effect of interest rate swaps, net of income taxes of $666,508	-	-	-
Reclassification of amounts within AOCI to retained earnings due to tax reform	-	-	-
Dividends on common stock ($0.42 per share)	-	-	-
Stock award plans	-	288,722	177,747
Stock options exercised	300	15,270	-
Balance, December 31, 2017	$687,850	$50,856,069	$(37,125,541)

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
48,549,691	(448,421)	61,476,847
5,716,767	-	5,716,767

-	(235,535)	(235,535)
(1,008,332)	-	(1,008,332)
-	-	285,589
-	-	187,129
53,258,126	(683,956)	66,422,465
5,594,011	-	5,594,011

-	(625,285)	(625,285)
(1,504,855)	-	(1,504,855)
-	-	(371,538)
-	-	373,782
-	-	85,800
57,347,282	(1,309,241)	69,974,380
5,157,664	-	5,157,664

-	1,103,048	1,103,048

31,818	-	31,818
(1,857,456)	-	(1,857,456)
-	-	466,469
-	-	15,570
$60,679,308	$(206,193)	$74,891,493

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

Buildings and improvements (years)	35	-	40
Furniture and fixtures and vehicles (years)	3	-	10

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

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company’s required reserve on December 31, 2017 was $1,424,000.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes.  Other comprehensive income (loss) includes unrealized gain (loss) on available-for-sale securities, unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, unrealized gain (loss) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income and unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.  The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. The effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The Company assesses the effectiveness of the hedging derivative by comparing the change in fair value of the respective derivative instrument and the change in fair value of an effective hypothetical derivative instrument.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2017 and 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$89,526	11.5%	$31,227	4.0%	$39,034	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$89,526	12.5%	$42,939	6.0%	$57,252	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$96,633	13.5%	$57,252	8.0%	$71,565	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$89,526	12.5%	$32,204	4.5%	$46,517	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$85,255	12.5%	$27,283	4.0%	$34,103	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$85,255	14.0%	$36,434	6.0%	$48,578	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$90,997	15.0%	$48,578	8.0%	$60,723	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$85,255	14.0%	$27,325	4.5%	$39,470	6.5%

The above minimum capital requirements exclude the capital conversion buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conversion buffer was 1.25% at December 31, 2017. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2017 and 2016 the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2017, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Net income available to common shareholders	$5,157,664	$5,594,011	$5,716,767
Weighted average common shares outstanding	4,372,262	4,363,949	4,333,418
Effect of dilutive securities	68,685	56,299	55,931
Weighted average diluted shares outstanding	4,440,947	4,420,248	4,389,349
Basic income per common share	$1.18	$1.28	$1.32
Diluted income per common share	$1.16	$1.27	$1.30

Stock options to purchase 30,000, 68,500 and 88,500 shares of common stock were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

NOTE 2:     SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Corporates	3,000,000	65,000	-	3,065,000
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
	$82,323,052	$328,155	$(1,172,534)	$81,478,673

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Municipals	$39,357,506	$65,673	$(1,085,654)	$38,337,525
Corporates	7,003,986	54,050	(4,514)	7,053,522
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
	$94,477,285	$139,155	$(2,217,205)	$92,399,235

Maturities of available-for-sale debt securities as of December 31, 2017:

	Amortized Cost	Approximate Fair Value
1-5 years	$563,318	$571,615
5-10 years	9,238,773	9,278,788
After ten years	27,106,116	27,113,055
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	45,414,845	44,515,215
	$82,323,052	$81,478,673

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$16,457	$327	$(55)	$16,729

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
Debt Securities:
Government sponsored mortgage-backed securities	$27,528	$625	$-	$28,153

Maturities of held-to-maturity securities as of December 31, 2017:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$16,457	$16,729

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $35,355,969 and $47,617,900 as of December 31, 2017 and 2016, respectively.

Gross gains of $165,237, $261,875 and $205,909 and gross losses of $118,908, $69,338 and $18,819 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2017, 2016 and 2015, respectively. The tax effect of these net gains was $17,142, $71,239 and $69,223 in 2017, 2016 and 2015, respectively.

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

No securities were written down for other-than-temporary impairment during the years ended December 31, 2017, 2016 and 2015.

Certain other investments in debt and equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016, was $62,107,660 and $79,361,229, respectively, which is approximately 76% and 86% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$11,024,593	$(103,747)	$8,802,796	$(159,874)	$19,827,389	$(263,621)
Government sponsored mortgage-backed securities and SBA loan pools	20,088,694	(253,907)	22,191,577	(655,006)	42,280,271	(908,913)
	$31,113,287	$(357,654)	$30,994,373	$(814,880)	$62,107,660	$(1,172,534)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$33,084,816	$(1,082,021)	$179,402	$(3,633)	$33,264,218	$(1,085,654)
Corporates	1,996,172	(3,828)	881,100	(686)	2,877,272	(4,514)
Government sponsored mortgage-backed securities and SBA loan pools	39,570,463	(1,022,511)	3,649,276	(104,526)	43,219,739	(1,127,037)
	$74,651,451	$(2,108,360)	$4,709,778	$(108,845)	$79,361,229	$(2,217,205)

NOTE 3:     LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2017 and 2016 include:

	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$106,300,790	$106,410,559
Multi-family	85,225,074	48,483,523
Real estate - construction	64,743,582	40,912,307
Real estate - commercial	261,866,285	249,580,873
Commercial loans	94,522,840	75,404,732
Consumer and other loans	24,716,447	23,606,306
Total loans	637,375,018	544,398,300
Less:
Allowance for loan losses	(7,107,418)	(5,742,449)
Deferred loan fees/costs, net	(662,591)	(382,211)
Net loans	$629,605,009	$538,273,640

Classes of loans by aging at December 31, 2017 and 2016 were as follows:

As of December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$510	$731	$2,495	$3,736	$102,565	$106,301	$-
Multi-family	775	-	-	775	84,450	85,225	-
Real estate - construction	-	-	-	-	64,744	64,744	-
Real estate - commercial	243	135	-	378	261,488	261,866	-
Commercial loans	276	-	588	864	93,659	94,523	-
Consumer and other loans	8	8	-	16	24,700	24,716	-
Total	$1,812	$874	$3,083	$5,769	$631,606	$637,375	$-

As of December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$367	$495	$103	$965	$105,446	$106,411	$-
Multi-family	-	-	-	-	48,483	48,483	-
Real estate - construction	-	-	-	-	40,912	40,912	-
Real estate - commercial	-	-	-	-	249,581	249,581	-
Commercial loans	-	-	593	593	74,812	75,405	-
Consumer and other loans	-	-	38	38	23,568	23,606	-
Total	$367	$495	$734	$1,596	$542,802	$544,398	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2017	2016
Real estate - residential mortgage:
One to four family units	$4,423,074	$2,060,180
Multi-family	-	-
Real estate - construction	4,452,409	5,446,896
Real estate - commercial	161,491	161,491
Commercial loans	802,628	925,281
Consumer and other loans	121,915	37,791
Total	$9,961,517	$8,631,639

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2017, 2016 and 2015:

As of December 31, 2017
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	793	174	82	258	91	284	68	$1,750
Losses charged off	-	(72)	(11)	-	(240)	(213)	-	$(536)
Recoveries	74	-	19	-	12	46	-	$151
Balance, end of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

As of December 31, 2016
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	1,262	198	48	29	(51)	215	(326)	$1,375
Losses charged off	(1,222)	(69)	(47)	-	(171)	(190)	-	$(1,699)
Recoveries	91	32	34	-	8	89	-	$254
Balance, end of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140
Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

As of December 31, 2015
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,330	$1,992	$900	$127	$1,954	$185	$101	$6,589
Provision charged to expense	1,139	(466)	-	50	(576)	117	336	$600
Losses charged off	(1,233)	-	(99)	-	-	(119)	-	$(1,451)
Recoveries	10	-	20	-	4	40	-	$74
Balance, end of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Ending balance: individually evaluated for impairment	$540	$-	$-	$-	$312	$13	$-	$865
Ending balance: collectively evaluated for impairment	$706	$1,526	$821	$177	$1,070	$210	$437	$4,947
Loans:
Ending balance: individually evaluated for impairment	$8,080	$1,241	$2,272	$-	$2,149	$988	$-	$14,730
Ending balance: collectively evaluated for impairment	$37,383	$207,583	$95,985	$41,604	$78,858	$21,004	$-	$482,417

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

The following summarizes impaired loans as of and for the years ended December 31, 2017 and 2016:

As of December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$3,180	$3,180	$-	$2,170	$-
Multi-family	775	775	-	130	5
Real estate - construction	2,840	2,840	-	2,940	-
Real estate - commercial	161	161	-	311	-
Commercial loans	465	465	-	536	-
Consumer and other loans	3	3	-	7	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,244	$1,244	$127	$247	$-
Multi-family	-	-	-	-	-
Real estate - construction	1,612	2,845	738	2,326	-
Real estate - commercial	-	-	-	-	-
Commercial loans	274	274	246	456	-
Consumer and other loans	273	273	138	208	-
Total
Real estate - residential mortgage:
One to four family units	$4,424	$4,424	$127	$2,417	$-
Multi-family	775	775	-	130	5
Real estate - construction	4,452	5,685	738	5,266	-
Real estate - commercial	161	161	-	311	-
Commercial loans	739	739	246	992	-
Consumer and other loans	276	276	138	215	1
Total	$10,827	$12,060	$1,249	$9,331	$6

As of December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,006	$2,006	$-	$2,165	$-
Multi-family	-	-	-	-	-
Real estate - construction	3,017	3,017	-	5,427	-
Real estate - commercial	161	161	-	540	-
Commercial loans	622	622	-	868	-
Consumer and other loans	3	3	-	90	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$54	$54	$14	$27	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,430	3,663	302	2,195	-
Real estate - commercial	-	-	-	139	-
Commercial loans	303	755	241	447	-
Consumer and other loans	103	103	45	112	-
Total
Real estate - residential mortgage:
One to four family units	$2,060	$2,060	$14	$2,192	$-
Multi-family	-	-	-	-	-
Real estate - construction	5,447	6,680	302	7,622	-
Real estate - commercial	161	161	-	679	-
Commercial loans	925	1,377	241	1,315	-
Consumer and other loans	106	106	45	202	2
Total	$8,699	$10,384	$602	$12,010	$2

Interest of approximately $4,000 was recognized on average impaired loans of $8,110,000 for the year ended December 31, 2015.

At December 31, 2017, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

2017
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

The troubled debt restructurings described above increased the allowance for loan losses by $118,482 and $41,458 and resulted in charge offs of $0 and $0 during the years ended December 31, 2017 and 2016, respectively.

The following presents the troubled debt restructurings by type of modification:

2017
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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2017 and 2016:

As of December 31, 2017
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$60,291	$254,658	$96,723	$84,450	$93,102	$24,440	$613,664
Special Mention	-	5,578	3,799	-	200	-	9,577
Substandard	4,453	1,630	5,779	775	708	276	13,621
Doubtful	-	-	-	-	513	-	513
Total	$64,744	$261,866	$106,301	$85,225	$94,523	$24,716	$637,375

As of December 31, 2016
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$35,465	$242,200	$100,367	$48,483	$69,093	$23,380	$518,988
Special Mention	-	5,922	2,591	-	4,503	-	13,016
Substandard	5,447	1,459	3,453	-	1,225	226	11,810
Doubtful	-	-	-	-	584	-	584
Total	$40,912	$249,581	$106,411	$48,483	$75,405	$23,606	$544,398

The weighted average interest rate on loans as of December 31, 2017 and 2016 was 4.82% and 4.81%, respectively.

The Bank serviced mortgage loans for others amounting to $45,839 and $54,722 as of December 31, 2017 and 2016, respectively. The Bank serviced commercial loans for others amounting to $31,425,300 and $5,978,363 as of December 31, 2017 and 2016, respectively.

NOTE 4:     PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2017	2016
Land	$1,377,304	$2,251,789
Buildings and Improvements	9,649,660	11,850,553
Automobile	25,115	25,115
Furniture, Fixtures and Equipment	9,554,925	11,357,768
Leasehold Improvements	277,376	271,799
	20,884,380	25,757,024
Less accumulated depreciation	(10,277,286)	(14,885,985)
Net premises and equipment	$10,607,094	$10,871,039

During the fourth quarter of 2017, the Company sold the building and land of the previous headquarters which had a book value of $2,601,284. The Company recognized a loss on sale of $95,863.

NOTE 5:     BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2017 and 2016 was $19,740,623 and $19,272,893, respectively.

NOTE 6:     INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. Effective January 2015, the investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum 15 year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2017 and 2016, the net carrying values of the Company’s investments in these entities was $1,652,358 and $1,871,582, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received total income tax credits of $1,871,058, $1,221,394 and $1,221,394 during 2017, 2016 and 2015, respectively. Amortization of the investment costs was $1,531,527, $817,122 and $885,478 during each of the fiscal years 2017, 2016 and 2015.

NOTE 7:     DEPOSITS

Deposits are comprised of the following at December 31, 2017 and 2016:

			December 31, 2017			December 31, 2016
			Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Demand			0.00%	$94,727,683	15.6%	0.01%	$80,910,910	16.0%
NOW			0.35%	139,458,528	23.0%	0.30%	129,137,807	25.6%
Money market			0.73%	187,064,098	30.8%	0.45%	155,529,796	30.8%
Savings			0.20%	30,848,154	5.5%	0.20%	28,095,248	5.5%
			0.42%	452,098,463	74.4%	0.29%	393,673,761	77.9%
Certificates:
0.00%	-	0.99%	0.69%	46,771,850	7.7%	0.54%	57,349,324	11.3%
1.00%	-	1.99%	1.39%	104,284,007	17.3%	1.28%	54,319,296	10.8%
2.00%	-	3.99%	2.00%	4,210,030	0.7%	2.14%	20,369	0.0%
			1.20%	155,265,887	25.6%	0.90%	111,688,989	22.1%
Total Deposits			0.62%	$607,364,350	100.0%	0.43%	$505,362,750	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $102,998,000 and $63,697,000, as of December 31, 2017 and 2016, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $44,308,000 and $11,798,000, as of December 31, 2017 and 2016, respectively.

A summary of certificates of deposit by maturity as of December 31, 2017, is as follows:

2018	$105,487,705
2019	27,783,463
2020	11,807,481
2021	6,381,977
2022	3,508,356
Thereafter	296,905
$155,265,887

A summary of interest expense on deposits is as follows:

	Years ended
	December 31,
	2017	2016	2015

NOW and Money Market accounts	$2,394,549	$1,235,359	$1,276,808
Savings accounts	58,384	55,094	49,467
Certificate accounts	1,309,629	1,002,872	1,102,928
Early withdrawal penalties	(10,997)	(9,343)	(5,332)
	$3,751,565	$2,283,982	$2,423,871

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $82,205,000 and $41,456,000 as of December 31, 2017 and 2016, respectively.

NOTE 8:     BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

	December 31, 2017		December 31, 2016
Maturity Date	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2018	92,200,000	1.90%	43,600,000	0.79%
2019	2,100,000	4.87%	50,000,000	2.14%
2020	-	0.00%	2,100,000	4.87%
	$94,300,000	1.97%	$95,700,000	1.72%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $107.3 million from the FHLB, as of December 31, 2017.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $36.4 million as of December 31, 2017. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2017 and 2016.

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

NOTE 10:     INCOME TAXES

As of December 31, 2017 and 2016, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,294,000 as of both December 31, 2017.

The provision for income taxes consists of:

	December 31,
	2017	2016	2015

Taxes currently payable	$1,490,297	$1,889,673	$2,140,591
Deferred income taxes	68,340	123,091	320,738
Deferred income taxes related to 2017 Tax Act	1,012,112	-	-
	$2,570,749	$2,012,764	$2,461,329

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2017 and 2016 balance sheets are:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Allowances for loan losses	$1,492,558	$1,952,433
Writedowns on foreclosed assets held for sale	86,610	681,281
Deferred loan fees/costs	168,961	141,418
Unrealized depreciation on available-for-sale securities	215,317	768,879
Tax Credits	445,151	441,908
Other	71,395	66,486
	2,479,992	4,052,405
Deferred tax liabilities:
FHLB stock dividends	(32,035)	(46,481)
Unrealized appreciation on interest rate swaps	(144,765)	-
Accumulated depreciation	(544,560)	(470,883)
Other	(31,458)	(60,906)
	(752,818)	(578,270)
Net deferred tax asset	$1,727,174	$3,474,135

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,

	2017	2016		2015
Computed at statutory rate	34.0%	34.0%		34.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(10.2% )	(4.2%	)	(4.8%	)
Cash surrender value of life insurance	(2.1% )	(2.2%	)	(1.5%	)
Tax exempt interest	(3.0% )	(3.3%	)	(1.7%	)
Impact of 2017 Tax Act	13.1%	-		-
Other	1.5%	2.2%		4.1%
Actual effective rate	33.3%	26.5%		30.1%

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's 2017 income tax returns in 2018, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016 (dollar amounts in thousands):

As of December 31, 2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,898	$-	$33,898
Corporates	-	3,065	-	3,065
Government sponsored mortgage-backed securities and SBA loan pools	-	44,515	-	44,515
Available-for-sale securities	$-	$81,478	$-	$81,478

Interest Rate Swaps	$-	$568	$-	$568

As of December 31, 2016
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$38,338	$-	$38,338
Corporates	-	7,053	-	7,053
Government sponsored mortgage-backed securities and SBA loan pools	-	47,008	-	47,008
Available-for-sale securities	$-	$92,399	$-	$92,399

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2017	$-	$-	$2,224	$2,224

December 31, 2016	$-	$-	$1,006	$1,006

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2017	$-	$-	$-	$-

December 31, 2016	$-	$-	$149	$149

There were no transfers between valuation levels for any asset during the years ended December 31, 2017 or 2016. If transfers are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$2,224	Market Comparable	Discount to reflect realizable value	0%	-	100% (12%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,006	Market Comparable	Discount to reflect realizable value	0%	-	100% (7%)
Foreclosed assets held for sale	$149	Market Comparable	Discount to reflect realizable value		10%

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

Federal Home Loan Bank and Federal Reserve advances

The fair value of advances are estimated by using rates on debt with similar terms and remaining maturities.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$37,406,930	$37,406,930	1	$9,088,441	$9,088,441	1
Held-to-maturity securities	16,457	16,729	2	27,528	28,153	2
Federal Home Loan Bank stock	4,597,500	4,597,500	2	4,611,000	4,611,000	2
Mortgage loans held for sale	1,921,819	1,921,819	2	2,183,633	2,183,633	2
Loans, net	629,605,009	627,498,508	3	538,273,640	537,645,692	3
Interest receivable	2,449,847	2,449,847	2	1,947,063	1,947,063	2
Financial liabilities:
Deposits	607,364,350	606,548,280	2	505,362,750	504,829,161	2
FHLB and Federal Reserve advances	94,300,000	94,417,733	2	95,700,000	95,764,840	2
Subordinated debentures	15,465,000	15,465,000	3	15,465,000	15,465,000	3
Interest payable	295,543	295,543	2	207,833	207,833	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

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

NOTE 13:     EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2017, restricted stock for 41,031 shares of Common Stock and 55,823 of performance stock units has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2017, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2015	140,300	82,500	18.23
Granted	-	-	-
Exercised	(10,800)	(25,000)	5.22
Forfeited	(38,000)	-	25.19
Balance outstanding as of December 31, 2015	91,500	57,500	19.58
Granted	-	-	-
Exercised	(11,500)	(5,000)	5.20
Forfeited	(20,000)	(2,500)	28.34
Balance outstanding as of December 31, 2016	60,000	50,000	19.95
Granted	-	-
Exercised	(3,000)	-	5.19
Forfeited	(11,000)	(25,000)	29.48
Balance outstanding as of December 31, 2017	46,000	25,000	$15.74
Options exercisable as of December 31, 2017	46,000	25,000	$15.74

As of December 31, 2017, total outstanding stock options of 71,000 had a remaining contractual life of 0.85 years.

The total intrinsic value of outstanding stock options was $664,220 and $660,120 at December 31, 2017 and 2016, respectively. The total intrinsic value of outstanding exercisable stock options was $664,220 and $660,120 at December 31, 2017 and 2016, respectively. The fair value of options vested during 2017, 2016 and 2015 was $0, $0 and $143,350, respectively.

Restricted Stock

	Number of shares	Weighted Average Grant- Date Price
Balance of shares non-vested as of January 1, 2015	30,503	10.26
Granted	28,951	14.78
Vested	(15,083)	11.64
Forfeited	(894)	12.26
Balance of shares non-vested as of December 31, 2015	43,477	12.75
Granted	24,679	15.01
Vested	(7,201)	13.13
Forfeited	-	-
Balance of shares non-vested as of December 31, 2016	60,955	13.62
Granted	13,386	20.33
Vested	(28,791)	12.29
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	45,550	$16.44

In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. In February 2016, the Company granted 9,336 shares of restricted stock to directors that have a one year cliff vesting. In February 2015, the Company granted 8,281 of restricted stock to directors that was fully vested and thus, expensed in full during the year ended December 31, 2015. In June 2015, the Company granted 966 shares of restricted stock to directors that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2017, 2016 and 2015 was $135,274, $126,032 and $124,910, respectively.

During 2017, 2016 and 2015, the Company granted 6,426, 15,343 and 19,704 shares of restricted stock to officers that all have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2017, 2016 and 2015 was $210,008, $267,606 and $176,644, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2017	-	$-
Granted	55,823	20.48
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	55,823	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company estimated that the most likely outcome is the achievement of the target level. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the year ended December 31, 2017 was $153,242.

Total stock-based compensation expense is comprised of expense for restricted stock awards, restricted stock units and stock options. Expense recognized for the years ended December 31, 2017, 2016 and 2015 was $498,524, $393,638 and $297,295, respectively. As of December 31, 2017, there was $632,742 of unrecognized compensation expense related to nonvested restricted stock awards and restricted stock units, which will be recognized over the remaining vesting periods.

NOTE 14: NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, however, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, which comprises a significant portion of our revenue stream. The Company adopted ASU 2014-09 during the first quarter of 2018 and completed an evaluation of the impact of the revenue streams which are included in the scope of these updates, such as deposit fees and revenue from the sale of other real estate owned. The Company concluded that the adoption of this update did not materially impact the Company’s consolidated statements of income however may result in new disclosure requirements to be included in the first quarter 2018 Quarterly Report on Form 10-Q.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category and clarifies the guidance for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements but will have an impact on our fair value disclosures going forward.  The Company does not currently hold any equity investments.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements when adopted in the first quarter of 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies are to be recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impact stockholders’ equity directly to the extent there was a cumulative excess tax benefit. In the event that a tax deficiency had occurred during the reporting period and a cumulative excess tax benefit did not exist, the tax deficiency was recognized in income tax expense under previous GAAP. The update also provided that entities may continue to estimate forfeitures in accounting for stock-based compensation or recognize them as they occur. The provisions of this update became effective for interim and annual periods beginning after December 15, 2016. The adoption of this amendment did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. This standard is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $31,818 from accumulated other comprehensive income to retained earnings as of December 31, 2017.  The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Stockholder’s Equity as of and for the year ended December 31, 2017.

NOTE 15:     OTHER EXPENSES

Other expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,	December 31,	December 31,
	2017	2016	2015
Directors compensation	$231,479	$221,072	$216,770
Outside services	73,966	132,500	75,000
Legal expense	261,088	251,051	275,657
Deposit expense	110,897	139,234	77,862
Office supplies	105,780	94,189	74,798
Telephone	173,160	158,434	141,674
Postage	138,864	141,529	155,901
Insurance	118,483	115,430	113,341
Supervisory exam	55,849	53,951	51,433
Accounting	207,652	210,939	171,759
Organization dues	155,121	145,709	137,723
Loan expense	361,389	271,739	397,438
Contributions	60,000	60,000	52,500
ATM expense	170,455	152,581	238,744
Other operating	637,961	673,565	491,941

	$2,862,144	$2,821,923	$2,672,541

NOTE 16:     RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2017	2016	2015

Balance, beginning of year	$5,822,136	$3,946,621	$4,409,644
New Loans	1,523,847	3,112,689	-
Repayments	(817,050)	(1,237,174)	(463,023)

Balance, end of year	$6,528,933	$5,822,136	$3,946,621

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 17:     COMMITMENTS AND CREDIT RISK

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

As of December 31, 2017 and 2016, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $7,692,000 and $6,152,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $12,733,000 and $11,596,000 as of December 31, 2017 and 2016, respectively, with terms ranging from 1 year to 2 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2017 and 2016, these letters of credit aggregated approximately $39,422,000 and $19,725,000.

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

As of December 31, 2017 and 2016, unused lines of credit to borrowers aggregated approximately $117,068,000 and $89,103,000, respectively, for commercial lines and $15,929,000 and $15,960,000, respectively, for open-end consumer lines.

NOTE 18:     DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2017, the Company reported a $422,939 unrealized gain, net of a $144,765 tax effect, in other comprehensive income related to this cash flow hedge. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the year ended December 31, 2017, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at December 31, 2017 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at December 31, 2017

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$567,704

NOTE 19:     CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2017 and 2016, and statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2017	2016
Assets
Cash	$713,996	$1,571,915
Available-for-sale securities	-	-
Investment in subsidiary	89,319,774	83,946,411
Investment in Capital Trust I & II	465,000	465,000
Prepaid expenses and other assets	19,148	14,597
Deferred and receivable income taxes	469,020	-
	$90,986,938	$85,997,923
Liabilities
Subordinated debentures	$15,465,000	$15,465,000
Accrued expenses and other liabilities	623,545	551,643
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	687,850	687,550
Additional paid-in capital	50,856,069	50,552,077
Retained earnings	60,679,308	57,347,282
Unrealized loss on available-for-sale securities, net	(206,193)	(1,309,241)
Treasury stock	(37,125,541)	(37,303,288)
	$90,986,938	$85,997,923

Condensed Statements of Income	Years ended December 31,
	2017	2016	2015

Income
Dividends from subsidiary bank	$2,000,000	$-	$-
Interest income:
Other	19,017	50,332	16,200
	2,019,017	50,332	16,200
Expense
Interest expense:
Related party	631,202	579,410	538,785
Other	1,158,462	931,816	734,780
	1,789,664	1,511,226	1,273,565
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	229,353	(1,460,894)	(1,257,365)
Credit for income taxes	(689,813)	(435,000)	(415,000)
Income (loss) before equity in undistributed earnings of subsidiaries	919,166	(1,025,894)	(842,365)
Equity in undistributed income of subsidiaries	4,238,498	6,619,905	6,559,132
Net income	$5,157,664	$5,594,011	$5,716,767

Condensed Statements of Cash Flows	Years ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities

Net income	$5,157,664	$5,594,011	$5,716,767
Items not requiring (providing) cash:
Equity in undistributed income of subsidiaries	(4,238,498)	(6,619,905)	(6,559,132)
Deferred income taxes	-	8,988	-
Stock award plan expense	466,469	373,782	285,589
Gain on investment securities	-	(18,889)	-
Changes in:
Prepaid expenses and other assets	(73,584)	(700)	2,060
Income taxes payable/refundable	(420,444)	139,837	1,096,653
Accrued expenses	2,390	32,450	(95,779)
Net cash provided by (used in) operating activities	893,997	(490,426)	446,158

Cash Flows From Investing Activities
Proceeds from sales of AFS securities	-	121,101	-
Net cash provided by investing activities	-	121,101	-

Cash Flows From Financing Activities
Stock options exercised	15,570	85,800	187,129
Cash dividends paid on common and preferred stock	(1,767,486)	(1,415,180)	(873,499)
Treasury Stock purchased	-	(371,538)	-
Net cash provided by (used in) financing activities	(1,751,916)	(1,700,918)	(686,370)

Increase (Decrease) in cash	(857,919)	(2,070,243)	(240,212)

Cash, beginning of year	1,571,915	3,642,158	3,882,370

Cash, end of year	$713,996	$1,571,915	$3,642,158

Statements of Comprehensive Income	Years ended December 31,
	2017	2016	2015
NET INCOME	$5,157,664	$5,594,011	$5,716,767
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	-	2,695	(5,507)
Income tax expense related to other items of comprehensive income	-	(997)	2,038
Other comprehensive income (loss)	-	3,692	(7,545)
Comprehensive income (loss) of Bank	1,103,048	(628,977)	(227,990)
TOTAL COMPREHENSIVE INCOME	$6,260,712	$4,968,726	$5,481,232

NOTE 20:     UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2017, Quarter ended
	Mar-17	Jun-17	Sep-17	Dec-17
Interest income	$6,771,402	$7,241,508	$7,525,187	$7,902,636
Interest expense	1,173,461	1,352,309	1,473,190	2,087,594
Net interest income	5,597,941	5,889,199	6,051,997	5,815,042
Provision for loan losses	475,000	575,000	450,000	250,000
Gain on loans and investment securities	539,102	710,665	858,826	705,583
Other noninterest income, net	690,263	656,395	712,043	854,443
Noninterest expense	4,419,620	4,567,916	5,011,832	5,603,718
Income before income taxes	1,932,686	2,113,343	2,161,034	1,521,350
Provision for income taxes	503,445	520,770	443,651	1,102,883
Net income available to common shareholders	$1,429,241	$1,592,573	$1,717,383	$418,467
Basic income per common share	$0.33	$0.36	$0.39	$0.10
Diluted income per common share	$0.32	$0.36	$0.39	$0.09

	Year Ended December 31, 2016, Quarter ended
	Mar-16	Jun-16	Sep-16	Dec-16
Interest income	$6,205,045	$6,204,314	$6,354,303	$6,625,664
Interest expense	1,025,411	1,026,782	1,056,181	1,068,638
Net interest income	5,179,634	5,177,532	5,298,122	5,557,026
Provision for loan losses	375,000	375,000	200,000	425,000
Gain on loans and investment securities	470,456	525,644	658,205	544,172
Other noninterest income, net	638,366	653,769	657,296	722,299
Noninterest expense	4,109,476	4,309,394	4,317,707	4,364,169
Income before income taxes	1,803,980	1,672,551	2,095,916	2,034,328
Provision for income taxes	527,375	416,399	554,009	514,981
Net income available to common shareholders	$1,276,605	$1,256,152	$1,541,907	$1,519,347
Basic income per common share	$0.29	$0.29	$0.35	$0.35
Diluted income per common share	$0.29	$0.28	$0.35	$0.34

NOTE 21:     PENDING MERGER

On November 30, 2017, the Company entered into an Agreement and Plan of Merger with Hometown Bancshares, Inc., a Missouri corporation (“Hometown”) (the “Agreement”).  Pursuant to the terms of the Agreement, Hometown will merge into Guaranty, with Guaranty being the surviving corporation. The transaction is expected to close on April 2, 2018. Under the terms of the Agreement, each share of Hometown common stock will be exchanged for $20.00 in cash and the transaction is valued at approximately $4.6 million. In its December 31, 2017, unaudited Consolidated Report of Condition, Hometown Bank, N.A., the subsidiary bank of Hometown, reported total assets of $179.6 million, total liabilities of $163.2 million and total equity of $16.4 million. The Bank reported $210,000 in net income for the twelve months ended December 31, 2017. The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in the conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audits we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BKD, LLP

We have served as the Company’s auditor since 1980.

Springfield, Missouri
March 30, 2018

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

The following table sets forth information as of December 31, 2017 with respect to equity plans under which shares of the Company’s common stock may be issued:

Equity Compensation Plan Information
(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	112,500	$15.74	153,146

Equity compensation plans not approved by security holders	-	-	-

Totals	71,000	$15.74	153,146

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this Report or incorporated herein by reference:

Index to Exhibits

Exhibit

Number               Exhibit Description

2.1	Agreement and Plan of Merger, between Guaranty Federal Bancshares, Inc. and Hometown Bancshares, Inc. dated November 30, 2017 (29)
3(i).1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(i).2	Certificate of Designations for the Series A Preferred Stock (21)
3(ii)	Bylaws of Guaranty Federal Bancshares, Inc., as amended (7)
3.1	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Guaranty Federal Bancshares, Inc. (24)
4.1	Rights Agreement dated January 20, 1999 concerning the issuance of preferred stock and related rights. (2)
4.2	Form of Certificate for the Series A Preferred Stock (22)
4.3	Warrant to Purchase Common Stock (23)

The Company hereby agrees to furnish the SEC upon request, copies of (i) the instruments defining the rights of the holders of each issue of its junior subordinated debentures and (ii) the repurchase agreements between the Company and Barclay’s Capital, Inc. dated September 2007 and January 2008.

10.1	1994 Stock Option Plan *(3)
10.2	Recognition and Retention Plan *(4)
10.3	1998 Stock Option Plan *(5)
10.4	Restricted Stock Plan *(30)
10.5	Form of Change in Control Severance Agreement *(6)
10.6	Employment Agreement effective as of March 9, 2004 by and between the Bank and Shaun A. Burke *(7)
10.7	2004 Stock Option Plan *(8)
10.8	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *(9)
10.9	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *(10)
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
10.26

Written Description of 2017 Executive Incentive Compensation Annual Plans and Long-Term Incentive Performance Share Plan-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(28)

21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

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

(8)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(9)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(10)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 3, 2009 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(15)	Filed as Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on February 9, 2009 and incorporated herein by reference.
(16)	Filed as Exhibits 10.1 through 10.3 to the Current Report on Form 8-K filed by the Registrant on February 2, 2010 and incorporated herein by reference.
(17)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 26, 2010 and incorporated herein by reference.
(18)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(19)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 28, 2011 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 2, 2012 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on February 8, 2013 and incorporated herein by reference.
(22)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference.
(23)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on March 3, 2015 and incorporated herein by reference.
(24)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 3, 2015 and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.
(26)	Filed as Exhibits 10.1 through 10.9 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(27)	Filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed by the Registrant on June 28, 2016 and incorporated herein by reference.
(28)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 29, 2017 and incorporated herein by reference.
(29)	Filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2017 and incorporated herein by reference.
(30)	Filed as Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 30, 2018	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date:	March 30, 2018	Date:	March 30, 2018

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 30, 2018	Date:	March 30, 2018

By:	/s/ John Griesemer	By:	/s/ James L. Sivils, III
	John Griesemer		James L. Sivils, III
	Director		Director
Date:	March 30, 2018	Date:	March 30, 2018

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 30, 2018	Date:	March 30, 2018

By:	/s/ Kurt D. Hellweg	By:	/s/ Tony Scavuzzo
	Kurt D. Hellweg		Tony Scavuzzo
	Director		Director
Date:	March 30, 2018	Date:	March 30, 2018