Form 10-Q
period 2018-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2018-05-14
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23325

Guaranty Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1792717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2144 E Republic Rd, Suite F200
Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common Stock, Par Value $0.10 per share	4,447,257 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	3/31/18	12/31/17
ASSETS
Cash and due from banks	$3,871,850	$4,094,694
Interest-bearing deposits in other financial institutions	36,162,017	33,312,236
Cash and cash equivalents	40,033,867	37,406,930
Available-for-sale securities	81,943,424	81,478,673
Held-to-maturity securities	15,097	16,457
Stock in Federal Home Loan Bank, at cost	4,183,600	4,597,500
Mortgage loans held for sale	781,075	1,921,819
Loans receivable, net of allowance for loan losses of March 31, 2018 - $7,102,712 - December 31, 2017 - $7,107,418	637,957,786	629,605,009
Accrued interest receivable	2,525,967	2,449,847
Prepaid expenses and other assets	5,076,193	3,846,686
Foreclosed assets held for sale	350,001	282,785
Premises and equipment, net	11,948,116	10,607,094
Bank owned life insurance	19,852,638	19,740,623
Deferred and income taxes receivable	2,357,521	2,506,097
	$807,025,285	$794,459,520

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$632,998,549	$607,364,350
Federal Home Loan Bank advances	80,600,000	94,300,000
Subordinated debentures	15,465,000	15,465,000
Advances from borrowers for taxes and insurance	281,497	180,269
Accrued expenses and other liabilities	1,326,064	1,962,865
Accrued interest payable	519,635	295,543
	731,190,745	719,568,027

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2018 and December 31, 2017 - 6,883,003 and 6,878,503 shares; respectively	688,300	687,850
Additional paid-in capital	50,844,042	50,856,069
Retained earnings, substantially restricted	61,502,282	60,679,308
Accumulated other comprehensive loss	(233,135)	(206,193)
	112,801,489	112,017,034
Treasury stock, at cost; March 31, 2018 and December 31, 2017 - 2,443,246 and 2,453,728 shares, respectively	(36,966,949)	(37,125,541)
	75,834,540	74,891,493
	$807,025,285	$794,459,520

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	3/31/2018	3/31/2017

Interest Income
Loans	$7,378,575	$6,246,510
Investment securities	449,369	475,469
Other	128,372	49,423
	7,956,316	6,771,402
Interest Expense
Deposits	1,422,570	621,854
FHLB advances	333,527	399,927
Subordinated debentures	168,967	151,680
	1,925,064	1,173,461
Net Interest Income	6,031,252	5,597,941
Provision for Loan Losses	225,000	475,000
Net Interest Income After
Provision for Loan Losses	5,806,252	5,122,941
Noninterest Income
Service charges	317,166	267,106
Gain on sale of investment securities	3,183	-
Gain on sale of mortgage loans held for sale	379,557	408,614
Gain on sale of Small Business Administration loans	170,862	130,488
Net gain on foreclosed assets	44,331	38,073
Other income	403,940	385,084
	1,319,039	1,229,365
Noninterest Expense
Salaries and employee benefits	3,173,424	2,857,771
Occupancy	770,407	486,229
FDIC deposit insurance premiums	78,298	53,112
Data processing	302,532	229,316
Advertising	131,250	131,250
Merger costs	228,000	-
Other expense	791,944	661,942
	5,475,855	4,419,620
Income Before Income Taxes	1,649,436	1,932,686
Provision for Income Taxes	293,691	503,445
Net Income Available to Common Shareholders	$1,355,745	$1,429,241

Basic Income Per Common Share	$0.31	$0.33
Diluted Income Per Common Share	$0.30	$0.32

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	3/31/2018	3/31/2017
NET INCOME	$1,355,745	$1,429,241
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(1,298,792)	635,854
Change in unrealized gain on interest rate swaps, before income taxes	1,265,812	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(3,183)	-
Total other items of comprehensive income	(36,163)	635,854
Income tax expense (benefit) related to other items of comprehensive income	(9,221)	235,266
Other comprehensive income (loss)	(26,942)	400,588
TOTAL COMPREHENSIVE INCOME	$1,328,803	$1,829,829

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$687,850	$50,856,069	$(37,125,541)	$60,679,308	$(206,193)	$74,891,493
Net income	-	-	-	1,355,745	-	1,355,745
Other comprehensive income (loss)	-	-	-	-	(26,942)	(26,942)
Dividends on common stock ($0.12 per share)	-	-	-	(532,771)	-	(532,771)
Stock award plans	-	(35,357)	158,592	-	-	123,235
Stock options exercised	450	23,330	-	-	-	23,780
Balance, March 31, 2018	$688,300	$50,844,042	$(36,966,949)	$61,502,282	$(233,135)	$75,834,540

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	3/31/2018	3/31/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,355,745	$1,429,241
Items not requiring (providing) cash:
Deferred income taxes	(26,484)	(375,774)
Depreciation	331,330	230,186
Provision for loan losses	225,000	475,000
Gain on sale of Small Business Administration loans	(170,862)	(130,488)
Gain on sale of mortgage loans held for sale and investment securities	(382,740)	(408,614)
Gain on sale of foreclosed assets	(54,910)	(76,462)
Amortization of deferred income, premiums and discounts	113,284	183,994
Stock award plan expense	123,235	136,782
Origination of loans held for sale	(13,144,364)	(14,032,641)
Proceeds from sale of loans held for sale	14,664,665	14,384,621
Increase in cash surrender value of bank owned life insurance	(112,015)	(116,092)
Changes in:
Accrued interest receivable	(76,120)	15,706
Prepaid expenses and other assets	36,306	(250,972)
Accounts payable and accrued expenses	(414,507)	(132,064)
Income taxes receivable/payable	141,574	609,055
Net cash provided by operating activities	2,609,137	1,941,478
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(8,457,089)	(46,986,724)
Principal payments on available-for-sale securities	1,360,549	1,756,038
Principal payments on held-to-maturity securities	1,360	3,335
Purchase of premises and equipment	(1,672,352)	(401,640)
Purchase of available-for-sale securities	(3,777,647)	-
Proceeds from sale of available-for-sale securities	565,935	-
Redemption of FHLB stock	413,900	101,500
Purchase of tax credit investments	-	(48,955)
Proceeds (payments) from sale of foreclosed assets held for sale	54,910	960,388
Net cash used in investing activities	(11,510,434)	(44,616,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(530,973)	(441,003)
Net increase in demand deposits, NOW accounts and savings accounts	19,272,583	49,337,734
Net increase (decrease) in certificates of deposit	6,361,616	(3,293,022)
Proceeds from FHLB advances	166,250,000	67,300,000
Repayments of FHLB advances	(179,950,000)	(70,900,000)
Advances from borrowers for taxes and insurance	101,228	84,661
Stock options exercised	23,780	-
Net cash provided by financing activities	11,528,234	42,088,370
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,626,937	(586,210)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,406,930	9,088,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,033,867	$8,502,231

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2: Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2018
Debt Securities:
Municipals	$33,772,192	$52,108	$(858,930)	$32,965,370
Corporates	3,000,000	60,791	-	3,060,791
Government sponsored mortgage-backed securities and SBA loan pools	47,274,879	12,439	(1,370,055)	45,917,263
	$84,047,071	$125,338	$(2,228,985)	$81,943,424

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Corporates	3,000,000	65,000	-	3,065,000
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
	$82,323,052	$328,155	$(1,172,534)	$81,478,673

Maturities of available-for-sale debt securities as of March 31, 2018:

	Amortized Cost	Approximate Fair Value
1-5 years	$434,711	$434,909
6-10 years	10,751,633	10,600,771
After 10 years	25,585,848	24,990,481
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	47,274,879	45,917,263
	$84,047,071	$81,943,424

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2018
Debt Securities:
Government sponsored mortgage-backed securities	$15,097	$253	$(82)	$15,268

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$16,457	$327	$(55)	$16,729

Maturities of held-to-maturity securities as of March 31, 2018:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$15,097	$15,268

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $45,622,168 and $35,774,863 as of March 31, 2018 and December 31, 2017, respectively. The approximate fair value of pledged securities amounted to $44,265,603 and $35,355,969 as of March 31, 2018 and December 31, 2017, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains of $3,183 and $0 as of March 31, 2018 and March 31, 2017, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains was $700 and $0 as of March 31, 2018 and March 31, 2017, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017, was $68,482,288 and $62,107,660, respectively, which is approximately 84% and 76% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$19,061,837	$(483,654)	$8,559,989	$(375,277)	$27,621,826	$(858,931)
Government sponsored mortgage-backed securities and SBA loan pools	19,768,125	(497,936)	21,092,337	(872,118)	40,860,462	(1,370,054)
	$38,829,962	$(981,590)	$29,652,326	$(1,247,395)	$68,482,288	$(2,228,985)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$11,024,593	$(103,747)	$8,802,796	$(159,874)	$19,827,389	$(263,621)
Government sponsored mortgage-backed securities and SBA loan pools	20,088,694	(253,907)	22,191,577	(655,006)	42,280,271	(908,913)
	$31,113,287	$(357,654)	$30,994,373	$(814,880)	$62,107,660	$(1,172,534)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2018 and December 31, 2017 include:

	March 31,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$105,840,035	$106,300,790
Multi-family	81,982,799	85,225,074
Real estate - construction	81,228,819	64,743,582
Real estate - commercial	254,715,822	261,866,285
Commercial loans	97,830,737	94,522,840
Consumer and other loans	24,107,835	24,716,447
Total loans	645,706,047	637,375,018
Less:
Allowance for loan losses	(7,102,712)	(7,107,418)
Deferred loan fees/costs, net	(645,549)	(662,591)
Net loans	$637,957,786	$629,605,009

Classes of loans by aging at March 31, 2018 and December 31, 2017 were as follows:

As of March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$374	$63	$2,090	$2,527	$103,313	$105,840	$-
Multi-family	-	-	-	-	81,983	81,983	-
Real estate - construction	-	-	-	-	81,229	81,229	-
Real estate - commercial	90	-	-	90	254,626	254,716	-
Commercial loans	306	-	75	381	97,449	97,830	-
Consumer and other loans	102	-	-	102	24,006	24,108	-
Total	$872	$63	$2,165	$3,100	$642,606	$645,706	$-

As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$510	$731	$2,495	$3,736	$102,565	$106,301	$-
Multi-family	775	-	-	775	84,450	85,225	-
Real estate - construction	-	-	-	-	64,744	64,744	-
Real estate - commercial	243	135	-	378	261,488	261,866	-
Commercial loans	276	-	588	864	93,659	94,523	-
Consumer and other loans	8	8	-	16	24,700	24,716	-
Total	$1,812	$874	$3,083	$5,769	$631,606	$637,375	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$4,258,645	$4,423,074
Multi-family	-	-
Real estate - construction	4,354,409	4,452,409
Real estate - commercial	161,491	161,491
Commercial loans	655,581	802,628
Consumer and other loans	-	121,915
Total	$9,430,126	$9,961,517

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2018 and 2017:

March 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(40)	87	167	23	20	(8)	(24)	$225
Losses charged off	-	-	-	-	(96)	(168)	-	$(264)
Recoveries	19	-	-	-	3	13	-	$35
Balance, end of period	$2,223	$1,876	$1,113	$487	$958	$291	$155	$7,103

March 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	(96)	55	(33)	67	(287)	5	764	$475
Losses charged off	-	-	(11)	-	-	(70)	-	$(81)
Recoveries	18	-	6	-	2	10	-	$36
Balance, end of period	$1,299	$1,742	$818	$273	$883	$282	$875	$6,172

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018 and December 31, 2017:

March 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$741	$-	$302	$-	$219	$10	$-	$1,272
Ending balance: collectively evaluated for impairment	$1,482	$1,876	$811	$487	$739	$281	$155	$5,831
Loans:
Ending balance: individually evaluated for impairment	$4,354	$161	$4,259	$762	$656	$81	$-	$10,273
Ending balance: collectively evaluated for impairment	$76,875	$254,555	$101,581	$81,221	$97,174	$24,027	$-	$635,433

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

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

The following table summarizes the recorded investment in impaired loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,778	$1,778	$-	$3,180	$3,180	$-
Multi-family	762	762	-	775	775	-
Real estate - construction	2,742	2,742	-	2,840	2,840	-
Real estate - commercial	161	161	-	161	161	-
Commercial loans	170	170	-	465	465	-
Consumer and other loans	-	-	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,481	$2,481	$302	$1,244	$1,244	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	1,612	2,845	741	1,612	2,845	738
Real estate - commercial	-	-	-	-	-	-
Commercial loans	486	486	219	274	274	246
Consumer and other loans	81	81	10	273	273	138
Total
Real estate - residential mortgage:
One to four family units	$4,259	$4,259	$302	$4,424	$4,424	$127
Multi-family	762	762	-	775	775	-
Real estate - construction	4,354	5,587	741	4,452	5,685	738
Real estate - commercial	161	161	-	161	161	-
Commercial loans	656	656	219	739	739	246
Consumer and other loans	81	81	10	276	276	138
Total	$10,273	$11,506	$1,272	$10,827	$12,060	$1,249

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,688	$-	$1,888	$-
Multi-family	765	5	-	-
Real estate - construction	2,775	-	2,990	-
Real estate - commercial	161	-	521	-
Commercial loans	349	-	601	-
Consumer and other loans	2	-	10	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,607	$-	$41	$-
Multi-family	-	-	-	-
Real estate - construction	1,612	-	2,415	-
Real estate - commercial	-	-	-	-
Commercial loans	323	-	550	-
Consumer and other loans	181	-	87	-
Total
Real estate - residential mortgage:
One to four family units	$4,295	$-	$1,929	$-
Multi-family	765	5	-	-
Real estate - construction	4,387	-	5,405	-
Real estate - commercial	161	-	521	-
Commercial loans	672	-	1,151	-
Consumer and other loans	183	-	97	-
Total	$10,463	$5	$9,103	$-

At March 31, 2018, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended March 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	2	510,420	414,515
Consumer and other loans	-	-	-
Total	2	$510,420	$414,515

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended March 31, 2018:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	414,515	414,515
Consumer and other loans	-	-	-	-
Total	$-	$-	$414,515	$414,515

The following table presents the carrying balance of TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Real estate - residential mortgage:
One to four family units	$1,248,510	$1,290,462
Multi-family	-	-
Real estate - construction	4,354,410	4,452,409
Real estate - commercial	5,653,777	5,666,096
Commercial loans	580,301	214,529
Consumer and other loans	-	118,855
Total	$11,836,998	$11,742,351

The Bank has allocated $976,551 and $372,321 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2018 and December 31, 2017, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2018 and December 31, 2017:

March 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$76,778	$244,309	$97,103	$81,220	$96,355	$24,027	$619,792
Special Mention	-	6,573	3,133	-	296	-	10,002
Substandard	4,451	3,834	5,604	763	1,179	81	15,912
Doubtful	-	-	-	-	-	-	-
Total	$81,229	$254,716	$105,840	$81,983	$97,830	$24,108	$645,706

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$60,291	$254,658	$96,723	$84,450	$93,102	$24,440	$613,664
Special Mention	-	5,578	3,799	-	200	-	9,577
Substandard	4,453	1,630	5,779	775	708	276	13,621
Doubtful	-	-	-	-	513	-	513
Total	$64,744	$261,866	$106,301	$85,225	$94,523	$24,716	$637,375

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

Note 5: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2017 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2018:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2018	46,000	25,000	$15.74
Granted	-	-	-
Exercised	(4,500)	-	5.28
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of March 31, 2018	21,500	15,000	$6.37
Options exercisable as of March 31, 2018	21,500	15,000	$6.37

The total intrinsic value of stock options exercised for the three months ended March 31, 2018 and 2017 was $79,130 and $0, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $625,260 and $566,840 at March 31, 2018 and 2017, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	45,550	$16.44
Granted	12,838	22.41
Vested	(22,597)	16.49
Forfeited	-	-
Balance of shares non-vested as of March 31, 2018	35,791	$18.54

In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $22.41 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the three months ended March 31, 2018 and 2017 was $34,649 and $33,120, respectively.

For the three months ended March 31, 2018 and 2017, the Company granted 6,986 and 5,926 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the three months ended March 31, 2018 and 2017 was $53,748 and $57,687, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2018	55,823	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of March 31, 2018	55,823	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the three months ended March 31, 2018 and 2017 was $84,504 and $1,654, respectively.

Total stock-based compensation expense recognized for the three months ended March 31, 2018 and 2017 was $172,901 and $92,461, respectively. As of March 31, 2018, there was $1,033,295 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 6: Income Per Common Share

	For three months ended March 31, 2018
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,355,745	4,391,717	$0.31
Effect of Dilutive Securities		75,069
Diluted Income per Common Share	$1,355,745	4,466,786	$0.30

	For three months ended March 31, 2017
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,429,241	4,363,071	$0.33
Effect of Dilutive Securities		56,952
Diluted Income per Common Share	$1,429,241	4,420,023	$0.32

Stock options to purchase 58,500 shares of common stock were outstanding during the three months ended March 31, 2017 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 7: New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance was that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 did not significantly impact the timing or approach to revenue recognition for financial institutions. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, however, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, which comprises a significant portion of our revenue stream. The Company adopted ASU 2014-09 during the first quarter of 2018 and completed an evaluation of the impact of the revenue streams which are included in the scope of these updates, such as deposit fees and revenue from the sale of other real estate owned. The Company analyzed each revenue stream under Topic 606 and determined that there were no material changes to existing recognition practices. The Company concluded that the adoption of this update did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amount or record a cumulative adjustment to retained earnings upon adoption.

Descriptions of our significant revenue-generating transactions that are within the scope of the new revenue recognition standards, which are presented in the consolidated statements of comprehensive income as components of non-interest income, are as follows:

●

Service Charges on Deposit Accounts – Services charges on deposit accounts include general service fees for monthly account maintenance, account analysis fees, non-sufficient funds fees, wire transfer fees and other deposit account related fees. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for service charges on deposit accounts is received immediately or in the following month through a direct charge to customers’ accounts.

●	Gains/Losses on Sales of OREO – Gains/Losses on sales of OREO are recorded from the sale when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category and clarifies the guidance for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 was effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements. See Note 9- Disclosures about Fair Value of Assets and Liabilities for further information regarding the valuation method for loans.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact and have determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, we do not expect this to have a material impact to the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a committee that is assessing our data and evaluating the impact of adopting ASU 2016-13. The Company has also selected a third party vendor to assist in generating loan level cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows with respect to eight types of cash flows. This new accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of ASU 2016-15 did not significantly impact the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity does not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 was effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. This standard is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $31,818 from accumulated other comprehensive income to retained earnings as of December 31, 2017. The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Stockholder’s Equity as of and for the year ended December 31, 2017.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2018, the Company reported a $1,431,255 unrealized gain, net of a $402,260 tax effect, in other comprehensive income related to this cash flow hedge. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the quarter ended March 31, 2018, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at March 31, 2018 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at March 31, 2018

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$1,833,515

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

Derivative financial instruments (Cash flow hedge): The Company’s open derivative positions are interest rate swap agreements. Those classified as Level 2 open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets.

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

3/31/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$32,965	$-	$32,965
Corporates	-	3,061	-	3,061
Government sponsored mortgage-backed securities and SBA loan pools	-	45,917	-	45,917
Available-for-sale securities	$-	$81,943	$-	$81,943

Interest Rate Swaps	$-	$1,834	$-	$1,834

12/31/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,898	$-	$33,898
Corporates	-	3,065	-	3,065
Government sponsored mortgage-backed securities and SBA loan pools	-	44,515	-	44,515
Available-for-sale securities	$-	$81,478	$-	$81,478

Interest Rate Swaps	$-	$568	$-	$568

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2018	$-	$-	$2,378	$2,378

December 31, 2017	$-	$-	$2,224	$2,224

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2018	$-	$-	$-	$-

December 31, 2017	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the three months ended March 31, 2018 or 2017. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$2,378	Market Comparable	Discount to reflect realizable value	0%	-	100%	(12%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		N/A

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

Loans

For March 31, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$40,033,867	$40,033,867	1
Held-to-maturity securities	15,097	15,268	2
Federal Home Loan Bank stock	4,183,600	4,183,600	2
Mortgage loans held for sale	781,075	781,075	2
Loans, net	637,957,786	633,960,077	3
Interest receivable	2,525,967	2,525,967	2
Financial liabilities:
Deposits	632,998,549	631,320,253	2
Federal Home Loan Bank advances	80,600,000	80,636,998	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	519,635	519,635	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$37,406,930	$37,406,930	1
Held-to-maturity securities	16,457	16,729	2
Federal Home Loan Bank stock	4,597,500	4,597,500	2
Mortgage loans held for sale	1,921,819	1,921,819	2
Loans, net	629,605,009	627,498,508	3
Interest receivable	2,449,847	2,449,847	2
Financial liabilities:
Deposits	607,364,350	606,548,280	2
Federal Home Loan Bank advances	94,300,000	94,417,733	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	295,543	295,543	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 10: Subsequent Event

Pursuant to the terms of an Agreement and Plan of Merger (the “Agreement”), Hometown Bancshares, Inc., a Missouri corporation (“Hometown”) merged with the Company on April 2, 2018. Under the terms of the Agreement, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. In its March 31, 2018, unaudited financial statements, Hometown, reported total consolidated assets of $182.1 million, total liabilities of $176.1 million and total equity of $6.0 million. Due to the timing of the merger, the Company is continuing to determine their preliminary fair values and the purchase price allocation. The Company expects to finalize the analysis of the acquired assets and liabilities over the new few months. The Company will record the merger using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The result of the merger will be included in our consolidated operating results beginning on the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2018, and the results of operations for the three months ended March 31, 2018 and 2017.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions of Guaranty Federal Bancshares, Inc. (“Guaranty Federal Bancshares”) and its wholly-owned subsidiary, Guaranty Bank (the “Bank”, with Guaranty Federal Bancshares and the Bank being referred to collectively hereinafter as the “Company”) that are subject to change based on various important factors (some of which are beyond the Company's control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; risks associated with the completion of the Company’s acquisition of Hometown Bancshares, Inc. (“Hometown”) and its wholly-owned subsidiary Hometown Bank, National Association (“Hometown Bank”) and the integration of Hometown Bank with the Bank, including the possibility that we may not realize the anticipated benefits of the acquisition; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.  For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

On April 2, 2018, pursuant to the previously announced Agreement and Plan of Merger dated as of November 30, 2017 (the “Merger Agreement”) by and between Guaranty Federal Bancshares and Hometown Bancshares, Inc., a Missouri corporation (“Hometown”), Hometown merged with and into Guaranty Federal Bancshares with Guaranty Federal Bancshares being the surviving corporation (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Hometown common stock was converted into the right to receive $20.00 in cash. In the aggregate, the Company paid $4.6 million in respect of the outstanding shares of Hometown common stock.

Financial Condition

The Company’s total assets increased $12,565,765 (2%) from $794,459,520 as of December 31, 2017, to $807,025,285 as of March 31, 2018.

Available-for-sale securities increased $464,751 (1%) from $81,478,673 as of December 31, 2017, to $81,943,424 as of March 31, 2018. The Company had purchases of $3,777,647 offset by sales and principal payments of $1,926,484 and an increase in unrealized losses of $1,259,269 when compared December 31, 2017.

Net loans receivable increased by $8,352,777 (1%) from $629,605,009 as of December 31, 2017 to $637,957,786 as of March 31, 2018. New production included a mix of multi-family, agriculture, hospitality and Small Business Administration lending. For the quarter, construction loans increased $16,485,237 (25%), commercial loans increased $3,307,897 (34%), commercial real estate loans decreased $7,150,462 (3%), permanent multi-family loans decreased $3,242,275 (4%), consumer and other loans decreased $608,612 (2%) and one-to-four mortgage loans decreased $460,755 (less than 1%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses decreased $4,706 (less than 1%) from $7,107,418 as of December 31, 2017 to $7,102,712 as of March 31, 2018. In addition to the provision for loan losses of $225,000 recorded by the Company for the quarter ended March 31, 2018, charge-offs of specific loans (classified as nonperforming at December 31, 2017) exceeded loan recoveries by $229,706. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2018 and December 31, 2017 was 1.10% and 1.12%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2018 and December 31, 2017 was 75.3% and 71.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Deposits increased $25,634,199 (4%) from $607,364,350 as of December 31, 2017, to $632,998,549 as of March 31, 2018. For the three months ended March 31, 2018, checking and savings accounts increased by $19,272,583 and certificates of deposit increased by $6,361,616. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $13,700,000 (15%) from $94,300,000 as of December 31, 2017 to $80,600,000 as of March 31, 2018 due to principal reductions.

Stockholders’ equity (including net unrealized loss on available-for-sale securities and interest rate swaps) increased $943,047 (1%) from $74,891,493 as of December 31, 2017, to $75,834,540 as of March 31, 2018. The Company’s net income during this period exceeded dividends paid or declared by $822,974. On a per common share basis, stockholders’ equity increased from $17.10 as of December 31, 2017 to $17.22 as of March 31, 2018.

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

	Three months ended 3/31/2018			Three months ended 3/31/2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$642,346	$7,378	4.66%	$569,251	$6,247	4.45%
Investment securities	80,400	495	2.50%	93,602	475	2.06%
Other assets	23,478	83	1.43%	17,234	49	1.15%
Total interest-earning	746,224	7,956	4.32%	680,087	6,771	4.04%
Noninterest-earning	37,801			42,285
	$784,025			$722,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$31,320	21	0.27%	$28,527	14	0.20%
Transaction accounts	369,135	930	1.02%	332,208	362	0.44%
Certificates of deposit	155,525	472	1.23%	109,345	246	0.91%
FHLB advances	65,252	333	2.07%	101,552	400	1.60%
Subordinated debentures	15,465	169	4.43%	15,465	151	3.96%
Total interest-bearing	636,697	1,925	1.23%	587,097	1,173	0.81%
Noninterest-bearing	71,472			64,055
Total liabilities	708,169			651,152
Stockholders’ equity	75,856			71,220
	$784,025			$722,372
Net earning balance	$109,527			$92,990
Earning yield less costing rate			3.10%			3.23%
Net interest income, and net yield spread on interest earning assets		$6,031	3.28%		$5,598	3.34%
Ratio of interest-earning assets to interest-bearing liabilities		117%			116%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2018 and 2017

Net income for the three months ended March 31, 2018 and 2017 was $1,355,745 and $1,429,241, respectively, which represents a decrease in earnings of $73,496 (5%).

Interest Income

Total interest income for the three months ended March 31, 2018 increased $1,184,914 (17%) as compared to the three months ended March 31, 2017. For the three month period ended March 31, 2018 compared to the same period in 2017, the average yield on interest earning assets increased 28 basis points to 4.32%, while the average balance of interest earning assets increased approximately $66,137,000. The increase is primarily due to higher loan balances and loan yields compared to the same quarter in 2017. The average balance of loans increased $73,095,000 compared to March 30, 2017. The yield on loans increased 21 basis points to 4.66% for the first quarter when compared to the same quarter of 2017.

Interest Expense

Total interest expense for the three months ended March 31, 2018 increased $751,603 (64%) when compared to the three months ended March 31, 2017. For the three month period ended March 31, 2018, the average cost of interest bearing liabilities increased 42 basis points to 1.23%, and the average balance of interest bearing liabilities increased approximately $49,600,000 when compared to the same period in 2017. The increases are due to the necessary funding of the Company’s asset growth and to maintain prudent liquidity levels. The Company will continue to utilize a cost effective mix of retail and commercial deposits along with non-core, wholesale funding.

Net Interest Income

Net interest income for the three months ended March 31, 2018 increased $433,311 (8%) when compared to the same period in 2017. The average balance of interest earning assets increased by approximately $16,537,000 more than the average balance of interest bearing liabilities increased when comparing the three month period ended March 31, 2018 to the same period in 2017. For the three month period ended March 31, 2018, the net interest margin decreased 6 basis points to 3.28% when compared to the same period in 2017.

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

Based on its internal analysis and methodology, Management recorded a provision for loan losses of $225,000 for the three months ended March 31, 2018, compared to $475,000 for the same period in 2017.

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

Noninterest Income

Noninterest income increased $89,674 (7%) for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. This was primarily due to the Company’s increased income from sales of Small Business Administration (“SBA”) and increased service charges on deposit accounts. For the quarter, gains on sales of SBA loans increased $40,000 and service charges on deposit accounts increased $50,000.

Noninterest Expense

Noninterest expenses increased $1,056,235 (24%) for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. Generally, the Company’s expansion efforts have resulted in an increase in both compensation and occupancy expense.

Salaries and employee benefits increased $316,000 for the quarter. The increase is partially attributable to an increase of $188,000 for the Company’s increased expansion in the Joplin, Missouri market (including new mortgage producers) and increases in areas such as operations and information technology. The Company has also experienced an $87,000 increase in employee benefits for Company paid contributions into employee health savings accounts and restricted stock compensation expense due to strong Company results.

Occupancy expenses increased $284,000 for the quarter primarily due to the Company’s move to a new headquarters. Lease expense on the new facility began in January 2018 and total expense was $155,000 for the quarter. There was also an increase in furniture and equipment depreciation (which was primarily due to the new facility) of $83,000 for the quarter when compared to the same quarter in 2017.

Due to the Company’s acquisition of Hometown (as discussed above in Note 10 to the Condensed Consolidated Financial Statements), $228,000 of merger costs were incurred during the quarter. These costs were comprised of legal and investment advisory fees.

Other expense increased $130,000 when compared to the same quarter in 2017 primarily due to an increase of $35,000 for legal expense and an increase of $28,000 for loan origination expenses.

Provision for Income Taxes

The provision for income taxes decreased by $209,754 (42%) for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The decrease in the provision for income taxes for the quarter is primarily due to the reduction in taxable income and federal tax rates as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2018 and December 31, 2017 was 75.3% and 71.3%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2018, were $15,911,524 or 1.97% of total assets as compared to $14,134,215 or 1.78% of total assets at December 31, 2017. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2018	12/31/2017	12/31/2016
Nonperforming loans	$9,430	$9,961	$8,632
Real estate acquired in settlement of loans	350	283	2,682
Total nonperforming assets	$9,780	$10,244	$11,314

Total nonperforming assets as a percentage of total assets	1.21%	1.29%	1.64%
Allowance for loan losses	$7,103	$7,107	$5,742
Allowance for loan losses as a percentage of gross loans	1.10%	1.12%	1.05%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $40,033,867 as of March 31, 2018 and $37,406,930 as of December 31, 2017, representing an increase of $2,626,937. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of March 31, 2018, the Bank’s common equity Tier 1 ratio was 10.81%, the Bank’s Tier 1 leverage ratio was 10.13%, its Tier 1 risk-based capital ratio was 10.81% and the Bank’s total risk-based capital ratio was 11.77% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as well as exceeding the minimums plus the 1.25% of capital conservation buffer required as of March 31, 2018.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2018 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$127,203	$5,125	4%	15.92%	1.00%
+100	125,756	3,678	3%	15.54%	0.62%
NC	122,078	-	0%	14.92%	0.00%
-100	116,461	(5,617)	-5%	14.13%	-0.79%
-200	103,882	(18,196)	-15%	12.52%	-2.40%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During the quarter ended March 31, 2018, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Written Description of 2018 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (1)
10.2	Written Description of 2017 Executive Long-Term Incentive Performance Share Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (2)
11.	Statement re: computation of per share earnings (set forth in “Note 6: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as Exhibit 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on May 7, 2018 and incorporated herein by reference.
(2)	Filed as Exhibit 10.6 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 14, 2018
Shaun A. Burke
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 14, 2018
Carter Peters
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)