Form 10-Q
period 2018-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2018-08-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-23325

___________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2018
Common Stock, Par Value $0.10 per share	4,451,723 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	6/30/18	12/31/17
ASSETS
Cash and due from banks	$5,275,544	$4,094,694
Interest-bearing deposits in other financial institutions	25,081,703	33,312,236
Cash and cash equivalents	30,357,247	37,406,930
Available-for-sale securities	89,316,993	81,478,673
Held-to-maturity securities	14,111	16,457
Stock in Federal Home Loan Bank, at cost	4,791,200	4,597,500
Mortgage loans held for sale	1,771,560	1,921,819
Loans receivable, net of allowance for loan losses of June 30, 2018 - $7,572,510 - December 31, 2017 - $7,107,418	772,517,090	629,605,009
Accrued interest receivable	2,996,175	2,449,847
Prepaid expenses and other assets	4,825,645	3,846,686
Goodwill	2,615,352	-
Core deposit intangible	3,300,000	-
Foreclosed assets held for sale	1,546,951	282,785
Premises and equipment, net	22,306,826	10,607,094
Bank owned life insurance	19,966,634	19,740,623
Deferred and income taxes receivable	4,193,271	2,506,097
	$960,519,055	$794,459,520

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$764,771,510	$607,364,350
Federal Home Loan Bank advances	90,400,000	94,300,000
Note payable to bank	5,000,000	-
Subordinated debentures	21,804,760	15,465,000
Advances from borrowers for taxes and insurance	560,802	180,269
Accrued expenses and other liabilities	2,021,887	1,962,865
Accrued interest payable	711,911	295,543
	885,270,870	719,568,027

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2018 and December 31, 2017 - 6,890,503 and 6,878,503 shares; respectively	689,050	687,850
Additional paid-in capital	51,043,177	50,856,069
Retained earnings, substantially restricted	60,625,026	60,679,308
Accumulated other comprehensive loss	(142,119)	(206,193)
	112,215,134	112,017,034
Treasury stock, at cost; June 30, 2018 and December 31, 2017 - 2,443,246 and 2,453,728 shares, respectively	(36,966,949)	(37,125,541)
	75,248,185	74,891,493
	$960,519,055	$794,459,520

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Interest Income
Loans	$9,818,707	$6,743,613	$17,197,282	$12,990,123
Investment securities	492,931	454,040	942,300	929,509
Other	67,487	43,855	195,859	93,278
	10,379,125	7,241,508	18,335,441	14,012,910
Interest Expense
Deposits	1,719,614	746,701	3,142,184	1,368,555
FHLB advances	405,817	449,698	739,344	849,625
Subordinated debentures	277,594	155,910	446,561	307,590
Other	3,833	-	3,833	-
	2,406,858	1,352,309	4,331,922	2,525,770
Net Interest Income	7,972,267	5,889,199	14,003,519	11,487,140
Provision for Loan Losses	500,000	575,000	725,000	1,050,000
Net Interest Income After Provision for Loan Losses	7,472,267	5,314,199	13,278,519	10,437,140
Noninterest Income
Service charges	552,011	290,926	869,177	558,032
Net gain (loss) on sale of investment securities	(10,388)	62,274	(7,205)	62,274
Gain on sale of mortgage loans held for sale	616,928	523,534	996,485	932,148
Gain on sale of Small Business Administration loans	225,379	124,857	396,241	255,345
Net gain (loss) on foreclosed assets	76,481	(29,809)	120,812	8,264
Other income	493,401	395,278	897,341	780,362
	1,953,812	1,367,060	3,272,851	2,596,425
Noninterest Expense
Salaries and employee benefits	4,101,741	2,934,648	7,275,165	5,792,419
Occupancy	1,037,665	485,154	1,808,072	971,383
FDIC deposit insurance premiums	116,837	59,377	195,135	112,489
Data processing	464,360	232,436	766,892	461,752
Advertising	134,650	131,250	265,900	262,500
Merger costs	3,192,050	-	3,420,050	-
Other expense	1,175,334	725,051	1,967,278	1,386,993
	10,222,637	4,567,916	15,698,492	8,987,536
Income (Loss) Before Income Taxes	(796,558)	2,113,343	852,878	4,046,029
Provision (Credit) for Income Taxes	(453,574)	520,770	(159,883)	1,024,215
Net Income (Loss) Available to Common Shareholders	$(342,984)	$1,592,573	$1,012,761	$3,021,814

Basic Income (Loss) Per Common Share	$(0.08)	$0.36	$0.23	$0.69
Diluted Income (Loss) Per Common Share	$(0.08)	$0.36	$0.23	$0.68

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
NET INCOME (LOSS)	$(342,984)	$1,592,573	$1,012,761	$3,021,814
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(391,138)	812,311	(1,689,930)	1,448,165
Change in unrealized gain on interest rate swaps, before income taxes	502,917	227,642	1,768,729	227,642
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	10,388	(62,274)	7,205	(62,274)
Total other items of comprehensive income	122,167	977,679	86,004	1,613,533
Income tax expense related to other items of comprehensive income	31,151	361,742	21,930	597,008
Other comprehensive income	91,016	615,937	64,074	1,016,525
TOTAL COMPREHENSIVE INCOME (LOSS)	$(251,968)	$2,208,510	$1,076,835	$4,038,339

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$687,850	$50,856,069	$(37,125,541)	$60,679,308	$(206,193)	$74,891,493
Net income	-	-	-	1,012,761	-	1,012,761
Other comprehensive income	-	-	-	-	64,074	64,074
Dividends on common stock ($0.24 per share)	-	-	-	(1,067,043)	-	(1,067,043)
Stock award plans	-	125,878	158,592	-	-	284,470
Stock options exercised	1,200	61,230	-	-	-	62,430
Balance, June 30, 2018	$689,050	$51,043,177	$(36,966,949)	$60,625,026	$(142,119)	$75,248,185

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	6/30/2018	6/30/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,012,761	$3,021,814
Items not requiring (providing) cash:
Deferred income taxes	(145,762)	(786,131)
Depreciation	660,972	465,587
Provision for loan losses	725,000	1,050,000
Gain on sale of mortgage loans held for sale and investment securities	(989,280)	(994,422)
Gain on sale of foreclosed assets	(141,477)	(60,132)
Gain on sale of Small Business Administration Loans	(396,241)	(255,345)
Amortization of deferred income, premiums and discounts	337,877	398,523
Amortization of intangible assets	220,000	-
Accretion of purchase accounting adjustments	(454,792)	-
Stock award plan expense	284,470	194,724
Origination of loans held for sale	(34,084,892)	(30,824,846)
Proceeds from sale of loans held for sale	35,155,111	32,037,565
Increase in cash surrender value of bank owned life insurance	(226,011)	(232,729)
Changes in:
Accrued interest receivable	(546,328)	(113,583)
Prepaid expenses and other assets	5,300,310	(302,583)
Accounts payable and accrued expenses	(1,530,909)	456,151
Income taxes receivable	(323,051)	619,280
Net cash provided by operating activities	4,857,758	4,673,873
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of loans	5,273,649	19,683,510
Net change in loans	(4,240,878)	(90,700,542)
Principal payments on available-for-sale securities	1,139,659	3,655,127
Principal payments on held-to-maturity securities	2,347	6,573
Purchase of premises and equipment	(2,294,704)	(1,311,938)
Net cash received for acquisition	2,455,964	-
Purchase of available-for-sale securities	(9,788,468)	(5,568,959)
Proceeds from sale of available-for-sale securities	6,497,699	10,717,148
Redemption (purchase) of Federal Home Loan Bank stock	(193,700)	33,500
Purchase of tax credit investments	(452,171)	(223,750)
Proceeds from sale of foreclosed assets held for sale	142,193	1,644,191
Net cash used in investing activities	(1,458,410)	(62,065,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(1,063,744)	(883,131)
Net increase in demand deposits, NOW accounts and savings accounts	1,507,491	38,682,025
Net increase (decrease) in certificates of deposit	(5,276,741)	22,968,861
Proceeds from Federal Home Loan Bank advances	336,550,000	149,500,000
Repayments of Federal Home Loan Bank and Federal Reserve advances	(342,450,000)	(151,400,000)
Proceeds from issuance of notes payable	5,000,000	-
Repayment of notes payable	(3,000,000)	-
Net decrease of securities sold under agreements to repurchase	(2,159,000)	-
Advances from borrowers for taxes and insurance	380,533	182,418
Stock options exercised	62,430	-
Net cash provided by (used in) financing activities	(10,449,031)	59,050,173
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,049,683)	1,658,906
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,406,930	9,088,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,357,247	$10,747,347

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

Note 3: Acquisition

On April 2, 2018, the Company completed the acquisition of Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”), including its wholly owned bank subsidiary, Hometown Bank, National Association. Under the terms of the Agreement and Plan of Merger, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018.

Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $2.6 million was recorded as a result of the transaction. The merger strengthened the Company’s position in Southwest Missouri and the Company will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Hometown transaction, as of acquisition date, is as follows:

Guaranty Federal Bancshares, Inc.
Net Assets Acquired from Hometown
April 2, 2018
(In Thousands)

	Acquired from	Fair Value	Fair
	Hometown	Adjustments	Value
Assets Acquired
Cash and Due From Banks	$7,083	$-	$7,083
Investment Securities	7,521	-	7,521
Loans	150,390	(6,471)	143,919
Allowance for Loan Losses	(2,348)	2,348	-
Net Loans	148,042	(4,123)	143,919

Fixed Assets	9,268	798	10,066
Foreclosed Assets held for sale	1,647	(400)	1,247
Core Deposit Intangible	-	3,520	3,520
Other Assets	4,146	1,283	5,429

Total Assets Acquired	$177,707	$1,078	$178,785

Liabilities Assumed
Deposits	161,001	247	161,248
Federal Home Loan Bank advances	2,000	-	2,000
Securities Sold Under Agreements to Repurchase	2,159	-	2,159
Other borrowings	3,000	-	3,000
Subordinated debentures	6,186	176	6,362
Other Liabilities	2,003	-	2,003
Total Liabilities Assumed	176,349	$423	176,772

Stockholders' Equity
Common Stock	231	(231)	-
Capital Surplus	18,936	(18,936)	-
Retained Earnings	(17,587)	17,587	-
Accumulated Other Comprehensive Loss	(222)	222	-
Treasury Stock	-	-	-
Total Stockholders' Equity Assumed	1,358	$(1,358)	-

Total Liabilities and Stockholders' Equity Assumed	$177,707	$(935)	$176,772

Net Assets Acquired			$2,013
Purchase Price			4,628
Goodwill			$2,615

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisitions above.

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired with an adjustment to fair value based upon quoted market prices if material. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Loans acquired – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

Fixed assets – Fixed assets were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property and equipment values completed in connection with the acquisition and book value acquired.

Foreclosed assets held for sale – These assets are presented at the estimated present values that management expects to receive when the properties are sold, net of related costs of disposal.

Core deposit intangible – This intangible asset represents the value of the relationships that Hometown had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Other assets – The fair value adjustment results from recording additional deferred tax assets related to the transaction. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The Company performed a fair value analysis of the estimated weighted average interest rate of the certificates of deposits compared to the current market rates and recorded a fair value adjustment for the difference when material.

Federal Home Loan Bank advances and Other borrowings – The fair value of Federal Home Loan Bank advances and other borrowings are estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Securities sold under agreement to repurchase – The carrying amount of securities sold under agreement to repurchase is a reasonable estimate of fair value based on the short-term nature of these liabilities.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Other liabilities – The carrying amount of these other liabilities was deemed to be reasonable estimate of fair value.

Pro Forma Financial Information

The results of operations of Hometown have been included in the Company’s consolidated financial statements since the acquisition date.  The following schedule includes pro forma results (unaudited) for the three and six months ended June 30, 2018 and 2017, as if the Hometown acquisition occurred as of the beginning of the reporting periods presented.

	Three months ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$7,972	$7,597
Provision for loan losses	500	437
Net interest income after provision for loan losses	7,472	7,160
Non interest income	1,954	1,753
Non interest expense	10,223	6,898
Income (loss) before income taxes	(797)	2,015
Provision (credit) for income taxes	(454)	680
Net income (loss)	$(343)	$1,335
Basic income (loss) per common share	$(0.08)	$0.31
Diluted income (loss) per common share	$(0.08)	$0.30

	Six months ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$15,716	$15,195
Provision for loan losses	725	875
Net interest income after provision for loan losses	14,991	14,320
Non interest income	3,574	3,505
Non interest expense	17,725	13,795
Income before income taxes	840	4,030
Provision (credit) for income taxes	(131)	1,360
Net income	$971	$2,670
Basic income per common share	$0.22	$0.61
Diluted income per common share	$0.22	$0.60

The pro forma information is presented for information purposes only and not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The pro forma information includes net losses from Hometown of approximately ($1,300,000) and ($163,000) for the three and six months ended June 30, 2018 and 2017, respectively.

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2018
Debt Securities:
Agencies	$5,537,396	$10,914	$(176)	$5,548,134
Municipals	32,746,933	6,975	(883,396)	31,870,512
Corporates	3,000,000	22,500	(166)	3,022,334
Government sponsored mortgage-backed securities and SBA loan pools	50,429,427	18,016	(1,571,430)	48,876,013
	$91,713,756	$58,405	$(2,455,168)	$89,316,993

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Corporates	3,000,000	65,000	-	3,065,000
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
	$82,323,052	$328,155	$(1,172,534)	$81,478,673

Maturities of available-for-sale debt securities as of June 30, 2018:

	Amortized Cost	Approximate Fair Value
Less than 1 year	1,754,116	1,755,289
1-5 years	4,216,085	4,226,191
6-10 years	11,951,057	11,712,349
After 10 years	23,363,071	22,747,151
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	50,429,427	48,876,013
	$91,713,756	$89,316,993

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2018
Debt Securities:
Government sponsored mortgage-backed securities	$14,111	$264	$(90)	$14,285

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$16,457	$327	$(55)	$16,729

Maturities of held-to-maturity securities as of June 30, 2018:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$14,111	$14,285

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $37,201,699 and $35,774,863 as of June 30, 2018 and December 31, 2017, respectively. The approximate fair value of pledged securities amounted to $36,104,346 and $35,355,969 as of June 30, 2018 and December 31, 2017, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains (losses) of ($7,205) and $62,274 as of June 30, 2018 and June 30, 2017, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains (losses) was ($1,837) and $23,041 as of June 30, 2018 and June 30, 2017, respectively.

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

               Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018 and December 31, 2017, was $72,896,278 and $62,107,660, respectively, which is approximately 82% and 76% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. government agencies	$1,015,035	$(176)	$-	$-	$1,015,035	$(176)
Corporates	999,834	(166)	-	-	999,834	(166)
Municipals	21,278,029	(515,479)	8,539,798	(367,917)	29,817,827	(883,396)
Government sponsored mortgage-backed securities and SBA loan pools	21,537,912	(625,003)	19,525,670	(946,517)	41,063,582	(1,571,520)
	$44,830,810	$(1,140,824)	$28,065,468	$(1,314,434)	$72,896,278	$(2,455,258)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$11,024,593	$(103,747)	$8,802,796	$(159,874)	$19,827,389	$(263,621)
Government sponsored mortgage-backed securities and SBA loan pools	20,088,694	(253,907)	22,191,577	(655,006)	42,280,271	(908,913)
	$31,113,287	$(357,654)	$30,994,373	$(814,880)	$62,107,660	$(1,172,534)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2018 and December 31, 2017 include:

	June 30,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$135,439,026	$106,300,790
Multi-family	83,204,490	85,225,074
Real estate - construction	105,974,945	64,743,582
Real estate - commercial	300,325,513	261,866,285
Commercial loans	120,292,323	94,522,840
Consumer and other loans	35,579,723	24,716,447
Total loans	780,816,020	637,375,018
Less:
Allowance for loan losses	(7,572,510)	(7,107,418)
Deferred loan fees/costs, net	(726,420)	(662,591)
Net loans	$772,517,090	$629,605,009

Classes of loans by aging at June 30, 2018 and December 31, 2017 were as follows:

As of June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$191	$184	$2,180	$2,555	$132,884	$135,439	$-
Multi-family	6,015	-	-	6,015	77,189	83,204	-
Real estate - construction	517	-	-	517	105,458	105,975	-
Real estate - commercial	-	533	-	533	299,793	300,326	-
Commercial loans	687	96	763	1,546	118,746	120,292	-
Consumer and other loans	47	31	50	128	35,452	35,580	-
Total	$7,457	$844	$2,993	$11,294	$769,522	$780,816	$-

As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$510	$731	$2,495	$3,736	$102,565	$106,301	$-
Multi-family	775	-	-	775	84,450	85,225	-
Real estate - construction	-	-	-	-	64,744	64,744	-
Real estate - commercial	243	135	-	378	261,488	261,866	-
Commercial loans	276	-	588	864	93,659	94,523	-
Consumer and other loans	8	8	-	16	24,700	24,716	-
Total	$1,812	$874	$3,083	$5,769	$631,606	$637,375	$-

At June 30, 2018, there were purchased credit impaired loans of $290,618 30-59 days past due, $334,175 60-89 days past due and $462,036 that were greater than 90 days past due.

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$4,329,527	$4,423,074
Multi-family	-	-
Real estate - construction	4,270,409	4,452,409
Real estate - commercial	1,551,563	161,491
Commercial loans	1,707,342	802,628
Consumer and other loans	49,726	121,915
Total	$11,908,567	$9,961,517

At June 30, 2018, purchased credit impaired loans comprised $1.8 million of nonaccrual loans.

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2018 and 2017:

Three months ended June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,223	$1,876	$1,113	$487	$958	$291	$155	$7,103
Provision charged to expense	248	(90)	123	66	122	126	(95)	$500
Losses charged off	-	-	-	-	-	(59)	-	$(59)
Recoveries	13	1	1	-	5	9	-	$29
Balance, end of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573

Six months ended June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	208	(3)	290	89	142	118	(119)	$725
Losses charged off	-	-	-	-	(96)	(226)	-	$(322)
Recoveries	32	1	1	-	8	21	-	$63
Balance, end of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573

Three months ended June 30, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,643	$1,742	$825	$273	$1,354	$293	$42	$6,172
Provision charged to expense	75	212	109	50	(45)	89	85	$575
Losses charged off	-	-	-	-	(85)	(53)	-	$(138)
Recoveries	21	-	2	-	2	6	-	$31
Balance, end of period	$1,739	$1,954	$936	$323	$1,226	$335	$127	$6,640

Six months ended June 30, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	323	267	83	117	139	105	16	$1,050
Losses charged off	-	-	(11)	-	(85)	(123)	-	$(219)
Recoveries	39	-	8	-	4	16	-	$67
Balance, end of period	$1,739	$1,954	$936	$323	$1,226	$335	$127	$6,640

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$738	$-	$322	$-	$213	$14	$-	$1,287
Ending balance: collectively evaluated for impairment	$1,746	$1,787	$915	$553	$872	$353	$60	$6,286
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,298	$161	$4,396	$-	$574	$89	$-	$9,518
Ending balance: collectively evaluated for impairment	$101,677	$295,782	$131,043	$83,204	$118,337	$35,290	$-	$765,333
Ending balance: loans acquired with deteriorated credit quality	$-	$4,383	$-	$-	$1,381	$201	$-	$5,965

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

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

Included in the Company’s loan portfolio are certain loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans were written down at acquisition to an amount estimated to be collectible. As a result, certain ratios regarding the Company’s loan portfolio and credit quality cannot be used to compare the Company to peer companies or to compare the Company’s current credit quality to prior periods. The ratios particularly affected by accounting under ASC 310-30 include the allowance for loan losses as a percentage of loans, nonaccrual loans, and performing assets, and nonaccrual loans and nonperforming loans as a percentage of total loans.

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

The following table summarizes the recorded investment in impaired loans at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,129	$2,129	$-	$3,180	$3,180	$-
Multi-family	-	-	-	775	775	-
Real estate - construction	2,686	2,686	-	2,840	2,840	-
Real estate - commercial	4,544	4,544	-	161	161	-
Commercial loans	1,542	1,542	-	465	465	-
Consumer and other loans	201	201	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,267	$2,267	$322	$1,244	$1,244	$127
Multi-family	-	-	-	-	-	-
Real estate - construction	1,612	2,845	738	1,612	2,845	738
Real estate - commercial	-	-	-	-	-	-
Commercial loans	413	413	213	274	274	246
Consumer and other loans	89	89	14	273	273	138
Total
Real estate - residential mortgage:
One to four family units	$4,396	$4,396	$322	$4,424	$4,424	$127
Multi-family	-	-	-	775	775	-
Real estate - construction	4,298	5,531	738	4,452	5,685	738
Real estate - commercial	4,544	4,544	-	161	161	-
Commercial loans	1,955	1,955	213	739	739	246
Consumer and other loans	290	290	14	276	276	138
Total	$15,483	$16,716	$1,287	$10,827	$12,060	$1,249

The above amounts include purchased credit impaired loans. At June 30, 2018, purchased credit impaired loans comprised $6.0 million of impaired loans without a specific valuation allowance.

The following table summarizes average impaired loans and related interest recognized on impaired loans for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,961	$-	$1,856	$-
Multi-family	509	-	-	-
Real estate - construction	2,287	-	2,978	-
Real estate - commercial	2,326	46	460	-
Commercial loans	916	-	583	-
Consumer and other loans	9	-	11	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,353	$-	$43	$-
Multi-family	-	-	-	-
Real estate - construction	2,055	-	2,406	-
Real estate - commercial	27	-	-	-
Commercial loans	403	-	507	-
Consumer and other loans	132	-	79	-
Total
Real estate - residential mortgage:
One to four family units	$4,314	$-	$1,899	$-
Multi-family	509	-	-	-
Real estate - construction	4,342	-	5,384	-
Real estate - commercial	2,353	46	460	-
Commercial loans	1,319	-	1,090	-
Consumer and other loans	141	-	90	-
Total	$12,978	$46	$8,923	$-

At June 30, 2018, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Real estate - residential mortgage:
One to four family units	$1,234,651	$1,290,462
Multi-family	-	-
Real estate - construction	4,298,409	4,452,409
Real estate - commercial	5,637,357	5,666,096
Commercial loans	562,138	214,529
Consumer and other loans	-	118,855
Total	$11,732,555	$11,742,351

The Bank did not have any new TDRs for the three months ending June 30, 2018. The Bank has allocated $939,567 and $372,321 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2018 and December 31, 2017, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ending June 30, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2018 and December 31, 2017:

June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$101,580	$285,604	$127,604	$83,204	$117,553	$35,240	$750,785
Special Mention	-	6,545	2,217	-	294	-	9,056
Substandard	4,395	8,177	5,618	-	2,445	340	20,975
Doubtful	-	-	-	-	-	-	-
Total	$105,975	$300,326	$135,439	$83,204	$120,292	$35,580	$780,816

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$60,291	$254,658	$96,723	$84,450	$93,102	$24,440	$613,664
Special Mention	-	5,578	3,799	-	200	-	9,577
Substandard	4,453	1,630	5,779	775	708	276	13,621
Doubtful	-	-	-	-	513	-	513
Total	$64,744	$261,866	$106,301	$85,225	$94,523	$24,716	$637,375

The above amounts include purchased credit impaired loans. At June 30, 2018, purchased credit impaired loans comprised of $6.0 million were rated “Substandard”.

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

Note 6: Accounting for Certain Loans Acquired

The Company acquired loans during the quarter ended June 30, 2018.  At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2018. The amount of these loans is shown below:

June 30,
2018
(In Thousands)
Real estate - commercial	$6,023
Commercial loans	2,174
Consumer and other loans	349
Outstanding balance	$8,546
Carrying amount, net of fair value adjustment of $2,581 at June 30, 2018	$5,965

Accretable yield, or income expected to be collected, is as follows:

Three months ended
June 30,
2018
(In Thousands)
Balance at beginning of period	$238
Additions	-
Accretion	(34)
Reclassification from nonaccretable difference	-
Disposals	-
Balance at end of period	$204

During the three months ended June 30, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 7: Goodwill and Other Intangible Assets

The Company recorded $2.6 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three months ended June 30, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $2.6 million at June 30, 2018.

Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2018 were as follows:

June 30,
2018
(In Thousands)
Goodwill	$2,615
Core deposit intangible:
Gross carrying amount	3,520
Accumulated amortization	(220)
Core deposit intangible, net	3,300
Outstanding balance	$5,915

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2018 is as follows:

Amortizaton Expense
(In Thousands)
Remainder of 2018	$440
2019	785
2020	661
2021	534
2022	409
2023	282
Thereafter	189
Total	$3,300

Note 8: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2017 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2018:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2018	46,000	25,000	$15.74
Granted	-	-	-
Exercised	(12,000)	(5,000)	7.78
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of June 30, 2018	14,000	10,000	$5.16
Options exercisable as of June 30, 2018	14,000	10,000	$5.16

The total intrinsic value of stock options exercised for the six months ended June 30, 2018 and 2017 was $267,366 and $0, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $462,900 and $618,320 at June 30, 2018 and 2017, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	45,550	$16.44
Granted	12,838	22.41
Vested	(25,063)	16.31
Forfeited	-	-
Balance of shares non-vested as of June 30, 2018	33,325	$18.83

In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $22.41 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the six months ended June 30, 2018 and 2017 was $69,652 and $66,924, respectively.

For the six months ended June 30, 2018 and 2017, the Company granted 6,986 and 6,426 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the six months ended June 30, 2018 and 2017 was $95,475 and $108,039, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	55,283	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of June 30, 2018	55,283	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the six months ended June 30, 2018 and 2017 was $169,008 and $51,816, respectively.

Total stock-based compensation expense recognized for the six months ended June 30, 2018 and 2017 was $334,135 and $134,318, respectively. As of June 30, 2018, there was $872,061 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 9: Income Per Common Share

	For three months ended June 30, 2018			For six months ended June 30, 2018
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$(342,984)	4,404,029	$(0.08)	$1,012,761	4,397,907	$0.23
Effect of Dilutive Securities		N/A			71,513
Diluted Income Per Common Share	$(342,984)	4,404,029	$(0.08)	$1,012,761	4,469,420	$0.23

	For three months ended June 30, 2017			For six months ended June 30, 2017
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,592,573	4,374,725	$0.36	$3,021,814	4,368,921	$0.69
Effect of Dilutive Securities		51,686			54,439
Diluted Income Per Common Share	$1,592,573	4,426,411	$0.36	$3,021,814	4,423,360	$0.68

Stock options to purchase 58,500 shares of common stock were outstanding during the three and six months ended June 30, 2017 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

Note 10: New Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  The Company is currently evaluating the adoption of this standard on its Consolidated Financial Statements, but at this time do not believe the standard will have a significant impact on the financial statements.

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

Note 11: Derivative Financial Instruments

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At June 30, 2018, the Company reported a $1,740,642 unrealized gain, net of a $508,158 tax effect, in other comprehensive income related to this cash flow hedge, with the offset recorded in Prepaid expenses and other assets on the balance sheet.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense.  For the quarter ended June 30, 2018, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at June 30, 2018 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at June 30, 2018

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$2,248,800

Note 12: Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

6/30/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Agencies	$-	$5,548	$-	$5,548
Municipals	-	31,871	-	31,871
Corporates	-	3,022	-	3,022
Government sponsored mortgage-backed securities and SBA loan pools	-	48,876	-	48,876
Available-for-sale securities	$-	$89,317	$-	$89,317

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$2,249	$-	$2,249

12/31/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,898	$-	$33,898
Corporates	-	3,065	-	3,065
Government sponsored mortgage-backed securities and SBA loan pools	-	44,515	-	44,515
Available-for-sale securities	$-	$81,478	$-	$81,478

Interest Rate Swaps	$-	$568	$-	$568

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2018	$-	$-	$2,553	$2,553

December 31, 2017	$-	$-	$2,224	$2,224

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2018	$-	$-	$-	$-

December 31, 2017	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the six months ended June 30, 2018 or 2017. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$2,553	Market Comparable	Discount to reflect realizable value	0%	-	100%	(17%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value	N/A

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

Loans

For June 30, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$30,357,247	$30,357,247	1
Held-to-maturity securities	14,111	14,285	2
Federal Home Loan Bank stock	4,791,200	4,791,200	2
Mortgage loans held for sale	1,771,560	1,771,560	2
Loans, net	772,517,090	772,012,078	3
Interest receivable	2,996,175	2,996,175	2
Financial liabilities:
Deposits	764,771,510	762,555,564	2
Federal Home Loan Bank advances	90,400,000	90,425,438	2
Subordinated debentures	21,804,760	21,804,760	3
Notes payable	5,000,000	5,000,000	2
Interest payable	711,911	711,911	2
Unrecognized financial instruments
(net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$37,406,930	$37,406,930	1
Held-to-maturity securities	16,457	16,729	2
Federal Home Loan Bank stock	4,597,500	4,597,500	2
Mortgage loans held for sale	1,921,819	1,921,819	2
Loans, net	629,605,009	627,498,508	3
Interest receivable	2,449,847	2,449,847	2
Financial liabilities:
Deposits	607,364,350	606,548,280	2
Federal Home Loan Bank advances	94,300,000	94,417,733	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	295,543	295,543	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2018, and the results of operations for the three and six months ended June 30, 2018 and 2017.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions of Guaranty Federal Bancshares, Inc. (“Guaranty Federal Bancshares”) and its wholly-owned subsidiary, Guaranty Bank (the “Bank”, with Guaranty Federal Bancshares and the Bank being referred to collectively hereinafter as the “Company”) that are subject to change based on various important factors (some of which are beyond the Company's control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; risks associated with the Company’s acquisition of Hometown Bancshares, Inc. (“Hometown”) and its wholly-owned subsidiary Hometown Bank, National Association (“Hometown Bank”) and the integration of Hometown Bank with the Bank, including the possibility that we may not realize the anticipated benefits of the acquisition; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.  For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

On April 2, 2018, pursuant to the previously announced Agreement and Plan of Merger dated as of November 30, 2017 (the “Merger Agreement”) by and between Guaranty Federal Bancshares and Hometown Bancshares, Inc., a Missouri corporation (“Hometown”), Hometown merged with and into Guaranty Federal Bancshares with Guaranty Federal Bancshares being the surviving corporation (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Hometown common stock was converted into the right to receive $20.00 in cash. In the aggregate, the Company paid $4.6 million in respect of the outstanding shares of Hometown common stock.  Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018.

In connection with the Merger, pursuant to a Second Supplemental Indenture, dated as of April 2, 2018, by and among the Company, Hometown, and Wilmington Trust Company, as trustee (the “Trustee”), the Company assumed Hometown’s rights, duties, and obligations under the Indenture, dated as of October 29, 2002, as supplemented by that certain First Supplemental Indenture, dated as of May 19, 2014, by and between Hometown and the Trustee, under which Hometown issued approximately $6.1 million aggregate principal amount of its Floating Rate Junior Subordinated Debt Securities due 2032.

Financial Condition

The Company’s total assets increased $166,059,535 (21%) from $794,459,520 as of December 31, 2017, to $960,519,055 as of June 30, 2018. The increase is primarily due to the Hometown assets acquired of $178,785,000.

Available-for-sale securities increased $7,838,320 (10%) from $81,478,673 as of December 31, 2017, to $89,316,993 as of June 30, 2018. The increase was attributable primarily to $7,521,000 in securities acquired in the Hometown acquisition. The Company also had purchases of $9,788,468 offset by sales and principal payments of $7,637,358 and an increase in unrealized losses of $1,552,385 when compared December 31, 2017.

Net loans receivable increased by $142,912,081 (23%) from $629,605,009 as of December 31, 2017 to $772,517,090 as of June 30, 2018. The increase was attributable in large part to the Hometown acquisition, which added loans totaling $143,919,000 at fair value. The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $465,092 (7%) from $7,107,418 as of December 31, 2017 to $7,572,510 as of June 30, 2018. In addition to the provision for loan losses of $725,000 recorded by the Company for the six months ended June 30, 2018, charge-offs of specific loans (classified as nonperforming at December 31, 2017) exceeded loan recoveries by $259,908. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2018 and December 31, 2017 was 0.97% and 1.12%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2018 and December 31, 2017 was 63.6% and 71.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Goodwill increased $2,615,532 (100%) and core deposit intangible increased $3,300,000 (100%) as of June 30, 2018 when compared to December 31, 2017.  The increases are due to the Hometown acquisition and are further discussed in Note 7 to the Condensed Consolidated Financial Statements.

Premises and equipment increased $11,699,732 (110%) from $10,607,094 as of December 31, 2017 to $22,306,826 as of June 30, 2018. This is increase is primarily due to the $10,066,000 of fixed assets acquired from the Hometown acquisition.

Deposits increased $157,407,160 (26%) from $607,364,350 as of December 31, 2017, to $764,771,510 as of June 30, 2018.  The deposit growth was attributable in large part to the Hometown acquisition, which added deposits of $161,248,424 at fair value.  For the six months ended June 30, 2018, checking and savings accounts increased by $1,507,491 and certificates of deposit decreased by $5,276,741.  The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds.  See also the discussion under Item 3-“Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $3,900,000 (4%) from $94,300,000 as of December 31, 2017 to $90,400,000 as of June 30, 2018.  The Company acquired $2,000,000 in Federal Home Loan Bank advances due to the Hometown acquisition but the increase was offset by net principal reductions.

Note payable to bank increased $5,000,000 (100%) for the quarter.  The Company opened a $5,000,000 revolving line of credit with a variable interest rate tied to Libor which matures on June 28, 2020.  The funds were used to provide additional capital for funding Bank asset growth.

Subordinated debentures increased $6,339,760 (41%) from $15,465,000 as of December 31, 2017 to $21,804,760 as of June 30, 2018.  The increase is due to the Hometown acquisition, which added $6,362,000 of subordinated debentures at fair value.

Stockholders’ equity (including net unrealized loss on available-for-sale securities and interest rate swaps) increased $356,692 (less than 1%) from $74,891,493 as of December 31, 2017, to $75,248,185 as of June 30, 2018.  The Company’s dividends paid or declared during this period exceeded net income by $54,282.  On a per common share basis, tangible book value decreased from $17.10 as of December 31, 2017 to $15.71 as of June 30, 2018 due to the Hometown acquisition.

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

	Three months ended 6/30/2018			Three months ended 6/30/2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$797,034	$9,819	4.94%	$608,269	$6,743	4.45%
Investment securities	88,755	493	2.23%	88,267	454	2.06%
Other assets	16,725	67	1.61%	10,289	44	1.72%
Total interest-earning	902,514	10,379	4.61%	706,825	7,241	4.11%
Noninterest-earning	64,965			39,043
	$967,479			$745,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$43,012	26	0.24%	$29,509	14	0.19%
Transaction accounts	425,153	1,126	1.06%	340,975	459	0.54%
Certificates of deposit	211,246	568	1.08%	114,227	273	0.96%
FHLB advances	77,991	406	2.09%	104,255	450	1.73%
Other borrowed funds	1,109	4	0.00%	-	-	0.00%
Subordinated debentures	21,651	277	5.13%	15,465	156	4.05%
Total interest-bearing	780,162	2,407	1.24%	604,431	1,352	0.90%
Noninterest-bearing	94,344			68,342
Total liabilities	874,506			672,773
Stockholders’ equity	92,973			73,095
	$967,479			$745,868
Net earning balance	$122,352			$102,394
Earning yield less costing rate			3.38%			3.21%
Net interest income, and net yield spread on interest earning assets		$7,972	3.54%		$5,889	3.34%
Ratio of interest-earning assets to interest-bearing liabilities		116%			117%

	Six months ended 6/30/2018			Six months ended 6/30/2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$719,690	$17,197	4.82%	$588,792	$12,990	4.45%
Investment securities	84,577	978	2.33%	90,919	930	2.06%
Other assets	20,101	161	1.62%	13,743	93	1.36%
Total interest-earning	824,368	18,336	4.49%	693,454	14,013	4.08%
Noninterest-earning	51,384			40,685
	$875,752			$734,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$37,166	47	0.26%	$29,021	28	0.19%
Transaction accounts	397,144	2,056	1.04%	338,155	821	0.49%
Certificates of deposit	183,385	1,039	1.14%	111,800	519	0.94%
FHLB advances	71,622	739	2.08%	102,911	850	1.67%
Other borrowed funds	555	4	0.00%	-	-	0.00%
Subordinated debentures	18,558	447	4.86%	15,465	308	4.02%
Total interest-bearing	708,430	4,332	1.23%	597,352	2,526	0.85%
Noninterest-bearing	82,908			64,624
Total liabilities	791,338			661,976
Stockholders’ equity	84,414			72,163
	$875,752			$734,139
Net earning balance	$115,938			$96,102
Earning yield less costing rate			3.25%			3.22%
Net interest income, and net yield spread on interest earning assets		$14,004	3.43%		$11,487	3.34%
Ratio of interest-earning assets to interest-bearing liabilities		116%			116%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2018 and 2017

Net income (loss) for the three and six months ended June 30, 2018 was ($342,984) and $1,012,761, respectively, compared to $1,592,573 and $3,021,814 for the three and six months ended June 30, 2017, respectively, which represents a decrease in earnings of $1,935,557 (122%) and $2,009,053 (66%) for the three and six month periods, respectively.  Generally, earnings were negatively impacted by non-recurring costs related to the Hometown acquisition.

Net Interest Income

Net interest income for the three and six months ended June 30, 2018 increased $2,083,068 (35%) and increased $2,516,379 (22%), respectively, when compared to the same periods in 2017. For the three and six month periods ended June 30, 2018, the average balance of net interest earning assets over liabilities increased by approximately $19,958,000 and $19,836,000, respectively, when compared to the same periods in 2017. For the three and six month periods ended June 30, 2018, the net interest margin increased 20 basis points to 3.54% and 9 basis points to 3.43%, respectively, when compared to the same periods in 2017.

Loan discount accretion and amortization of fair value adjustments for time deposits and subordinated debentures from the Hometown acquisition resulted in an additional $454,792 in net interest income for the three months ended June 30, 2018, with no comparable amounts during the same period in 2017. Combined, these components of net interest income contributed 20 and 12 basis points to net interest margin for the three and six months ended June 30, 2018.

Interest Income

Total interest income for the three and six months ended June 30, 2018 increased $3,137,617 (43%) and $4,322,531 (31%), respectively, as compared to the three and six months ended June 30, 2017. For the three and six month period ended June 30, 2018 compared to the same periods in 2017, the average yield on interest earning assets increased 50 basis points to 4.61% and increased 41 basis points to 4.49%, while the average balance of interest earning assets increased approximately $195,689,000 for the three month period and increased approximately $130,914,000 for the six month period. Increased average interest-earning balances were primarily attributable to the Hometown acquisition along with organic loan growth when compared to the same periods in 2017. The increase in the average yield on interest-earning assets was primarily due to loan discount accretion of $360,812, discussed above.

Interest Expense

Total interest expense for the three and six months ended June 30, 2018 increased $1,054,549 (78%) and $1,806,152 (72%), respectively, when compared to the three and six months ended June 30, 2017. For the three and six months period ended June 30, 2018 compared to the same periods in 2017, the average cost of interest bearing liabilities increased 34 basis points to 1.24% and increased 38 basis points to 1.23%, while the average balance of interest bearing liabilities increased approximately $175,731,000 for the three month period and increased approximately $111,078,000 for the six month period. Increased average interest-bearing balances were primarily attributable to the deposit and subordinated debenture growth, which was due to the Hometown acquisition, offset by a decline in average balances of FHLB advances. The increase in the average cost of interest-bearing liabilities was primarily due to an increased rates on retail deposits and FHLB borrowings which was partially offset by the deposit and subordinated debentures adjustments, discussed above.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $500,000 and $725,000 for the three months and six months ended June 30, 2018, respectively, compared to $575,000 and $1,050,000 for the same periods in 2017.

The Company’s increase in provision was primarily due to the increased construction loan balances which carry a higher general reserve.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio continues to increase or other circumstances warrant.

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

Noninterest Income

Noninterest income increased $586,752 (43%) and $676,426 (26%) for the three months and six months ended June 30, 2018, respectively, when compared to the three months and six months ended June 30, 2017. This is primarily due to the Company’s increase in fixed-rate mortgage loan income of approximately $93,000 and $64,000 and increase in gains on sale of SBA loans of approximately $101,000 and $141,000 for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. Increases in service charges of approximately $261,000 and $311,000 for the three and six months ended June 30, 2018 were attributable primarily to the April 2018 Hometown acquisition.

Noninterest Expense

Noninterest expenses increased $5,654,721 (124%) and $6,710,956 (75%) for the three and six months ended June 30, 2018 when compared to the same periods in 2017. The increase is due to a few significant factors.

Due to the Company’s acquisition of Hometown, $3,192,050 and $3,420,050 of one-time, nonrecurring merger costs were incurred for the three and six months ended June 30, 2018.  The costs relate to legal, accounting and investment advisory fees, as well as the cost incurred for termination of a specific vendor core processing contract of approximately $2 million.

Salaries and employee benefits increased $1,167,093 (40%) and $1,482,746 (26%) for the three and six months ended June 30, 2018 when compared to the same periods in 2017. The increase is primarily due to the Company’s existing expansion in the Joplin, Missouri market (pre-acquisition) and the Hometown acquisition which contributed $604,000 of additional expense for the three and six months ended June 30,2018.

Occupancy expenses increased $552,511 (114%) and $836,689 (86%) for the three and six months ended June 30, 2018 when compared to the same periods in 2017. Lease expense on the new headquarters facility began in January 2018 and total expense was approximately $155,000 and $310,000 for the three and six months ended June 30, 2018. The remaining increases relate to depreciation on furniture and fixtures for the new facility and the newly acquired assets from the Hometown acquisition.

Data processing increased $231,924 (100%) and $305,140 (66%) for the three and six months ended June 30, 2018 when compared to the same periods in 2017. The increase is primarily due to increased technology investments for the new headquarters facility and additional core processing expense associated with the Hometown acquisition.

Amortization expense of the core deposit intangible from the Hometown acquisition was $220,000 for the three and six months ended June 30, 2018. There was no amortization expense for the same periods in 2017.

Provision for Income Taxes

The provision for income taxes decreased by $974,344 (187%) and $1,184,098 (116%) for the three and six months ended June 30, 2018 when compared to the same periods of 2017. The decrease in the provision for income taxes is primarily due to the reduction in taxable income, the increased utilization of tax credits and the decline in federal tax rates as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2018 and December 31, 2017 was 63.6% and 71.3%, respectively.  Total loans classified as substandard, doubtful or loss as of June 30, 2018, were $20,975,000 or 2.18% of total assets as compared to $14,134,000 or 1.78% of total assets at December 31, 2017.  At June 30, 2018, acquired loans from Hometown made up $6.0 million of loans classified as substandard.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2018	12/31/2017	12/31/2016
Nonperforming loans	$11,909	$9,961	$8,632
Real estate acquired in settlement of loans	1,547	283	2,682
Total nonperforming assets	$13,456	$10,244	$11,314

Total nonperforming assets as a percentage of total assets	1.40%	1.29%	1.64%
Allowance for loan losses	$7,573	$7,107	$5,742
Allowance for loan losses as a percentage of gross loans	0.97%	1.12%	1.05%

Included in the table above is $1.8 million of nonperforming loans acquired from Hometown and $1.2 million in real estate acquired in settlement of loans.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $30,357,247 as of June 30, 2018 and $37,406,930 as of December 31, 2017, representing a decrease of $7,049,683. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution.  As of June 30, 2018, the Bank’s common equity Tier 1 ratio was 10.48%, the Bank’s Tier 1 leverage ratio was 11.35%, its Tier 1 risk-based capital ratio was 10.48% and the Bank’s total risk-based capital ratio was 11.33% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as of June 30, 2018.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2018 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$143,619	$8,239	6%	15.32%	1.18%
+100	140,972	5,592	4%	14.87%	0.73%
NC	135,380	-	0%	14.14%	0.00%
-100	129,587	(5,793)	-4%	13.42%	-0.72%
-200	115,811	(19,569)	-14%	11.92%	-2.22%

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

During the quarter ended June 30, 2018, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits
10.1	Written Description of 2018 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers* (1)
11.	Statement re: computation of per share earnings (set forth in “Note 9: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 9, 2018
Shaun A. Burke
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 9, 2018
Carter Peters
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)