Form 10-Q
period 2018-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2018-11-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2018
Common Stock, Par Value $0.10 per share	4,451,723 Shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	9/30/18	12/31/17
ASSETS
Cash and due from banks	$5,222,458	$4,094,694
Interest-bearing deposits in other financial institutions	25,989,332	33,312,236
Cash and cash equivalents	31,211,790	37,406,930
Available-for-sale securities	85,605,143	81,478,673
Held-to-maturity securities	12,722	16,457
Stock in Federal Home Loan Bank, at cost	5,043,200	4,597,500
Mortgage loans held for sale	961,654	1,921,819
Loans receivable, net of allowance for loan losses of September 30, 2018 - $7,731,707 - December 31, 2017 - $7,107,418	780,316,319	629,605,009
Accrued interest receivable	3,403,810	2,449,847
Prepaid expenses and other assets	7,518,208	3,846,686
Goodwill	2,615,352	-
Core deposit intangible	3,205,714	-
Foreclosed assets held for sale	1,133,160	282,785
Premises and equipment, net	22,158,095	10,607,094
Bank owned life insurance	20,083,039	19,740,623
Deferred and income taxes receivable	3,112,541	2,506,097
	$966,380,747	$794,459,520

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$760,729,322	$607,364,350
Federal Home Loan Bank advances	96,700,000	94,300,000
Note payable to bank	5,000,000	-
Subordinated debentures	21,782,794	15,465,000
Advances from borrowers for taxes and insurance	730,438	180,269
Accrued expenses and other liabilities	2,032,290	1,962,865
Accrued interest payable	791,216	295,543
	887,766,060	719,568,027

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2018 and December 31, 2017 - 6,895,503 and 6,878,503 shares; respectively	689,550	687,850
Additional paid-in capital	51,266,714	50,856,069
Retained earnings, substantially restricted	64,025,061	60,679,308
Accumulated other comprehensive loss	(391,610)	(206,193)
	115,589,715	112,017,034
Treasury stock, at cost; September 30, 2018 and December 31, 2017 - 2,443,780 and 2,453,728 shares, respectively	(36,975,028)	(37,125,541)
	78,614,687	74,891,493
	$966,380,747	$794,459,520

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Interest Income
Loans	$12,773,881	$7,052,544	$29,971,163	$20,042,667
Investment securities	523,736	431,560	1,466,036	1,361,069
Other	80,258	41,083	276,117	134,361
	13,377,875	7,525,187	31,713,316	21,538,097
Interest Expense
Deposits	1,825,559	893,197	4,967,743	2,261,752
FHLB advances	481,968	419,918	1,221,312	1,269,543
Subordinated debentures	282,393	160,075	728,954	467,665
Other	58,949	-	62,782	-
	2,648,869	1,473,190	6,980,791	3,998,960
Net Interest Income	10,729,006	6,051,997	24,732,525	17,539,137
Provision for Loan Losses	200,000	450,000	925,000	1,500,000
Net Interest Income After Provision for Loan Losses	10,529,006	5,601,997	23,807,525	16,039,137
Noninterest Income
Service charges	475,484	311,070	1,344,661	869,102
Net gain (loss) on sale of investment securities	(885)	11,199	(8,090)	73,473
Gain on sale of mortgage loans held for sale	595,384	618,732	1,591,869	1,550,880
Gain on sale of Small Business Administration loans	263,755	228,895	659,996	484,240
Net gain (loss) on foreclosed assets	(459,308)	47,787	(338,496)	56,051
Other income	587,328	353,186	1,484,669	1,133,548
	1,461,758	1,570,869	4,734,609	4,167,294
Noninterest Expense
Salaries and employee benefits	3,887,582	3,052,417	11,162,747	8,844,836
Occupancy	1,112,702	591,961	2,920,774	1,563,344
FDIC deposit insurance premiums	101,762	63,522	296,897	176,011
Impairment on investment tax credits	-	146,857	-	146,857
Data processing	328,692	268,508	1,095,584	730,260
Advertising	131,250	131,250	397,150	393,750
Merger costs	150,877	-	3,570,927	-
Other expense	952,984	757,317	2,920,262	2,144,310
	6,665,849	5,011,832	22,364,341	13,999,368
Income Before Income Taxes	5,324,915	2,161,034	6,177,793	6,207,063
Provision for Income Taxes	1,390,673	443,651	1,230,790	1,467,866
Net Income Available to Common Shareholders	$3,934,242	$1,717,383	$4,947,003	$4,739,197

Basic Income Per Common Share	$0.89	$0.39	$1.12	$1.08
Diluted Income Per Common Share	$0.88	$0.39	$1.10	$1.07

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
NET INCOME	$3,934,242	$1,717,383	$4,947,003	$4,739,197
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(766,021)	(39,661)	(2,455,951)	1,408,504
Change in unrealized gain (loss) on interest rate swaps, before income taxes	430,248	(76,222)	2,198,977	151,420
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	885	(11,199)	8,090	(73,473)
Total other items of comprehensive income (loss)	(334,888)	(127,082)	(248,884)	1,486,451
Income tax expense related to other items of comprehensive income (loss)	(85,397)	(47,022)	(63,467)	549,986
Other comprehensive income (loss)	(249,491)	(80,060)	(185,417)	936,465
TOTAL COMPREHENSIVE INCOME	$3,684,751	$1,637,323	$4,761,586	$5,675,662

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$687,850	$50,856,069	$(37,125,541)	$60,679,308	$(206,193)	$74,891,493
Net income	-	-	-	4,947,003	-	4,947,003
Other comprehensive income (loss)	-	-	-	-	(185,417)	(185,417)
Dividends on common stock ($0.36 per share)	-	-	-	(1,601,250)	-	(1,601,250)
Stock award plans	-	125,878	150,513	-	-	276,391
Stock options exercised	1,700	284,767	-	-	-	286,467
Balance, September 30, 2018	$689,550	$51,266,714	$(36,975,028)	$64,025,061	$(391,610)	$78,614,687

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	9/30/2018	9/30/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,947,003	$4,739,197
Items not requiring (providing) cash:
Deferred income taxes	706,286	(603,683)
Depreciation	1,096,490	791,473
Provision for loan losses	925,000	1,500,000
Gain on sale of mortgage loans held for sale and investment securities	(1,583,779)	(1,624,353)
Gain (loss) on sale of foreclosed assets	308,811	(119,157)
Gain on sale of Small Business Administration Loans	(659,996)	(484,240)
Amortization of deferred income, premiums and discounts	453,575	728,144
Amortization of intangible assets	314,286	-
Accretion of purchase accounting adjustments	(3,282,074)	-
Stock award plan expense	276,391	330,985
Origination of loans held for sale	(52,789,116)	(52,757,873)
Proceeds from sale of loans held for sale	55,341,150	53,975,866
Increase in cash surrender value of bank owned life insurance	(342,416)	(350,826)
Changes in:
Accrued interest receivable	(953,963)	(217,215)
Prepaid expenses and other assets	6,203,190	44,393
Accounts payable and accrued expenses	(1,441,136)	529,150
Income taxes receivable	(8,972)	232,186
Net cash provided by operating activities	9,510,730	6,714,047
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of loans	9,489,176	24,919,859
Net change in loans	(13,591,488)	(105,083,322)
Principal payments on available-for-sale securities	12,202,207	5,153,878
Principal payments on held-to-maturity securities	3,735	9,104
Purchase of premises and equipment	(2,581,491)	(1,633,608)
Net cash received for acquisition	2,455,964	-
Purchase of available-for-sale securities	(25,151,079)	(13,350,996)
Proceeds from sale of available-for-sale securities	13,602,508	18,388,216
Redemption (purchase) of Federal Home Loan Bank stock	(445,700)	473,500
Purchase of tax credit investments	(3,617,366)	(1,214,781)
Proceeds from sale of foreclosed assets held for sale	187,468	2,433,660
Net cash used in investing activities	(7,446,066)	(69,904,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(1,598,016)	(1,325,308)
Net increase in demand deposits, NOW accounts and savings accounts	69,132,414	50,768,740
Net increase (decrease) in certificates of deposit	(76,871,838)	27,957,127
Proceeds from Federal Home Loan Bank advances	470,835,000	333,700,000
Repayments of Federal Home Loan Bank and Federal Reserve advances	(470,435,000)	(346,600,000)
Proceeds from issuance of notes payable	5,000,000	-
Repayment of notes payable	(3,000,000)	-
Net decrease of securities sold under agreements to repurchase	(2,159,000)	-
Advances from borrowers for taxes and insurance	550,169	322,627
Stock options exercised	286,467	-
Net cash provided by (used in) financing activities	(8,259,804)	64,823,186
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,195,140)	1,632,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,406,930	9,088,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,211,790	$10,721,184

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.

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

Pro Forma Financial Information

The results of operations of Hometown have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results (unaudited) for the three and nine months ended September 30, 2018 and 2017, as if the Hometown acquisition occurred as of the beginning of the reporting periods presented.

	Three months ended September 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$10,729	$7,597
Provision for loan losses	200	437
Net interest income after provision for loan losses	10,529	7,160
Non interest income	1,462	1,753
Non interest expense	6,666	6,898
Income before income taxes	5,325	2,015
Provision for income taxes	1,391	680
Net income	$3,934	$1,335
Basic income per common share	$0.89	$0.31
Diluted income per common share	$0.88	$0.30

	Nine months ended September 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$26,445	$22,792
Provision for loan losses	925	1,313
Net interest income after provision for loan losses	25,520	21,479
Non interest income	5,036	5,258
Non interest expense	24,391	20,693
Income before income taxes	6,165	6,044
Provision for income taxes	1,260	2,040
Net income	$4,905	$4,004
Basic income per common share	$1.12	$0.92
Diluted income per common share	$1.10	$0.90

The pro forma information is presented for information purposes only and not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The pro forma information includes net losses from Hometown of approximately ($163,000) and ($313,000) for the three and nine months ended September 30, 2017, respectively.

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2018
Debt Securities:
Municipals	$34,569,371	$2,046	$(1,231,864)	$33,339,553
Corporates	3,000,000	-	(17,024)	2,982,976
Government sponsored mortgage-backed securities and SBA loan pools	51,197,672	22,354	(1,937,412)	49,282,614
	$88,767,043	$24,400	$(3,186,300)	$85,605,143

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Corporates	3,000,000	65,000	-	3,065,000
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
	$82,323,052	$328,155	$(1,172,534)	$81,478,673

Maturities of available-for-sale debt securities as of September 30, 2018:

	Amortized Cost	Approximate Fair Value
Less than 1 year	-	-
1-5 years	430,889	428,979
6-10 years	11,928,256	11,601,504
After 10 years	25,210,226	24,292,046
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	51,197,672	49,282,614
	$88,767,043	$85,605,143

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2018
Debt Securities:
Government sponsored mortgage-backed securities	$12,722	$154	$(71)	$12,805

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$16,457	$327	$(55)	$16,729

Maturities of held-to-maturity securities as of September 30, 2018:

	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$12,722	$12,805

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $29,466,642 and $35,774,863 as of September 30, 2018 and December 31, 2017, respectively. The approximate fair value of pledged securities amounted to $28,493,596 and $35,355,969 as of September 30, 2018 and December 31, 2017, respectively.

Realized gains and losses are recorded as net securities gains. Gains on sales of securities are determined on the specific identification method. Gross gains (losses) of ($8,090) and $73,473 as of September 30, 2018 and September 30, 2017, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains (losses) was ($2,063) and $27,185 as of September 30, 2018 and September 30, 2017, respectively.

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

               Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 and December 31, 2017, was $80,223,968 and $62,107,660, respectively, which is approximately 94% and 76% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	September 30, 2018

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporates	$2,982,976	$(17,024)	$-	$-	$2,982,976	$(17,024)
Municipals	15,318,000	(360,210)	16,854,043	(871,654)	32,172,043	(1,231,864)
Government sponsored mortgage-backed securities and SBA loan pools	13,890,846	(324,934)	31,178,103	(1,612,549)	45,068,949	(1,937,483)
	$32,191,822	$(702,168)	$48,032,146	$(2,484,203)	$80,223,968	$(3,186,371)

	December 31, 2017

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$11,024,593	$(103,747)	$8,802,796	$(159,874)	$19,827,389	$(263,621)
Government sponsored mortgage-backed securities and SBA loan pools	20,088,694	(253,907)	22,191,577	(655,006)	42,280,271	(908,913)
	$31,113,287	$(357,654)	$30,994,373	$(814,880)	$62,107,660	$(1,172,534)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2018 and December 31, 2017 include:

	September 30,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$135,292,752	$106,300,790
Multi-family	93,320,376	85,225,074
Real estate - construction	90,819,134	64,743,582
Real estate - commercial	313,283,043	261,866,285
Commercial loans	122,288,207	94,522,840
Consumer and other loans	33,745,549	24,716,447
Total loans	788,749,061	637,375,018
Less:
Allowance for loan losses	(7,731,707)	(7,107,418)
Deferred loan fees/costs, net	(701,035)	(662,591)
Net loans	$780,316,319	$629,605,009

Classes of loans by aging at September 30, 2018 and December 31, 2017 were as follows:

As of September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$68	$181	$2,238	$2,487	$132,806	$135,293	$-
Multi-family	-	5,990	-	5,990	87,330	93,320	-
Real estate - construction	323	-	-	323	90,496	90,819	-
Real estate - commercial	2,667	1,054	698	4,419	308,864	313,283	-
Commercial loans	1,386	73	212	1,671	120,617	122,288	-
Consumer and other loans	909	9	7	925	32,821	33,746	-
Total	$5,353	$7,307	$3,155	$15,815	$772,934	$788,749	$-

As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$510	$731	$2,495	$3,736	$102,565	$106,301	$-
Multi-family	775	-	-	775	84,450	85,225	-
Real estate - construction	-	-	-	-	64,744	64,744	-
Real estate - commercial	243	135	-	378	261,488	261,866	-
Commercial loans	276	-	588	864	93,659	94,523	-
Consumer and other loans	8	8	-	16	24,700	24,716	-
Total	$1,812	$874	$3,083	$5,769	$631,606	$637,375	$-

At September 30, 2018, there were purchased credit impaired loans of $2,015,591 30-59 days past due, $560,683 60-89 days past due and $387,003 that were greater than 90 days past due.

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$4,407,862	$4,423,074
Multi-family	-	-
Real estate - construction	4,179,409	4,452,409
Real estate - commercial	4,212,886	161,491
Commercial loans	1,167,417	802,628
Consumer and other loans	16,561	121,915
Total	$13,984,135	$9,961,517

At September 30, 2018, purchased credit impaired loans comprised $3.0 million of nonaccrual loans.

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2018 and 2017:

Three months ended September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573
Provision charged to expense	(219)	158	96	97	(44)	65	47	$200
Losses charged off	-	-	(3)	-	(14)	(74)	-	$(91)
Recoveries	36	-	1	-	4	9	-	$50
Balance, end of period	$2,301	$1,945	$1,331	$650	$1,031	$367	$107	$7,732

Nine months ended September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(13)	155	386	186	98	185	(72)	$925
Losses charged off	-	-	(3)	-	(110)	(301)	-	$(414)
Recoveries	70	1	2	-	12	29	-	$114
Balance, end of period	$2,301	$1,945	$1,331	$650	$1,031	$367	$107	$7,732

Three months ended September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,739	$1,954	$936	$323	$1,226	$335	$127	$6,640
Provision charged to expense	524	(116)	(81)	52	(99)	126	44	$450
Losses charged off	-	(71)	-	-	-	(46)	-	$(117)
Recoveries	16	-	1	-	7	12	-	$36
Balance, end of period	$2,279	$1,767	$856	$375	$1,134	$427	$171	$7,009

Nine months ended September 30, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	847	151	2	169	40	231	60	$1,500
Losses charged off	-	(71)	(11)	-	(85)	(169)	-	$(336)
Recoveries	55	-	9	-	11	28	-	$103
Balance, end of period	$2,279	$1,767	$856	$375	$1,134	$427	$171	$7,009

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$552	$51	$606	$-	$231	$26	$-	$1,466
Ending balance: collectively evaluated for impairment	$1,749	$1,894	$725	$650	$800	$341	$107	$6,266
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,180	$922	$4,405	$5,990	$863	$153	$-	$16,513
Ending balance: collectively evaluated for impairment	$86,639	$309,488	$130,888	$87,330	$121,382	$33,145	$-	$768,872
Ending balance: loans acquired with deteriorated credit quality	$-	$2,873	$-	$-	$43	$448	$-	$3,364

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi- family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

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

The following table summarizes the recorded investment in impaired loans at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$836	$836	$-	$3,180	$3,180	$-
Multi-family	-	-	-	775	775	-
Real estate - construction	-	-	-	2,840	2,840	-
Real estate - commercial	3,549	3,549	-	161	161	-
Commercial loans	242	242	-	465	465	-
Consumer and other loans	457	457	-	3	3	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$3,569	$3,569	$606	$1,244	$1,244	$127
Multi-family	5,990	5,990	-	-	-	-
Real estate - construction	4,180	5,413	552	1,612	2,845	738
Real estate - commercial	246	246	51	-	-	-
Commercial loans	664	664	231	274	274	246
Consumer and other loans	144	144	26	273	273	138
Total
Real estate - residential mortgage:
One to four family units	$4,405	$4,405	$606	$4,424	$4,424	$127
Multi-family	5,990	5,990	-	775	775	-
Real estate - construction	4,180	5,413	552	4,452	5,685	738
Real estate - commercial	3,795	3,795	51	161	161	-
Commercial loans	906	906	231	739	739	246
Consumer and other loans	601	601	26	276	276	138
Total	$19,877	$21,110	$1,466	$10,827	$12,060	$1,249

The above amounts include purchased credit impaired loans. At September 30, 2018, purchased credit impaired loans comprised $3.4 million of impaired loans without a specific valuation allowance.

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2018		September 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,025	$-	$1,946	$-
Multi-family	2,001	25	-	-
Real estate - construction	-	-	2,937	-
Real estate - commercial	2,496	-	161	-
Commercial loans	143	-	504	-
Consumer and other loans	93	-	2	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$3,308	$-	$183	$-
Multi-family	1,997	-	-	-
Real estate - construction	4,212	-	2,373	-
Real estate - commercial	190	-	-	-
Commercial loans	566	-	431	-
Consumer and other loans	84	-	123	-
Total
Real estate - residential mortgage:
One to four family units	$4,333	$-	$2,129	$-
Multi-family	3,998	25	-	-
Real estate - construction	4,212	-	5,310	-
Real estate - commercial	2,686	-	161	-
Commercial loans	709	-	935	-
Consumer and other loans	177	-	125	-
Total	$16,115	$25	$8,660	$-

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,649	$-	$1,886	$-
Multi-family	1,006	25	-	-
Real estate - construction	1,525	-	2,964	-
Real estate - commercial	2,383	46	360	-
Commercial loans	658	-	557	-
Consumer and other loans	37	-	8	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,671	$-	$90	$-
Multi-family	666	-	-	-
Real estate - construction	2,774	-	2,395	-
Real estate - commercial	81	-	-	-
Commercial loans	457	-	481	-
Consumer and other loans	116	-	94	-
Total
Real estate - residential mortgage:
One to four family units	$4,320	$-	$1,976	$-
Multi-family	1,672	25	-	-
Real estate - construction	4,299	-	5,359	-
Real estate - commercial	2,464	46	360	-
Commercial loans	1,115	-	1,038	-
Consumer and other loans	153	-	102	-
Total	$14,023	$71	$8,835	$-

At September 30, 2018, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table summarizes, by class, loans that were newly classified as TDRs for the three months ended September 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	3	225,046	225,046
Consumer and other loans	-	-	-
Total	3	$225,046	$225,046

The following table summarizes, by type of concession, loans that were newly classified as TDRs for the three months ended September 30, 2018:

	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	30,130	194,916	225,046
Consumer and other loans	-	-	-	-
Total	$-	$30,130	$194,916	$225,046

The following table presents the carrying balance of TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Real estate - residential mortgage:
One to four family units	$1,219,575	$1,290,462
Multi-family	-	-
Real estate - construction	4,179,409	4,452,409
Real estate - commercial	5,551,695	5,666,096
Commercial loans	748,827	214,529
Consumer and other loans	-	118,855
Total	$11,699,506	$11,742,351

The Bank has allocated $877,637 and $372,321 of specific reserves to customers whose loan terms have been modified in TDR as of September 30, 2018 and December 31, 2017, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ending September 30, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2018 and December 31, 2017:

September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$86,547	$299,714	$128,506	$87,330	$118,593	$33,193	$753,883
Special Mention	-	5,574	1,095	-	2,238	-	8,907
Substandard	4,272	7,995	5,692	5,990	1,457	553	25,959
Doubtful	-	-	-	-	-	-	-
Total	$90,819	$313,283	$135,293	$93,320	$122,288	$33,746	$788,749

December 31, 2017	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$60,291	$254,658	$96,723	$84,450	$93,102	$24,440	$613,664
Special Mention	-	5,578	3,799	-	200	-	9,577
Substandard	4,453	1,630	5,779	775	708	276	13,621
Doubtful	-	-	-	-	513	-	513
Total	$64,744	$261,866	$106,301	$85,225	$94,523	$24,716	$637,375

The above amounts include purchased credit impaired loans. At September 30, 2018, purchased credit impaired loans comprised of $3.4 million were rated “Substandard”.

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. During the three months ended September 30, 2018, the Company had $4.3 million of unexpected full payoffs of certain purchased credit impaired loans and recognized $1.8 million of yield accretion due to these payoffs.

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at September 30, 2018. The amount of these loans is shown below:

September 30,
2018
(In Thousands)
Real estate - commercial	$3,491
Commercial loans	50
Consumer and other loans	680
Outstanding balance	$4,221
Carrying amount, net of fair value adjustment of $857 at September 30, 2018	$3,364

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three and nine months ended September 30, 2018:

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
	(In Thousands)	(In Thousands)
Balance at beginning of period	$204	$238
Additions	-	-
Accretion	(1,724)	(1,758)
Reclassification from nonaccretable difference	1,554	1,554
Disposals	-	-
Balance at end of period	$34	$34

During the three and nine months ended September 30, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 7: Goodwill and Other Intangible Assets

The Company recorded $2.6 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three months ended September 30, 2018.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $2.6 million at September 30, 2018.

Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2018 were as follows:

September 30,
2018
(In Thousands)
Goodwill	$2,615
Core deposit intangible:
Gross carrying amount	3,520
Accumulated amortization	(314)
Core deposit intangible, net	3,206
Outstanding balance	$5,821

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2018 is as follows:

Amortizaton Expense
(In Thousands)
Remainder of 2018	$94
2019	377
2020	377
2021	377
2022	377
2023	377
Thereafter	1,227
Total	$3,206

Note 8: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2017 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2018:

Stock Options

	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2018	46,000	25,000	$15.74
Granted	-	-	-
Exercised	(12,000)	(5,000)	7.78
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of September 30, 2018	14,000	10,000	$5.16
Options exercisable as of September 30, 2018	14,000	10,000	$5.16

The total intrinsic value of stock options exercised for the nine months ended September 30, 2018 and 2017 was $267,366 and $0, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $452,100 and $669,800 at September 30, 2018 and 2017, respectively.

	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	45,550	$16.44
Granted	12,838	22.41
Vested	(25,063)	16.31
Forfeited	-	-
Balance of shares non-vested as of September 30, 2018	33,325	$18.83

In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $22.41 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the nine months ended September 30, 2018 and 2017 was $103,926 and $101,099, respectively.

For the nine months ended September 30, 2018 and 2017, the Company granted 6,986 and 6,426 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the nine months ended September 30, 2018 and 2017 was $135,810 and $159,413, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	55,823	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of September 30, 2018	55,823	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the nine months ended September 30, 2018 and 2017 was $253,513 and $102,529, respectively.

Total stock-based compensation expense recognized for the three months ended September 30, 2018 and 2017 was $159,115 and $136,263, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2018 and 2017 was $493,249 and $363,041, respectively. As of September 30, 2018, there was $712,949 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 9: Income Per Common Share

	For three months ended September 30, 2018			For nine months ended September 30, 2018
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$3,934,242	4,418,196	$0.89	$4,947,003	4,406,830	$1.12
Effect of Dilutive Securities		72,389			72,058
Diluted Income Per Common Share	$3,934,242	4,490,585	$0.88	$4,947,003	4,478,888	$1.10

	For three months ended September 30, 2017			For nine months ended September 30, 2017
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,717,383	4,374,725	$0.39	$4,739,197	4,370,877	$1.08
Effect of Dilutive Securities		72,841			64,815
Diluted Income Per Common Share	$1,717,383	4,447,566	$0.39	$4,739,197	4,435,692	$1.07

Stock options to purchase 32,500 shares of common stock were outstanding during the three and nine months ended September 30, 2017 but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation processes for Level 3 measurements. This ASU modifies disclosures relating to investments in certain entities that calculate net asset value. Additional disclosures required by this ASU include: 1) change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The prospective method of transition is required for the new disclosure requirements. The other amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years or January 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2018, the Company reported a $1,995,892 unrealized gain, net of a $683,158 tax effect, in other comprehensive income related to this cash flow hedge, with the offset recorded in Prepaid expenses and other assets on the balance sheet. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the quarter ended September 30, 2018, there was no ineffectiveness attributable to the cash flow hedge.

A summary of the Company’s derivative financial instruments at September 30, 2018 is shown in the following table:

Forward Start Inception Date	Termination Date	Derivative Type	Notional Amount	Rate Paid	Rate Hedged	Estimated Fair Value at September 30, 2018

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$2,679,050

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

9/30/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,339	$-	$33,339
Corporates	-	2,983	-	2,983
Government sponsored mortgage-backed securities and SBA loan pools	-	49,283	-	49,283
Available-for-sale securities	$-	$85,605	$-	$85,605

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$2,679	$-	$2,679

12/31/2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,898	$-	$33,898
Corporates	-	3,065	-	3,065
Government sponsored mortgage-backed securities and SBA loan pools	-	44,515	-	44,515
Available-for-sale securities	$-	$81,478	$-	$81,478

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Interest rate swaps	$-	$568	$-	$568

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2018	$-	$-	$9,574	$9,574

December 31, 2017	$-	$-	$2,224	$2,224

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2018	$-	$-	$976	$976

December 31, 2017	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2018 or 2017. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$9,574	Market Comparable	Discount to reflect realizable value	0%	-	100%	(5%)

Foreclosed assets held for sale	$976	Market Comparable	Discount to reflect realizable value		N/A

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

Loans

For September 30, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$31,211,790	$31,211,790	1
Held-to-maturity securities	12,722	12,805	2
Federal Home Loan Bank stock	5,043,200	5,043,200	2
Mortgage loans held for sale	961,654	961,654	2
Loans, net	780,316,319	775,577,411	3
Interest receivable	3,403,810	3,403,810	2
Financial liabilities:
Deposits	760,729,322	758,855,539	2
Federal Home Loan Bank advances	96,700,000	96,728,237	2
Subordinated debentures	21,782,794	21,782,794	3
Notes payable	5,000,000	5,000,000	2
Interest payable	791,216	791,216	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2017
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$37,406,930	$37,406,930	1
Held-to-maturity securities	16,457	16,729	2
Federal Home Loan Bank stock	4,597,500	4,597,500	2
Mortgage loans held for sale	1,921,819	1,921,819	2
Loans, net	629,605,009	627,498,508	3
Interest receivable	2,449,847	2,449,847	2
Financial liabilities:
Deposits	607,364,350	606,548,280	2
Federal Home Loan Bank advances	94,300,000	94,417,733	2
Subordinated debentures	15,465,000	15,465,000	3
Interest payable	295,543	295,543	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and 2017.

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

On April 2, 2018, pursuant to the previously announced Agreement and Plan of Merger dated as of November 30, 2017 (the “Merger Agreement”) by and between Guaranty Federal Bancshares and Hometown, Hometown merged with and into Guaranty Federal Bancshares with Guaranty Federal Bancshares being the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Hometown common stock was converted into the right to receive $20.00 in cash. In the aggregate, the Company paid $4.6 million in respect of the outstanding shares of Hometown common stock. Hometown’s subsidiary bank, Hometown Bank, was merged into Guaranty Bank on June 8, 2018.

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

Financial Condition

The Company’s total assets increased $171,921,227 (22%) from $794,459,520 as of December 31, 2017, to $966,380,747 as of September 30, 2018. The increase is primarily due to the Hometown assets acquired of $178,785,000.

Available-for-sale securities increased $4,126,470 (5%) from $81,478,673 as of December 31, 2017, to $85,605,143 as of September 30, 2018. The increase was attributable primarily to $7,521,000 in securities acquired in the Hometown acquisition. The Company also had purchases of $25,151,079 offset by sales and principal payments of $25,804,714 and an increase in unrealized losses of $2,317,521 when compared December 31, 2017.

Net loans receivable increased by $150,711,310 (24%) from $629,605,009 as of December 31, 2017 to $780,316,319 as of September 30, 2018. The increase was attributable in large part to the Hometown acquisition, which added loans totaling $143,919,000 at fair value. The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $624,289 (9%) from $7,107,418 as of December 31, 2017 to $7,731,707 as of September 30, 2018. In addition to the provision for loan losses of $925,000 recorded by the Company for the nine months ended September 30, 2018, charge-offs of specific loans (classified as nonperforming at December 31, 2017) exceeded loan recoveries by $300,711. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2018 and December 31, 2017 was 0.98% and 1.12%, respectively. The allowance for loan losses including the discount and premiums on acquired loans, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2018 was 1.36%. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2018 and December 31, 2017 was 55.3% and 71.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

Goodwill increased $2,615,532 (100%) and core deposit intangible increased $3,205,714 (100%) as of September 30, 2018 when compared to December 31, 2017. The increases are due to the Hometown acquisition and are further discussed in Note 7 to the Condensed Consolidated Financial Statements.

Premises and equipment increased $11,551,001 (109%) from $10,607,094 as of December 31, 2017 to $22,158,095 as of September 30, 2018. This is increase is primarily due to the $10,066,000 of fixed assets acquired from the Hometown acquisition.

Deposits increased $153,364,972 (25%) from $607,364,350 as of December 31, 2017, to $760,729,322 as of September 30, 2018. The deposit growth was attributable in large part to the Hometown acquisition, which added deposits of $161,248,424 at fair value. For the nine months ended September 30, 2018, checking and savings accounts increased by $69,132,414 and certificates of deposit decreased by $76,871,838. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances increased $2,400,000 (3%) from $94,300,000 as of December 31, 2017 to $96,700,000 as of September 30, 2018. The Company acquired $2,000,000 in Federal Home Loan Bank advances due to the Hometown acquisition but the increase was offset by net principal reductions.

Note payable to bank increased $5,000,000 (100%) when compared to December 31, 2017. The Company opened a $5,000,000 revolving line of credit with a variable interest rate tied to Libor which matures on June 28, 2020. The funds were used to provide additional capital for funding Bank asset growth.

Subordinated debentures increased $6,317,794 (41%) from $15,465,000 as of December 31, 2017 to $21,782,794 as of September 30, 2018. The increase is due to the Hometown acquisition, which added $6,362,000 of subordinated debentures at fair value.

Stockholders’ equity (including net unrealized loss on available-for-sale securities and interest rate swaps) increased $3,723,194 (5%) from $74,891,493 as of December 31, 2017, to $78,614,687 as of September 30, 2018. The Company’s net income during this period exceeded dividends paid or declared by $3,345,753. On a per common share basis, tangible book value decreased from $17.10 as of December 31, 2017 to $16.48 as of September 30, 2018 due to the Hometown acquisition.

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

	Three months ended 9/30/2018			Three months ended 9/30/2017
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$787,638	$12,774	6.43%	$618,652	$7,052	4.52%
Investment securities	87,182	524	2.38%	84,577	432	2.03%
Other assets	18,257	80	1.74%	10,418	41	1.56%
Total interest-earning	893,077	13,378	5.94%	713,647	7,525	4.18%
Noninterest-earning	59,509			40,386
	$952,586			$754,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$42,412	29	0.27%	$30,026	15	0.20%
Transaction accounts	405,230	1,175	1.15%	348,925	524	0.60%
Certificates of deposit	208,534	622	1.18%	133,198	354	1.05%
FHLB advances	88,750	482	2.15%	89,246	420	1.87%
Other borrowed funds	5,000	59	4.68%	-	-	0.00%
Subordinated debentures	21,797	282	5.13%	15,465	160	4.10%
Total interest-bearing	771,723	2,649	1.36%	616,860	1,473	0.95%
Noninterest-bearing	103,817			62,599
Total liabilities	875,540			679,459
Stockholders’ equity	77,046			74,574
	$952,586			$754,033
Net earning balance	$121,354			$96,787
Earning yield less costing rate			4.58%			3.24%
Net interest income, and net yield spread on interest earning assets		$10,729	4.77%		$6,052	3.36%
Ratio of interest-earning assets to interest-bearing liabilities		116%			116%

	Nine months ended 9/30/2018			Nine months ended 9/30/2017
	Average Balance	Interest	Yield / Cost	Average B alance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$759,354	$29,971	5.28%	$598,925	$20,043	4.47%
Investment securities	86,457	1,466	2.27%	88,783	1,361	2.05%
Other assets	19,358	276	1.91%	12,623	134	1.42%
Total interest-earning	865,169	31,713	4.90%	700,331	21,538	4.11%
Noninterest-earning	58,903			40,512
	$924,072			$740,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$40,325	76	0.25%	$29,360	43	0.20%
Transaction accounts	407,895	3,231	1.06%	345,247	1,346	0.52%
Certificates of deposit	198,879	1,661	1.12%	119,011	873	0.98%
FHLB advances	77,436	1,221	2.11%	98,306	1,269	1.73%
Other borrowed funds	3,671	63	2.29%	-	-	0.00%
Subordinated debentures	20,705	729	4.71%	15,465	468	4.05%
Total interest-bearing	748,911	6,981	1.25%	607,389	3,999	0.88%
Noninterest-bearing	97,388			60,478
Total liabilities	846,299			667,867
Stockholders’ equity	77,773			72,976
	$924,072			$740,843
Net earning balance	$116,258			$92,942
Earning yield less costing rate			3.65%			3.23%
Net interest income, and net yield spread on interest earning assets		$24,732	3.82%		$17,539	3.35%
Ratio of interest-earning assets to interest-bearing liabilities		116%			115%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2018 and 2017

Net income for the three and nine months ended September 30, 2018 was $3,934,242 and $4,947,003, respectively, compared to $1,717,383 and $4,739,197 for the three and nine months ended September 30, 2017, respectively, which represents an increase in earnings of $2,216,859 (129%) and $207,806 (4%) for the three and nine month periods, respectively.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2018 increased $4,677,009 (77%) and $7,193,388 (41%), respectively, when compared to the same periods in 2017. For the three and nine month periods ended September 30, 2018, the average balance of net interest earning assets over liabilities increased by approximately $24,567,000 and $23,316,000, respectively, when compared to the same periods in 2017. For the three and nine month periods ended September 30, 2018, the net interest margin increased 141 basis points to 4.77% and 47 basis points to 3.82%, respectively, when compared to the same periods in 2017.

Loan discount accretion and amortization of fair value adjustments for time deposits and subordinated debentures from the Hometown acquisition resulted in an additional $2,639,322 and $2,906,154 in net interest income for the three and nine months ended September 30, 2018, with no comparable amounts during the same periods in 2017. The loan discount accretion for the three months ended September 30, 2018 was $2,733,302 of yield accretion, of which $1,766,977 was recognized upon the unexpected full payoffs of certain PCI loans totaling $4,302,563 during the quarter ended September 30, 2018. The total loan accretion income was significantly greater than originally projected during the quarter due to the accelerated cash flows received from loan principal paydowns and payoffs overall. Combined, these components of net interest income contributed 123 and 51 basis points to net interest margin for the three and nine months ended September 30, 2018.

Interest Income

Total interest income for the three and nine months ended September 30, 2018 increased $5,852,688 (78%) and $10,175,219 (47%), respectively, as compared to the three and nine months ended September 30, 2017. For the three and nine-month period ended September 30, 2018 compared to the same periods in 2017, the average yield on interest earning assets increased 176 basis points to 5.94% and increased 79 basis points to 4.90%, while the average balance of interest earning assets increased approximately $179,430,000 for the three-month period and increased approximately $164,838,000 for the nine-month period. Increased average interest-earning balances were primarily attributable to the Hometown acquisition along with organic loan growth when compared to the same periods in 2017. The increase in the average yield on interest-earning assets was primarily due to loan discount accretion of $2,733,302 and $3,094,114 for the three and nine months ended September 30, 2018, as discussed above.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2018 increased $1,175,679 (80%) and $2,981,831 (75%), respectively, when compared to the three and nine months ended September 30, 2017. For the three and nine-month period ended September 30, 2018 compared to the same periods in 2017, the average cost of interest bearing liabilities increased 41 basis points to 1.36% and increased 37 basis points to 1.25%, while the average balance of interest bearing liabilities increased approximately $154,863,000 for the three-month period and increased approximately $141,522,000 for the nine-month period. Increased average interest-bearing balances were primarily attributable to the deposit and subordinated debenture growth, which was due to the Hometown acquisition, offset by a decline in average balances of FHLB advances. The increase in the average cost of interest-bearing liabilities was primarily due to increased rates on retail deposits and FHLB borrowings which was partially offset by the deposit and subordinated debentures adjustments, discussed above.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $200,000 and $925,000 for the three months and nine months ended September 30, 2018, respectively, compared to $450,000 and $1,500,000 for the same periods in 2017.

The Company’s decrease in provision was primarily due to the decrease in construction loan balances to permanent commercial real estate loans which carry a lower general reserve based on risk. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio continues to increase or other circumstances warrant.

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

Noninterest Income

Noninterest income decreased $109,111 (7%) for the three months and increased $567,315 (14%) for the nine months ended September 30, 2018, respectively, when compared to the three months and nine months ended September 30, 2017. The decline for three months ended September 30, 2018 is primarily due to the Company’s write-downs of foreclosed assets held for sale, including two properties acquired from Hometown. The re-measurements and write-downs were due to a lack of sales activity, further review of surrounding property values and reductions in the property’s listing price (in most cases). Net loss on foreclosed assets were $459,308 and $338,496 for the three and nine months ended September 30, 2018 compared to net gains on foreclosed assets of $47,787 and 56,051 for the three and nine months ended September 30, 2017. The Company had increase in gains on sale of SBA loans of $34,860 and $175,756 for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. Increases in service charges of $164,418 and $475,563 for the three and nine months ended September 30, 2018 were attributable primarily to the April 2018 Hometown acquisition.

Noninterest Expense

Noninterest expenses increased $1,654,017 (33%) and $8,364,973 (60%) for the three and nine months ended September 30, 2018 when compared to the same periods in 2017. The increase is due to a few significant factors.

Due to the Company’s acquisition of Hometown, $150,877 and $3,570,927 of one-time, nonrecurring merger costs were incurred for the three and nine months ended September 30, 2018. The costs relate to legal, accounting and investment advisory fees, as well as the cost incurred for termination of a specific vendor core processing contract of approximately $2 million.

Salaries and employee benefits increased $835,165 (27%) and $2,317,911 (26%) for the three and nine months ended September 30, 2018 when compared to the same periods in 2017. The increase is primarily due to the Company’s existing expansion in the Joplin, Missouri market (pre-acquisition) and the Hometown acquisition which contributed approximately $521,000 and $1,390,000 of additional expense for the three and nine months ended September 30,2018.

Occupancy expenses increased $520,741 (88%) and $1,357,430 (87%) for the three and nine months ended September 30, 2018 when compared to the same periods in 2017. Lease expense on the new headquarters facility began in January 2018 and total expense was approximately $155,000 and $465,000 for the three and nine months ended September 30, 2018. The remaining increases relate to depreciation on furniture and fixtures for the new facility and the newly acquired assets from the Hometown acquisition.

Data processing expenses increased $60,184 (22%) and $365,324 (50%) for the three and nine months ended September 30, 2018 when compared to the same periods in 2017. The increase is primarily due to increased technology investments for the new headquarters facility and additional core processing expense associated with the Hometown acquisition.

Amortization expense of the core deposit intangible from the Hometown acquisition was $94,286 and $314,286 for the three and nine months ended September 30, 2018. There was no amortization expense for the same periods in 2017.

Provision for Income Taxes

The provision for income taxes increased by $947,022 (213%) and decreased by $237,076 (16%) for the three and nine months ended September 30, 2018 when compared to the same periods of 2017. The decrease in the provision for income taxes is primarily due to the increased utilization of tax credits and the decline in federal tax rates as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, and the three month increase was due to the significantly higher income in 2018.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio.  When making such evaluation, management considers such factors as the repayment status of loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2018 and December 31, 2017 was 55.3% and 71.3%, respectively.  Total loans classified as substandard, doubtful or loss as of September 30, 2018, were $25,823,000 or 2.67% of total assets as compared to $14,134,000 or 1.78% of total assets at December 31, 2017.  The Company downgraded to substandard one multi-family real estate loan for approximately $6.0 million during the three months ending September 30, 2018.  In addition, acquired loans from Hometown made up $4.1 million of loans classified as substandard at September 30, 2018.  Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2018	12/31/2017	12/31/2016
Nonperforming loans	$13,984	$9,962	$8,632
Real estate acquired in settlement of loans	1,133	283	2,682
Total nonperforming assets	$15,117	$10,245	$11,314

Total nonperforming assets as a percentage of total assets	1.56%	1.29%	1.64%
Allowance for loan losses	$7,732	$7,107	$5,742
Allowance for loan losses as a percentage of gross loans	0.98%	1.12%	1.05%

Included in the table above is $4.1 million of nonperforming loans acquired from Hometown and $863,603 in real estate acquired in settlement of loans.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $31,211,790 as of September 30, 2018 and $37,406,930 as of December 31, 2017, representing a decrease of $6,195,140. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments, deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors.

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

The Bank’s capital ratios are above the levels required to be considered a well-capitalized financial institution. As of September 30, 2018, the Bank’s common equity Tier 1 ratio was 10.94%, the Bank’s Tier 1 leverage ratio was 10.17%, its Tier 1 risk-based capital ratio was 10.94% and the Bank’s total risk-based capital ratio was 11.81% - all exceeding the minimums of 6.5%, 5.0%, 8.0% and 10.0%, respectively, as of September 30, 2018.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2018 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$146,714	$8,549	6%	15.55%	1.20%
+100	143,843	5,678	4%	15.08%	0.73%
NC	138,165	-	0%	14.36%	0.00%
-100	133,615	(4,550)	-3%	13.78%	-0.58%
-200	120,359	(17,806)	-13%	12.34%	-2.01%

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

During the quarter ended September 30, 2018, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended September 30, 2018.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as

 amended, and otherwise are not subject to liability under those sections.

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 9, 2018
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	November 9, 2018
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)