Form 10-K
period 2018-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2019-03-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated file	Accelerated filer X	Non-accelerated filer
Smaller reporting company X	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No X

The aggregate market value of the voting and non-voting common stock held by non‑affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2018 (the last business day of the registrant’s most recently completed second quarter) was $76.9 million.  As of March 1, 2019 there were 4,463,481 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 29, 2019 (Part III).

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS
Item		Page
	PART I

1	Business	4

1A	Risk Factors	29

1B	Unresolved Staff Comments	39

2	Properties	40

3	Legal Proceedings	41

4	Mine Safety Disclosures	41
	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41

6	Selected Financial Data	43

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	44

7A	Quantitative and Qualitative Disclosures About Market Risk	57

8	Financial Statements and Supplementary Data	59

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113

9A	Controls and Procedures	113

9B	Other Information	115
	PART III

10	Directors, Executive Officers and Corporate Governance	116

11	Executive Compensation	116

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116

13	Certain Relationships and Related Transactions, and Director Independence	117

14	Principal Accounting Fees and Services	117
	PART IV

15	Exhibits and Financial Statement Schedules	117

16	Form 10-K Summary	119

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

On April 2, 2018, the company completed the acquisition of Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”) including its wholly owned bank subsidiary, Hometown Bank, National Association and Hometown Bancshares Statutory Trust I, a Delaware statutory trust. Under the terms of the Agreement and Plan of Merger, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018. Including the effects of acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was also recorded as a result of this transaction. The acquisition strengthened the Company’s position in Southwest Missouri and the Company believes it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing and other administrative functions all of which gave rise to the goodwill recorded.

At December 31, 2018, the Company’s consolidated assets were $965.1 million, net loans were $779.8 million, deposits were $749.6 million and total stockholders’ equity was $80.5 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

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

Market Area

The Bank's primary market areas are Greene, Christian, Jasper, and Newton Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa, Ozark, Joplin, Carthage and Neosho, Missouri (our “Market Area”).  The major components of the Market Area’s economy are service industries, education, retail, light manufacturing and health care. There is a significant regional health care presence with three large regional hospitals.  There also are four accredited colleges and two major universities.  Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment.  Branson is located 30 miles south of Springfield, and attracts between five and six million tourists each year, many of whom pass through Springfield. The Bank also has one Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for more than 81% of our loan portfolio by value as of December 31, 2018. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$133,928	17%	$108,223	17%	$108,594	20%	$100,160	20%	$99,116	20%
Multi-family	90,548	12%	85,225	13%	48,483	9%	41,604	8%	33,786	7%
Construction	88,554	11%	64,744	10%	40,912	7%	45,463	9%	36,785	7%
Commercial real estate	322,921	41%	261,866	41%	249,581	46%	208,824	42%	215,605	44%
Total mortgage loans	635,951	81%	520,058	81%	447,570	82%	396,051	79%	385,292	78%
Commercial business loans	119,369	15%	94,523	15%	75,405	14%	81,007	16%	92,114	19%
Consumer loans	33,091	4%	24,716	4%	23,606	4%	21,992	4%	17,246	3%
Total consumer and other loans	152,460	19%	119,239	19%	99,011	18%	102,999	21%	109,360	22%
Total loans	788,411	100%	639,297	100%	546,581	100%	499,050	100%	494,652	100%
Less:
Deferred loan fees/costs, net	600		663		382		333		262
Allowance for loan losses	7,996		7,107		5,742		5,812		6,589
Total Loans, net	$779,815		$631,527		$540,457		$492,905		$487,801

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2018. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

12/31/2018
Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$13,732	$73,109	$47,087	$133,928
Multi-family	9,419	68,933	12,196	90,548
Construction	44,949	33,014	10,591	88,554
Commercial real estate	15,507	201,658	105,756	322,921
Commercial loans	34,799	57,964	26,606	119,369
Consumer loans	4,600	13,446	15,045	33,091
Total loans (1)	$123,006	$448,124	$217,281	$788,411
Less:
Deferred loan fees/costs				600
Allowance for loan losses				7,996
Loans receivable net				$779,815
(1) Includes mortgage loans held for sale of $1,517

The following table sets forth the dollar amount of all loans due after December 2019, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, which have pre-determined interest rates and those which have adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$79,035	$41,160	$120,195	34%
Multi-family	60,743	20,386	81,129	25%
Construction	14,959	28,646	43,605	66%
Commercial real estate	190,885	116,530	307,415	38%
Commercial loans	44,820	39,751	84,571	47%
Consumer loans	7,045	21,446	28,491	75%
Total loans (1)	$397,487	$267,919	$665,406	40%
(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2018, the Bank had commercial real estate loans totaling $322.9 million or 41% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $28.3 million as of December 31, 2018, as its maximum commercial real estate loan amount.

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

As of December 31, 2018, the Bank’s commercial real estate loan portfolio included approximately $13.6 million, or 1.7% in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2018, the Bank had commercial business loans totaling $119.4 million or 15% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

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

As of December 31, 2018, $133.9 million or 17% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2018, $90.5 million or 12% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $28.3 million as of December 31, 2018, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2018, construction loans totaled $88.6 million or 11% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2018, the Bank has such loans totaling $33.1 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider Loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2018, the Bank has ten loans 90 days or more past due with a principal balance of $2,234,471 and 34 loans between 30 and 89 days past due with an aggregate principal balance of $8,318,686. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$4,136	$4,423	$2,060	$2,272	$911
Multi-family	-	-	-	-	-
Construction	4,088	4,452	5,447	8,080	2,893
Commercial real estate	3,593	162	162	1,241	460
	11,817	9,037	7,669	11,593	4,264
Non-mortgage loans:
Commercial loans	1,263	803	925	2,149	1,027
Consumer and other loans	2	122	38	13	-
	1,265	925	963	2,162	1,027
Total non-accrual loans	13,082	9,962	8,632	13,755	5,291
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$13,082	$9,962	$8,632	$13,755	$5,291
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.68%	1.58%	1.60%	2.79%	1.08%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	1.36%	1.24%	1.25%	2.11%	0.84%

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

The following table shows the principal amount of non-performing loans (i.e. loans that are not performing under regulatory guidelines) and all foreclosed assets, including assets acquired in settlement of loans and the resulting impact on interest income for the periods then ended.

Non-Performing Assets	As of
	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$4,136	$4,423	$2,060	$2,272	$911
Multi-family	-	-	-	-	-
Construction	4,088	4,452	5,447	8,080	2,893
Commercial real estate	3,593	162	162	1,241	460
	11,817	9,037	7,669	11,593	4,264
Non-mortgage loans:
Commercial loans	1,263	803	925	2,149	1,027
Consumer and other loans	2	122	38	13	-
	1,265	925	963	2,162	1,027
Total non-accrual loans	13,082	9,962	8,632	13,755	5,291
Real estate and other assets acquired in settlement of loans	1,127	283	2,682	2,392	3,165
Total non-performing assets	$14,209	$10,245	$11,314	$16,147	$8,456

Total non-accrual loans as a percentage of net loans	1.68%	1.58%	1.60%	2.79%	1.08%
Total non-performing assets as a percentage of total assets	1.47%	1.28%	1.64%	2.47%	1.35%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$299	$95	$90	$573	$337

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2018.

	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	2	$372	39	$5,453	-	$-	41	$5,825
Multi-family	-	-	1	5,952	-	-	1	5,952
Construction	-	-	6	4,179	-	-	6	4,179
Commercial real estate	3	5,524	28	6,911	-	-	31	12,435
Commercial	10	3,031	25	1,814	-	-	35	4,845
Consumer and Other	-	-	7	405	-	-	7	405
Total loans	15	8,927	106	24,714	-	-	121	33,641
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	7	1,127	-	-	7	1,127
Total foreclosed assets	-	-	7	1,127	-	-	7	1,127
Total	15	$8,927	113	$25,841	-	$-	128	$34,768

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

As of December 31, 2018, the Bank's total allowance for loan losses was $8.0 million or 1.02% of gross loans outstanding (excluding mortgage loans held for sale), an increase of $888,151 from December 31, 2017. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2018, the Bank recorded a provision for loan loss expense, as shown in the table below. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $2.45 million at December 31, 2018.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Beginning balance	$7,107	$5,742	$5,812	$6,589	$7,802
Gross loan charge offs
Mortgage Loans:
One to four family	(8)	(11)	(47)	(99)	(127)
Multi-family	-	-	-	-	-
Construction	-	-	(1,222)	(1,233)	(411)
Commercial real estate	(37)	(72)	(69)	-	(9)
	(45)	(83)	(1,338)	(1,332)	(547)
Non-mortgage loans:
Commercial loans	(110)	(240)	(171)	-	(2,018)
Consumer and other loans	(382)	(213)	(190)	(119)	(150)
	(492)	(453)	(361)	(119)	(2,168)
Total charge offs	(537)	(536)	(1,699)	(1,451)	(2,715)
Recoveries
Mortgage Loans:
One to four family	32	19	34	20	9
Multi-family	-	-	-	-	-
Construction	97	74	91	10	5
Commercial real estate	2	-	32	-	99
	131	93	157	30	113
Non-mortgage loans:
Commercial loans	17	12	8	4	65
Consumer and other loans	53	46	89	40	49
	70	58	97	44	114
Total recoveries	201	151	254	74	227
Net loan charge-offs	(336)	(385)	(1,445)	(1,377)	(2,488)
Provision charged to expense	1,225	1,750	1,375	600	1,275
Ending balance	$7,996	$7,107	$5,742	$5,812	$6,589

Net charge-offs as a percentage of average loans, net	0.04%	0.06%	0.28%	0.27%	0.53%
Allowance for loan losses as a percentage of average loans, net	1.03%	1.17%	1.12%	1.16%	1.41%
Allowance for loan losses as a percentage of total non-performing loans	61%	71%	67%	42%	125%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$6,337	79%	$4,577	64%	$4,126	72%	$3,770	65%	$4,349	66%
Non-Mortgage Loans	1,659	21%	2,530	36%	1,616	28%	2,042	35%	2,240	34%
Total	$7,996	100%	$7,107	100%	$5,742	100%	$5,812	100%	$6,589	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2018, the Company has investment securities with an amortized cost of $88.1 million and an estimated fair value of $86.3 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. Based on the carrying value of these securities, $86.3 million, or 99.9%, of the Company’s investment securities portfolio are available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2018, the Company sold $15.0 million in securities and recognized $8,091 of losses.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$3,000,000	$18,927	$-	$3,018,927
Municipals	34,470,648	10,581	(710,709)	33,770,520
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	11,794	136	(80)	11,850
	$88,114,453	$111,643	$(1,948,049)	$86,278,047

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$3,000,000	$65,000	$-	$3,065,000
Municipals	33,908,207	253,872	(263,621)	33,898,458
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	16,457	327	(55)	16,729
	$82,339,509	$328,482	$(1,172,589)	$81,495,402

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2016
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$7,003,986	$54,050	$(4,514)	$7,053,522
Municipals	39,357,506	65,673	(1,085,654)	38,337,525
Government sponsored mortgage-backed securities and SBA loan pools	48,115,793	19,432	(1,127,037)	47,008,188
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	27,528	625	-	28,153
	$94,504,813	$139,780	$(2,217,205)	$92,427,388

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2018.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	428,963	2.15%	430,802
Due in five to ten years	11,905,343	2.86%	11,738,780
Due after ten years	25,136,342	2.55%	24,619,865
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	50,643,805	2.54%	49,488,600
	$88,114,453	2.53%	$86,278,047

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2018
Debt Securities:
Corporates	$-	$3,018,927	$-	$-	$3,018,927
Municipals	430,802	8,719,853	24,619,865	-	33,770,520
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	49,488,600	49,488,600
	$430,802	$11,738,780	$24,619,865	$49,488,600	$86,278,047

Sources of Funds

General. The Company's primary sources of funds are retail and commercial deposits, FHLB borrowings, amortization and prepayments of loans and amortization, prepayments and maturities of investment securities. Secondary sources of funds are brokered deposits, internet deposits and federal funds lines of credit from correspondent banks.

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2018			2017			2016
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

NOW	1.09%	$165,581	22%	0.35%	$139,458	23%	0.30%	$129,138	26%
Savings	0.30%	39,664	5%	0.19%	30,848	5%	0.20%	28,095	6%
Money Market	0.90%	168,845	23%	0.73%	187,064	31%	0.45%	155,530	31%
Non-interest bearing demand	0.82%	142,997	19%	0.00%	94,728	16%	0.00%	80,911	15%
Total		517,087	69%		452,098	74%		393,674	78%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.91%	139,255	19%	0.71%	92,349	15%	0.75%	65,802	13%
12-23 months	1.49%	53,954	7%	0.99%	39,930	7%	0.89%	22,328	4%
24-35 months	1.95%	34,246	4%	1.42%	12,472	2%	1.24%	12,882	3%
36-47 months	2.00%	4,172	1%	1.49%	6,420	1%	1.40%	5,106	1%
48-59 months	1.39%	843	0%	1.46%	3,753	1%	1.47%	3,655	1%
60-71 months	2.05%	58	0%	1.34%	339	0%	1.37%	1,874	0%
72-95 months	1.59%	4	0%	1.34%	3	0%	1.34%	42	0%
Total		232,532	31%		155,266	26%		111,689	22%
Total Deposits		$749,619	100%		$607,364	100%		$505,363	100%

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)
As of December 31, 2018
Three months or less	$44,337
Over three through six months	25,375
Over six through twelve months	43,808
Over twelve months	41,437
Total	$154,957

Borrowings

The Company’s borrowings at December 31, 2018 consist of FHLB advances, a note payable at another financial institution and issuances of junior subordinated debentures. Other borrowings available to the Company include borrowings from the Federal Reserve Bank and Securities Sold Under Agreements to Repurchase.

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

	As of December 31,
	2018	2017	2016
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$105,300	$92,200	$43,600
One to two years	-	2,100	50,000
Two to three years	-	-	2,100
Total	$105,300	$94,300	$95,700

Weighted average rate at end of period	2.69%	1.97%	1.72%

For the period:
Average outstanding balance	$96,957	$93,942	$71,200
Weighted average interest rate	2.29%	1.78%	1.79%

Maximum outstanding as of any month end	$112,800	$116,700	$95,700

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

On April 2, 2018 the Company acquired Carthage, Missouri-based Hometown Bancshares. Pursuant to a Second Supplemental Indenture dated April 2, 2018 by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002. This Trust was formed for the purposes of issuing $6.0 million of Trust Preferred Securities. Hometown issued 30-year junior subordinated deferrable interest debentures to the Trust in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bear interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 is a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.5%. The interest payments by the Company to the Trust will be used to pay the dividends payable by the Trust to the holders of the Trust Preferred Securities.

The Hometown Debentures mature on November 7, 2032. Subject to prior approval by the Federal Reserve Board, the Debentures and the Trust Preferred Securities are each callable by the Company or the Trust, respectively and as applicable, at its option after five years from issuance at 100% of principal amount plus any accrued interest. Also, upon the occurrence of certain events, such as a change in the regulatory capital treatment of the Trust Preferred Securities, the Trust being deemed an investment company or the occurrence of certain adverse tax events the Debentures and Securities are callable. In addition, the Company and the Trust may defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. An event of default may occur if the Company declares bankruptcy, fails to make the required payments within 30 days or breaches certain covenants within the Debentures. The Debentures are subordinated to the prior payment of any other indebtedness of the Company.

Pursuant to a guarantee agreement by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the Trust Preferred Securities to the extent each Trust does not have funds available.

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2018	2017	2016
	(Dollars in Thousands)

Subordinated debentures	$21,761	$15,465	$15,465

Weighted average interest rate of subordinated debentures	4.72%	4.08%	3.75%

Note Payable to Bank

During 2018, The Company established a note payable of $5,000,000 with another financial institution. The Bank has borrowed $5.0 million on this note as of December 31, 2018. The funds were used to provide additional capital for funding Bank asset growth. The note carries a variable interest rate tied to three-month LIBOR and matures on June 28, 2020.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $53.7 million as of December 31, 2018. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2018 and 2017.

Subsidiary Activity and Segment Information

The Company has four wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered bank with trust powers in Missouri; (ii) Trust I; (iii) Trust II; and (iv) Hometown Trust I. As discussed in more detail above, Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Hometown Trust I was acquired in 2018 with its purpose to issue trust preferred securities to acquire junior subordinated debentures issued by Hometown Bancshares in October 2002. Those debentures are the sole assets of the Trusts. The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the trust preferred securities. The Company has guaranteed any and all payment obligations of the Trusts related to the trust preferred securities. Under generally accepted accounting principles, the Trusts are not consolidated with the Company.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016

Common Dividend Payout Ratio	30%	36%	27%

Return on Average Assets	0.77%	0.69%	0.83%

Return on Average Equity	9.35%	6.97%	8.00%

Stockholders' Equity to Assets	8.34%	9.43%	10.17%

EPS Diluted	$1.64	$1.16	$1.27
Dividends on Common Shares	$0.49	$0.42	$0.34

Employees

As of December 31, 2018, the Bank had 202 full-time employees and 24 part-time employees. As of December 31, 2018, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the origination of loans. The Bank's primary competition consists of commercial banks, credit unions, and savings institutions.

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

Supervision and Regulation

General

The Company and the Bank are subject to an extensive regulatory framework under federal and state law. Consequently, the Company’s growth and earnings performance may be affected by the requirements of federal and state statutes and by regulations and policies of various bank regulatory authorities, including the:

●	Board of Governors of the Federal Reserve System (“FRB”);

●	Missouri Division of Finance; (“MDF”);

●	Federal Deposit Insurance Corporation; and

●	Consumer Financial Protection Bureau (“CFPB”).

Additionally, the Company’s business may be impacted by assorted laws and rules, including:

●	anti-money laundering laws enforced by the U.S. Department of Treasury (Treasury);

●	taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities;

●	accounting rules developed by the Financial Accounting Standards Board (FASB); and

●	securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities.

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

Minimum Capital Requirements

In July 2013, the U.S. federal banking agencies approved a final rule to comprehensively revise the regulatory capital framework for the U.S. banking sector, implementing many aspects of the framework agreed to by the International Basel Committee on Bank Supervision and incorporating changes required by the Dodd-Frank Act (the “Basel III Rule”). The capital requirements apply to all banks and savings associations, bank holding companies with more than $3 billion in assets and savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies). The Basel III Rule establishes new higher capital ratio requirements, tightens the definition of “capital,” imposes new operating restrictions on banking organizations with insufficient capital buffers, and increases the risk-weighting of certain assets. Cumulatively, these changes result in substantially more demanding capital standards for U.S. banking organizations.

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

●	Requires banking institutions to maintain:

o	a new minimum ratio of CET1 to risk-weighted assets of at least 4.5% (plus a capital conservation buffer);

o	a minimum amount of Tier 1 capital (the sum of CET1 and Additional Tier 1 capital) to risk-weighted assets of at least 6%, which is an increase from 4% (plus a capital conservation buffer);

o	a total capital (the sum of Tier 1 and Tier 2 capital) ratio of at least 8% of risk-weighted assets (plus a capital conservation buffer); and

o	a minimum leverage ratio of Tier 1 capital of 4%. Proposed CBLR to likely add new ratios/will discuss with HUSCH regarding proposal if necessary to discuss here

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

A proposed rule issued on February 8, 2019 by federal banking regulators may provide a simpler method of measuring adequate capital ratios for community banking organizations. The proposal applies to depository institutions and companies holding less than $10 billion in combined assets: (i) meeting risk-based qualifying criteria; and (ii) maintaining a community banking leverage ratio (“CBLR”) of greater than 9 percent.  Under the proposed CBLR rule, qualifying institutions would be eligible to opt into the CBLR framework.  Opting in would mean the institution would need to maintain a ratio of greater than 9 percent and regulators would deem the institution well capitalized under the agencies’ capital rule.  It is unclear if the federal banking regulators will issue a final rule and, even if they do, the final rule may not apply to us and provide relief from federal banking capital requirements.

Nonetheless, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if the federal banking regulators issue a final CBLR rule.

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

Insurance of Deposit Accounts and Assessments.  The deposit accounts held by the Bank are insured by the DIF, as part of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. The Dodd-Frank Act also increased the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35%.

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

The Bank met its minimum capital adequacy guidelines, and the Bank was categorized as “well-capitalized”, as of December 31, 2018. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2018, the Bank was in compliance with this requirement.

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

Consumer Protection Laws.  In connection with its banking activities, the Bank is subject to a number of federal and state laws designed to protect consumers in their transactions with banks. These laws include, but are not limited to, the Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act (“FCRA”), Fair and Accurate Credit Transaction Act of 2003 (“FACTA”), Gramm-Leach-Bliley Act (“GLBA”), Electronic Funds Transfer Act (“EFTA”), Home Mortgage Disclosure Act (“HMDA”), Real Estate Settlement Procedures Act (“RESPA”), and Truth in Lending Act (“TILA”), and their various state counterparts. In addition, the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”). Moreover, several federal laws, including GLBA, FCRA, and FACTA, regulate consumer financial privacy and restrict the sharing of consumer financial information.  The Bank also must comply with various state statutes related to maintaining the security of consumer financial information and take steps to prevent and report data breaches if they arise.

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

Transaction Account Reserve Requirements. The FRB requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, non-personal time deposits, and Eurocurrency liabilities. For 2018, the first $16.0 million of otherwise reservable balances are exempt from the reserve requirements; the reserve requirement is 3% for net transaction accounts between $16.0 million and $122.3 million; and the reserve requirement is 10% for net transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment.

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

Residential Real Estate Lending. The CFPB has issued rules implementing several Dodd-Frank requirements regarding residential mortgage lending. Lenders must assess a borrower’s ability to repay the mortgage-related obligation and must consider certain underwriting factors. Lenders also receive certain protections from liability if they make “qualified mortgages.” Additionally, new rules prohibit certain loan features, such as negative amortization, interest-only payment, balloon payments, and restrict points and fees paid by a borrower and prepayment penalties.”  CFPB also issued servicing standards applying to mortgage servicers generally but in particular with defaulted loans.

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

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 35 years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.    Mr. Burke currently serves as Chairman of the Board of the Missouri Bankers Association and previously served as Chairman of the Legislative Affairs Committee and Chairman of the Audit Committee.  In March 2016, he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council and served a three-year term ending in 2018. From 2014 to 2017, he served on the Community Bankers Council of the American Bankers Association.    From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board, and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 26 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri, as well as the Missouri Bankers Association.

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

Robin E. Robeson is Executive Vice President and Chief Operating Officer of the Bank. She joined the Bank in July 2012. Ms. Robeson has over 30 years of experience in the financial services industry and 3 years of executive management experience in the technology industry. She has a Bachelor of Art Degree in Communication from the University of Missouri and a Master of Business Administration Degree from Drury University. In addition, Ms. Robeson was awarded the Certified Trust & Financial Advisor (CTFA) professional designation from the Institute of Certified Bankers. She serves as a Board Member for CoxHealth and the Springfield Convention and Visitors Bureau and is Chair-Elect for the Springfield Area Chamber of Commerce. She previously served as board Vice Chairman for City Utilities of Springfield, as Past President of the Big Brothers/Big Sisters of the Ozarks and Rotary Club of Springfield boards and as a member of the Ozarks Transportation Organization board. She is a graduate of Leadership Springfield Class XIII, and has been recognized by the Springfield Business Journal as one of the “20 Most Influential Women in Business” and been named a “40 Under 40” honoree.

As of December 31, 2018, the age of these individuals was 55 for Mr. Burke, 49 for Mr. Peters, 55 for Ms. Biser and 52 for Ms. Robeson.

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

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and in the future may continue to acquire, other financial institutions or parts of those institutions in the future, We may also consider and enter into new lines of business or offer new products or services.

We may incur substantial costs to expand, and we can give no assurances such expansion will result in the levels of profits we seek. There can be no assurances that integration efforts for any mergers of acquisitions will be successful. Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any mergers or acquisitions, our integration efforts will achieve profits comparable to, or better than, our historical experience.

Acquisitions and mergers involve a number of expenses and risks, including:

●	the time and costs associated with identifying potential new markets, as well as acquisition and merger targets;
●	the accuracy of the estimates and judgements used to evaluate credit, operations, management and market risk with respect to the target institution;
●

the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and generation of sufficient assets and deposits to support the costs of expansion;

●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
●	entry in to markets where we lack experience;
●	the introduction of new products and services into our business;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse shirt-term effects on our results of operations;
●	closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of targets; and
●	the risk of loss of key employees and customers.

Generally, the Company must receive federal regulatory approval before it can acquire a bank or bank holding company. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. The sale of branches as a condition of receiving regulatory approval may be required.

Future acquisitions could be material to the Company’s financial statements. Additional shares of stock may be issued to pay for acquisitions, which would dilute current shareholders’ ownership interests.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in the Greene, Christian, Jasper and Newton Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa, Ozark, Joplin, Carthage and Neosho, Missouri (our “Market Area”). Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan/lease portfolio possesses increased risk due to our relatively high concentration of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $635.3 million, or approximately 81% of our total loan/lease portfolio, as of December 31, 2018. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

Although management believes that the allowance for loan/lease losses as of December 31, 2018 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

Changes in consumer use of banks and changes in consumer spending and savings habit could adversely affect our financial results.

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely impact our operations, and we may be unable to timely develop competitive new products and services in response to these changes.

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

The replacement of LIBOR could adversely affect our revenue or expenses and the value of those assets or obligations.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, derivatives, and other financial instruments tied to LIBOR rates.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals and their ability to attract and retain customer relationships in a community bank environment. We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. Certain key management team members and loan officers are not subject to employment contracts with us. Such employees are at-will and thus are not restricted from terminating their employment. The lack of employment contracts with key employees could have a material adverse impact on our ability to retain such employees. The loss of key management or our key loan officers with their contacts in the business communities within our Market Area may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues.

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

The implementation, amendment, or repeal of federal financial services laws or regulations may impact our profitability, limit our business opportunities, impose additional costs, or otherwise adversely affect our business. Any changes may also require us to invest management attention and resources to achieve compliance. In addition, any proposed legislative or regulatory changes that could benefit our business may not occur in the timeframe proposed, may appear different in final form than proposed, or may not occur at all.

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

Federal rules require banking institutions to maintain an adequate level of regulatory capital (net assets available to absorb losses). Due to the risks associated with the industry, banking institutions are generally required to hold more capital than other businesses. Revised minimum capital adequacy requirements under the Basel III Rule became effective for us and the Bank on January 1, 2015, with additional requirements, such as the capital conservation buffer (discussed below), to be phased in over the next few years. These requirements change the definition of capital, increase minimum required risk-based capital ratios, and increase the risk-weights for certain assets. Cumulatively, the Basel III Rule is more stringent than prior requirements and requires financial institutions to hold more and better capital against their assets, decreasing the size of their balance sheets. Although the impact on us has been minimal to date, we cannot guarantee that will continue.

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

A proposed rule issued on February 8, 2019 by federal banking regulators may provide a simpler method of measuring adequate capital ratios for community banking organizations. The proposal applies to depository institutions and companies holding less than $10 billion in combined assets: (i) meeting risk-based qualifying criteria; and (ii) maintaining a community banking leverage ratio (“CBLR”) of greater than 9 percent. Under the proposed CBLR rule, qualifying institutions would be eligible to opt into the CBLR framework. Opting in would mean the institution would need to maintain a ratio of greater than 9 percent and regulators would deem the institution well capitalized under the agencies’ capital rule. It is unclear if the federal banking regulators will issue a final rule and, even if they do, the final rule may not apply to us and provide relief from federal banking capital requirements.

Accordingly, we and the Bank could be subject to regulatory penalties and restrictions if capital falls below certain minimum thresholds and the thresholds may change if the federal banking regulators finalize the proposed CBLR rule.

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

We are subject to tax law changes that could increase the effective tax rate payable to the state or federal government. These changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act (“Tax Act”), which among other actions reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018, which has had a favorable impact on the Company’s net income in 2018. Income tax expense recorded in 2017 included a $1.0 million reduction to deferred tax assets. The Company’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act, which could adversely impact demand for the Company’s products and services.

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

As of December 31, 2018, we had $21.65 million of junior subordinated debentures held by three Trusts. Interest payments on the Company’s existing debentures, which totaled $1,018,000 for 2018, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

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

Specifically, the following factors may cause the market price of our shares to fluctuate:

●	announcements of developments related to our business model;
●	economic conditions in our market area;
●	fluctuations in our results from operations;
●	a shortfall or excess in revenues or earnings compared to analyst’ expectations;
●	changes in analysts’ recommendations or projections;
●	announcements of new acquisitions or projects.

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

Reputational risk, or the risk to us from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, unethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Bank’s facilities as of December 31, 2018. All buildings owned are free of encumbrances or mortgages. The Bank’s facilities are well maintained and considered adequate for the foreseeable future.

				Lease
				Expiration
		Year	Owned or	(Including any
Location		Opened	Leased	renewal options)

Main Office

2144 E Republic Rd, Ste F200	Springfield, Missouri 65804	2017	Leased	2047

Operations Center

1414 W Elfindale	Springfield, Missouri 65807	2009	Owned	N/A

Banking Center Offices

1341 W Battlefield Road	Springfield, Missouri 65807	1995	Leased	2048

1510 E Sunshine	Springfield, Missouri 65804	1979	Owned	N/A

2109 N Glenstone	Springfield, Missouri 65803	1987	Owned	N/A

4343 S National	Springfield, Missouri 65810	2000	Owned	N/A

1905 W Kearney	Springfield, Missouri 65803	2004	Leased*	2044

2155 W Republic Road	Springfield, Missouri 65807	2006	Leased*	2046

709 W Mt. Vernon	Nixa, Missouri 65714	2005	Leased*	2044

291 East Hwy CC	Nixa, Missouri 65714	2008	Leased*	2038

1701 W State Hwy J	Ozark, Missouri 65721	2008	Owned	N/A

312 W Central Avenue	Carthage, Missouri 64836	2018**	Owned	N/A

2435 Fairlawn Drive	Carthage, Missouri 64836	2018**	Owned	N/A

1429 E 32nd St	Joplin, Missouri 64804	2018**	Owned	N/A

3016 McClelland Boulevard	Joplin, Missouri 64804	2018**	Leased*	2024

1936 Range Line Road	Joplin, Missouri 64804	2018	Leased	2047

1285 S Neosho Boulevard	Neosho, Missouri 64850	2018**	Owned	N/A

Loan Production Office

1100 Spur Dr.	Marshfield, Missouri 65706	2007	Leased	2019

* Building owned with land leased.
** Acquired on April 2, 2018 from Hometown Bank.

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

Shareholders

As of March 1, 2019, there were approximately 1,400 holders of shares of the Company’s common stock. These numbers do not include beneficial owners whose shares are held by brokerage firms or banks.  At that date the Company had 6,907,003 shares of common stock issued and 4,463,481 shares of common stock outstanding.

Dividends and Common Stock Prices

The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2018 and 2017.

	Year ended			Year ended
	December 31, 2018			December 31, 2017
	Declared	Paid	Dividend Per Share	Declared	Paid	Dividend Per Share
Quarter ended:
March 31	3/30/2018	4/19/2018	$0.12	3/24/2017	4/14/2017	$0.10
June 30	6/29/2018	7/19/2018	$0.12	6/23/2017	7/13/2017	$0.10
September 30	9/28/2018	10/19/2018	$0.12	9/22/2017	10/13/2017	$0.10
December 31	12/21/2018	1/14/2019	$0.13	12/22/2017	1/13/2018	$0.12

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2018 and 2017.

	Year ended		Year ended
	December 31, 2018		December 31, 2017
	High	Low	High	Low
Quarter ended:
March 31	$23.50	$22.10	$21.80	$19.06
June 30	24.45	22.13	20.97	18.50
September 30	25.69	23.26	22.65	20.23
December 31	25.51	20.11	22.47	21.16

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in The Nasdaq – Composite Index and (b) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ Index. All investment comparisons assume the investment of $100 as of the close of business on December 31, 2013 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2014, 2015, 2016, 2017, and 2018, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data for used to compile this graph was obtained from NASDAQ.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Guaranty Federal Bancshares, Inc.	100.00	121.16	142.49	201.88	217.15	215.53
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using an index provided by NASDAQ OMX Global Indexes which is comparable to the NASDAQ Bank Stock Index. Please note, information for the NASDAQ Bank Stock Index is provided only from December 31, 2013 through December 31, 2018, the last day this data was available by our third-party provider.

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the year ended December 31, 2018.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of Guaranty Federal Bancshares, Inc. (including consolidated data from operations of Guaranty Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2018	2017	2016	2015	2014
ASSETS
Cash and cash equivalents	$34,122	$37,407	$9,088	$18,774	$12,494
Investments and interest-bearing deposits	86,528	81,495	92,427	97,336	86,529
Loans receivable, net	779,815	631,527	540,457	492,905	487,801
Accrued interest receivable	3,391	2,450	1,947	1,987	2,030
Prepaids and other assets	15,446	10,950	11,234	10,121	11,421
Intangibles	4,416	-	-	-	-
Foreclosed assets	1,127	283	2,682	2,392	3,165
Premises and equipment, net	20,095	10,607	10,871	10,540	10,603
Bank owned life insurance	20,198	19,741	19,273	18,780	14,417
	$965,138	$794,460	$687,979	$652,835	$628,460
LIABILITIES
Deposits	$749,619	$607,364	$505,363	$517,386	$479,818
Federal Home Loan Bank and Federal Reserve Bank advances	105,300	94,300	95,700	52,100	60,350
Securities sold under agreements to repurchase	-	-	-	-	10,000
Subordinated debentures	21,761	15,465	15,465	15,465	15,465
Notes payable	5,000	-	-	-	-
Other liabilities	2,979	2,439	1,477	1,462	1,350
	884,659	719,568	618,005	586,413	566,983

STOCKHOLDERS' EQUITY	80,479	74,892	69,974	66,422	61,477
	$965,138	$794,460	$687,979	$652,835	$628,460

Supplemental Data	As of December 31,
	2018	2017	2016	2015	2014
Number of full-service offices	16	11	9	9	9
Cash dividends per common share	$0.49	$0.42	$0.34	$0.23	$0.15

Summary Statements of Income	Years ended December 31,
	2018	2017	2016	2015	2014

Interest income	$43,246	$29,441	$25,389	$25,190	$25,014
Interest expense	9,928	6,087	4,177	4,280	4,329
Net interest income	33,318	23,354	21,212	20,910	20,685
Provision for loan losses	1,225	1,750	1,375	600	1,275
Net interest income after provision for loan losses	32,093	21,604	19,837	20,310	19,410
Noninterest income	6,552	5,727	4,870	4,478	3,350
Noninterest expense	29,458	19,603	17,100	16,610	14,865
Income before income taxes	9,187	7,728	7,607	8,178	7,895
Provision for income taxes	1,855	2,570	2,013	2,461	2,113

Net income	$7,332	$5,158	$5,594	$5,717	$5,782
Preferred stock dividends and discount accretion	-	-	-	-	357
Net income available to common shareholders	$7,332	$5,158	$5,594	$5,717	$5,425

Basic income per common share	$1.66	$1.18	$1.28	$1.32	$1.35
Diluted income per common share	$1.64	$1.16	$1.27	$1.30	$1.33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware corporation organized on December 30, 1997 that operates as a one-bank holding company. Guaranty Bank (the “Bank”) is a wholly-owned subsidiary of the Company.

The primary activity of the Company is to oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  For this reason, unless otherwise specified, references to the Company include the operations of the Bank.  The Company’s principal business consists of attracting deposits from the general public and using such deposits to originate multi-family, construction, agriculture, hospitality, Small Business Administration (“SBA”) and commercial real estate loans, mortgage loans secured by one- to four-family residences, and consumer and business loans.  The Company also uses these funds to purchase government sponsored mortgage-backed securities, US government and agency obligations, and other permissible securities.  When cash outflows exceed inflows, the Company uses borrowings and brokered deposits as additional financing sources.

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

The Company acquired Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”) including its wholly owned bank subsidiary, Hometown Bank, National Association and Hometown Bancshares Statutory Trust I, a Delaware statutory trust on April 2, 2018. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018. Including the effects of acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits.   Goodwill of $1.4 million was also recorded as a result of this transaction. The acquisition strengthened the Company’s position in Southwest Missouri and the Company believes it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing and other administrative functions all of which gave rise to the goodwill recorded. The goodwill is not deductible for tax purposes.

The Company has three active wholly-owned subsidiaries other than the Bank, its principal subsidiary: (i) Guaranty Statutory Trust I, a Delaware statutory trust; (ii) Guaranty Statutory Trust II, a Delaware statutory trust; and (iii) Hometown Bancshares Statutory Trust I, a Delaware statutory trust and a fourth inactive subsidiary. The Guaranty Trusts were formed in December 2005. The Hometown Bancshares Trust was formed on October 29, 2002 and assumed by the Company on April 2, 2018. The exclusive purpose of each Trust was issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. The Company’s banking operation conducted through the Bank is the Company’s only reportable segment. See also the discussion contained in the section captioned “Segment Information” in Note 1 of the Notes to Consolidated Financial Statements in this report. The fourth subsidiary is a service corporation which has been inactive since February 1, 2003.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; risks associated with the completion of the recent acquisition of Hometown and its wholly-owned subsidiary Hometown Bank and the integration of Hometown Bank with the Bank, including the possibility that we may not realize the anticipated benefits of the acquisition; future mergers or acquisitions; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; changes in LIBOR; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time.  For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of this Form 10-K.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

FINANCIAL CONDITION

From December 31, 2017 to December 31, 2018, the Company’s total assets increased $170,678,350 (21%) to $965,137,870, liabilities increased $165,091,251 (23%) to $884,659,278, and stockholders' equity increased $5,587,099 (7%) to $80,478,592. The ratio of stockholders’ equity to total assets was 8.3% and 9.4% at December 31, 2018 and 2017, respectively.

From December 31, 2017 to December 31, 2018, available-for-sale securities increased $5,037,524 (6%), primarily due to $7,520,849 of securities acquired in the Hometown acquisition. The Company purchased $26,151,079 of investments while having sales and principal payments received of $26,965,492. The Company had net unrealized losses of $1,836,406 at December 31, 2018 compared to $844,379 at December 31, 2017.

From December 31, 2017 to December 31, 2018, net loans receivable increased by $148,693,597 (24%) to $778,298,606. The addition of $143,918,642 in loans at fair value from the Hometown acquisition along with continued production in the multi-family, agriculture, hospitality and Small Business Administration (“SBA”) lending were the primary drivers for growth in 2018. During the year, commercial real estate loans increased $61,055,038 (23%), permanent 1-4 family loans increased $26,110,020 (25%), commercial loans increased $24,846,644 (26%), construction loans increased $23,810,413 (37%), and consumer and other loans increased $8,374,570 (34%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

As of December 31, 2018, management identified loans totaling $20,552,000 as impaired with a related allowance for loan losses of $1,612,000. Impaired loans increased by $9,725,000 during 2018, compared to the balance of $10,827,000 at December 31, 2017.

From December 31, 2017 to December 31, 2018, the allowance for loan losses increased $888,151 to $7,995,569. In addition to the provision for loan losses of $1,225,000 recorded by the Company during the year ended December 31, 2018, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $336,849 for the year ended December 31, 2018. The increase in the allowance is primarily due to the increased loan balances during 2018 and reserves on a few specific problem credits.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2018 and December 31, 2017 was 1.02% and 1.12%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2018 and December 31, 2017 was 61.1% and 71.3%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance need on the acquired loans factoring in the net remaining discount of $2.45 million at December 31, 2018.

Goodwill increased $1,434,982 (100%) and core deposit intangible increased $2,980,910 (100%) as of December 31, 2018. The increases are due to the Hometown acquisition and are further discussed in Note 6 to the Condensed Consolidated Financial Statements.

From December 31, 2017 to December 31, 2018, deposits increased $142,254,472 (23%) to $749,618,822. Deposit balances totaling $161,248,424 (at fair value) were added as a result of the Hometown acquisition. Excluding the acquired balances, checking and savings transaction balances decreased by $40,855,842 and certificates of deposit increased $22,077,932. The decline in transaction balances were primarily a result of a decrease of $34,591,000 in one brokered money market relationship and various declines in accounts acquired by Hometown. Overall, brokered deposits decreased $18,173,000 during 2018. The Company utilizes brokered certificates of deposit as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth.

Federal Home Loan Bank advances increased $11,000,000 (12%) from $94,300,000 as of December 31, 2017 to $105,300,000 as of December 31, 2018 due to increased borrowings to fund growth.

Note payable to bank increased $5,000,000 (100%) when compared to December 31, 2017 due to the Company borrowing $5,000,000 from another financial institution. The funds were used to provide additional capital for funding Bank asset growth. The note carries a variable interest rate tied to three-month LIBOR and matures on June 28, 2020.

Subordinated debentures increased $6,295,829 (41%) from $15,465,000 to $21,760,829 as of December 31, 2018. The increase is due to the assumption of Hometown Bancshares Statutory Trust I as part of the Hometown acquisition.

Premises and equipment increased $9,488,067 (89%) from $10,607,094 to $20,095,161 as of December 31, 2018. The increase is primarily due to the Hometown acquisition.

From December 31, 2017 to December 31, 2018, stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) increased $5,587,099 (7%) to $80,478,592. Net income for the year ended December 31, 2018 exceeded dividends paid or declared by $5,150,378. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps decreased by $246,563 during 2018. On a per common share basis, stockholders’ equity increased from $17.10 as of December 31, 2017 to $18.18 as of December 31, 2018.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2018 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	As of		Year Ended			Year Ended			Year Ended
	December 31, 2018		December 31, 2018			December 31, 2017			December 31, 2016

	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$787,811	5.80%	$779,881	$40,886	5.24%	$608,439	$27,454	4.51%	$513,995	$23,315	4.54%
Investment securities	86,528	2.32%	91,200	1,993	2.19%	87,389	1,792	2.05%	101,081	1,895	1.87%
Other assets	33,751	1.04%	14,423	367	2.54%	15,328	195	1.27%	17,905	179	1.00%
Total interest-earning	908,090	5.29%	885,504	43,246	4.88%	711,156	29,441	4.14%	632,981	25,389	4.01%
Noninterest-earning	57,048		61,942			39,800			40,632
	$965,138		$947,446			$750,956			$673,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$39,664	0.30%	$41,487	$103	0.25%	$29,685	$58	0.20%	$27,489	$55	0.20%
Transaction accounts	372,832	1.30%	405,957	4,409	1.09%	340,899	2,395	0.70%	320,352	1,235	0.39%
Certificates of deposit	232,531	1.62%	209,668	2,511	1.20%	126,625	1,299	1.03%	111,220	994	0.89%
FHLB advances	105,300	2.31%	81,839	1,766	2.16%	96,774	1,704	1.76%	73,833	1,314	1.78%
Subordinated debentures	21,761	5.38%	21,580	1,018	4.72%	15,465	631	4.08%	15,465	579	3.74%
Other borrowed funds	5,000	4.58%	4,497	121	2.69%	-	-	0.00%	-	-	0.00%
Total interest-bearing	777,088	1.62%	765,028	9,928	1.30%	609,448	6,087	1.00%	548,359	4,177	0.76%
Noninterest-bearing	107,571		104,023			67,720			55,344
Total liabilities	884,659		869,051			677,168			603,703
Stockholders' equity	80,479		78,395			73,788			69,910
	$965,138		$947,446			$750,956			$673,613
Net earning balance	$131,002		$120,476			$101,708			$84,622
Earning yield less costing rate		3.67%			3.58%			3.14%			3.25%
Net interest income, and net yield spread on interest-earning assets				$33,318	3.76%		$23,354	3.29%		$21,212	3.35%
Ratio of interest-earning assets to interest-bearing liabilities	117%		116%			117%			115%

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

	Year ended				Year ended
	December 31, 2018 versus December 31, 2017				December 31, 2017 versus December 31, 2016

	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$7,736	$4,444	$1,252	$13,432	$4,284	$(122)	$(23)	$4,139
Investment securities	78	118	5	201	(256)	177	(24)	(103)
Other assets	(12)	195	(11)	172	(26)	49	(7)	16
Net change in interest income	7,802	4,757	1,246	13,805	4,002	104	(54)	4,052

Interest expense:
Savings accounts	23	16	6	45	4	(1)	-	3
Transaction accounts	457	1,307	250	2,014	79	1,016	65	1,160
Certificates of deposit	852	217	143	1,212	138	147	20	305
FHLB advances	(263)	384	(59)	62	408	(14)	(4)	390
Subordinated debentures	250	98	39	387	-	52	-	52
Other borrowed funds	-	-	121	121	-	-	-	-
Net change in interest expense	1,319	2,022	500	3,841	629	1,200	81	1,910
Change in net interest income	$6,483	$2,735	$746	$9,964	$3,373	$(1,096)	$(135)	$2,142

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2018	4.91%	2.91%	2.33%
December 31, 2017	4.10%	2.33%	1.20%
Change in rates	0.81%	0.58%	1.13%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2018 and December 31, 2017 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Rates trended upward during 2018 as the Federal Reserve Open Market Committee (“FOMC”) increased the discount rate by 25 basis points in March, June, September and December 2018. As of December 31, 2018, the prime rate was 5.50% which is a 100 basis point increase from December 31, 2017.

Interest Income. Total interest income increased $13,804,971 (47%). The increase is primarily driven by the addition of earning assets as a result of the Hometown acquisition. The average balance of interest-earning assets increased $174,348,000 (25%), while the yield on average interest earning assets increased 74 basis points to 4.88%.

Interest income on loans increased $13,432,168 (49%). The increase is primarily due to higher loan balances, loan offering rates and $3,664,491 in loan accretion recognized on loans acquired from Hometown compared to none in 2017. During the year ended December 31, 2018, the Company had $4,895,000 of unexpected full payoffs of certain purchased credit impaired loans and recognized $1,780,000 of yield accretion due to these payoffs. The average loan receivable balance increased $171,442,000 (28%) while the average yield increased 73 basis points to 5.24%. The Company experienced strong loan activity during 2018. However, pricing on loans is challenging due to significant competition on new and renewing credits.

Interest Expense. Total interest expense increased $3,841,065 (63%). The increase is primarily driven by addition of interest-bearing deposits as a result of the Hometown acquisition. The average balance of interest-bearing liabilities increased $155,580,000 (26%), while the average cost of interest-bearing liabilities increased 30 basis points to 1.30%.

Interest expense on deposits increased $3,271,721 (87%) during 2018 as the average balance of interest bearing deposits increased $159,903,000 (32%), while the average interest rate paid to depositors increased 32 basis points to 1.07%. The increase in asset growth opportunities among institutions in our market have created significant competitive pressures on deposit rates. To fund its asset growth going forward, the Company intends to continue to utilize a cost-effective mix of retail and commercial core deposits along with non-core, wholesale funding.

Net Interest Income. The Company’s net interest income increased $9,963,906 (43%) primarily due to the increase in overall average balances of interest-earning assets and interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 47 and 48) for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $1,225,000 and $1,750,000 for the years ended December 31, 2018 and 2017, respectively. The Company’s increase in the provision was primarily due to the increased loan balances and maintaining general portfolio reserves at a level deemed appropriate in accordance with its methodology. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $824,620 (14%) due to a few significant factors.

The Company recognized an increase in service charge income of $814,950 (69%) and debit card interchange income of $285,753 (35%) primarily due to the Hometown acquisition. Also, the Company continued its emphasis on SBA lending that increased gains on the sale of SBA loans by $84,002 (11%).

The increase in income above was offset by increased losses on foreclosed assets of $542,896 (298%) compared to 2017. The Company recognized write-downs of foreclosed assets held for sale, including two properties acquired through the acquisition of Hometown. The re-measurements and write-downs were due to a lack of sales activity, further review of surrounding property values and reductions in the property’s listing price (in most cases).

Non-Interest Expense. Non-interest expense increased $9,855,247 (50%) due to a few significant factors.

One-time merger expense related to the Hometown acquisition totaled $3,520,727. The costs relate to legal, accounting and investment advisory fees, as well as the cost incurred for termination of a specific vendor core processing contract of approximately $2 million.

Salaries and employee benefits increased $2,878,168 (24%) which was primarily due to the addition of Hometown employees and our continued expansion in the Joplin, Missouri market and increases in other key areas of commercial banking, operations and technology.

The Company’s occupancy expense increased $1,866,791 (85%) primarily due to the Company’s continued enhancements in facilities (including signage) and significant investments in new technologies. A full year of occupancy expense on our new headquarter facility and the ongoing expansion in the Joplin, Missouri market has also played a significant factor in the increase in expense.

Amortization expense of the core deposit intangible from the Hometown acquisition was $408,571 for 2018. There was no amortization during 2017.

Professional service expenses increased $282,581 (52%), primarily due to the Company meeting thresholds to be considered an accelerated filer with the U.S. Securities and Exchange Commission, which comes with increased auditor attestation requirements on the Company’s internal controls.

The increases above were partially offset by the elimination of impairment charges on solar credit investments incurred during 2017, which totaled $440,571.

Income Taxes. The provision for income taxes decreased $715,936 (28%) over 2017 which is primarily due to the impact of the Tax Cuts and Jobs Act (the “Act”) signed into law on December 22, 2017. As a result of the Act, in 2017, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates, which resulted in a one-time charge to income tax expense of approximately $1.0 million. In 2018, the Company’s federal tax rate was reduced from 34% to 21% as a result of the Act.

Cash Dividends Paid. The Company paid dividends of $0.12 per share on April 19, 2018 to stockholders of record as of April 9, 2018, $0.12 per share on July 19, 2018, to stockholders of record as of July 9, 2018, and $.12 per share on October 19, 2018, to stockholders of record as of October 9, 2018. The Company also declared a cash dividend of $0.13 per share on December 21, 2018, which was paid on January 14, 2019, to stockholders of record on January 4, 2019. During 2018, 2017 and 2016, the Company paid $2,132,221, $1,767,486 and $1,415,180 in dividends on common stock.

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

Interest expense on deposits increased $1,467,583 (64%) during 2017 as the average balance of interest bearing deposits increased $38,148,000 (8%), while the average interest rate paid to depositors increased 25 basis points to 0.75%.  The increase in asset growth opportunities among institutions in our market have created significant competitive pressures on deposit rates

Net Interest Income.  The Company’s net interest income increased $2,141,865 (10%) primarily due to the increase in overall average balances of interest-earning assets and interest-bearing liabilities.  Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 47 and 48) for additional information on components of net interest income.

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

Although the Bank maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential loan losses in its existing loan portfolio.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loan loss provisions.

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

Non-Interest Expense.  Non-interest expense increased $2,502,340 (15%). Salaries and employee benefits increased $1,353,964 (13%) which was primarily due to the expansion in the Joplin, Missouri market and increases in other key areas of commercial banking, operations and technology. Included in the salaries and benefits increase, the Company had $780,363 of increases in health/retirement benefits and performance incentives due to strong Company results.

The Company incurred $587,428 (100%) of impairment charges on solar tax credit investments in 2017. The Company purchased an interest in a utility scale solar energy project. The project was expected to generate an estimated $557,000 of 2017 investment tax credits plus additional tax credits in future years assuming certain compliance criteria are met. The cost of the investment will be accounted for under the equity and hypothetical liquidation at book value methods. Under these methods, an impairment charge is recorded on the investment equal to the discounted future cash flows compared to the carrying value of the investment.

The Company’s occupancy expense increased $377,199 (21%) primarily due to the Company’s continued enhancements in facilities (including signage) and significant investments in new technologies. The continued expansion in the Joplin, Missouri market has also played a factor in the increase in expense.

Income Taxes.  The provision for income taxes that increased $557,985 (28%) over 2016 was primarily a result of the Company’s $1.0 million charge for the deferred tax asset write-down which was partially offset by the utilization of tax credits which is discussed above. As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates. As of December 31, 2017, the Company revalued its net deferred tax asset and it resulted in a one-time charge to income tax expense of approximately $1.0 million.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $34,121,642 as of December 31, 2018 and $37,406,930 as of December 31, 2017, representing a decrease of $3,285,288. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $153,851,915 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $120,599,000 from the FHLB, as of December 31, 2018. Based on existing collateral, the Bank has the ability to borrow $53,700,000 from the Federal Reserve Bank as of December 31, 2018. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings to a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

The Bank is classified as “well capitalized” under current regulatory guidelines.  See also additional information provided under the caption “Regulatory Matters” in Note 1 of the Notes to Consolidated Financial Statements.  The proposed CBLR rule issued on February 8, 2019 by federal banking regulators may change how the Bank is classified.  At this point, it is unclear whether federal banking regulators will issue a final rule and, even if they do, the final rule may not provide relief from federal banking capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2018 and 2017, the Bank had outstanding commitments to originate loans of approximately $5,600,000 and $7,261,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2018 and 2017, unused lines of credit to borrowers aggregated approximately $104,570,000 and $117,068,000, respectively, for commercial lines and $22,254,000 and $15,929,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $12,218,000 and $12,733,000 as of December 31, 2018 and 2017, respectively. The commitments extend over varying periods of time.

In connection with the Company’s issuance and acquisition of the Trust Preferred Securities and pursuant to three guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the Trust Preferred Securities to the extent each Trust does not have funds available.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2018. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$517,087	$517,087	$-	$-	$-
Time and brokered certificates of deposit	232,532	153,853	73,904	4,715	60
Other borrowings	5,000	-	5,000	-	-
FHLB and Federal Reserve advances	105,300	105,300	-	-	-
Subordinated debentures	21,761	-	-	-	21,761
Leases	9,610	1,293	2,478	2,266	3,573
Purchase obligations	2,716	2,716	-	-	-
Other long term obligations	535	535	-	-	-
Total	$894,541	$780,784	$81,382	$6,981	$25,394

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of loans acquired with the possibility of impairment and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Goodwill and intangible assets that have indefinite useful lives are subject to periodic impairment testing. This testing is to be performed annually, or more frequently if events occur that lead to the possibility that the valuation of such assets could be considered unrecoverable.

The Company has identified the accounting policies for the allowance for loan losses, goodwill and intangible assets, related significant estimates and judgments as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the “Notes to Consolidated Financial Statements” in this report.

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

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2018 and 2017, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $517,087,362 or 69% of its total deposits and $452,098,463 or 74% of total deposits, respectively. The weighted average rate paid on these accounts increased 47 basis points from 0.42% on December 31, 2017 to 0.89% on December 31, 2018 primarily due significant competitive pressures on deposit rates.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2018 and 2017, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2018

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$139,407	$12,371	10%	14.79%	1.58%
+100	134,870	7,834	6%	14.16%	0.94%
NC	127,036	-	0%	13.22%	0.00%
-100	119,637	(7,399)	-6%	12.36%	-0.86%
-200	104,990	(22,046)	-17%	10.48%	-2.42%

12/31/2017

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$116,010	$4,350	4%	14.84%	0.86%
+100	115,268	3,608	3%	14.57%	0.59%
NC	111,660	-	0%	13.98%	0.00%
-100	105,747	(5,913)	-5%	13.15%	-0.83%
-200	87,071	(24,589)	-22%	10.78%	-3.20%

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

Item 8. Financial Statements and Supplementary Data

Guaranty Federal Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$5,818,955	$4,094,694
Interest-bearing demand deposits in other financial institutions	28,302,687	33,312,236
Cash and cash equivalents	34,121,642	37,406,930
Interest-bearing time deposits in other financial institutions	250,000	-
Available-for-sale securities	86,266,197	81,478,673
Held-to-maturity securities	11,794	16,457
Stock in Federal Home Loan Bank, at cost	5,387,200	4,597,500
Mortgage loans held for sale	1,516,849	1,921,819
Loans receivable, net of allowance for loan losses at December 31, 2018 and 2017 - $7,995,569 and $7,107,418, respectively	778,298,606	629,605,009
Accrued interest receivable	3,390,944	2,449,847
Prepaid expenses and other assets	6,249,365	3,846,686
Goodwill	1,434,982	-
Core deposit intangible	2,980,910	-
Foreclosed assets held for sale	1,126,963	282,785
Premises and equipment, net	20,095,161	10,607,094
Bank owned life insurance	20,198,074	19,740,623
Deferred and receivable income taxes	3,809,183	2,506,097
	$965,137,870	$794,459,520

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$749,618,822	$607,364,350
Federal Home Loan Bank advances	105,300,000	94,300,000
Subordinated debentures	21,760,829	15,465,000
Note payable to bank	5,000,000	-
Advances from borrowers for taxes and insurance	289,808	180,269
Accrued expenses and other liabilities	1,868,008	1,962,865
Accrued interest payable	821,811	295,543
	884,659,278	719,568,027

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2018 and 2017 - 6,902,003 and 6,878,503 shares, respectively	690,200	687,850
Additional paid-in capital	51,382,585	50,856,069
Retained earnings, substantially restricted	65,829,687	60,679,308
Accumulated other comprehensive loss	(452,756)	(206,193)
	117,449,716	112,017,034

Treasury stock, at cost; December 31, 2018 and 2017 - 2,443,522 and 2,453,728 shares, respectively	(36,971,124)	(37,125,541)
	80,478,592	74,891,493
	$965,137,870	$794,459,520

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Interest Income
Loans	$40,886,257	$27,454,089	$23,314,776
Investment securities	1,992,442	1,791,921	1,895,395
Other	367,005	194,723	179,155
	43,245,704	29,440,733	25,389,326
Interest Expense
Deposits	7,023,286	3,751,565	2,283,982
Federal Home Loan Bank advances	1,766,278	1,703,787	1,313,620
Subordinated debentures	1,017,552	631,202	579,410
Other	120,503	-	-
	9,927,619	6,086,554	4,177,012
Net Interest Income	33,318,085	23,354,179	21,212,314
Provision for Loan Losses	1,225,000	1,750,000	1,375,000
Net Interest Income After Provision for Loan Losses	32,093,085	21,604,179	19,837,314
Noninterest Income
Service charges	2,004,525	1,189,575	1,134,664
Gain (loss) on sale of investment securities	(8,091)	46,329	192,537
Gain on sale of mortgage loans held for sale	2,030,746	2,021,208	1,708,478
Gain on sale of Small Business Administration loans	830,641	746,639	297,462
Net gain (loss) on foreclosed assets	(360,892)	182,004	1,270
Other income	2,055,011	1,541,565	1,535,796
	6,551,940	5,727,320	4,870,207
Noninterest Expense
Salaries and employee benefits	14,918,696	12,040,528	10,686,564
Occupancy	4,071,199	2,204,408	1,827,209
FDIC deposit insurance premiums	437,602	245,115	350,475
Data processing	1,477,034	987,193	889,575
Advertising	534,650	525,000	525,000
Impairment on investment tax credits	-	587,428	-
Merger costs	3,671,997	151,270	-
Other expense	4,347,155	2,862,144	2,821,923
	29,458,333	19,603,086	17,100,746
Income Before Income Taxes	9,186,692	7,728,413	7,606,775
Provision for Income Taxes	1,854,813	2,570,749	2,012,764
Net Income Available to Common Shareholders	$7,331,879	$5,157,664	$5,594,011

Basic Income Per Common Share	$1.66	$1.18	$1.28
Diluted Income Per Common Share	$1.64	$1.16	$1.27

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
NET INCOME	$7,331,879	$5,157,664	$5,594,011
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(1,130,514)	1,182,895	(799,869)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	791,465	632,990	-
Less: Reclassification adjustment for realized losses (gains) on investment securities included in net income, before income taxes	8,091	(46,329)	(192,537)
Total other items of comprehensive income (loss)	(330,958)	1,769,556	(992,406)
Income tax expense (benefit) related to other items of comprehensive income	(84,395)	666,508	(367,121)
Other comprehensive income (loss)	(246,563)	1,103,048	(625,285)
TOTAL COMPREHENSIVE INCOME	$7,085,316	$6,260,712	$4,968,726

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,331,879	$5,157,664	$5,594,011
Items not requiring (providing) cash:
Deferred income taxes	624,386	1,080,452	123,091
Depreciation	1,593,974	1,155,642	845,221
Provision for loan losses	1,225,000	1,750,000	1,375,000
Gain on sale of Small Business Administration loans	(830,641)	(746,639)	(297,462)
Gain on sale of mortgage loans held for sale and investment securities	(2,022,656)	(2,067,537)	(1,901,015)
Loss (gain) on sale of equipment and other assets	(4,652)	95,863	-
Loss (gain) on sale of foreclosed assets	315,108	(249,349)	(112,576)
Amortization of deferred income, premiums and discounts, net	481,189	840,340	665,361
Stock award plans	517,053	466,469	373,782
Accretion of purchase accounting adjustments	(3,407,340)	-	-
Origination of loans held for sale	(72,116,229)	(70,835,359)	(63,974,589)
Proceeds from sale of loans held for sale	74,551,946	73,118,381	65,402,367
Increase in cash surrender value of bank owned life insurance	(457,451)	(467,730)	(492,978)
Changes in:
Accrued interest receivable	(941,097)	(502,784)	39,629
Prepaid expenses and other assets	6,464,962	1,097,510	563,696
Accrued expenses and other liabilities	(1,620,868)	883,209	(75,505)
Income taxes receivable/payable	620,293	(494,295)	341,305
Net cash provided by operating activities	12,324,856	10,281,837	8,469,338

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(14,645,559)	(119,195,775)	(51,498,165)
Proceeds from sale of loans receivable	12,997,662	26,781,419	-
Principal payments received on held-to-maturity securities	4,663	11,071	15,571
Principal payments received on available-for-sale securities	13,358,321	6,649,871	8,884,281
Purchase of available-for-sale securities	(26,151,079)	(15,975,995)	(82,423,495)
Proceeds from sales of available-for-sale securities	13,602,508	20,869,621	76,480,961
Proceeds from maturities of available-for-sale securities	-	-	535,000
Purchase of premises and equipment	(3,436,389)	(3,684,707)	(1,175,832)
Net cash received for acquisition	2,455,964	-	-
Purchase of tax credit investments	(3,930,176)	(1,415,156)	-
Proceeds from sale of premises and equipment	2,425,000	2,697,147	-
(Purchase) redemption of Federal Home Loan Bank stock	(789,700)	13,500	(1,773,500)
Proceeds from sale of foreclosed assets held for sale	292,003	2,448,163	2,922,119
Net cash used in investing activities	(3,816,782)	(80,800,841)	(48,033,060)

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	$(40,855,842)	$584,224,702	$(8,163,633)
Net increase (decrease) in certificates of deposit	22,077,932	43,576,898	(3,859,312)
Repayment of securities sold under agreements to repurchase	(2,159,000)	-	-
Proceeds from FHLB and Federal Reserve advances	609,971,000	761,600,000	223,099,999
Repayments of FHLB and Federal Reserve advances	(600,971,000)	(763,000,000)	(179,499,999)
Proceeds from notes payable	5,000,000	-	-
Repayments of notes payable	(3,000,000)	-	-
Advances from (repayments to) borrowers for taxes and insurance	109,539	(12,191)	1,607
Proceeds from stock options exercised	166,230	15,570	85,800
Cash dividends paid on common stock	(2,132,221)	(1,767,486)	(1,415,180)
Treasury stock purchased	-	-	(371,538)
Net cash provided by (used in) financing activities	(11,793,362)	98,837,493	29,877,744

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,285,288)	28,318,489	(9,685,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,406,930	9,088,441	18,774,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,121,642	$37,406,930	$9,088,441

Supplemental Cash Flows Information

Real estate acquired in settlement of loans	$368,878	$1,209,279	$3,228,589

Interest paid	$9,401,351	$5,998,844	$4,165,281

Income taxes paid, net of (refunds)	$-	$1,138,000	$724,000

Sale and financing of foreclosed assets held for sale	$181,300	$1,588,921	$149,920

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	685,900	50,441,464	(37,279,069)	53,258,126	(683,956)	66,422,465
Net income	-	-	-	5,594,011	-	5,594,011
Other comprehensive income (loss)	-	-	-	-	(625,285)	(625,285)
Dividends on common stock ($0.34 per share)	-	-	-	(1,504,855)	-	(1,504,855)
Treasury stock purchased	-	-	(371,538)	-	-	(371,538)
Stock award plans	-	26,463	347,319	-	-	373,782
Stock options exercised	1,650	84,150	-	-	-	85,800
Balance, December 31, 2016	687,550	50,552,077	(37,303,288)	57,347,282	(1,309,241)	69,974,380
Net income	-	-	-	5,157,664	-	5,157,664
Other comprehensive income	-	-	-	-	1,103,048	1,103,048
Reclassification of amounts within AOCI to retained earnings due to tax reform	-	-	-	31,818	-	31,818
Dividends on common stock ($0.42 per share)	-	-	-	(1,857,456)	-	(1,857,456)
Stock award plans	-	288,722	177,747	-	-	466,469
Stock options exercised	300	15,270	-	-	-	15,570
Balance, December 31, 2017	687,850	50,856,069	(37,125,541)	60,679,308	(206,193)	74,891,493
Net income	-	-	-	7,331,879	-	7,331,879
Other comprehensive income (loss)	-	-	-	-	(246,563)	(246,563)
Dividends on common stock ($0.49 per share)	-	-	-	(2,181,500)	-	(2,181,500)
Stock award plans	-	362,636	154,417	-	-	517,053
Stock options exercised	2,350	163,880	-	-	-	166,230
Balance, December 31, 2018	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of loans acquired with the possibility of impairment and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Goodwill and intangible assets are subject to periodic impairment testing. This testing is to be performed annually, or more frequently if events occur that lead to the possibility that the valuation of such assets could be considered unrecoverable. The valuation of goodwill and intangible assets involves many factors that are judgmental and highly complex.

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

Loans acquired without the evidence of credit impairment and for which obligated principal and interest cash flows are expected to be received are accounted for under the accounting guidance for receivables - non refundable fees and other costs (ASC 310-20). Additionally, any difference between the initial investment and the principal amount of a purchased loan or debt security will be recorded as an adjustment of yield over the contractual life of the instrument. Loans acquired with evidence of deterioration of credit quality since origination are considered credit impaired. Evidence of credit quality deterioration may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Such loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan.

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

Acquired loans determined to be deteriorated in quality do not have an allowance for credit loss associated with them when recorded by the acquiring entity. Estimates based on cash flows expected to be collected using internal risk models, which incorporate the estimates of current key assumptions, such as default rates, severity and prepayment speeds are used to determine the amount of impairment. As these loans are paid the pre-established amount of impairment is proportionally then included in income.

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

Goodwill and Intangible Assets

An annual assessment is performed to determine whether it is more likely than not the fair value of goodwill is less than the carrying amount.  If, based on the assessment, it is determined that there is an impairment, goodwill would be written down to its implied fair value.  Any subsequent increases in goodwill fair value are not recognized in the financial statements. As a result of the 2018 acquisition of Hometown, a goodwill amount of $1,434,982 is presented in the balance sheet as of December 31, 2018.

Core deposit intangible assets are being amortized on the straight-line basis over a period of seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value. A core deposit intangible of $3,520,000 was calculated at the time of the Hometown acquisition. At December 31, 2018, the amount remaining to be amortized is $2,980,910.

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

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company’s required reserve on December 31, 2018 was $1,956,000.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gain (loss) on available-for-sale securities, unrealized gain (loss) on securities for which a portion of an other-than-temporary impairment has been recognized in income and unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$99,540	10.6%	$37,966	4.0%	$47,458	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$99,540	11.7%	$51,041	6.0%	$68,055	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$107,535	12.6%	$68,055	8.0%	$85,068	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$99,540	11.7%	$38,281	4.5%	$55,294	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$89,526	11.5%	$31,227	4.0%	$39,034	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$89,526	12.5%	$42,939	6.0%	$57,252	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$96,633	13.5%	$57,252	8.0%	$71,565	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$89,526	12.5%	$32,204	4.5%	$46,517	6.5%

The above minimum capital requirements exclude the capital conversion buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conversion buffer was 1.875% at December 31, 2018. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The proposed CBLR rule issued on February 8, 2019 by federal banking regulators may change the Bank’s required ratios.  It is unclear whether federal banking regulators will issue a final rule and, even if they do, the final rule may not provide relief from federal banking capital requirements by decreasing the amount of capital the Bank is required to hold.

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2018 and 2017 the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2018, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Net income available to common shareholders	$7,331,879	$5,157,664	$5,594,011
Weighted average common shares outstanding	4,410,422	4,372,262	4,363,949
Effect of dilutive securities	72,261	68,685	56,299
Weighted average diluted shares outstanding	4,482,683	4,440,947	4,420,248
Basic income per common share	$1.66	$1.18	$1.28
Diluted income per common share	$1.64	$1.16	$1.27

Stock options to purchase 0, 30,000 and 68,500 shares of common stock were outstanding during the years ended December 31, 2018, 2017 and 2016, respectively, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

NOTE 2:	ACQUISITION

On April 2, 2018, the Company completed the acquisition of Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”) including its wholly owned bank subsidiary, Hometown Bank, National Association and Hometown Bancshares Statutory Trust I, a Delaware statutory trust. Under the terms of the Agreement and Plan of Merger, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018.

Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in Southwest Missouri and the Company believes it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $2.45 million at December 31, 2018.

A summary, at fair value, of the assets acquired and liabilities assumed in the Hometown transaction, as of acquisition date, is as follows:

Guaranty Federal Bancshares, Inc.
Net Assets Acquired from Hometown
April 2, 2018
(In Thousands)

	Acquired from	Fair Value	Fair
	Hometown	Adjustments	Value
Assets Acquired
Cash and Due From Banks	$7,083	$-	$7,083
Investment Securities	7,521	-	7,521
Loans	150,390	(6,471)	143,919
Allowance for Loan Losses	(2,348)	2,348	-
Net Loans	148,042	(4,123)	143,919

Fixed Assets	9,268	798	10,066
Foreclosed Assets held for sale	1,647	(400)	1,247
Core Deposit Intangible	-	3,520	3,520
Other Assets	4,146	2,463	6,609

Total Assets Acquired	$177,707	$2,258	$179,965

Liabilities Assumed
Deposits	161,001	247	161,248
Federal Home Loan Bank advances	2,000	-	2,000
Securities Sold Under Agreements to Repurchase	2,159	-	2,159
Other borrowings	3,000	-	3,000
Subordinated debentures	6,186	176	6,362
Other Liabilities	2,003	-	2,003
Total Liabilities Assumed	176,349	$423	176,772

Stockholders' Equity
Common Stock	231	(231)	-
Capital Surplus	18,936	(18,936)	-
Retained Earnings	(17,587)	17,587	-
Accumulated Other Comprehensive Loss	(222)	222	-
Treasury Stock	-	-	-
Total Stockholders' Equity Assumed	1,358	$(1,358)	-

Total Liabilities and Stockholders' Equity Assumed	$177,707	$(935)	$176,772

Net Assets Acquired			$3,193
Purchase Price			4,628
Goodwill			$1,435

During the fourth quarter, management recorded an adjustment to goodwill for additional deferred income taxes related to the final book versus tax differences on Hometown’s fixed assets upon completion of its final consolidated income tax returns. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition.  Management will continue to review the estimated fair values and evaluate the assumed tax positions.  The Company expects to finalize its analysis of the acquired assets and assumed liabilities, within one year of the acquisition.  Therefore, further adjustments to the estimated amounts and carrying values may occur.

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

Pro Forma Financial Information

The results of operations of Hometown have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results (unaudited) for the twelve months ended December 31, 2018 and 2017, as if the Hometown acquisition occurred as of the beginning of the reporting periods presented.

	Twelve months ended December 31,
	2018	2017
	(In Thousands, Except Per Share Data)
Summary of Operations
Net interest income	$35,031	$30,389
Provision for loan losses	1,225	1,750
Net interest income after provision for loan losses	33,806	28,639
Non interest income	6,853	7,011
Non interest expense	31,485	27,591
Income before income taxes	9,174	8,059
Provision for income taxes	1,884	2,720
Net income	$7,290	$5,339
Basic income per common share	$1.66	$1.22
Diluted income per common share	$1.63	$1.20

The pro forma information is presented for informational purposes only and not indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time, nor is it intended to be a projection of future results. The pro forma information includes net losses from Hometown of approximately ($417,000) for the twelve months ended December 31, 2017, respectively.

NOTE 3:	SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Municipals	$34,470,648	$10,581	$(710,709)	$33,770,520
Corporates	3,000,000	18,927	-	3,018,927
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Municipals	$33,908,207	$253,872	$(263,621)	$33,898,458
Corporates	3,000,000	65,000	-	3,065,000
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
	$82,323,052	$328,155	$(1,172,534)	$81,478,673

Maturities of available-for-sale debt securities as of December 31, 2018:

Maturities of Available for Sale
	Amortized Cost	Approximate Fair Value
1-5 years	$428,963	$430,802
5-10 years	11,905,343	11,738,780
After ten years	25,136,342	24,619,865
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	50,632,011	49,476,750
	$88,102,659	$86,266,197

Maturities of held-to-maturity securities as of December 31, 2018:

Maturities of Held to Maturity
	Amortized Cost	Approximate Fair Value
Government sponsored mortgage-backed securities not due on a single maturity date	$11,794	$11,850

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Government sponsored mortgage-backed securities	$11,794	$136	$(80)	$11,850

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
Debt Securities:
Government sponsored mortgage-backed securities	$16,457	$327	$(55)	$16,729

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $24,374,187 and $35,355,969 as of December 31, 2018 and 2017, respectively.

Gross gains of $48,931, $165,237 and $261,875 and gross losses of $57,022, $118,908 and $69,338 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2018, 2017 and 2016, respectively. The tax effect of these net gains (losses) was ($2,063), $17,142 and $71,239 in 2018, 2017 and 2016, respectively.

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

No securities were written down for other-than-temporary impairment during the years ended December 31, 2018, 2017 and 2016.

Certain other investments in debt and equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017, was $70,434,596 and $62,107,660, respectively, which is approximately 82% and 76% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates and failure of certain investments to meet projected earnings targets.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$6,324,750	$(67,774)	$23,223,221	$(642,935)	$29,547,971	$(710,709)
Government sponsored mortgage-backed securities and SBA loan pools	7,127,597	(112,282)	33,759,028	(1,125,058)	40,886,625	(1,237,340)
	$13,452,347	$(180,056)	$56,982,249	$(1,767,993)	$70,434,596	$(1,948,049)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$11,024,593	$(103,747)	$8,802,796	$(159,874)	$19,827,389	$(263,621)
Government sponsored mortgage-backed securities and SBA loan pools	20,088,694	(253,907)	22,191,577	(655,006)	42,280,271	(908,913)
	$31,113,287	$(357,654)	$30,994,373	$(814,880)	$62,107,660	$(1,172,534)

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2018 and 2017 include:

	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$132,410,810	$106,300,790
Multi-family	90,548,265	85,225,074
Real estate - construction	88,553,995	64,743,582
Real estate - commercial	322,921,323	261,866,285
Commercial loans	119,369,484	94,522,840
Consumer and other loans	33,091,017	24,716,447
Total loans	786,894,894	637,375,018
Less:
Allowance for loan losses	(7,995,569)	(7,107,418)
Deferred loan fees/costs, net	(600,719)	(662,591)
Net loans	$778,298,606	$629,605,009

Classes of loans by aging at December 31, 2018 and 2017 were as follows:

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$177	$329	$2,164	$2,670	$129,741	$132,411	$-
Multi-family	5,952	-	-	5,952	84,596	90,548	-
Real estate - construction	-	-	-	-	88,554	88,554	-
Real estate - commercial	1,000	81	-	1,081	321,840	322,921	-
Commercial loans	228	433	71	732	118,638	119,370	-
Consumer and other loans	107	12	-	119	32,972	33,091	-
Total	$7,464	$855	$2,235	$10,554	$776,341	$786,895	$-

As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$510	$731	$2,495	$3,736	$102,565	$106,301	$-
Multi-family	775	-	-	775	84,450	85,225	-
Real estate - construction	-	-	-	-	64,744	64,744	-
Real estate - commercial	243	135	-	378	261,488	261,866	-
Commercial loans	276	-	588	864	93,659	94,523	-
Consumer and other loans	8	8	-	16	24,700	24,716	-
Total	$1,812	$874	$3,083	$5,769	$631,606	$637,375	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2018	2017
Real estate - residential mortgage:
One to four family units	$4,136,342	$4,423,074
Multi-family	-	-
Real estate - construction	4,088,409	4,452,409
Real estate - commercial	3,592,476	161,491
Commercial loans	1,262,910	802,628
Consumer and other loans	1,542	121,915
Total	$13,081,679	$9,961,517

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2018, 2017 and 2016:

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(35)	339	327	177	222	248	(53)	$1,225
Losses charged off	-	(37)	(8)	-	(110)	(382)	-	$(537)
Recoveries	97	2	32	-	17	53	-	$201
Balance, end of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

As of December 31, 2017
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	793	174	82	258	91	284	68	$1,750
Losses charged off	-	(72)	(11)	-	(240)	(213)	-	$(536)
Recoveries	74	-	19	-	12	46	-	$151
Balance, end of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

As of December 31, 2016
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of year	$1,246	$1,526	$821	$177	$1,382	$223	$437	$5,812
Provision charged to expense	1,262	198	48	29	(51)	215	(326)	$1,375
Losses charged off	(1,222)	(69)	(47)	-	(171)	(190)	-	$(1,699)
Recoveries	91	32	34	-	8	89	-	$254
Balance, end of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Ending balance: individually evaluated for impairment	$302	$-	$14	$-	$241	$45	$-	$602
Ending balance: collectively evaluated for impairment	$1,075	$1,687	$842	$206	$927	$292	$111	$5,140
Loans:
Ending balance: individually evaluated for impairment	$5,447	$161	$2,060	$-	$925	$106	$-	$8,699
Ending balance: collectively evaluated for impairment	$35,465	$249,420	$104,351	$48,483	$74,480	$23,500	$-	$535,699

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

The following summarizes impaired loans as of and for the years ended December 31, 2018 and 2017:

As of December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2	$2	$-	$1,429	$1
Multi-family	5,952	5,952	-	2,246	75
Real estate - construction	-	-	-	1,144	-
Real estate - commercial	3,138	3,138	-	3,764	46
Commercial loans	216	216	-	596	-
Consumer and other loans	225	225	-	316	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$4,518	$4,518	$573	$2,858	$-
Multi-family	-	-	-	499	-
Real estate - construction	4,088	5,321	552	3,009	-
Real estate - commercial	1,232	1,317	106	154	-
Commercial loans	1,062	1,062	363	522	-
Consumer and other loans	119	119	18	121	-
Total
Real estate - residential mortgage:
One to four family units	$4,520	$4,520	$573	$4,287	$1
Multi-family	5,952	5,952	-	2,745	75
Real estate - construction	4,088	5,321	552	4,153	-
Real estate - commercial	4,370	4,455	106	3,918	46
Commercial loans	1,278	1,278	363	1,118	-
Consumer and other loans	344	344	18	437	-
Total	$20,552	$21,870	$1,612	$16,658	$122

As of December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$3,180	$3,180	$-	$2,170	$-
Multi-family	775	775	-	130	5
Real estate - construction	2,840	2,840	-	2,940	-
Real estate - commercial	161	161	-	311	-
Commercial loans	465	465	-	536	-
Consumer and other loans	3	3	-	7	1
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,244	$1,244	$127	$247	$-
Multi-family	-	-	-	-	-
Real estate - construction	1,612	2,845	738	2,326	-
Real estate - commercial	-	-	-	-	-
Commercial loans	274	274	246	456	-
Consumer and other loans	273	273	138	208	-
Total
Real estate - residential mortgage:
One to four family units	$4,424	$4,424	$127	$2,417	$-
Multi-family	775	775	-	130	5
Real estate - construction	4,452	5,685	738	5,266	-
Real estate - commercial	161	161	-	311	-
Commercial loans	739	739	246	992	-
Consumer and other loans	276	276	138	215	1
Total	$10,827	$12,060	$1,249	$9,331	$6

At December 31, 2018, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following summarizes information regarding new troubled debt restructurings by class:

2018
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	3	540,550	444,645
Consumer and other loans	-	-	-
Total	3	$540,550	$444,645

2017
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	-	-	-
Consumer and other loans	1	119,459	119,459
Total	1	$119,459	$119,459

The troubled debt restructurings described above increased the allowance for loan losses by $171,745 and $118,482 and resulted in charge offs of $0 and $0 during the years ended December 31, 2018 and 2017, respectively.

The following presents the troubled debt restructurings by type of modification:

2018
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	30,130	414,515	444,645
Consumer and other loans	-	-	-	-
Total	$-	$30,130	$414,515	$444,645

2017
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	-	-	-
Consumer and other loans	-	119,459	-	119,459
Total	$-	$119,459	$-	$119,459

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2018 and 2017:

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,375	$310,486	$126,586	$84,596	$114,525	$32,686	$753,254
Special Mention	-	5,524	372	-	3,031	-	8,927
Substandard	4,179	6,911	5,453	5,952	1,814	405	24,714
Doubtful	-	-	-	-	-	-	-
Total	$88,554	$322,921	$132,411	$90,548	$119,370	$33,091	$786,895

As of December 31, 2017
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$60,291	$254,658	$96,723	$84,450	$93,102	$24,440	$613,664
Special Mention	-	5,578	3,799	-	200	-	9,577
Substandard	4,453	1,630	5,779	775	708	276	13,621
Doubtful	-	-	-	-	513	-	513
Total	$64,744	$261,866	$106,301	$85,225	$94,523	$24,716	$637,375

The above amounts include purchased credit impaired loans. At December 31, 2018, purchased credit impaired loans comprised of $3.0 million were rated “Substandard”.

The weighted average interest rate on loans as of December 31, 2018 and 2017 was 5.80% and 4.82%, respectively.

The Bank serviced mortgage loans for others amounting to $37,350 and $45,839 as of December 31, 2018 and 2017, respectively. The Bank serviced commercial loans for others amounting to $47,206,950 and $31,425,300 as of December 31, 2018 and 2017, respectively.

NOTE 5:	ACCOUNTING FOR CERTAIN LOANS ACQUIRED

The Company acquired loans during the quarter ended June 30, 2018 as part of the acquisition of Hometown. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with the evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores or recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. During the year ended December 31, 2018, the Company had $4.9 million of unexpected full payoffs of certain purchased credit impaired loans and recognized $1.8 million of yield accretion due to these payoffs.

The carrying amount of remaining purchased credit impaired loans are included in the balance sheet amounts of loans receivable at December 31, 2018. The amount of these loans is shown below:

December 31,
2018
(In Thousands)
Real estate - commercial	$3,358
Commercial loans	296
Consumer and other loans	329
Outstanding balance	$3,983
Carrying amount, net of fair value adjustment of $810 at December 31, 2018	$3,173

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for year ended December 31, 2018:

Year ended
December 31,
2018
(In Thousands)
Balance at beginning of period	$-
Additions	238
Reclassification from nonaccretable difference	1,834
Accretion	(1,807)
Disposals	-
Balance at end of period	$265

During the year ended December 31, 2018, the Company did not increase or reverse any allowance for loan losses related to these purchased credit impaired loans.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during 2018.

Goodwill is assessed annually, or more often if warranted, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million as of December 31, 2018.

Core deposit intangible premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2018 were as follows:

December 31,
2018
(in Thousands)
Goodwill	$1,435
Core deposit intangible
Gross carrying amount	3,520
Accumulated amortization	(539)
Core deposit intangible, net	2,981
Remaining balance	$4,416

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2018 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2019	$477
	2020	477
	2021	477
	2022	477
	2023	477
	Therafter	596
	Total	$2,981

NOTE 7:	PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2018	2017
Land	$4,575,352	$1,377,304
Buildings and Improvements	11,985,118	9,649,660
Automobile	52,404	25,115
Furniture, Fixtures and Equipment	12,861,570	9,554,925
Leasehold Improvements	2,525,858	277,376
	32,000,302	20,884,380
Less accumulated depreciation	(11,905,141)	(10,277,286)
Net premises and equipment	$20,095,161	$10,607,094

NOTE 8:	BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2018 and 2017 was $20,198,074 and $19,740,623, respectively.

NOTE 9:	INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. Effective January 2015, the investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum fifteen-year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2018 and 2017, the net carrying values of the Company’s investments in these entities was $4,550,896 and $1,652,358, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received total income tax credits of $1,324,581, $1,871,058 and $1,221,394 during 2018, 2017 and 2016, respectively. Amortization of the investment costs was $1,120,363, $1,531,527, and $817,122 during each of the fiscal years 2018, 2017 and 2016.

NOTE 10:	DEPOSITS

Deposits are comprised of the following at December 31, 2018 and 2017:

			December 31, 2018			December 31, 2017
			Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Demand			0.82%	$142,996,945	19.1%	0.00%	$94,727,683	15.6%
NOW			1.09%	165,581,134	22.1%	0.35%	139,458,528	23.0%
Money market			0.90%	168,845,437	22.5%	0.73%	187,064,098	30.8%
Savings			0.30%	39,663,846	5.3%	0.20%	30,848,154	5.5%
			0.89%	517,087,362	69.0%	0.42%	452,098,463	74.4%
Certificates:
0.00%	-	0.99%	0.69%	46,485,328	6.2%	0.69%	46,771,850	7.7%
1.00%	-	1.99%	1.45%	71,697,342	9.6%	1.39%	104,284,007	17.3%
2.00%	-	3.99%	2.46%	114,348,790	15.2%	2.00%	4,210,030	0.7%
			1.79%	232,531,460	31.0%	1.20%	155,265,887	25.6%
Total Deposits			1.17%	$749,618,822	100.0%	0.62%	$607,364,350	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $154,957,000 and $102,998,000 as of December 31, 2018 and 2017, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $89,187,000 and $44,308,000, as of December 31, 2018 and 2017, respectively.

A summary of certificates of deposit by maturity as of December 31, 2018, is as follows:

2019	$153,851,915
2020	41,020,438
2021	32,883,459
2022	3,891,400
2023	824,182
Thereafter	60,066
$232,531,460

 A summary of interest expense on deposits is as follows:

	Years ended
	December 31,
	2018	2017	2016

NOW and Money Market accounts	$4,427,407	$2,394,549	$1,235,359
Savings accounts	105,592	58,384	55,094
Certificate accounts	2,524,098	1,309,629	1,002,872
Early withdrawal penalties	(33,811)	(10,997)	(9,343)
	$7,023,286	$3,751,565	$2,283,982

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $64,032,000 and $82,205,000 as of December 31, 2018 and 2017, respectively.

NOTE 11:	BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

	December 31, 2018		December 31, 2017
Maturity Date	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2019	105,300,000	2.69%	92,200,000	1.90%
2020	-	0.00%	2,100,000	4.87%
2021	-	0.00%	-	0.00%
	$105,300,000	2.69%	$94,300,000	1.97%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $120.6 million from the FHLB, as of December 31, 2018.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $53.7 million as of December 31, 2018. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2018 and 2017.

Note Payable to Bank

During 2018, the Company entered into a $5,000,000 note payable with another financial institution to provide for additional capital to fund Bank asset growth. The note bears a variable interest rate tied to three-month LIBOR and matures June 28, 2020. As of December 31, 2018, $5,000,000 was borrowed on this line.

NOTE 12:	SUBORDINATED DEBENTURES

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

As part of the April 2, 2018 acquisition of Hometown and pursuant to a Second Supplemental Indenture dated April 2, 2018 by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002. This Trust was formed for the purposes of issuing $6.0 million of Trust Preferred Securities. Hometown issued 30-year junior subordinated deferrable interest debentures to the Trust in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bear interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 is a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.50%. Subject to prior approval by the Federal Reserve Board, the Debentures and the Trust Preferred Securities are each callable by the Company or the Trust, respectively and as applicable, at 100% of principal amount plus any accrued interest. The interest payments by the Company to the Trust will be used to pay the dividends payable by the Trust to the holders of the Trust Preferred Securities.

NOTE 13:	INCOME TAXES

As of December 31, 2018 and 2017, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,294,000 as of December 31, 2018.

The provision for income taxes consists of:

	Years Ended
	December 31,
	2018	2017	2016

Taxes currently payable	$1,230,427	$1,490,297	$1,889,673
Deferred income taxes	624,386	68,340	123,091
Deferred income taxes related to 2017 Tax Act	-	1,012,112	-
	$1,854,813	$2,570,749	$2,012,764

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2018 and 2017 balance sheets are:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Allowances for loan losses	$1,679,069	$1,492,558
Writedowns on foreclosed assets held for sale	208,434	86,610
Deferred loan fees/costs	130,011	168,961
Unrealized depreciation on available-for-sale securities	468,298	215,317
Other purchase accounting adjustments	692,849	-
Tax credit partnerships and related tax credit carryforwards	1,543,723	445,151
Other	75,714	71,395
	4,798,098	2,479,992
Deferred tax liabilities:
FHLB stock dividends	(31,941)	(32,035)
Unrealized appreciation on interest rate swaps	(324,242)	(144,765)
Accumulated depreciation	(704,543)	(544,560)
Other	(86,819)	(31,458)
	(1,147,545)	(752,818)
Net deferred tax asset	$3,650,553	$1,727,174

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,
	2018	2017	2016
Computed at statutory rate	21.0%	34.0%	34.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(1.3% )	(10.2% )	(4.2%	)
Cash surrender value of life insurance	(1.1% )	(2.1% )	(2.2%	)
Tax exempt interest	(1.4% )	(3.0% )	(3.3%	)
Non-dedecutible merger costs	1.0%	-	-
Impact of 2017 Tax Act	-	13.1%	-
Other	2.0%	1.5%	2.2%
Actual effective rate	20.2%	33.3%	26.5%

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

As part of the acquisition of Hometown, the Company acquired net operating loss (NOL) carryforwards that Hometown had accumulated through acquisition date. The Company estimates the amount of NOL that it expects to utilize in the future will be approximately $2.0 million, and has recorded a deferred tax asset related to the NOL, which is included in the purchase accounting adjustments above.

NOTE 14:	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017 (dollar amounts in thousands):

As of December 31, 2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,770	$-	$33,770
Corporates	-	3,019	-	3,019
Government sponsored mortgage-backed securities and SBA loan pools	-	49,477	-	49,477
Available-for-sale securities	$-	$86,266	$-	$86,266

Interest Rate Swaps	$-	$1,272	$-	$1,272

As of December 31, 2017
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,898	$-	$33,898
Corporates	-	3,065	-	3,065
Government sponsored mortgage-backed securities and SBA loan pools	-	44,515	-	44,515
Available-for-sale securities	$-	$81,478	$-	$81,478

Interest Rate Swaps	$-	$568	$-	$568

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017 (dollar amounts in thousands):

Impaired loans:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2018	$-	$-	$10,428	$10,428

December 31, 2017	$-	$-	$2,224	$2,224

Foreclosed assets held for sale:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2018	$-	$-	$909	$909

December 31, 2017	$-	$-	$-	$-

There were no transfers between valuation levels for any asset during the years ended December 31, 2018 or 2017. If transfers are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$10,428	Market Comparable	Discount to reflect realizable value	0%	-	100%	(8%)
Foreclosed assets held for sale	$909	Market Comparable	Discount to reflect realizable value	25%	-	34%	(30%)

	Fair Value December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$2,224	Market Comparable	Discount to reflect realizable value	0%	-	100%	(12%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		0%

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

Loans

The fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayment discount spreads, credit loss and liquidity premiums.

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

Subordinated debentures and Note Payable to Bank

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$34,121,642	$34,121,642	1	$37,406,930	$37,406,930	1
Held-to-maturity securities	11,794	11,850	2	16,457	16,729	2
Federal Home Loan Bank stock	5,387,200	5,387,200	2	4,597,500	4,597,500	2
Mortgage loans held for sale	1,516,849	1,516,849	2	1,921,819	1,921,819	2
Loans, net	778,298,606	783,910,789	3	629,605,009	627,498,508	3
Interest receivable	3,390,944	3,390,944	2	2,449,847	2,449,847	2
Financial liabilities:
Deposits	749,618,822	747,903,071	2	607,364,350	606,548,280	2
FHLB advances	105,300,000	105,325,386	2	94,300,000	94,417,733	2
Subordinated debentures	21,760,829	21,760,829	3	15,465,000	15,465,000	3
Note payable to Bank	5,000,000	5,000,000	3	-	-
Interest payable	821,811	821,811	2	295,543	295,543	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

NOTE 15:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote regarding loans.

NOTE 16:	EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2018, restricted stock for 54,369 shares of Common Stock and 55,823 of performance stock units has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2018, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2016	91,500	57,500	19.58
Granted	-	-	-
Exercised	(11,500)	(5,000)	5.20
Forfeited	(20,000)	(2,500)	28.34
Balance outstanding as of December 31, 2016	60,000	50,000	19.95
Granted	-	-	-
Exercised	(3,000)	-	5.19
Forfeited	(11,000)	(25,000)	29.48
Balance outstanding as of December 31, 2017	46,000	25,000	15.74
Granted	-	-	-
Exercised	(13,500)	(10,000)	7.07
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of December 31, 2018	12,500	5,000	$5.14
Options exercisable as of December 31, 2018	12,500	5,000	$5.14

As of December 31, 2018, total outstanding stock options of 17,500 had a remaining contractual life of 0.72 years.

The total intrinsic value of outstanding stock options was $292,200 and $664,220 at December 31, 2018 and 2017, respectively. The total intrinsic value of outstanding exercisable stock options was $292,200 and $664,220 at December 31, 2018 and 2017, respectively. The fair value of options vested during 2018, 2017 and 2016 was $0, $0 and $0, respectively.

Restricted Stock

	Number of shares	Weighted Average Grant- Fair Value
Balance of shares non-vested as of January 1, 2016	43,477	12.75
Granted	24,679	15.01
Vested	(7,201)	13.13
Forfeited	-	-
Balance of shares non-vested as of December 31, 2016	60,955	13.62
Granted	13,386	20.33
Vested	(28,791)	12.29
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	45,550	16.44
Granted	13,338	22.41
Vested	(26,539)	16.40
Forfeited	-	-
Balance of shares non-vested as of December 31, 2018	32,349	$18.93

In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. In February 2016, the Company granted 9,336 shares of restricted stock to directors that have a one year cliff vesting. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2018, 2017 and 2016 was $138,200, $135,274 and $126,032, respectively.

During 2018, 2017 and 2016, the Company granted 7,486, 6,426 and 15,343 shares of restricted stock to officers that all have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2018, 2017 and 2016 was $183,815, $210,008 and $267,606, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2017	-	$-
Granted	55,823	20.48
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	55,823	20.48
Granted	-	-
Vested	-	-
Forfeited	(8,501)	20.48
Balance of shares non-vested as of December 31, 2018	47,322	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company estimated that the most likely outcome is the achievement of the target level. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the years ended December 31, 2018 and 2017 was $263,204 and $153,242, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards, restricted stock units and stock options. Expense recognized for the years ended December 31, 2018, 2017 and 2016 was $585,219, $498,524 and $393,638, respectively. As of December 31, 2018, there was $622,206 of unrecognized compensation expense related to nonvested restricted stock awards and restricted stock units, which will be recognized over the remaining vesting periods.

NOTE 17:	NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category and clarifies the guidance for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements but has had an impact on our fair value disclosures. See Note 14- Disclosures about Fair Value of Assets and Liabilities for further information regarding the valuation method for loans.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements” which provides additional transition options including allowing entities to not apply the lease standard to the comparative periods presented in their financial statements in the year of adoption. The Company continues to evaluate which practical expedients to elect as well as the effect this standard will have on its financial statements and financial statement disclosures. Management estimates the impact of adopting this standard will result in approximately $10 million to $11 million of leased assets and related lease liabilities to be added to the Company’s balance sheet, with no significant impact expected to the income statement.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, Update 2018-19 Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was released that provided additional guidance on this Topic. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a committee that is assessing our data and evaluating the impact of adopting ASU 2016-13. The Company has also selected a third party vendor to assist in generating loan level cash flows and disclosures. The financial impact of adopting this standard is still being evaluated.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows with respect to eight types of cash flows. This new accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted on testing dates after January 1, 2017.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. In October 2018, ASU 2018-16, provided additional guidance on this Topic. The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  Implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation process for Level 3 measurements. This ASU modifies disclosures relating to investments in certain entities that calculate net asset value. Additional disclosures require by the ASU include: 1) change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) range and weighted average of significant observable inputs used to develop Level 3 measurements. The prospective method of transition is required for the new disclosure requirements. The other amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years or January 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements.

NOTE 18:	OTHER EXPENSES

Other expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Directors compensation	$235,060	$231,479	$221,072
Outside services	122,715	73,966	132,500
Legal expense	249,572	261,088	251,051
Deposit expense	78,892	110,897	139,234
Office supplies	160,727	105,780	94,189
Telephone	183,732	173,160	158,434
Postage	175,614	138,864	141,529
Insurance	113,610	118,483	115,430
Supervisory exam	67,222	55,849	53,951
Accounting	453,000	207,652	210,939
Organization dues	172,259	155,121	145,709
Loan expense	410,177	361,389	271,739
Contributions	60,000	60,000	60,000
ATM expense	245,892	170,455	152,581
Other operating	1,618,683	637,961	673,565

	$4,347,155	$2,862,144	$2,821,923

NOTE 19:	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2018	2017	2016

Balance, beginning of year	$6,528,933	$5,822,136	$3,946,621
New Loans	2,795,734	1,523,847	3,112,689
Repayments	(3,526,858)	(817,050)	(1,237,174)

Balance, end of year	$5,797,809	$6,528,933	$5,822,136

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 20:	COMMITMENTS AND CREDIT RISK

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

As of December 31, 2018 and 2017, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $5,600,000 and $7,261,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $12,218,000 and $12,733,000 as of December 31, 2018 and 2017, respectively, with terms ranging from 1 year to 5 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2018 and 2017, these letters of credit aggregated approximately $61,751,000 and $39,422,000.

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

As of December 31, 2018 and 2017, unused lines of credit to borrowers aggregated approximately $104,570,000 and $117,068,000, respectively, for commercial lines and $22,254,000 and $15,929,000, respectively, for open-end consumer lines.

NOTE 21:	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2018, the Company reported a $947,296 unrealized gain, net of a $324,242 tax effect, in accumulated other comprehensive income related to this cash flow hedge. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the year ended December 31, 2018, there was no ineffectiveness attributable to the cash flow hedge.

Due to the swap being in a gain position the counterparty has pledged collateral of $1.47 million that is held in cash as of December 31, 2018.

A summary of the Company’s derivative financial instruments at December 31, 2018 and 2017 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Estimated Fair Value	Estimated Fair Value
Inception Date	Date	Type	Amount	Paid	Hedged	at December 31, 2018	at December 31, 2017

2/28/2018	2/28/2025	Interest rate swap	$50,000,000	2.12%	3 month LIBOR Floating	$1,271,538	$567,704

NOTE 22:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	Years ended December 31,
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:
	2018	2017

Net unrealized loss on available-for-sale securities	$(1,836,462)	$(844,379)
Net unrealized gain on interest rate swap instrument	1,271,538	567,704
	(564,924)	(276,675)

Tax effect	112,168	70,482
Net-of-tax amount	$(452,756)	(206,193)

NOTE 23:	OPERATING LEASES

The Company has entered into various operating leases at its locations. Many of the leases have renewal options.

At December 31, 2018, future minimum lease payments were as follows (in thousands):

2019	$1,032
2020	993
2021	964
2022	962
2023	956
Thereafter	3,573
$8,480

Rental expense was $936,168, $172,035 and $142,558 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 24:	CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2018 and 2017, and statements of income, comprehensive income and cash flows for the years ended December 31, 2018, 2017 and 2016 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2018	2017
Assets
Cash	$1,476,735	$713,996
Investment in subsidiary	104,786,630	89,319,774
Investment in Capital Trusts	651,000	465,000
Prepaid expenses and other assets	132,946	19,148
Deferred and receivable income taxes	1,006,823	469,020
	$108,054,134	$90,986,938
Liabilities
Subordinated debentures	$21,760,829	$15,465,000
Note payable	5,000,000	-
Accrued expenses and other liabilities	807,813	623,545
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	690,200	687,850
Additional paid-in capital	51,382,585	50,856,069
Retained earnings	65,829,687	60,679,308
Accumulated other comprehensive loss	(452,756)	(206,193)
Treasury stock	(36,971,124)	(37,125,541)
	$108,054,134	$90,986,938

Condensed Statements of Income	Years ended December 31,
	2018	2017	2016

Income
Dividends from subsidiary bank	$14,000,000	$2,000,000	$-
Interest income:
Other	31,016	19,017	50,332
	14,031,016	2,019,017	50,332
Expense
Interest expense:
Related party	120,503	631,202	579,410
Other	2,773,018	1,158,462	931,816
	2,893,521	1,789,664	1,511,226
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	11,137,495	229,353	(1,460,894)
Credit for income taxes	(780,131)	(689,813)	(435,000)
Income (loss) before equity in undistributed earnings of subsidiaries	11,917,626	919,166	(1,025,894)
Equity in undistributed income (distributions in excess) of subsidiaries	(4,585,747)	4,238,498	6,619,905
Net income	$7,331,879	$5,157,664	$5,594,011

Condensed Statements of Cash Flows	Years ended December 31,
	2018	2017	2016

Cash Flows From Operating Activities

Net income	$7,331,879	$5,157,664	$5,594,011
Items not requiring (providing) cash:
Equity in undistributed income (distributions in excess) of subsidiaries	4,585,747	(4,238,498)	(6,619,905)
Deferred income taxes	(196,399)	-	8,988
Accretion of purchase accounting adjustment	(65,897)	-	-
Stock award plan expense	517,053	466,469	373,782
Gain on investment securities	-	-	(18,889)
Changes in:
Prepaid expenses and other assets	(113,711)	(73,584)	(700)
Income taxes payable/refundable	(341,404)	(420,444)	139,837
Accrued expenses	(1,360,728)	2,390	32,450
Net cash provided by (used in) operating activities	10,356,540	893,997	(490,426)

Cash Flows From Investing Activities
Capital contributions to subsidiary bank	(5,000,000)	-	-
Cash paid for acquistion	(4,627,810)	-	-
Proceeds from sales of AFS securities	-	-	121,101
Net cash provided by investing activities	(9,627,810)	-	121,101

Cash Flows From Financing Activities
Proceeds from stock options exercised	166,230	15,570	85,800
Cash dividends paid on common stock	(2,132,221)	(1,767,486)	(1,415,180)
Proceeds from issuance of notes payable	5,000,000	-	-
Repayment of notes payable	(3,000,000)	-	-
Treasury Stock purchased	-	-	(371,538)
Net cash provided by (used in) financing activities	34,009	(1,751,916)	(1,700,918)

Increase (Decrease) in cash	762,739	(857,919)	(2,070,243)

Cash, beginning of year	713,996	1,571,915	3,642,158

Cash, end of year	$1,476,735	$713,996	$1,571,915

Statements of Comprehensive Income	Years ended December 31,
	2018	2017	2016
NET INCOME	$7,331,879	$5,157,664	$5,594,011
OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	-	-	2,695
Income tax expense related to other items of comprehensive income	-	-	(997)
Other comprehensive income (loss)	-	-	3,692
Comprehensive income (loss) of Bank	(246,563)	1,103,048	(628,977)
TOTAL COMPREHENSIVE INCOME	$7,085,316	$6,260,712	$4,968,726

NOTE 25:	UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2018, Quarter ended
	Mar-18	Jun-18	Sep-18	Dec-18
Interest income	$7,956,316	$10,379,125	$13,377,875	$11,532,388
Interest expense	1,925,064	2,406,858	2,648,869	2,946,828
Net interest income	6,031,252	7,972,267	10,729,006	8,585,560
Provision for loan losses	225,000	500,000	200,000	300,000
Gain on loans and investment securities	553,602	831,919	858,254	609,521
Other noninterest income, net	765,437	1,121,893	603,504	1,207,810
Noninterest expense	5,475,855	10,222,637	6,665,849	7,093,992
Income before income taxes	1,649,436	(796,558)	5,324,915	3,008,899
Provision for income taxes	293,691	(453,574)	1,390,673	624,023
Net income available to common shareholders	$1,355,745	$(342,984)	$3,934,242	$2,384,876
Basic income per common share	$0.31	$(0.08)	$0.89	$0.54
Diluted income per common share	$0.30	$(0.08)	$0.88	$0.53

	Year Ended December 31, 2017, Quarter ended
	Mar-17	Jun-17	Sep-17	Dec-17
Interest income	$6,771,402	$7,241,508	$7,525,187	$7,902,636
Interest expense	1,173,461	1,352,309	1,473,190	2,087,594
Net interest income	5,597,941	5,889,199	6,051,997	5,815,042
Provision for loan losses	475,000	575,000	450,000	250,000
Gain on loans and investment securities	539,102	710,665	858,826	799,123
Other noninterest income, net	690,263	656,395	712,043	760,903
Noninterest expense	4,419,620	4,567,916	5,011,832	5,603,718
Income before income taxes	1,932,686	2,113,343	2,161,034	1,521,350
Provision for income taxes	503,445	520,770	443,651	1,102,883
Net income available to common shareholders	$1,429,241	$1,592,573	$1,717,383	$418,467
Basic income per common share	$0.33	$0.36	$0.39	$0.10
Diluted income per common share	$0.32	$0.36	$0.39	$0.09

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/BKD, LLP

We have served as the Company’s auditor since 1980.

Springfield, Missouri

March 8, 2019

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2018, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Guaranty Federal Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 8, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Springfield, Missouri

March 8, 2019

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

The following table sets forth information as of December 31, 2018 with respect to equity plans under which shares of the Company’s common stock may be issued:

2018 Equity Compensation Plan Information
(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	17,500	$5.14	148,309

Equity compensation plans not approved by security holders	-	-	-

Totals	17,500	$5.14	148,309

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

2.    Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    The following exhibits are filed with this Report or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, between Guaranty Federal Bancshares, Inc. and Hometown Bancshares, Inc. dated November 30, 2017 (10)
3(i).1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (1)
3(ii)	Bylaws of Guaranty Federal Bancshares, Inc., as amended (1)
10.7	2004 Stock Option Plan *(2)
10.8	Form of Incentive Stock Option Agreement under the 2004 Stock Option Plan *(3)
10.9	Form of Non-Incentive Stock Option Agreement under the 2004 Stock Option Plan *(4)
10.17	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(5)
10.23	Guaranty Federal Bancshares, Inc. 2015 Equity Plan *(6)
10.24

Amendment to Employment Agreements, Amendment to Restricted Stock Award Agreement, dated June 1, 2016, between the Company and H. Michael Mattson and Written Description of 2016 Executive Incentive Compensation Annual Plans- Chief Executive, Chief Financial, Chief Operating, and Chief Credit Officers *(7)

10.25	Employment Agreement, dated June 27, 2016, between the Company and H. Charley Puls and Written Description of 2016 Executive Incentive Compensation Annual Plan- Chief Lending Officer *(8)
10.26

Written Description of 2017 Executive Incentive Compensation Annual Plans and Long-Term Incentive Performance Share Plan-Chief Executive, Chief Financial, Chief Operating, Chief Lending and Chief Credit Officers *(9)

21	Subsidiaries of the Registrant (See Item 1. Business – Subsidiary and Segment Information)
23	Consent of BKD, LLP
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes. (11)

* Management contract or compensatory plan or arrangement

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(2)	Filed as Appendix A to the proxy statement for the annual meeting of stockholders held on May 19, 2004 (SEC File No. 0-23325) and incorporated herein by reference.
(3)	Filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(4)	Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Registrant on March 30, 2005 and incorporated herein by reference.
(5)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.
(7)	Filed as Exhibits 10.1 through 10.9 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference.
(8)	Filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed by the Registrant on June 28, 2016 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.10 to the Current Report on Form 8-K filed by the Registrant on March 29, 2017 and incorporated herein by reference.
(10)	Filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2017 and incorporated herein by reference.
(11)	Filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K filed by the Registrant on May 7, 2018 and incorporated herein by reference.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 8, 2019	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date:	March 8, 2019	Date:	March 8, 2019

By:	/s/ Carter Peters	By:	/s/ James R. Batten
	Carter Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 8, 2019	Date:	March 8, 2019

By:	/s/ John Griesemer	By:	/s/ James L. Sivils, III
	John Griesemer		James L. Sivils, III
	Director		Director
Date:	March 8, 2019	Date:	March 8, 2019

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 8, 2019	Date:	March 8, 2019

By:	/s/ Kurt D. Hellweg	By:	/s/ Tony Scavuzzo
	Kurt D. Hellweg		Tony Scavuzzo
	Director		Director
Date:	March 8, 2019	Date:	March 8, 2019