Form 10-Q
period 2019-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2019-05-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number: 1-833-875-2492

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.10 per share	GFED	NASDAQ Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock, Par Value $0.10 per share	4,483,206 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	3/31/19	12/31/18
ASSETS
Cash and due from banks	$4,540,953	$5,818,955
Interest-bearing deposits in other financial institutions	38,508,308	28,302,687
Cash and cash equivalents	43,049,261	34,121,642
Interest-bearing time deposits at other financial institutions	250,000	250,000
Available-for-sale securities	98,793,658	86,266,197
Stock in Federal Home Loan Bank, at cost	3,241,500	5,387,200
Mortgage loans held for sale	2,847,255	1,516,849
Loans receivable, net of allowance for loan losses of March 31, 2019 - $7,846,622 - December 31, 2018 - $7,995,569	760,545,644	778,298,606
Accrued interest receivable	3,773,210	3,390,944
Prepaid expenses and other assets	10,289,237	6,261,159
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,861,660	2,980,910
Foreclosed assets held for sale	1,179,536	1,126,963
Premises and equipment, net	19,778,454	20,095,161
Operating lease right-of-use asset	9,473,587	-
Bank owned life insurance	20,309,260	20,198,074
Deferred and income taxes receivable	3,641,600	3,809,183
	$981,468,844	$965,137,870
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$806,831,336	$749,618,822
Federal Home Loan Bank advances	52,100,000	105,300,000
Subordinated debentures	21,738,863	21,760,829
Note payable to bank	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	421,826	289,808
Accrued expenses and other liabilities	2,318,551	1,868,008
Operating lease liability	9,490,385	-
Accrued interest payable	949,953	821,811
	898,850,914	884,659,278
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2019 and December 31, 2018 - 6,912,003 and 6,902,003 shares; respectively	691,200	690,200
Additional paid-in capital	51,379,796	51,382,585
Retained earnings, substantially restricted	67,367,234	65,829,687
Accumulated other comprehensive loss	(71,965)	(452,756)
	119,366,265	117,449,716
Treasury stock, at cost; March 31, 2019 and December 31, 2018 - 2,428,797 and 2,443,522 shares, respectively	(36,748,335)	(36,971,124)
	82,617,930	80,478,592
	$981,468,844	$965,137,870

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	3/31/2019	3/31/2018
Interest Income
Loans	$10,303,185	$7,378,575
Investment securities	597,534	449,369
Other	195,717	128,372
	11,096,436	7,956,316
Interest Expense
Deposits	2,606,220	1,422,570
FHLB advances	356,576	333,527
Subordinated debentures	291,352	168,967
Other	67,570	-
	3,321,718	1,925,064
Net Interest Income	7,774,718	6,031,252
Provision for Loan Losses	-	225,000
Net Interest Income After Provision for Loan Losses	7,774,718	5,806,252
Noninterest Income
Service charges	401,832	317,166
Gain (loss) on sale of investment securities	(30,648)	3,183
Gain on sale of mortgage loans held for sale	425,998	379,557
Gain on sale of Small Business Administration loans	250,119	170,862
Net gain (loss) on foreclosed assets	(19,057)	44,331
Other income	536,091	403,940
	1,564,335	1,319,039
Noninterest Expense
Salaries and employee benefits	3,959,320	3,173,424
Occupancy	1,133,363	770,407
FDIC deposit insurance premiums	99,535	78,298
Data processing	388,944	302,532
Advertising	150,000	131,250
Merger costs	16,596	228,000
Amortization of core deposit intangible	119,250	-
Other expense	976,551	791,944
	6,843,559	5,475,855
Income Before Income Taxes	2,495,494	1,649,436
Provision for Income Taxes	375,130	293,691
Net Income Available to Common Shareholders	$2,120,364	$1,355,745

Basic Income Per Common Share	$0.48	$0.31
Diluted Income Per Common Share	$0.47	$0.30

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	3/31/2019	3/31/2018
NET INCOME	$2,120,364	$1,355,745
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,572,967	(1,298,792)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(1,092,487)	1,265,812
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	30,648	(3,183)
Total other items of comprehensive income	511,128	(36,163)
Income tax expense (benefit) related to other items of comprehensive income	130,337	(9,221)
Other comprehensive income (loss)	380,791	(26,942)
TOTAL COMPREHENSIVE INCOME	$2,501,155	$1,328,803

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TWELVE MONTHS ENDED DECEMBER 31, 2018

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$687,850	$50,856,069	$(37,125,541)	$60,679,308	$(206,193)	$74,891,493
Net income	-	-	-	1,355,745	-	1,355,745
Other comprehensive income (loss)	-	-	-	-	(26,942)	(26,942)
Dividends on common stock ($0.12 per share)	-	-	-	(532,771)	-	(532,771)
Stock award plans	-	(35,357)	158,592	-	-	123,235
Stock options exercised	450	23,330	-	-	-	23,780
Balance, March 31, 2018	688,300	50,844,042	(36,966,949)	61,502,282	(233,135)	75,834,540
Net income	-	-	-	(342,984)	-	(342,984)
Other comprehensive income (loss)	-	-	-	-	91,016	91,016
Dividends on common stock ($0.12 per share)	-	-	-	(534,272)	-	(534,272)
Stock award plans	-	161,235	-	-	-	161,235
Stock options exercised	750	37,900	-	-	-	38,650
Balance, June 30, 2018	689,050	51,043,177	(36,966,949)	60,625,026	(142,119)	75,248,185
Net income	-	-	-	3,934,242	-	3,934,242
Other comprehensive income (loss)	-	-	-	-	(249,491)	(249,491)
Dividends on common stock ($0.12 per share)	-	-	-	(534,207)	-	(534,207)
Stock award plans	-	154,137	(8,079)	-	-	146,058
Stock options exercised	500	69,400	-	-	-	69,900
Balance, September 30, 2018	689,550	51,266,714	(36,975,028)	64,025,061	(391,610)	78,614,687
Net income	-	-	-	2,384,876	-	2,384,876
Other comprehensive income (loss)	-	-	-	-	(61,146)	(61,146)
Dividends on common stock ($0.13 per share)	-	-	-	(580,250)	-	(580,250)
Stock award plans	-	82,621	3,904	-	-	86,525
Stock options exercised	650	33,250	-	-	-	33,900
Balance, December 31, 2018	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	$691,200	$51,379,796	$(36,748,335)	$67,367,234	$(71,965)	$82,617,930

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	3/31/2019	3/31/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,120,364	$1,355,745
Items not requiring (providing) cash:
Deferred income taxes	116,506	(26,484)
Depreciation	476,440	331,330
Lease amortization	16,798	-
Provision for loan losses	-	225,000
Gain on sale of Small Business Administration loans	(250,119)	(170,862)
Gain on sale of mortgage loans held for sale and investment securities	(395,350)	(382,740)
Gain on sale of foreclosed assets	(6,043)	(54,910)
Gain on sale of premises and equipment	(6,069)	-
Amortization of deferred income, premiums and discounts	63,406	113,284
Stock award plan expense	169,100	123,235
Accretion of purchase accounting adjustments	(306,892)	-
Origination of loans held for sale	(15,877,396)	(13,144,364)
Proceeds from sale of loans held for sale	14,972,988	14,664,665
Increase in cash surrender value of bank owned life insurance	(111,186)	(112,015)
Changes in:
Accrued interest receivable	(382,266)	(76,120)
Prepaid expenses and other assets	(1,262,913)	36,306
Accounts payable and accrued expenses	(113,096)	(414,507)
Income taxes receivable/payable	(79,260)	141,574
Net cash provided by (used in) operating activities	(854,988)	2,609,137
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	18,198,692	(8,457,089)
Principal payments on available-for-sale securities	1,433,177	1,360,549
Principal payments on held-to-maturity securities	736	1,360
Purchase of premises and equipment	(153,664)	(1,672,352)
Purchase of available-for-sale securities	(17,536,729)	(3,777,647)
Proceeds from sale of available-for-sale securities	5,057,584	565,935
Redemption of FHLB stock	2,145,700	413,900
Purchase of tax credit investments	(3,168,435)	-
Proceeds from sale of foreclosed assets held for sale	158,230	54,910
Net cash provided by (used in) investing activities	6,135,291	(11,510,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(580,253)	(530,973)
Net increase in demand deposits, NOW accounts and savings accounts	48,453,425	19,272,583
Net increase in certificates of deposit	8,790,226	6,361,616
Proceeds from FHLB advances	35,045,000	166,250,000
Repayments of FHLB advances	(88,245,000)	(179,950,000)
Advances from borrowers for taxes and insurance	132,018	101,228
Stock options exercised	51,900	23,780
Net cash provided by financing activities	3,647,316	11,528,234
INCREASE IN CASH AND CASH EQUIVALENTS	8,927,619	2,626,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,121,642	37,406,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,049,261	$40,033,867

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisitions above. The purchase price allocation and certain fair value measurements have been finalized.

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

Other liabilities – The carrying amount of these other liabilities was deemed to be reasonable estimate of fair value.

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2019
Debt Securities:
Municipals	$32,455,849	$258,959	$(135,409)	$32,579,399
Corporates	6,060,195	13,206	(37,024)	6,036,377
Government sponsored mortgage-backed securities and SBA loan pools	60,510,461	279,759	(612,338)	60,177,882
	$99,026,505	$551,924	$(784,771)	$98,793,658

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Municipals	$34,470,648	$10,581	$(710,709)	$33,770,520
Corporates	3,000,000	18,927	-	3,018,927
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

Maturities of available-for-sale debt securities as of March 31, 2019:

	Amortized Cost	Approximate Fair Value
1-5 years	$663,395	$672,379
6-10 years	14,507,941	14,477,818
After 10 years	23,344,708	23,465,579
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	60,510,461	60,177,882
	$99,026,505	$98,793,658

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $23,927,743 and $24,943,176 as of March 31, 2019 and December 31, 2018, respectively. The approximate fair value of pledged securities amounted to $23,863,938 and $24,374,187 as of March 31, 2019 and December 31, 2018, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $7,382 and $3,183 and gross losses of $38,030 and $0 as of March 31, 2019 and March 31, 2018, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was ($7,662) and $700 as of March 31, 2019 and March 31, 2018, respectively.

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

Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2019 and December 31, 2018, was $53,767,360 and $70,434,596, respectively, which is approximately 54% and 82% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$-	$-	$13,015,347	$(135,409)	$13,015,347	$(135,409)
Corporates	4,023,171	(37,024)	-	-	4,023,171	(37,024)
Government sponsored mortgage-backed securities and SBA loan pools	4,290,134	(24,978)	32,438,708	(587,360)	36,728,842	(612,338)
	$8,313,305	$(62,002)	$45,454,055	$(722,769)	$53,767,360	$(784,771)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$6,324,750	$(67,774)	$23,223,221	$(642,935)	$29,547,971	$(710,709)
Government sponsored mortgage-backed securities and SBA loan pools	7,127,597	(112,282)	33,759,028	(1,124,978)	40,886,625	(1,237,260)
	$13,452,347	$(180,056)	$56,982,249	$(1,767,913)	$70,434,596	$(1,947,969)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2019 and December 31, 2018 include:

	March 31,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$127,332,191	$132,410,810
Multi-family	92,045,496	90,548,265
Real estate - construction	89,605,230	88,553,995
Real estate - commercial	310,375,931	322,921,323
Commercial loans	118,295,271	119,369,484
Consumer and other loans	31,311,534	33,091,017
Total loans	768,965,653	786,894,894
Less:
Allowance for loan losses	(7,846,622)	(7,995,569)
Deferred loan fees/costs, net	(573,387)	(600,719)
Net loans	$760,545,644	$778,298,606

Classes of loans by aging at March 31, 2019 and December 31, 2018 were as follows:

As of March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$82	$27	$1,993	$2,102	$125,230	$127,332	$-
Multi-family	5,930	-	-	5,930	86,116	92,046	-
Real estate - construction	89	70	-	159	89,446	89,605	-
Real estate - commercial	852	419	547	1,818	308,558	310,376	-
Commercial loans	898	1	-	899	117,396	118,295	-
Consumer and other loans	47	71	-	118	31,194	31,312	-
Total	$7,898	$588	$2,540	$11,026	$757,940	$768,966	$-

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$177	$329	$2,164	$2,670	$129,741	$132,411	$-
Multi-family	5,952	-	-	5,952	84,596	90,548	-
Real estate - construction	-	-	-	-	88,554	88,554	-
Real estate - commercial	1,000	81	-	1,081	321,840	322,921	-
Commercial loans	228	433	71	732	118,638	119,370	-
Consumer and other loans	107	12	-	119	32,972	33,091	-
Total	$7,464	$855	$2,235	$10,554	$776,341	$786,895	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$6,597,376	$4,136,342
Multi-family	-	-
Real estate - construction	2,381,737	4,088,409
Real estate - commercial	2,559,091	3,592,476
Commercial loans	585,823	1,262,910
Consumer and other loans	216,549	1,542
Total	$12,340,576	$13,081,679

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2019 and 2018:

March 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(490)	43	85	53	39	44	226	$-
Losses charged off	-	-	-	-	(234)	(54)	-	$(288)
Recoveries	120	1	4	-	9	5	-	$139
Balance, end of period	$1,936	$2,137	$1,386	$694	$974	$368	$352	$7,847

March 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(40)	87	167	23	20	(8)	(24)	$225
Losses charged off	-	-	-	-	(96)	(168)	-	$(264)
Recoveries	19	-	-	-	3	13	-	$35
Balance, end of period	$2,223	$1,876	$1,113	$487	$958	$291	$155	$7,103

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019 and December 31, 2018:

March 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$552	$107	$630	$-	$180	$14	$-	$1,483
Ending balance: collectively evaluated for impairment	$1,384	$2,030	$756	$694	$794	$354	$352	$6,364
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,005	$1,271	$4,121	$5,930	$529	$143	$-	$15,999
Ending balance: collectively evaluated for impairment	$85,600	$309,105	$123,211	$86,116	$117,766	$31,169	$-	$752,967
Ending balance: loans acquired with deteriorated credit quality	$-	$2,735	$-	$-	$201	$162	$-	$3,098

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

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

The following table summarizes the recorded investment in impaired loans at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,382	$1,382	$-	$2	$2	$-
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	3,297	3,297	-	3,138	3,138	-
Commercial loans	216	216	-	216	216	-
Consumer and other loans	212	212	-	225	225	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,740	$2,740	$630	$4,518	$4,518	$573
Multi-family	-	-	-	-	-	-
Real estate - construction	4,004	5,237	552	4,088	5,321	552
Real estate - commercial	708	708	107	1,232	1,317	106
Commercial loans	515	515	180	1,062	1,062	363
Consumer and other loans	93	93	15	119	119	18
Total
Real estate - residential mortgage:
One to four family units	$4,122	$4,122	$630	$4,520	$4,520	$573
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	4,004	5,237	552	4,088	5,321	552
Real estate - commercial	4,005	4,005	107	4,370	4,455	106
Commercial loans	731	731	180	1,278	1,278	363
Consumer and other loans	305	305	15	344	344	18
Total	$19,097	$20,330	$1,484	$20,552	$21,870	$1,612

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2019		March 31, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,079	$1	$2,688	$-
Multi-family	5,938	-	765	5
Real estate - construction	-	-	2,775	-
Real estate - commercial	3,472	4	161	-
Commercial loans	232	-	349	-
Consumer and other loans	216	-	2	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$3,011	$-	$1,607	$-
Multi-family	-	-	-	-
Real estate - construction	3,805	-	1,612	-
Real estate - commercial	726	-	-	-
Commercial loans	667	-	323	-
Consumer and other loans	120	-	181	-
Total
Real estate - residential mortgage:
One to four family units	$4,090	$1	$4,295	$-
Multi-family	5,938	-	765	5
Real estate - construction	3,805	-	4,387	-
Real estate - commercial	4,198	4	161	-
Commercial loans	899	-	672	-
Consumer and other loans	336	-	183	-
Total	$19,266	$5	$10,463	$5

At March 31, 2019, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Real estate - residential mortgage:
One to four family units	$1,195,262	$1,208,596
Multi-family	-	-
Real estate - construction	4,004,409	4,088,409
Real estate - commercial	5,458,192	5,508,444
Commercial loans	472,627	504,481
Consumer and other loans	-	-
Total	$11,130,490	$11,309,930

The Bank has allocated $888,761 and $901,086 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2019 and December 31, 2018, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2019 and December 31, 2018:

March 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$85,512	$297,890	$122,150	$86,116	$112,875	$30,149	$734,692
Special Mention	-	5,405	363	-	3,889	798	10,455
Substandard	4,093	7,081	4,819	5,930	1,531	365	23,819
Doubtful	-	-	-	-	-	-	-
Total	$89,605	$310,376	$127,332	$92,046	$118,295	$31,312	$768,966

December 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,375	$310,486	$126,586	$84,596	$114,525	$32,686	$753,254
Special Mention	-	5,524	372	-	3,031	-	8,927
Substandard	4,179	6,911	5,453	5,952	1,814	405	24,714
Doubtful	-	-	-	-	-	-	-
Total	$88,554	$322,921	$132,411	$90,548	$119,370	$33,091	$786,895

The above amounts include purchased credit impaired loans. At March 31, 2019, purchased credit impaired loans comprised of $3.1 million were rated “Substandard”.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at March 31, 2019. The amount of these loans is shown below:

	March 31,	December 31,
	2019	2018
	(In Thousands)	(In Thousands)
Real estate - commercial	$3,278	$3,358
Commercial loans	277	296
Consumer and other loans	318	329
Outstanding balance	$3,873	$3,983
Carrying amount, net of fair value adjustment of $775 at March 31, 2019 and $810 at December 31, 2018	$3,098	$3,173

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three months ended March 31, 2019:

Three months ended
March 31,
2019
(In Thousands)
Balance at beginning of period	$265
Additions	-
Accretion	(35)
Reclassification from nonaccretable difference	-
Disposals	-
Balance at end of period	$230

During the three months ended March 31, 2019, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 7: Goodwill and Other Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2019.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million at March 31, 2019.

Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(658)	(539)
Core deposit intangible, net	2,862	2,981
Remaining balance	$4,297	$4,416

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2019 is as follows:

		Amortization Expense
		(in Thousands)

Remainder of:	2019	$358
	2020	477
	2021	477
	2022	477
	2023	477
	Therafter	596
	Total	$2,862

Note 8: Leases

As discussed in Note 11, on January 1, 2019, the Company adopted ASU 2016-02, “Leases”. As of March 31, 2019, the Company had recorded operating Right of Use (“ROU”) assets of $9,473,587 and corresponding operating ROU liabilities of $9,490,385. Additionally, as of March 31, 2019, the Company had financing ROU assets and liabilities of $453,485. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

Expenses for finance leases are included in other interest expense and occupancy expense line items, whereas, operating leases are expensed entirely in the occupancy expense line item. Leases with a term of less than twelve months are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term. Discount rates used for the purpose of valuing the leases were based on rates available to the Company on fixed rate borrowings for similar lease terms.

The components of lease expense and their impact on the statement of income for the three months ended March 31, 2019 and 2018 are as follows:

	March 31,	March 31,
	2019	2018
	(In Thousands)	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$27,645	$-
Interest on lease liabilities	1,720	-
Operating lease cost	181,718	184,710
Sublease income	(10,300)	-

Total lease costs	$200,783	$184,710

Additional lease information:
Operating cash flows from financing leases	$-
Operating cash flows from operating leases	16,798
Financing cash flows from financing leases	-
Weighted-average remaining lease term - financing leases (in years)	4.1
Weighted-average remaining lease term - operating leases (in years)	15.7
Weighted-average discount rate - financing leases	2.05%
Weighted-average discount rate - operating leases	5.50%

The following table sets forth, as of March 31, 2019, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2019	$88	$787	$875
	2020	117	862	979
	2021	118	838	956
	2022	112	827	939
	2023	38	834	872
	Thereafter	-	9,923	9,923
	Total undiscounted future minimum lease cash payments	$473	$14,071	$14,544
	Present value discount	(20)	(4,581)	(4,601)
	Lease liability	$453	$9,490	$9,943

Future minimum lease cash payments under non-cancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

December 31, 2018
(In Thousands)
2019	$1,032
2020	993
2021	964
2022	962
2023	956
Thereafter	3,573
$8,480

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2018 Annual Report.

The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2019:

Stock Options
	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2019	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(7,500)	(2,500)	5.19
Forfeited	-	-	-
Balance outstanding as of March 31, 2019	5,000	2,500	$5.08
Options exercisable as of March 31, 2019	5,000	2,500	$5.08

The total intrinsic value of stock options exercised for the three months ended March 31, 2019 and 2018 was $168,225 and $79,130, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $130,200 and $625,260 at March 31, 2019 and 2018, respectively.

Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2019	32,349	$18.93
Granted	15,434	23.85
Vested	(18,966)	17.49
Forfeited	-	-
Balance of shares non-vested as of March 31, 2019	28,817	$22.52

In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.85 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the three months ended March 31, 2019 and 2018 was $28,857 and $34,649, respectively.

For the three months ended March 31, 2019 and 2018, the Company granted 9,933 and 6,986 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the three months ended March 31, 2019 and 2018 was $49,023 and $53,748, respectively.

Performance Stock Units
	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2019	47,322	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of March 31, 2019	47,322	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the three months ended March 31, 2019 and 2018 was $107,882 and $84,504, respectively.

Total stock-based compensation expense recognized for the three months ended March 31, 2019 and 2018 was $185,762 and $172,901, respectively. As of March 31, 2019, there was $799,001 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended March 31, 2019
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$2,120,364	4,438,625	$0.48
Effect of Dilutive Securities		60,337
Diluted Income per Common Share	$2,120,364	4,498,962	$0.47

	For three months ended March 31, 2018
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$1,355,745	4,391,717	$0.31
Effect of Dilutive Securities		75,069
Diluted Income per Common Share	$1,355,745	4,466,786	$0.30

Note 11: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FASB has issued updated guidance in ASU 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU 2019-01 “Leases (Topic 842) Codification Improvements” which provides additional transition options including allowing entities to not apply the lease standard to the comparative periods presented in their financial statements in the year of adoption. ASC Topic 842 provided a package of practical expedients in applying the lease standard to be chosen at the date of adoption. The Company chose to elect the package of practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We have also chosen not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We will account for lease and non-lease components separately because such amounts are readily determinable under lease contracts. Additionally, we have chosen to elect the use of hindsight, when applicable, in determining the lease term, in assessing the likelihood that a lessee purchase option will be exercised; and in assessing the impairment of ROU assets. The Company determined that it has both operating and finance leases under Topic 842. For operating and finance leases, lease liabilities are initially measured at commencement date based on the present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating and finance leases, ROU assets are measured at the commencement date as the amount of initial liability, adjusted for lease payments made to the lessor at or before commencement date, minus incentives; and for any initial direct costs incurred by the lessee. Based on the transition method that the Company has chosen to follow, the initial application date of the standard for all existing leases is January 1, 2019. The lease term used for the initial operating ROU asset and lease liability will include the initial lease term in addition to one renewal options the Company thinks it is reasonably certain to exercise. ASC Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, the Company should use its incremental borrowing rate in effect at the time of lease commencement date. For operating leases with a term of less than 60 months, the Company utilized a 5-year LIBOR rate of approximately 3%. For operating leases with a term of greater than 60 months, the Company utilized a method of analogizing a current variable rate product to a fixed rate product based on LIBOR curve which results in a discount rate of approximately 6%. The discount rate used for finance leases is 2.05% which is the rate specified in the lease agreements at the present value rate. During the first quarter of 2019, the implementation of this standard resulted in the recording of $10.1 million of ROU assets and lease liabilities on the Company’s balance sheet with no significant impact to the income statement as a result of this standard. Additionally, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. See Note 8 of the Condensed Consolidated Financial Statements for additional information and balances as of March 31, 2019.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. In October 2018, ASU 2018-16, provided additional guidance on this Topic. The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018. The Company adopted, ASU 2018-16 for the period ending March 31, 2019. The standard requires the modified retrospective transition approach as of the date of adoption.  Implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Note 12: Derivative Financial Instruments

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2019, the Company reported a $309,013 unrealized gain, net of a $105,770 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures that has an inception date of May 2019. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2019, the Company reported a $175,620 unrealized loss, net of a $60,112 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of March 31, 2019, based on current fair values, the Company pledged cash collateral of $80,000 to its counterparty for the swaps. As of December 31, 2018, based on current fair values, the counterparty had pledged cash collateral of $1.5 million to the Company.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at March 31, 2019 and December 31, 2018:

			March 31, 2019		December 31, 2018
			Fair Value		Fair Value
	Balance Sheet	Notional	Derivative	Derivative	Derivative	Derivative
Derivatives designated as hedging instruments:	Classifcation	Amount	Assets	Liablities	Assets	Liablities

Interest rate swap - FHLB Advances	Other assets	$50,000,000	$414,783	$-	$1,271,538	$-
Interest rate swap - Debentures	Other liabilites	$10,310,000	$-	$235,732	$-	$-

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

		Three Months Ended
	Income Statement	March, 31
Derivatives designated as hedging instruments:	Classifcation	2019	2018

Interest rate swap - FHLB Advances	Interest Expense	$(69,888)	$(47,978)
Interest rate swap - Debentures	Interest Expense	$-	$-

Note 13: Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

3/31/2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$32,580	$-	$32,580
Corporates	-	6,036	-	6,036
Government sponsored mortgage-backed securities and SBA loan pools	-	60,178	-	60,178
Available-for-sale securities	$-	$98,794	$-	$98,794

Interest Rate Swaps	$-	$179	$-	$179

12/31/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,770	$-	$33,770
Corporates	-	3,019	-	3,019
Government sponsored mortgage-backed securities and SBA loan pools	-	49,477	-	49,477
Available-for-sale securities	$-	$86,266	$-	$86,266

Interest Rate Swaps	$-	$1,272	$-	$1,272

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2019	$-	$-	$16,762	$16,762

December 31, 2018	$-	$-	$10,428	$10,428

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2019	$-	$-	$-	$-

December 31, 2018	$-	$-	$909	$909

There were no transfers between valuation levels for any asset during the three months ended March 31, 2019 or 2018. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$16,762	Market Comparable	Discount to reflect realizable value	0%	-	52%	(3%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		N/A

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$43,049,261	$43,049,261	1
Federal Home Loan Bank stock	3,241,500	3,241,500	2
Mortgage loans held for sale	2,847,255	2,847,255	2
Loans, net	760,545,644	762,879,550	3
Interest receivable	3,773,210	3,773,210	2
Financial liabilities:
Deposits	806,831,336	805,854,110	2
Federal Home Loan Bank advances	52,100,000	52,122,885	2
Subordinated debentures	21,738,863	21,738,863	3
Note payable to Bank	5,000,000	5,000,000	3
Interest payable	949,953	949,953	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2018
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$34,121,642	$34,121,642	1
Held-to-maturity securities	11,794	11,850	2
Federal Home Loan Bank stock	5,387,200	5,387,200	2
Mortgage loans held for sale	1,516,849	1,516,849	2
Loans, net	778,298,606	783,910,789	3
Interest receivable	3,390,944	3,390,944	2
Financial liabilities:
Deposits	749,618,822	747,903,071	2
Federal Home Loan Bank advances	105,300,000	105,325,386	2
Subordinated debentures	21,760,829	21,760,829	3
Note payable to Bank	5,000,000	5,000,000	3
Interest payable	821,811	821,811	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2019, and the results of operations for the three months ended March 31, 2019 and 2018.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company’s operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in demand for banking services; changes in portfolio composition; changes in management strategy; increased competition from both bank and non-bank companies; changes in the general level of interest rates; changes in general or local economic conditions; changes in federal or state regulations and legislation governing the operations of the Company or the Bank; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Financial Condition

The Company’s total assets increased $16,330,974 (2%) from $965,137,870 as of December 31, 2018, to $981,468,844 as of March 31, 2019.

Available-for-sale securities increased $12,527,461 (15%) from $86,266,197 as of December 31, 2018, to $98,793,658 as of March 31, 2019. The Company had purchases of $17,536,729 and a decrease in unrealized losses of $1,603,615 offset by sales and principal payments of $6,490,761 when compared to December 31, 2018.

Net loans receivable decreased by $17,752,962 (2%) from $778,298,606 as of December 31, 2018 to $760,545,644 as of March 31, 2019. For the quarter, permanent multi-family loans increased $1,497,231 (2%), construction loans increased $1,051,235 (1%), commercial loans decreased $1,074,213 (1%), commercial real estate loans decreased $12,545,392 (4%), one-to-four family mortgage loans decreased $5,078,619 (4%) and consumer and other loans decreased $1,779,483 (5%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories, however, during the quarter unexpected loan payoffs outpaced loan originations.

Allowance for loan losses decreased $148,947 (2%) from $7,995,569 as of December 31, 2018 to $7,846,622 as of March 31, 2019. No additions to the provision for loan losses were recorded by the Company for the quarter ended March 31, 2019, charge-offs of specific loans (classified as nonperforming at December 31, 2018) exceeded loan recoveries by $148,947. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2019 and December 31, 2018 was 1.02% and 1.02%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2019 and December 31, 2018 was 63.6% and 61.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

In accordance with generally accepted accounting principles (GAAP) for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance need on the acquired loans factoring in the net remaining discount of $2.1 million at March 31, 2019.

Prepaid expenses and other assets increased $4,028,078 (64%) from $6,261,159 as of December 31, 2018 to $9,835,752 as of March 31, 2019. This increase is primarily due the Company purchasing an interest in a partnership for the purpose of gaining low income housing tax credits for $3,168,435 and financing leases of $453,485 added due to new accounting standard implementation.

Right-of-use asset and liabilities increased $9,473,587 (100%) and $9,490,385 (100%), respectively, during the first quarter of 2019 compared to none recorded as of December 31, 2018. These amounts were recognized due to the Company’s implementation of new lease accounting standards for operating leases further described in Note 8 and Note 11 of the Condensed Consolidated Financial Statements. The recorded assets and liabilities will be amortized over the life of the lease term.

Deposits increased $57,212,514 (8%) from $749,618,822 as of December 31, 2018, to $806,831,336 as of March 31, 2019. For the three months ended March 31, 2019, checking and savings accounts increased by $48,453,425 and certificates of deposit increased by $8,790,226. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $53,200,000 (51%) from $105,300,000 as of December 31, 2018 to $52,100,000 as of March 31, 2019 due to principal reductions from excess funds generated from the deposit growth noted above.

Stockholders’ equity (including net unrealized gains and losses on available-for-sale securities and interest rate swaps) increased $2,139,338 (3%) from $80,478,592 as of December 31, 2018, to $82,617,930 as of March 31, 2019. The Company’s net income during this period exceeded dividends paid or declared by $1,537,547. On a per common share basis, stockholders’ equity increased from $18.18 as of December 31, 2018 to $18.55 as of March 31, 2019.

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

	Three months ended 3/31/2019			Three months ended 3/31/2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$779,764	$10,303	5.36%	$642,346	$7,378	4.66%
Investment securities	90,061	598	2.69%	80,400	495	2.50%
Other assets	30,906	196	2.57%	23,478	83	1.43%
Total interest-earning	900,731	11,097	5.00%	746,224	7,956	4.32%
Noninterest-earning	59,405			37,801
	$960,136			$784,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$39,897	30	0.30%	$31,320	21	0.27%
Transaction accounts	410,061	1,475	1.46%	369,135	930	1.02%
Certificates of deposit	239,248	1,101	1.87%	155,525	472	1.23%
FHLB advances	60,204	357	2.40%	65,252	333	2.07%
Subordinated debentures	21,753	291	5.43%	15,465	169	4.43%
Other borrowed funds	5,000	68	5.52%	-	-	-
Total interest-bearing	776,163	3,322	1.74%	636,697	1,925	1.23%
Noninterest-bearing	101,813			71,472
Total liabilities	877,976			708,169
Stockholders’ equity	82,160			75,856
	$960,136			$784,025
Net earning balance	$124,568			$109,527
Earning yield less costing rate			3.26%			3.10%
Net interest income, and net yield spread on interest earning assets		$7,775	3.50%		$6,031	3.28%
Ratio of interest-earning assets to interest-bearing liabilities		116%			117%

Results of Operations - Comparison of Three Month Periods Ended March 31, 2019 and 2018

Net income for the three months ended March 31, 2019 and 2018 was $2,120,364 and $1,355,745, respectively, which represents an increase in earnings of $764,619 (56%).

Interest Income

Total interest income for the three months ended March 31, 2019 increased $3,140,120 (39%) as compared to the three months ended March 31, 2018. For the three month period ended March 31, 2019 compared to the same period in 2018, the average yield on interest earning assets increased 68 basis points to 5.00%, while the average balance of interest earning assets increased approximately $154,507,000. The increase is primarily due to higher loan balances as a result of the Hometown acquisition and higher loan yields compared to the same quarter in 2018. The average balance of loans increased $137,418,000 compared to March 30, 2018. The yield on loans increased 70 basis points to 5.36% and $373,000 in loan accretion was recognized on loans acquired from Hometown compared to none in the same quarter of 2018.

Interest Expense

Total interest expense for the three months ended March 31, 2019 increased $1,396,654 (73%) when compared to the three months ended March 31, 2018. For the three month period ended March 31, 2019, the average cost of interest bearing liabilities increased 51 basis points to 1.74%, and the average balance of interest bearing liabilities increased approximately $139,466,000 when compared to the same period in 2018. The increases are primarily due to the liabilities acquired from Hometown and higher offering rates on all deposit products due to significant competitive pressures. The Company will continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

Net Interest Income

Net interest income for the three months ended March 31, 2019 increased $1,743,466 (29%) when compared to the same period in 2018. The average balance of interest earning assets increased by approximately $15,041,000 more than the average balance of interest-bearing liabilities increased when comparing the three month period ended March 31, 2019 to the same period in 2018 primarily due to the Hometown acquisition. For the three month period ended March 31, 2019, the net interest margin increased 22 basis points to 3.50% when compared to the same period in 2018.

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

Based on its internal analysis and methodology, management did not record a provision for loan losses for the three months ended March 31, 2019, compared to $225,000 for the same period in 2018. The decision to not fund the provision for the quarter was primarily due to the decline in overall loan balances and a slight reduction in the number of problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $2.1 million at March 31, 2019.

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

Non-Interest Income

Non-interest income increased $245,296 (19%) for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. This was primarily due to the Company’s increased income from sales of Small Business Administration (“SBA”) loans and increased service charges on deposit accounts and debit card interchange income. For the first quarter of 2019, gains on sales of SBA loans increased $79,257, service charges on deposit accounts increased $84,666 and debit card interchange income increased $90,400. These increases are all primarily due to the Hometown acquisition.

Non-Interest Expense

Non-interest expenses increased $1,367,704 (25%) for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. Generally, the Company’s expansion efforts have resulted in an increase in both compensation and occupancy expense.

Salaries and employee benefits increased $785,896 for the quarter. The increase is primarily attributable to the addition of Hometown employees and continued expansion in the Joplin, Missouri market. Additional staffing in areas such as operations and information technology to support expansion efforts also contributed to the increase.

Occupancy expenses and data processing increased $362,956 and $86,412, respectively, for the quarter primarily due to the expenses related to additional Hometown facilities, equipment and increased transactions.

Core deposit intangible amortization increase for the quarter was $119,250 (100%) when compared to March 31, 2018. These amounts are due to the Hometown acquisition and are further discussed in Note 7 to the Condensed Consolidated Financial Statements.

Merger expenses related to the Hometown acquisition for the quarter decreased $211,404 (93%) when compared to the same quarter in 2018.

Other expense increased $184,607 when compared to the same quarter in 2018 primarily due to an increase of $80,000 for professional fees due to the Company now being considered an accelerated filer pursuant to rules adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and additional work performed on implementation of new accounting standards. Moderate increases in marketing, postage and loan expenses were due to the Hometown acquisition.

Provision for Income Taxes

The provision for income taxes increased by $81,439 (28%) for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. The increase in the provision for income taxes for the quarter is primarily due to increased taxable income.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2019 and December 31, 2018 was 63.6% and 61.1%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2019, were $23,819,000 or 2.43% of total assets as compared to $24,714,000 or 2.56% of total assets at December 31, 2018. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2019	12/31/2018	12/31/2017
Nonperforming loans	$12,341	$13,082	$9,961
Real estate acquired in settlement of loans	1,179	1,127	283
Total nonperforming assets	$13,520	$14,209	$10,244

Total nonperforming assets as a percentage of total assets	1.38%	1.47%	1.29%
Allowance for loan losses	$7,847	$7,996	$7,107
Allowance for loan losses as a percentage of gross loans	1.02%	1.02%	1.12%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, customer deposits and FHLB borrowings. The Company also has established secured borrowing lines available from the Federal Reserve Bank which is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $43,049,261 as of March 31, 2019 and $34,121,642 as of December 31, 2018, representing an increase of $8,927,619. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

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

As of January 1, 2019, the Basel III Rule is fully phased-in and requires the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The Bank is classified as “well capitalized” under current regulatory guidelines. As of March 31, 2019, the Bank’s common equity Tier 1 ratio was 11.55%, the Bank’s Tier 1 leverage ratio was 11.55%, its Tier 1 risk-based capital ratio was 10.50% and the Bank’s total risk-based capital ratio was 12.45% - all exceeding the minimums of 7.0%, 6.0%, 8.5% and 10.5%, respectively, as of March 31, 2019. A proposed Community Bank Leverage ratio (“CBLR”) rule issued on February 8, 2019 by federal banking regulators may change how the Bank is classified. At this point, it is unclear whether federal banking regulators will issue a final rule and, even if they do, the final rule may not provide relief from federal banking capital requirements.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2019 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets		Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$135,828	$14,733	12%	14.15%	1.76%	959,793
+100	130,014	8,919	7%	13.41%	1.02%	969,204
NC	121,095	-	0%	12.39%	0.00%	976,981
-100	106,367	(14,728)	-12%	10.82%	-1.57%	982,753
-200	87,754	(33,341)	-28%	8.89%	-3.50%	986,711

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis section of Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2019, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company had no repurchase activity of the Company’s common stock during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Written Description of 2019 Executive Incentive Compensation Annual Plans-Chief Executive, Chief Financial, Chief Operating and Chief Credit Officers* (1)
11.	Statement re: computation of per share earnings (set forth in “Note 10: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________________________

(1)	Filed as Exhibits 10.1 through 10.4 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 9, 2019
Shaun A. Burke President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	May 9, 2019
Carter Peters Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)