Form 10-Q
period 2019-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2019-08-09
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2019
Common Stock, Par Value $0.10 per share	4,440,351 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Stockholders’ Equity	6
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	6/30/2019	12/31/2018
ASSETS
Cash and due from banks	$4,169,211	$5,818,955
Interest-bearing deposits in other financial institutions	48,856,560	28,302,687
Cash and cash equivalents	53,025,771	34,121,642
Interest-bearing time deposits at other financial institutions	250,000	250,000
Available-for-sale securities	95,031,221	86,266,197
Stock in Federal Home Loan Bank, at cost	3,157,500	5,387,200
Mortgage loans held for sale	1,914,419	1,516,849
Loans receivable, net of allowance for loan losses of June 30, 2019 - $7,670,666 - December 31, 2018 - $7,995,569	751,190,822	778,298,606
Accrued interest receivable	3,528,976	3,390,944
Prepaid expenses and other assets	10,749,882	6,261,159
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,742,410	2,980,910
Foreclosed assets held for sale	1,399,221	1,126,963
Premises and equipment, net	19,735,644	20,095,161
Operating lease right-of-use asset	9,334,911	-
Bank owned life insurance	20,422,623	20,198,074
Deferred and income taxes receivable	3,525,426	3,809,183
	$977,443,808	$965,137,870
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$802,477,539	$749,618,822
Federal Home Loan Bank advances	50,000,000	105,300,000
Subordinated debentures	21,716,897	21,760,829
Note payable to bank	5,000,000	5,000,000
Advances from borrowers for taxes and insurance	525,667	289,808
Accrued expenses and other liabilities	3,652,629	1,868,008
Operating lease liability	9,364,989	-
Accrued interest payable	967,815	821,811
	893,705,536	884,659,278

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2019 and December 31, 2018 - 6,912,003 and 6,902,003 shares; respectively	691,200	690,200
Additional paid-in capital	51,575,395	51,382,585
Retained earnings, substantially restricted	69,214,712	65,829,687
Accumulated other comprehensive loss	(676,225)	(452,756)
	120,805,082	117,449,716
Treasury stock, at cost; June 30, 2019 and December 31, 2018 - 2,442,774 and 2,443,522 shares, respectively	(37,066,810)	(36,971,124)
	83,738,272	80,478,592
	$977,443,808	$965,137,870

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Interest Income
Loans	$10,394,929	$9,818,707	$20,698,114	$17,197,282
Investment securities	680,970	492,931	1,278,504	942,300
Other	223,608	67,487	419,325	195,859
	11,299,507	10,379,125	22,395,943	18,335,441
Interest Expense
Deposits	2,799,220	1,719,614	5,405,440	3,142,184
FHLB advances	288,710	405,817	645,286	739,344
Subordinated debentures	296,771	277,594	588,123	446,561
Other	64,451	3,833	132,021	3,833
	3,449,152	2,406,858	6,770,870	4,331,922
Net Interest Income	7,850,355	7,972,267	15,625,073	14,003,519
Provision for Loan Losses	100,000	500,000	100,000
Net Interest Income After Provision for Loan Losses	7,750,355	7,472,267	15,525,073	13,278,519
Noninterest Income
Service charges	418,938	552,011	820,770	869,177
Net gain (loss) on sale of investment securities	78,911	(10,388)	48,263	(7,205)
Gain on sale of mortgage loans held for sale	561,932	616,928	987,930	996,485
Gain on sale of Small Business Administration loans	247,457	225,379	497,576	396,241
Net gain on foreclosed assets	39,923	76,481	20,866	120,812
Other income	586,177	493,401	1,122,268	897,341
	1,933,338	1,953,812	3,497,673	3,272,851
Noninterest Expense
Salaries and employee benefits	3,952,870	4,101,741	7,912,190	7,275,165
Occupancy	1,106,812	1,037,665	2,240,175	1,808,072
FDIC deposit insurance premiums	118,093	116,837	217,628	195,135
Data processing	420,197	464,360	809,141	766,892
Advertising	150,000	134,650	300,000	265,900
Merger costs	22,055	3,192,050	38,651	3,420,050
Amortization of core deposit intangible	119,250	220,000	238,500	220,000
Other expense	937,206	955,334	1,913,757	1,747,278
	6,826,483	10,222,637	13,670,042	15,698,492
Income (Loss) Before Income Taxes	2,857,210	(796,558)	5,352,704	852,878
Provision (Credit) for Income Taxes	428,711	(453,574)	803,841	(159,883)
Net Income (Loss) Available to Common Shareholders	$2,428,499	$(342,984)	$4,548,863	$1,012,761

Basic Income (Loss) Per Common Share	$0.55	$(0.08)	$1.02	$0.23
Diluted Income (Loss) Per Common Share	$0.54	$(0.08)	$1.01	$0.23

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
NET INCOME (LOSS)	$2,428,499	$(342,984)	$4,548,863	$1,012,761
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,147,130	(391,138)	2,720,097	(1,689,930)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(1,750,356)	502,917	(2,842,843)	1,768,729
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(78,911)	10,388	(48,263)	7,205
Total other items of comprehensive income	(682,137)	122,167	(171,009)	86,004
Income tax expense (benefit) related to other items of comprehensive income	(77,877)	31,151	52,460	21,930
Other comprehensive income (loss)	(604,260)	91,016	(223,469)	64,074
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,824,239	$(251,968)	$4,325,394	$1,076,835

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	691,200	51,379,796	(36,748,335)	67,367,234	(71,965)	82,617,930
Net income	-	-	-	2,428,499	-	2,428,499
Other comprehensive loss	-	-	-	-	(604,260)	(604,260)
Dividends on common stock ($0.13 per share)	-	-	-	(581,021)	-	(581,021)
Treasury stock purchased	-	-	(312,892)	-	-	(312,892)
Stock award plans	-	195,599	(5,583)	-	-	190,016
Balance, June 30, 2019	$691,200	$51,575,395	$(37,066,810)	$69,214,712	$(676,225)	$83,738,272

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTERLY AND TWELVE MONTHS ENDED DECEMBER 31, 2018

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$687,850	$50,856,069	$(37,125,541)	$60,679,308	$(206,193)	$74,891,493
Net income	-	-	-	1,355,745	-	1,355,745
Other comprehensive loss	-	-	-	-	(26,942)	(26,942)
Dividends on common stock ($0.12 per share)	-	-	-	(532,771)	-	(532,771)
Stock award plans	-	(35,357)	158,592	-	-	123,235
Stock options exercised	450	23,330	-	-	-	23,780
Balance, March 31, 2018	688,300	50,844,042	(36,966,949)	61,502,282	(233,135)	75,834,540
Net income	-	-	-	(342,984)	-	(342,984)
Other comprehensive income	-	-	-	-	91,016	91,016
Dividends on common stock ($0.12 per share)	-	-	-	(534,272)	-	(534,272)
Stock award plans	-	161,235	-	-	-	161,235
Stock options exercised	750	37,900	-	-	-	38,650
Balance, June 30, 2018	689,050	51,043,177	(36,966,949)	60,625,026	(142,119)	75,248,185
Net income	-	-	-	3,934,242	-	3,934,242
Other comprehensive loss	-	-	-	-	(249,491)	(249,491)
Dividends on common stock ($0.12 per share)	-	-	-	(534,207)	-	(534,207)
Stock award plans	-	154,137	(8,079)	-	-	146,058
Stock options exercised	500	69,400	-	-	-	69,900
Balance, September 30, 2018	689,550	51,266,714	(36,975,028)	64,025,061	(391,610)	78,614,687
Net income	-	-	-	2,384,876	-	2,384,876
Other comprehensive loss	-	-	-	-	(61,146)	(61,146)
Dividends on common stock ($0.13 per share)	-	-	-	(580,250)	-	(580,250)
Stock award plans	-	82,621	3,904	-	-	86,525
Stock options exercised	650	33,250	-	-	-	33,900
Balance, December 31, 2018	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	6/30/2019	6/30/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,548,863	$1,012,761
Items not requiring (providing) cash:
Deferred income taxes	135,813	(145,762)
Depreciation	949,754	660,972
Lease amortization	30,078	-
Provision for loan losses	100,000	725,000
Gain on sale of Small Business Administration loans	(497,576)	(396,241)
Gain on sale of mortgage loans held for sale and investment securities	(1,036,193)	(989,280)
Gain on sale of foreclosed assets	(58,696)	(141,477)
Gain on sale of premises and equipment	(6,069)	-
Amortization of deferred income, premiums and discounts	165,996	337,877
Stock award plan expense	359,116	284,470
Accretion of purchase accounting adjustments	(661,564)	(234,792)
Origination of loans held for sale	(36,450,979)	(34,084,892)
Proceeds from sale of loans held for sale	37,041,339	35,155,111
Increase in cash surrender value of bank owned life insurance	(224,549)	(226,011)
Changes in:
Accrued interest receivable	(138,032)	(546,328)
Prepaid expenses and other assets	(3,175,861)	5,300,310
Accounts payable and accrued expenses	942,608	(1,530,909)
Income taxes receivable/payable	95,484	(323,051)
Net cash provided by operating activities	2,119,532	4,857,758
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of loans	5,187,953	5,273,649
Net change in loans	22,453,757	(4,240,878)
Principal payments on available-for-sale securities	2,893,736	1,139,659
Principal payments on held-to-maturity securities	11,661	2,347
Purchase of premises and equipment	(584,168)	(2,294,704)
Net cash received for acquisition	-	2,455,964
Purchase of available-for-sale securities	(38,383,889)	(9,788,468)
Proceeds from sale of available-for-sale securities	29,255,408	6,497,699
Redemption (purchase) of FHLB stock	2,229,700	(193,700)
Purchase of tax credit investments	(3,168,435)	(452,171)
Proceeds from sale of foreclosed assets held for sale	487,244	142,193
Net cash provided by (used in) investing activities	20,382,967	(1,458,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,163,091)	(1,063,744)
Net increase in demand deposits, NOW accounts and savings accounts	52,638,121	1,507,491
Net increase (decrease) in certificates of deposit	251,733	(5,276,741)
Net decrease of securities sold under agreements to repurchase	-	(2,159,000)
Proceeds from FHLB advances	74,565,000	336,550,000
Repayments of FHLB advances	(129,865,000)	(342,450,000)
Proceeds from issuance of notes payable	-	5,000,000
Repayments of notes payable	-	(3,000,000)
Advances from borrowers for taxes and insurance	235,859	380,533
Stock options exercised	51,900	62,430
Treasury stock purchased	(312,892)	-
Net cash used in financing activities	(3,598,370)	(10,449,031)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,904,129	(7,049,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,121,642	37,406,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,025,771	$30,357,247

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

Other liabilities – The carrying amount of these other liabilities was deemed to be reasonable estimate of fair value.

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2019
Debt Securities:
Municipals	$27,758,660	$369,243	$(15,228)	$28,112,675
Corporates	10,049,914	55,339	(20,013)	10,085,240
Government sponsored mortgage-backed securities and SBA loan pools	56,387,276	645,769	(199,739)	56,833,306
	$94,195,850	$1,070,351	$(234,980)	$95,031,221

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Municipals	$34,470,648	$10,581	$(710,709)	$33,770,520
Corporates	3,000,000	18,927	-	3,018,927
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

Maturities of available-for-sale debt securities as of June 30, 2019:

	Amortized Cost	Approximate Fair Value
1-5 years	$386,166	$391,213
6-10 years	12,502,835	12,566,922
After 10 years	24,919,573	25,239,780
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	56,387,276	56,833,306
	$94,195,850	$95,031,221

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $6,292,193 and $24,943,176 as of June 30, 2019 and December 31, 2018, respectively. The approximate fair value of pledged securities amounted to $6,371,216 and $24,374,187 as of June 30, 2019 and December 31, 2018, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $172,327 and $3,183 and gross losses of $124,064 and $10,388 for the six months ended June 30, 2019 and June 30, 2018, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $10,135 and ($1,837) for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2019 and December 31, 2018, was $25,714,110 and $70,434,596, respectively, which is approximately 27% and 82% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$1,673,061	$(5,476)	$2,797,536	$(9,752)	$4,470,597	$(15,228)
Corporates	3,543,333	(20,013)	-	-	3,543,333	(20,013)
Government sponsored mortgage-backed securities and SBA loan pools	6,494,083	(36,791)	11,206,097	(162,948)	17,700,180	(199,739)
	$11,710,477	$(62,280)	$14,003,633	$(172,700)	$25,714,110	$(234,980)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$6,324,750	$(67,774)	$23,223,221	$(642,935)	$29,547,971	$(710,709)
Government sponsored mortgage-backed securities and SBA loan pools	7,127,597	(112,282)	33,759,028	(1,124,978)	40,886,625	(1,237,260)
	$13,452,347	$(180,056)	$56,982,249	$(1,767,913)	$70,434,596	$(1,947,969)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2019 and December 31, 2018 include:

	June 30,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$124,842,472	$132,410,810
Multi-family	88,455,671	90,548,265
Real estate - construction	100,361,625	88,553,995
Real estate - commercial	300,373,462	322,921,323
Commercial loans	113,987,142	119,369,484
Consumer and other loans	31,429,675	33,091,017
Total loans	759,450,047	786,894,894
Less:
Allowance for loan losses	(7,670,666)	(7,995,569)
Deferred loan fees/costs, net	(588,559)	(600,719)
Net loans	$751,190,822	$778,298,606

Classes of loans by aging at June 30, 2019 and December 31, 2018 were as follows:

As of June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,451	$164	$163	$1,778	$123,064	$124,842	$-
Multi-family	5,930	-	-	5,930	82,526	88,456	-
Real estate - construction	4,008	640	-	4,648	95,714	100,362	-
Real estate - commercial	1,231	304	547	2,082	298,291	300,373	-
Commercial loans	682	205	-	887	113,100	113,987	-
Consumer and other loans	13	106	50	169	31,261	31,430	-
Total	$13,315	$1,419	$760	$15,494	$743,956	$759,450	$-

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$177	$329	$2,164	$2,670	$129,741	$132,411	$-
Multi-family	5,952	-	-	5,952	84,596	90,548	-
Real estate - construction	-	-	-	-	88,554	88,554	-
Real estate - commercial	1,000	81	-	1,081	321,840	322,921	-
Commercial loans	228	433	71	732	118,638	119,370	-
Consumer and other loans	107	12	-	119	32,972	33,091	-
Total	$7,464	$855	$2,235	$10,554	$776,341	$786,895	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$2,213,625	$4,136,342
Multi-family	-	-
Real estate - construction	3,920,409	4,088,409
Real estate - commercial	3,818,270	3,592,476
Commercial loans	1,065,952	1,262,910
Consumer and other loans	57,249	1,542
Total	$11,075,505	$13,081,679

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,936	$2,137	$1,386	$694	$974	$368	$352	$7,847
Provision charged to expense	212	31	(168)	(21)	262	76	(292)	$100
Losses charged off	-	-	(271)	-	(41)	(61)	-	$(373)
Recoveries	21	20	1	-	41	14	-	$97
Balance, end of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671

Six months ended June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(278)	75	(81)	32	301	117	(66)	$100
Losses charged off	-	-	(271)	-	(275)	(115)	-	$(661)
Recoveries	141	20	3	-	50	22	-	$236
Balance, end of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671

Three months ended June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,223	$1,876	$1,113	$487	$958	$291	$155	$7,103
Provision charged to expense	248	(90)	123	66	122	126	(95)	$500
Losses charged off	-	-	-	-	-	(59)	-	$(59)
Recoveries	13	1	1	-	5	9	-	$29
Balance, end of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573

Six months ended June 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	208	(3)	290	89	142	118	(119)	$725
Losses charged off	-	-	-	-	(96)	(226)	-	$(322)
Recoveries	32	1	1	-	8	21	-	$63
Balance, end of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019 and December 31, 2018:

June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$551	$173	$167	$-	$345	$29	$-	$1,265
Ending balance: collectively evaluated for impairment	$1,618	$2,015	$781	$673	$891	$365	$60	$6,403
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$3	$-	$3
Loans:
Ending balance: individually evaluated for impairment	$3,921	$1,272	$2,215	$5,930	$892	$224	$-	$14,454
Ending balance: collectively evaluated for impairment	$96,441	$296,388	$122,627	$82,526	$112,899	$31,056	$-	$741,937
Ending balance: loans acquired with deteriorated credit quality	$-	$2,713	$-	$-	$196	$150	$-	$3,059

As of December 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

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

The following table summarizes the recorded investment in impaired loans at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,016	$1,016	$-	$2	$2	$-
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	3,273	3,273	-	3,138	3,138	-
Commercial loans	136	136	-	216	216	-
Consumer and other loans	207	207	-	225	225	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,197	$1,197	$167	$4,518	$4,518	$573
Multi-family	-	-	-	-	-	-
Real estate - construction	3,921	5,154	551	4,088	5,321	552
Real estate - commercial	708	708	173	1,232	1,317	106
Commercial loans	951	951	345	1,062	1,062	363
Consumer and other loans	174	174	32	119	119	18
Total
Real estate - residential mortgage:
One to four family units	$2,213	$2,213	$167	$4,520	$4,520	$573
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	3,921	5,154	551	4,088	5,321	552
Real estate - commercial	3,981	3,981	173	4,370	4,455	106
Commercial loans	1,087	1,087	345	1,278	1,278	363
Consumer and other loans	381	381	32	344	344	18
Total	$17,513	$18,746	$1,268	$20,552	$21,870	$1,612

The following table summarizes average impaired loans and related interest recognized on impaired loans for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,111	$1	$1,961	$-
Multi-family	5,934	-	509	-
Real estate - construction	-	-	2,287	-
Real estate - commercial	3,440	4	2,326	46
Commercial loans	223	-	916	-
Consumer and other loans	229	-	9	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,352	$-	$2,353	$-
Multi-family	-	-	-	-
Real estate - construction	3,876	-	2,055	-
Real estate - commercial	717	-	27	-
Commercial loans	659	-	403	-
Consumer and other loans	106	-	132	-
Total
Real estate - residential mortgage:
One to four family units	$3,463	$1	$4,314	$-
Multi-family	5,934	-	509	-
Real estate - construction	3,876	-	4,342	-
Real estate - commercial	4,157	4	2,353	46
Commercial loans	882	-	1,319	-
Consumer and other loans	335	-	141	-
Total	$18,647	$5	$12,978	$46

At June 30, 2019, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Real estate - residential mortgage:
One to four family units	$1,182,685	$1,208,596
Multi-family	-	-
Real estate - construction	3,920,410	4,088,409
Real estate - commercial	5,408,688	5,508,444
Commercial loans	640,468	504,481
Consumer and other loans	-	-
Total	$11,152,251	$11,309,930

The Bank has allocated $949,930 and $901,086 of specific reserves to customers whose loan terms have been modified in TDR as of June 30, 2019 and December 31, 2018, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending June 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2019 and December 31, 2018:

June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$96,354	$288,035	$121,745	$82,526	$108,611	$30,205	$727,476
Special Mention	-	6,884	577	-	2,311	-	9,772
Substandard	4,008	5,454	2,520	5,930	3,065	1,225	22,202
Doubtful	-	-	-	-	-	-	-
Total	$100,362	$300,373	$124,842	$88,456	$113,987	$31,430	$759,450

December 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,375	$310,486	$126,586	$84,596	$114,525	$32,686	$753,254
Special Mention	-	5,524	372	-	3,031	-	8,927
Substandard	4,179	6,911	5,453	5,952	1,814	405	24,714
Doubtful	-	-	-	-	-	-	-
Total	$88,554	$322,921	$132,411	$90,548	$119,370	$33,091	$786,895

The above amounts include purchased credit impaired loans. At June 30, 2019, purchased credit impaired loans comprised of $3.1 million were rated “Substandard”.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at June 30, 2019 and December 31, 2018. The amount of these loans is shown below:

	June 30,	December 31,
	2019	2018
	(In Thousands)	(In Thousands)
Real estate - commercial	$3,216	$3,358
Commercial loans	267	296
Consumer and other loans	305	329
Outstanding balance	$3,788	$3,983
Carrying amount, net of fair value adjustment of $729 at June 30, 2019 and $810 at December 31, 2018	$3,059	$3,173

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three months and six months ended June 30, 2019:

	Six months ended	Three months ended
	June 30,	June 30,
	2019	2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$265	$230
Additions	-	-
Accretion	(82)	(47)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$183	$183

During the three months ended June 30, 2019, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 7: Goodwill and Other Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three months ended June 30, 2019.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million at June 30, 2019.

Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition. As of June 30, 2019, $2.7 million of core deposit intangible amounts are still to be amortized.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(778)	(539)
Core deposit intangible, net	2,742	2,981
Remaining balance	$4,177	$4,416

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2019 is as follows:

Amortization Expense
(in Thousands)
Remainder of: 2019	$238
2020	477
2021	477
2022	477
2023	477
Therafter	596
Total	$2,742

Note 8: Leases

As discussed in Note 11, on January 1, 2019, the Company adopted ASU 2016-02, “Leases”. The Company recorded initial balances during the quarter ending March 31, 2019 for operating Right of Use (“ROU”) assets of $9,473,587 and corresponding operating ROU liabilities of $9,490,385. Additionally, the Company recorded initial balances for financing ROU assets and liabilities of $453,485. As of June 30, 2019, operating lease liability balances are $9,364,989 and financing lease liability amounts are $426,272. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$54,858	$-	$27,213	$-
Interest on lease liabilities	3,872	-	2,152	-
Operating lease cost	540,082	397,100	270,040	212,390
Sublease income	(22,600)	-	(12,300)	-

Total lease costs	$576,212	$397,100	$287,105	$212,390

Additional lease information:
Operating cash flows from financing leases	$-
Operating cash flows from operating leases	30,078
Financing cash flows from financing leases	-
Weighted-average remaining lease term - financing leases (in years)	3.9
Weighted-average remaining lease term - operating leases (in years)	15.5
Weighted-average discount rate - financing leases	2.05%
Weighted-average discount rate - operating leases	5.50%

The following table sets forth, as of June 30, 2019, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

	Financing	Operating	Total
		(In Thousands)
Remainder of: 2019	$59	$526	$585
2020	117	862	979
2021	118	838	956
2022	112	827	939
2023	38	834	872
Thereafter	-	9,923	9,923
Total undiscounted future minimum lease cash payments	$444	$13,810	$14,254
Present value discount	(18)	(4,445)	(4,463)
Lease liability	$426	$9,365	$9,791

Future minimum lease cash payments under non-cancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

December 31, 2018
(In Thousands)
2019	$1,032
2020	993
2021	964
2022	962
2023	956
Thereafter	3,573
$8,480

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2018 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2019:

Stock Options	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2019	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(7,500)	(2,500)	5.19
Forfeited	-	-	-
Balance outstanding as of June 30, 2019	5,000	2,500	$5.08
Options exercisable as of June 30, 2019	5,000	2,500	$5.08

The total intrinsic value of stock options exercised for the six months ended June 30, 2019 and 2018 was $168,225 and $267,366, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $136,275 and $462,900 at June 30, 2019 and 2018, respectively.

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2019	32,349	$18.93
Granted	15,434	23.85
Vested	(20,771)	17.67
Forfeited	-	-
Balance of shares non-vested as of June 30, 2019	27,012	$22.71

In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.85 per share. The total amount of expense for restricted stock grants to directors (including all grants in previous years) during the six months ended June 30, 2019 and 2018 was $63,039 and $69,652, respectively.

For the six months ended June 30, 2019 and 2018, the Company granted 9,932 and 6,986 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all grants in previous years) during the six months ended June 30, 2019 and 2018 was $105,255 and $95,475, respectively.

Performance Stock Units	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2019	47,322	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of June 30, 2019	47,322	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the six months ended June 30, 2019 and 2018 was $215,764 and $169,008, respectively.

Total stock-based compensation expense recognized for the six months ended June 30, 2019 and 2018 was $384,058 and $334,135, respectively. As of June 30, 2019, there was $606,248 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended June 30, 2019			For six months ended June 30, 2019
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$2,428,499	4,452,798	$0.55	$4,548,863	4,445,750	$1.02
Effect of Dilutive Securities		51,166			55,631
Diluted Income Per Common Share	$2,428,499	4,503,964	$0.54	$4,548,863	4,501,381	$1.01

	For three months ended June 30, 2018			For six months ended June 30, 2018
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$(342,984)	4,404,029	$(0.08)	$1,012,761	4,397,907	$0.23
Effect of Dilutive Securities		N/A			71,513
Diluted Income Per Common Share	$(342,984)	4,404,029	$(0.08)	$1,012,761	4,469,420	$0.23

Note 11: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FASB has issued updated guidance in ASU 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU 2019-01 “Leases (Topic 842) Codification Improvements” which provides additional transition options including allowing entities to not apply the lease standard to the comparative periods presented in their financial statements in the year of adoption. ASC Topic 842 provided a package of practical expedients in applying the lease standard to be chosen at the date of adoption. The Company chose to elect the package of practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We have also chosen not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We will account for lease and non-lease components separately because such amounts are readily determinable under lease contracts. Additionally, we have chosen to elect the use of hindsight, when applicable, in determining the lease term, in assessing the likelihood that a lessee purchase option will be exercised; and in assessing the impairment of ROU assets. The Company determined that it has both operating and finance leases under Topic 842. For operating and finance leases, lease liabilities are initially measured at commencement date based on the present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating and finance leases, ROU assets are measured at the commencement date as the amount of initial liability, adjusted for lease payments made to the lessor at or before commencement date, minus incentives; and for any initial direct costs incurred by the lessee. Based on the transition method that the Company has chosen to follow, the initial application date of the standard for all existing leases was January 1, 2019. The lease term used for the initial operating ROU asset and lease liability includes the initial lease term in addition to any renewal options the Company thinks it is reasonably certain to exercise. ASC Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, the Company should use its incremental borrowing rate in effect at the time of lease commencement date. For operating leases with a term of less than 60 months, the Company utilized a 5-year LIBOR rate of approximately 3%. For operating leases with a term of greater than 60 months, the Company utilized a method of analogizing a current variable rate product to a fixed rate product based on LIBOR curve which results in a discount rate of approximately 6%. The discount rate used for finance leases is 2.05% which is the rate specified in the lease agreements at the present value rate. During the first quarter of 2019, the implementation of this standard resulted in the recording of $10.1 million of ROU assets and lease liabilities on the Company’s balance sheet with no significant impact to the income statement as a result of this standard. Additionally, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. See Note 8 of the Condensed Consolidated Financial Statements for additional information and balances as of June 30, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Improvement updates to the proposed standard have been issued in November 2018 (Update 2018-19), April 2019 (Update 2019-04) and May 2019 (Update 2019-05) that provided additional guidance on this Topic. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a committee that is assessing our data and evaluating the timing and impacts of adopting ASU 2016-13. The Company selected a third-party vendor in 2018 that is assisting in generating loan level cash flows and disclosures. The financial impact of adopting this standard is still being evaluated.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted on testing dates after January 1, 2017.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2019, the Company reported a $752,679 unrealized loss, net of a $257,629 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2019, the Company reported a $417,943 unrealized loss, net of a $143,054 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of June 30, 2019, based on current fair values, the Company pledged cash collateral of $1.6 million to its counterparty for the swaps. As of December 31, 2018, based on current fair values, the counterparty had pledged cash collateral of $1.5 million to the Company.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at June 30, 2019 and December 31, 2018:

			June 30, 2019		December 31, 2018

			Fair Value		Fair Value
	Balance Sheet	Notional	Derivative	Derivative	Derivative	Derivative
Derivatives designated as hedging instruments:	Classification	Amount	Assets	Liablities	Assets	Liablities

Interest rate swap - FHLB Advances	Other liabilites	$50,000,000	$-	$1,010,308	$1,271,538	$-
Interest rate swap - Subordinated Debentures	Other liabilites	$10,310,000	$-	$560,997	$-	$-

 The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

		Six Months Ended		Three Months Ended
	Income Statement	June, 30		June, 30
Derivatives designated as hedging instruments:	Classification	2019	2018	2019	2018

Interest rate swap - FHLB Advances	Interest Expense	$(129,093)	$(7,838)	$(59,205)	$(1,990)
Interest rate swap - Subordinated Debentures	Interest Expense	$1,301	$-	$1,301	$-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

6/30/2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$28,113	$-	$28,113
Corporates	-	10,085	-	10,085
Government sponsored mortgage-backed securities and SBA loan pools	-	56,833	-	56,833
Available-for-sale securities	$-	$95,031	$-	$95,031

Financial liabilities:

Interest rate swaps	$-	$1,571	$-	$1,571

12/31/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,770	$-	$33,770
Corporates	-	3,019	-	3,019
Government sponsored mortgage-backed securities and SBA loan pools	-	49,477	-	49,477
Available-for-sale securities	$-	$86,266	$-	$86,266

Interest rate swaps	$-	$1,272	$-	$1,272

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2019	$-	$-	$15,654	$15,654

December 31, 2018	$-	$-	$10,428	$10,428

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2019	$-	$-	$-	$-

December 31, 2018	$-	$-	$909	$909

There were no transfers between valuation levels for any asset during the three months ended June 30, 2019 or 2018. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$15,654	Market Comparable	Discount to reflect realizable value	0%	-	91%	(5%)

Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value		N/A

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$53,025,771	$53,025,771	1
Interest-bearing time deposits at other financial institutions	250,000	250,215	2
Federal Home Loan Bank stock	3,157,500	3,157,500	2
Mortgage loans held for sale	1,914,419	1,914,419	2
Loans, net	751,190,822	763,285,223	3
Interest receivable	3,528,976	3,528,976	2

Financial liabilities:
Deposits	802,477,539	802,574,177	2
Federal Home Loan Bank advances	50,000,000	50,009,611	2
Subordinated debentures	21,716,897	21,716,897	3
Note payable to Bank	5,000,000	5,000,000	3
Interest payable	967,815	967,815	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2018
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$34,121,642	$34,121,642	1
Interest-bearing time deposits at other financial institutions	250,000	250,116	2
Federal Home Loan Bank stock	5,387,200	5,387,200	2
Mortgage loans held for sale	1,516,849	1,516,849	2
Loans, net	778,298,606	783,910,789	3
Interest receivable	3,390,944	3,390,944	2

Financial liabilities:
Deposits	749,618,822	747,903,071	2
Federal Home Loan Bank advances	105,300,000	105,325,386	2
Subordinated debentures	21,760,829	21,760,829	3
Note payable to Bank	5,000,000	5,000,000	3
Interest payable	821,811	821,811	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 14: Subsequent Event

The Company fully redeemed $6.186 million aggregate principal of Hometown Bancshares Capital Trust Floating Rate Junior Subordinated Debentures (the “Debentures”) on August 7, 2019 (the “Redemption Date”). These Debentures were originally issued in 2002 by Hometown Bancshares, Inc. (“Hometown”) and were assumed by the Company in its acquisition of Hometown. The redemption price was 100% of the principal amount of the Debentures, plus accrued and unpaid interest. In conjunction with the redemption, the Company increased an existing note payable with another financial institution from $5.0 million to $11.2 million with the proceeds primarily being used to redeem the Debentures. The new note will mature on June 30, 2024 and carried a variable interest rate tied to one-month LIBOR plus 2.50%. Additionally, an operating line of credit has been established with the same financial institution to be used for general corporate purposes of up to $3.0 million. There are no amounts borrowed against this line as of August 9, 2019. The line of credit has a variable interest rate tied to one-month LIBOR plus 2.50% and matures on June 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2019, and the results of operations for the three and six months ended June 30, 2019 and 2018.

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

On August 7, 2019, the Company redeemed $6,186,000 aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures") originally issued by Hometown Bancshares Capital Trust I in 2002. These Debentures were assumed by the Company in connection with the 2018 acquisition of Hometown (See Note 3: "Acquisition" for additional information). The redemption price was 100% of the principal amount of the Debentures, plus accrued and unpaid interest. Proceeds from a note payable with another financial institution were utilized to redeem these Debentures. The Company received all necessary regulatory approvals for the redemption of the Debentures. See Note 14: "Subsequent Event" for additional information on the redemption.

Financial Condition

The Company’s total assets increased $12,305,938 (1%) from $965,137,870 as of December 31, 2018, to $977,443,808 as of June 30, 2019.

Available-for-sale securities increased $8,765,024 (10%) from $86,266,197 as of December 31, 2018, to $95,031,221 as of June 30, 2019. The Company had purchases of $38,383,889 and an increase in unrealized gains of $2,671,778 offset by sales and principal payments of $32,149,144 when compared to December 31, 2018.

Net loans receivable decreased by $27,107,784 (3%) from $778,298,606 as of December 31, 2018 to $751,190,822 as of June 30, 2019. Year-to-date, construction loans increased $11,807,630 (13%), permanent multi-family loans decreased $2,092,594 (2%), consumer and other loans decreased $1,661,342 (5%), commercial loans decreased $5,382,342 (5%), one-to-four family mortgage loans decreased $7,568,338 (6%) and commercial real estate loans decreased $22,547,861 (7%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories, however, during the quarter loan principal paydowns and significant unexpected payoffs outpaced loan originations.

Allowance for loan losses decreased $324,903 (4%) from $7,995,569 as of December 31, 2018 to $7,670,666 as of June 30, 2019. In addition to the provision for loan losses of $100,000 recorded by the Company for the six months ended June 30, 2019, charge-offs of specific loans (classified as nonperforming at December 31, 2018) exceeded loan recoveries by $424,903. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2019 and December 31, 2018 was 1.01% and 1.02%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2019 and December 31, 2018 was 69.3% and 61.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

In accordance with GAAP for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of $1.6 million at June 30, 2019.

Prepaid expenses and other assets increased $4,488,723 (72%) from $6,261,159 as of December 31, 2018 to $10,749,882 as of June 30, 2019. This increase is primarily due to the Company purchasing an additional interest in a partnership for the purpose of gaining low income housing tax credits for $3,168,435 and the net impact of cash collateral held by our swap counterparty increasing by $1,278,462 due to fluctuations in interest rates.

Operating lease right-of-use assets increased $9,334,911 (100%), during the first half of 2019 compared to none recorded as of December 31, 2018. These amounts were recognized due to the Company’s implementation of new lease accounting standards for operating leases further described in Note 8 and Note 11 of the Condensed Consolidated Financial Statements. The recorded assets and liabilities will be amortized over the life of the lease term.

Deposits increased $52,858,717 (7%) from $749,618,822 as of December 31, 2018, to $802,477,539 as of June 30, 2019. For the six months ended June 30, 2019, checking and savings accounts increased by $52,638,121 and certificates of deposit increased by $251,733. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $55,300,000 (53%) from $105,300,000 as of December 31, 2018 to $50,000,000 as of June 30, 2019 due to principal reductions from excess funds generated from the deposit growth noted above.

Stockholders’ equity (including net unrealized gains and losses on available-for-sale securities and interest rate swaps) increased $3,259,680 from $80,478,592 as of December 31, 2018, to $83,738,272 as of June 30, 2019. The Company’s net income during this period exceeded dividends paid or declared by $3,385,025. During the quarter, 13,608 shares of the Company’s common stock was repurchased at an average price of $22.99 under an existing repurchase plan. These are the first repurchases made by the Company since November 2016. Additional information on the repurchase plan can be found below in Part II, Item 2. On a per common share basis, stockholders’ equity increased from $18.18 as of December 31, 2018 to $18.85 as of June 30, 2019.

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

	Three months ended 6/30/2019			Three months ended 6/30/2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$768,176	$10,395	5.43%	$797,034	$9,819	4.94%
Investment securities	96,422	681	2.83%	88,755	493	2.23%
Other assets	37,253	224	2.41%	16,725	67	1.61%
Total interest-earning	901,851	11,300	5.03%	902,514	10,379	4.61%
Noninterest-earning	68,080			64,965
	$969,931			$967,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$40,598	32	0.32%	$43,012	26	0.24%
Transaction accounts	417,536	1,551	1.49%	425,153	1,126	1.06%
Certificates of deposit	234,515	1,216	2.08%	211,246	568	1.08%
FHLB advances	51,677	289	2.24%	77,991	406	2.09%
Other borrowed funds	5,000	64	5.13%	1,109	4	0.00%
Subordinated debentures	21,731	297	5.48%	21,651	277	5.13%
Total interest-bearing	771,057	3,449	1.79%	780,162	2,407	1.24%
Noninterest-bearing	115,033			94,344
Total liabilities	886,090			874,506
Stockholders’ equity	83,841			92,973
	$969,931			$967,479
Net earning balance	$130,794			$122,352
Earning yield less costing rate			3.24%			3.38%
Net interest income, and net yield spread on interest earning assets		$7,851	3.49%		$7,972	3.54%
Ratio of interest-earning assets to interest-bearing liabilities		117%			116%

	Six months ended 6/30/2019			Six months ended 6/30/2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$774,227	$20,698	5.39%	$719,690	$17,197	4.82%
Investment securities	93,259	1,279	2.77%	84,577	943	2.25%
Other assets	34,098	419	2.48%	20,101	196	1.97%
Total interest-earning	901,584	22,396	5.01%	824,368	18,336	4.49%
Noninterest-earning	63,477			51,384
	$965,061			$875,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$40,250	62	0.31%	$37,166	47	0.26%
Transaction accounts	414,440	3,027	1.47%	397,144	2,056	1.04%
Certificates of deposit	236,868	2,317	1.97%	183,385	1,039	1.14%
FHLB advances	55,917	645	2.33%	71,622	739	2.08%
Other borrowed funds	5,000	132	5.32%	555	4	0.00%
Subordinated debentures	21,742	588	5.45%	18,558	447	4.86%
Total interest-bearing	774,217	6,771	1.76%	708,430	4,332	1.23%
Noninterest-bearing	107,839			82,908
Total liabilities	882,056			791,338
Stockholders’ equity	83,005			84,414
	$965,061			$875,752
Net earning balance	$127,367			$115,938
Earning yield less costing rate			3.25%			3.25%
Net interest income, and net yield spread on interest earning assets		$15,625	3.50%		$14,004	3.43%
Ratio of interest-earning assets to interest-bearing liabilities		116%			116%

Results of Operations - Comparison of Three and Six Month Periods Ended June 30, 2019 and 2018

Net income (loss) for the three and six months ended June 30, 2019 was $2,428,499 and $4,548,863, respectively, compared to ($342,984) and $1,012,761 for the three and six months ended June 30, 2018, respectively, which represents an increase in earnings of $2,771,483 (808%) and $3,536,102 (349%) for the three and six month periods, respectively. Generally, earnings were positively impacted by higher interest earning balances and the absence of one-time merger costs incurred in 2018 due to the Hometown acquisition.

Net Interest Income

Net interest income for the three and six months ended June 30, 2019 decreased $121,912 (2%) and increased $1,621,554 (12%), respectively, when compared to the same periods in 2018. For the three and six month periods ended June 30, 2019, the average balance of net interest earning assets increased by approximately $8,442,000 and $11,429,000, respectively, more than the average balance of interest-bearing liabilities increased during the same periods in 2018. For the three and six month periods ended June 30, 2019, the net interest margin decreased five basis points to 3.49% and increased seven basis points to 3.50%, respectively, when compared to the same periods in 2018.

Interest Income

Total interest income for the three and six months ended June 30, 2019 increased $920,382 (9%) and $4,060,502 (22%), respectively, when compared to the same periods in 2018. For the three and six month periods ended June 30, 2019 compared to the same periods in 2018, the average yield on interest earning assets increased 42 basis points to 5.03% and increased 52 basis points to 5.01%, while the average balance of interest earning assets decreased approximately $663,000 for the three month period and increased approximately $77,216,000 for the six month period, respectively. The increase in the year-to-date amounts is primarily due to loan and investment balances gained from the Hometown acquisition and higher yields in each asset class compared to the same periods in 2018. For the three-month periods, the yield on loans increased 49 basis points to 5.43% and $452,000 in loan accretion was recognized on loans acquired from Hometown compared to $361,000 in the same quarter of 2018.

Interest Expense

Total interest expense for the three and six months ended June 30, 2019 increased $1,042,294 (43%) and $2,438,948 (56%), respectively, when compared to the three and six months ended June 30, 2018. For the three and six months period ended June 30, 2019 compared to the same periods in 2018, the average cost of interest bearing liabilities increased 55 basis points to 1.79% and increased 53 basis points to 1.76%, while the average balance of interest bearing liabilities decreased approximately $9,105,000 for the three month period and increased approximately $65,787,000 for the six month period. The annual increase is primarily due to the liabilities acquired from Hometown and higher offering rates on all deposit products due to significant competitive pressures. Partially offsetting the increases noted above, is reduced interest expense on FHLB borrowings from a reduction in balances in 2019. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan loss expense of $100,000 for both the three and six months ended June 30, 2019, respectively, compared to $500,000 and $725,000 for the same periods in 2018. The need to record a provision for the quarter was primarily due to the charge-off of one relationship consisting of several rental properties and increased reserves on a few problem credits. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $1.6 million at June 30, 2019.

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

Non-Interest Income

Non-interest income decreased $20,474 (1%) and increased $224,822 (7%) for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018. For the periods, the Company increased income from sales of Small Business Administration (“SBA”) loans of $22,078 (10%) and $101,335 (26%), debit card and interchange related income increased by $108,172 (43%) and $198,571 (43%) and realized gains on the sale of investment securities increased by $89,299 (860%) and $55,468 (770%) compared to the same three and six month periods in 2018. Offsetting the increases, were reduced gains on the sale of foreclosed assets of $36,558 (48%) and $99,946 (83%), reduced income recognized from the sale of mortgage loans of $54,996 (9%) and $8,555 (1%) and decreased service charge revenue of $133,073 (24%) and $48,407 (6%), respectively, when compared to the same three and six month periods in 2018.

Non-Interest Expense

Non-interest expenses decreased $3,396,154 (33%) and $2,028,450 (13%) for the three and six months ended June 30, 2019 when compared to the same periods in 2018. One-time merger costs of $3,192,050 and $3,420,050 were incurred during the three and six months ended June 30, 2018, which is the primary reason for the increased expenses for the periods in 2018. Additionally, many of the year-to-date comparisons noted below show significant variances due to the merger occurring on April 2, 2018. Thus, 2019 has six months of recurring expenses whereas 2018 only has three months of such expenses. Significant categories of non-interest expense are as follows:

Salaries and employee benefits decreased $148,871 (4%) and increased $637,025 (9%) when compared to the same three and six month periods in 2018. The three-month decrease is due to staffing efficiencies gained from the acquisition coupled with unfilled positions from the retirements of a few employees. The six-month increase is due to the merger timing in which only three-months expense would be included in the 2018 year-to date figures.

Occupancy expenses increased $69,147 (7%) and $432,103 (24%), respectively, when compared to the prior year periods. This is primarily due to the expenses related to additional leasehold improvement expenses and facility upgrades incurred after the Hometown acquisition.

Core deposit intangible amortization decreased $100,750 (46%) and increased $18,500 (8%), respectively, for the three and six months ended June 30, 2019 compared to 2018. These amounts are related to purchase accounting adjustments made as a part of the Hometown acquisition.

Provision for Income Taxes

The provision for income taxes increased by $882,285 (195%) and $963,724 (603%) for the three and six months ended June 30, 2019 when compared to the same periods of 2018. The increase in the provision for income taxes for the quarter is primarily due to increased taxable income.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2019 and December 31, 2018 was 69.3% and 61.1%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2019, were $22,202,000 or 2.27% of total assets as compared to $24,714,000 or 2.56% of total assets at December 31, 2018. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2019	12/31/2018	12/31/2017
Nonperforming loans	$11,076	$13,082	$9,961
Real estate acquired in settlement of loans	1,399	1,127	283
Total nonperforming assets	$12,475	$14,209	$10,244

Total nonperforming assets as a percentage of total assets	1.28%	1.47%	1.29%
Allowance for loan losses	$7,671	$7,996	$7,107
Allowance for loan losses as a percentage of gross loans	1.01%	1.02%	1.12%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $53,025,771 as of June 30, 2019 and $34,121,642 as of December 31, 2018, representing an increase of $18,904,129. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

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

The Bank is classified as “well capitalized” under current regulatory guidelines. As of June 30, 2019, the Bank’s common equity Tier 1 ratio was 11.66%, the Bank’s Tier 1 leverage ratio was 10.57%, its Tier 1 risk-based capital ratio was 11.66% and the Bank’s total risk-based capital ratio was 12.54% - all exceeding the minimums of 7.0%, 6.0%, 8.5% and 10.5%, respectively, as of June 30, 2019.

On July 9, 2019, federal banking regulators issued a final ruling that reduces the regulatory burden on financial institutions with less than $250 billion in total consolidated assets and limited foreign exposure. The combined agencies of the Federal Reserve System, Federal Deposit Insurance Corporation (FDIC) and the Comptroller of the Currency, approved these standards to simplify and clarify a number of complex aspects of current regulatory capital rules. Specifically, the capital treatment of mortgage servicing assets, certain tax deferred assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. Additionally, this would allow bank holding companies to redeem common stock without prior approval unless otherwise required. The capital rule provisions are effective April 1, 2020 whereas the pre-approval requirements for the redemption of common stock will be effective October 1, 2019.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2019 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets		Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$120,880	$17,302	17%	12.73%	2.01%	949,726
+100	113,914	10,336	10%	11.88%	1.16%	958,880
NC	103,578	-	0%	10.72%	0.00%	966,283
-100	86,968	(16,610)	-16%	8.95%	-1.77%	971,679
-200	73,168	(30,410)	-29%	7.50%	-3.22%	975,339

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

During the quarter ended June 30, 2019, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company repurchased 13,608 shares at an average price of $22.99 during the quarter ended June 30, 2019. As of June 30, 2019, the repurchase plan has 138,940 shares remaining.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Numbe of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	-	-	-	-
May 1, 2019 - May 31, 2019	-	-	-	-
June 1, 2019 - June 30, 2019	13,608	22.99	13,608	138,940

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

*Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of   a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 9, 2019
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter Peters	August 9, 2019
Carter Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)