Form 10-Q
period 2019-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2019-11-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, Par Value $0.10 per share	4,381,312 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	9/30/2019	12/31/2018
ASSETS
Cash and due from banks	$3,974,694	$5,818,955
Interest-bearing deposits in other financial institutions	82,446,686	28,302,687
Cash and cash equivalents	86,421,380	34,121,642
Interest-bearing time deposits at other financial institutions	250,000	250,000
Available-for-sale securities	106,353,702	86,266,197
Stock in Federal Home Loan Bank, at cost	3,157,500	5,387,200
Mortgage loans held for sale	944,969	1,516,849
Loans receivable, net of allowance for loan losses of September 30, 2019 - $7,557,311 - December 31, 2018 - $7,995,569	744,022,856	778,298,606
Accrued interest receivable	3,475,749	3,390,944
Prepaid expenses and other assets	9,054,815	6,261,159
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,623,160	2,980,910
Foreclosed assets held for sale	1,490,960	1,126,963
Premises and equipment, net	19,560,814	20,095,161
Operating lease right-of-use asset	9,194,850	-
Bank owned life insurance	24,543,725	20,198,074
Income taxes receivable	-	158,631
Deferred income taxes	3,800,037	3,650,552
	$1,016,329,499	$965,137,870

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$839,988,502	$749,618,822
Federal Home Loan Bank advances	50,000,000	105,300,000
Subordinated debentures	15,465,000	21,760,829
Note payable to bank	11,200,000	5,000,000
Advances from borrowers for taxes and insurance	698,438	289,808
Accrued expenses and other liabilities	4,834,402	1,868,008
Operating lease liability	9,236,695	-
Income taxes payable	348,818	-
Accrued interest payable	832,494	821,811
	932,604,349	884,659,278

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2019 and December 31, 2018 - 6,916,003 and 6,902,003 shares; respectively	691,600	690,200
Additional paid-in capital	51,782,472	51,382,585
Retained earnings, substantially restricted	71,195,470	65,829,687
Accumulated other comprehensive loss	(700,936)	(452,756)
	122,968,606	117,449,716
Treasury stock, at cost; September 30, 2019 and December 31, 2018 - 2,534,691 and 2,443,522 shares, respectively	(39,243,456)	(36,971,124)
	83,725,150	80,478,592
	$1,016,329,499	$965,137,870

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Interest Income
Loans	$10,429,973	$12,773,881	$31,128,087	$29,971,163
Investment securities	735,044	523,736	2,013,548	1,466,036
Other	416,604	80,258	835,929	276,117
	11,581,621	13,377,875	33,977,564	31,713,316
Interest Expense
Deposits	2,880,067	1,825,559	8,285,507	4,967,743
FHLB advances	282,845	481,968	928,131	1,221,312
Subordinated debentures	185,202	282,393	773,325	728,954
Other	111,364	58,949	243,385	62,782
	3,459,478	2,648,869	10,230,348	6,980,791
Net Interest Income	8,122,143	10,729,006	23,747,216	24,732,525
Provision for Loan Losses	100,000	200,000	200,000	925,000
Net Interest Income After Provision for Loan Losses	8,022,143	10,529,006	23,547,216	23,807,525
Noninterest Income
Service charges	442,051	475,484	1,262,821	1,344,661
Net gain (loss) on sale of investment securities	31,493	(885)	79,756	(8,090)
Gain on sale of mortgage loans held for sale	722,909	595,384	1,710,839	1,591,869
Gain on sale of Small Business Administration loans	301,187	263,755	798,763	659,996
Net loss on foreclosed assets	(134,145)	(459,308)	(113,279)	(338,496)
Other income	573,635	587,328	1,695,903	1,484,669
	1,937,130	1,461,758	5,434,803	4,734,609
Noninterest Expense
Salaries and employee benefits	4,144,402	3,887,582	12,056,592	11,162,747
Occupancy	1,149,242	1,112,702	3,389,417	2,920,774
FDIC deposit insurance premiums	40,000	101,762	257,628	296,897
Data processing	368,374	328,692	1,177,515	1,095,584
Advertising	102,500	131,250	402,500	397,150
Merger costs	-	150,877	34,011	3,570,927
Amortization of core deposit intangible	119,250	94,286	357,750	314,286
Other expense	1,029,688	858,698	2,948,085	2,605,976
	6,953,456	6,665,849	20,623,498	22,364,341
Income Before Income Taxes	3,005,817	5,324,915	8,358,521	6,177,793
Provision for Income Taxes	455,275	1,390,673	1,259,116	1,230,790
Net Income Available to Common Shareholders	$2,550,542	$3,934,242	$7,099,405	$4,947,003

Basic Income Per Common Share	$0.58	$0.89	$1.60	$1.12
Diluted Income Per Common Share	$0.57	$0.88	$1.58	$1.10

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
NET INCOME	$2,550,542	$3,934,242	$7,099,405	$4,947,003
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	721,464	(766,021)	3,441,561	(2,455,951)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(852,090)	430,248	(3,694,933)	2,198,977
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(31,493)	885	(79,756)	8,090
Total other items of comprehensive loss	(162,119)	(334,888)	(333,128)	(248,884)
Income tax (benefit) related to other items of comprehensive income	(137,408)	(85,397)	(84,948)	(63,467)
Other comprehensive (loss)	(24,711)	(249,491)	(248,180)	(185,417)
TOTAL COMPREHENSIVE INCOME	$2,525,831	$3,684,751	$6,851,225	$4,761,586

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

QUARTERLY AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	691,200	51,379,796	(36,748,335)	67,367,234	(71,965)	82,617,930
Net income	-	-	-	2,428,499	-	2,428,499
Other comprehensive loss	-	-	-	-	(604,260)	(604,260)
Dividends on common stock ($0.13 per share)	-	-	-	(581,021)	-	(581,021)
Treasury stock purchased	-	-	(312,892)	-	-	(312,892)
Stock award plans	-	195,599	(5,583)	-	-	190,016
Balance, June 30, 2019	691,200	51,575,395	(37,066,810)	69,214,712	(676,225)	83,738,272
Net income	-	-	-	2,550,542	-	2,550,542
Other comprehensive loss	-	-	-	-	(24,711)	(24,711)
Dividends on common stock ($0.13 per share)	-	-	-	(569,784)	-	(569,784)
Treasury stock purchased	-	-	(2,151,696)	-	-	(2,151,696)
Stock award plans	-	187,157	(24,950)	-	-	162,207
Stock options exercised	400	19,920	-	-	-	20,320
Balance, September 30, 2019	$691,600	$51,782,472	$(39,243,456)	$71,195,470	$(700,936)	$83,725,150

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	9/30/2019	9/30/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,099,405	$4,947,003
Items not requiring (providing) cash:
Deferred income taxes	(64,536)	706,286
Depreciation	1,427,906	1,096,490
Lease amortization	41,845	-
Provision for loan losses	200,000	925,000
Gain on sale of Small Business Administration loans	(798,763)	(659,996)
Gain on sale of mortgage loans held for sale and investment securities	(1,790,595)	(1,583,779)
Loss on sale of foreclosed assets	44,159	308,811
Gain on sale of premises and equipment	(6,069)	-
Amortization of deferred income, premiums and discounts	313,686	453,575
Amortization of intangible assets	357,750	314,286
Stock award plan expense	521,323	276,391
Accretion of purchase accounting adjustments	(1,281,313)	(3,282,074)
Origination of loans held for sale	(24,039,578)	(52,789,116)
Proceeds from sale of loans held for sale	26,322,296	55,341,150
Increase in cash surrender value of bank owned life insurance	(345,651)	(342,416)
Changes in:
Accrued interest receivable	(84,805)	(953,963)
Prepaid expenses and other assets	(2,183,001)	6,203,190
Accounts payable and accrued expenses	1,850,394	(1,441,136)
Income taxes receivable/payable	507,448	(8,972)
Net cash provided by operating activities	8,091,901	9,510,730
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of loans	6,445,267	9,489,176
Net change in loans	28,608,984	(13,591,488)
Principal payments on available-for-sale securities	4,947,415	12,202,207
Principal payments on held-to-maturity securities	11,728	3,735
Purchase of premises and equipment	(887,490)	(2,581,491)
Net cash received for acquisition	-	2,455,964
Purchase of available-for-sale securities	(56,910,103)	(25,151,079)
Proceeds from sale of available-for-sale securities	35,035,814	13,602,508
Purchase of bank owned life insurance	(4,000,000)	-
Redemption (purchase) of FHLB stock	2,229,700	(445,700)
Purchase of tax credit investments	(3,168,435)	(3,617,366)
Proceeds from sale of foreclosed assets held for sale	507,969	187,468
Net cash provided by (used in) investing activities	12,820,849	(7,446,066)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,744,091)	(1,598,016)
Net increase in demand deposits, NOW accounts and savings accounts	104,780,937	69,132,414
Net decrease in certificates of deposit	(14,380,120)	(76,871,838)
Net decrease of securities sold under agreements to repurchase	-	(2,159,000)
Proceeds from FHLB advances	93,965,000	470,835,000
Repayments of FHLB advances	(149,265,000)	(470,435,000)
Proceeds from issuance of notes payable	7,200,000	5,000,000
Repayments of notes payable	(1,000,000)	(3,000,000)
Repayment of Hometown Bancshares subordinated debentures	(6,186,000)	-
Advances from borrowers for taxes and insurance	408,630	550,169
Stock options exercised	72,220	286,467
Treasury stock purchased	(2,464,588)	-
Net cash provided by (used in) financing activities	31,386,988	(8,259,804)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,299,738	(6,195,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,121,642	37,406,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,421,380	$31,211,790

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

Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $180.0 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was recorded as a result of the transaction. The goodwill will not be deductible for tax purposes.

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

Other liabilities – The carrying amount of these other liabilities was deemed to be reasonable estimate of fair value.

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2019
Debt Securities:
U. S. government agencies	$1,499,752	$-	$(9,071)	$1,490,681
Municipals	30,172,564	805,092	(22,646)	30,955,010
Corporates	13,487,865	164,686	(13,115)	13,639,436
Mortgage-backed securities - private label	10,963,720	9,367	(184)	10,972,903
Government sponsored mortgage-backed securities and SBA loan pools	48,704,459	734,188	(142,975)	49,295,672
	$104,828,360	$1,713,333	(187,991)	106,353,702

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Municipals	$34,470,648	$10,581	$(710,709)	$33,770,520
Corporates	3,000,000	18,927	-	3,018,927
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

Maturities of available-for-sale debt securities as of September 30, 2019:

	Amortized Cost	Approximate Fair Value
1-5 years	$386,057	$391,105
6-10 years	15,321,979	15,495,164
After 10 years	29,452,145	30,198,857
Mortgage-backed securities - private label not due on a single maturity date	10,963,720	10,972,903
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	48,704,459	49,295,673
	$104,828,360	$106,353,702

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $5,572,723 and $24,943,176 as of September 30, 2019 and December 31, 2018, respectively. The approximate fair value of pledged securities amounted to $5,673,630 and $24,374,187 as of September 30, 2019 and December 31, 2018, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $214,125 and $26,061 and gross losses of $134,369 and $34,151 for the nine months ended September 30, 2019 and September 30, 2018, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $16,749 and ($2,063) for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. Certain investment securities are valued at less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold the debt securities to maturity or until recovery of the unrealized loss. Should the impairment of any of these debt securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors and the Company does not intend to sell the security prior to recovery of the unrealized loss.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2019 and December 31, 2018, was $20,627,201 and $70,434,596, respectively, which is approximately 19% and 82% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

As of September 30, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. government agencies	$1,490,680	$(9,071)	$-	$-	$1,490,680	$(9,071)
Municipals	1,124,104	(22,646)	-	-	1,124,104	(22,646)
Corporates	2,540,521	(13,115)	-	-	2,540,521	(13,115)
Mortgage-backed securities - private label	2,063,242	(184)	-	-	2,063,242	(184)
Government sponsored mortgage-backed securities and SBA loan pools	8,979,065	(46,080)	4,429,589	(96,895)	13,408,654	(142,975)
	$16,197,612	$(91,096)	$4,429,589	$(96,895)	$20,627,201	$(187,991)

As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$6,324,750	$(67,774)	$23,223,221	$(642,935)	$29,547,971	$(710,709)
Government sponsored mortgage-backed securities and SBA loan pools	7,127,597	(112,282)	33,759,028	(1,124,978)	40,886,625	(1,237,260)
	$13,452,347	$(180,056)	$56,982,249	$(1,767,913)	$70,434,596	$(1,947,969)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$121,690,131	$132,410,810
Multi-family	93,628,789	90,548,265
Real estate - construction	88,175,253	88,553,995
Real estate - commercial	308,270,953	322,921,323
Commercial loans	108,738,413	119,369,484
Consumer and other loans	31,721,831	33,091,017
Total loans	752,225,370	786,894,894
Less:
Allowance for loan losses	(7,557,311)	(7,995,569)
Deferred loan fees/costs, net	(645,203)	(600,719)
Net loans	$744,022,856	$778,298,606

Classes of loans by aging at September 30, 2019 and December 31, 2018 were as follows:

As of September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$290	$246	$157	$693	$120,997	$121,690	$-
Multi-family	5,930	-	-	5,930	87,699	93,629	-
Real estate - construction	581	-	-	581	87,594	88,175	-
Real estate - commercial	853	-	-	853	307,418	308,271	-
Commercial loans	186	5	-	191	108,547	108,738	-
Consumer and other loans	-	18	-	18	31,704	31,722	-
Total	$7,840	$269	$157	$8,266	$743,959	$752,225	$-

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$177	$329	$2,164	$2,670	$129,741	$132,411	$-
Multi-family	5,952	-	-	5,952	84,596	90,548	-
Real estate - construction	-	-	-	-	88,554	88,554	-
Real estate - commercial	1,000	81	-	1,081	321,840	322,921	-
Commercial loans	228	433	71	732	118,638	119,370	-
Consumer and other loans	107	12	-	119	32,972	33,091	-
Total	$7,464	$855	$2,235	$10,554	$776,341	$786,895	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$2,166,284	$4,136,342
Multi-family	-	-
Real estate - construction	3,815,409	4,088,409
Real estate - commercial	2,956,289	3,592,476
Commercial loans	768,846	1,262,910
Consumer and other loans	73,189	1,542
Total	$9,780,017	$13,081,679

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2019 and 2018:

Three months ended September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671
Provision charged to expense	(245)	242	42	50	(125)	99	37	$100
Losses charged off	-	(122)	-	-	(106)	(85)	-	$(313)
Recoveries	28	1	1	-	55	14	-	$99
Balance, end of period	$1,952	$2,309	$991	$723	$1,060	$425	$97	$7,557

Nine months ended September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(523)	317	(41)	82	175	219	(29)	$200
Losses charged off	-	(122)	(271)	-	(381)	(199)	-	$(973)
Recoveries	169	21	6	-	106	32	-	$334
Balance, end of period	$1,952	$2,309	$991	$723	$1,060	$425	$97	$7,557

Three months ended September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,484	$1,787	$1,237	$553	$1,085	$367	$60	$7,573
Provision charged to expense	(219)	158	96	97	(44)	65	47	$200
Losses charged off	-	-	(3)	-	(14)	(74)	-	$(91)
Recoveries	36	-	1	-	4	9	-	$50
Balance, end of period	$2,301	$1,945	$1,331	$650	$1,031	$367	$107	$7,732

Nine months ended September 30, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(13)	155	386	186	98	185	(72)	$925
Losses charged off	-	-	(3)	-	(110)	(301)	-	$(414)
Recoveries	70	1	2	-	12	29	-	$114
Balance, end of period	$2,301	$1,945	$1,331	$650	$1,031	$367	$107	$7,732

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019 and December 31, 2018:

September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$554	$24	$202	$-	$214	$20	$-	$1,014
Ending balance: collectively evaluated for impairment	$1,398	$2,285	$789	$723	$846	$402	$97	$6,540
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$3	$-	$3
Loans:
Ending balance: individually evaluated for impairment	$3,816	$412	$2,166	$5,930	$599	$185	$-	$13,108
Ending balance: collectively evaluated for impairment	$84,359	$305,188	$119,524	$87,699	$108,072	$31,247	$-	$736,089
Ending balance: loans acquired with deteriorated credit quality	$-	$2,671	$-	$-	$67	$290	$-	$3,028

December 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The following table summarizes the recorded investment in impaired loans at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$943	$943	$-	$2	$2	$-
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	2,921	2,921	-	3,138	3,138	-
Commercial loans	25	25	-	216	216	-
Consumer and other loans	363	363	-	225	225	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,224	$1,224	$202	$4,518	$4,518	$573
Multi-family	-	-	-	-	-	-
Real estate - construction	3,815	5,048	554	4,088	5,321	552
Real estate - commercial	162	162	24	1,232	1,317	106
Commercial loans	641	641	214	1,062	1,062	363
Consumer and other loans	112	112	23	119	119	18
Total
Real estate - residential mortgage:
One to four family units	$2,167	$2,167	$202	$4,520	$4,520	$573
Multi-family	5,930	5,930	-	5,952	5,952	-
Real estate - construction	3,815	5,048	554	4,088	5,321	552
Real estate - commercial	3,083	3,083	24	4,370	4,455	106
Commercial loans	666	666	214	1,278	1,278	363
Consumer and other loans	475	475	23	344	344	18
Total	$16,136	$17,369	$1,017	$20,552	$21,870	$1,612

The following table summarizes average impaired loans and related interest recognized on impaired loans for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,046	$1	$1,649	$-
Multi-family	5,933	-	1,006	25
Real estate - construction	-	-	1,525	-
Real estate - commercial	3,353	4	2,383	46
Commercial loans	161	-	658	-
Consumer and other loans	268	-	37	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,970	$-	$2,671	$-
Multi-family	-	-	666	-
Real estate - construction	3,866	-	2,774	-
Real estate - commercial	657	-	81	-
Commercial loans	702	-	457	-
Consumer and other loans	119	-	116	-
Total
Real estate - residential mortgage:
One to four family units	$3,016	$1	$4,320	$-
Multi-family	5,933	-	1,672	25
Real estate - construction	3,866	-	4,299	-
Real estate - commercial	4,010	4	2,464	46
Commercial loans	863	-	1,115	-
Consumer and other loans	387	-	153	-
Total	$18,075	$5	$14,023	$71

At September 30, 2019, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Real estate - residential mortgage:
One to four family units	$1,175,382	$1,208,596
Multi-family	-	-
Real estate - construction	3,815,409	4,088,409
Real estate - commercial	5,358,591	5,508,444
Commercial loans	599,030	504,481
Consumer and other loans	-	-
Total	$10,948,412	$11,309,930

The Bank has allocated $939,647 and $901,086 of specific reserves to customers whose loan terms have been modified in TDR as of September 30, 2019 and December 31, 2018, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending September 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2019 and December 31, 2018:

September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,275	$297,358	$118,700	$87,699	$103,864	$30,560	$722,456
Special Mention	-	6,699	553	-	2,427	-	9,679
Substandard	3,900	4,214	2,437	5,930	2,447	1,162	20,090
Doubtful	-	-	-	-	-	-	-
Total	$88,175	$308,271	$121,690	$93,629	$108,738	$31,722	$752,225

December 31, 2018	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,375	$310,486	$126,586	$84,596	$114,525	$32,686	$753,254
Special Mention	-	5,524	372	-	3,031	-	8,927
Substandard	4,179	6,911	5,453	5,952	1,814	405	24,714
Doubtful	-	-	-	-	-	-	-
Total	$88,554	$322,921	$132,411	$90,548	$119,370	$33,091	$786,895

The above amounts include purchased credit impaired loans. At September 30, 2019, purchased credit impaired loans comprised of $3.0 million were rated “Substandard”.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at September 30, 2019 and December 31, 2018. The amount of these loans is shown below:

	September 30,	December 31,
	2019	2018
	(In Thousands)	(In Thousands)
Real estate - commercial	$3,165	$3,358
Commercial loans	253	296
Consumer and other loans	290	329
Outstanding balance	$3,708	$3,983
Carrying amount, net of fair value adjustment of $680 at September 30, 2019 and $810 at December 31, 2018	$3,028	$3,173

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three months and nine months ended September 30, 2019:

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$183	$265
Additions	-	-
Accretion	(48)	(130)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$135	$135

During the three months ended September 30, 2019, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 7: Goodwill and Other Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three and nine months ended September 30, 2019.

Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition. As of September 30, 2019, $2.6 million of core deposit intangible amounts are still to be amortized.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(897)	(539)
Core deposit intangible, net	2,623	2,981
Remaining balance	$4,058	$4,416

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2019 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2019	$119
	2020	477
	2021	477
	2022	477
	2023	477
	Therafter	596
	Total	$2,623

Note 8: Leases

As discussed in Note 11, on January 1, 2019, the Company adopted ASU 2016-02, “Leases”. The Company recorded initial balances during the quarter ending March 31, 2019 for operating Right of Use (“ROU”) assets of $9,473,587 and corresponding operating ROU liabilities of $9,490,385. Additionally, the Company recorded initial balances for financing ROU assets and liabilities of $453,485. As of September 30, 2019, operating lease liability balances are $9,236,695 and financing lease liability amounts are $399,046. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$82,084	$-	$27,226	$-
Interest on lease liabilities	6,010	-	2,138	-
Operating lease cost	810,124	674,137	270,042	277,037
Sublease income	(32,900)	-	(10,300)	-

Total lease costs	$865,318	$674,137	$289,106	$277,037

Additional lease information:
Operating cash flows from financing leases		$-
Operating cash flows from operating leases		41,845
Financing cash flows from financing leases		-
Weighted-average remaining lease term - financing leases (in years)		3.7
Weighted-average remaining lease term - operating leases (in years)		15.4
Weighted-average discount rate - financing leases		2.05%
Weighted-average discount rate - operating leases		5.50%

The following table sets forth, as of September 30, 2019, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2019	$30	$263	$293
	2020	117	862	979
	2021	118	838	956
	2022	112	827	939
	2023	38	834	872
	Thereafter	-	9,923	9,923
Total undiscounted future minimum lease cash payments		$415	$13,547	$13,962
	Present value discount	(16)	(4,310)	(4,326)
	Lease liability	$399	$9,237	$9,636

Future minimum lease cash payments under non-cancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

December 31, 2018
(In Thousands)
2019	$1,032
2020	993
2021	964
2022	962
2023	956
Thereafter	3,573
$8,480

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2018 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2019:

Stock Options	Number of shares
	Incentive Stock Option	Non- Incentive Stock Option	Weighted Average Exercise Price

Balance outstanding as of January 1, 2019	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(9,000)	(5,000)	5.16
Forfeited	-	-	-
Balance outstanding as of September 30, 2019	3,500	-	$5.08
Options exercisable as of September 30, 2019	3,500	-	$5.08

The total intrinsic value of stock options exercised for the nine months ended September 30, 2019 and 2018 was $243,769 and $267,366, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $67,270 and $452,100 at September 30, 2019 and 2018, respectively.

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2019	32,349	$18.93
Granted	15,434	23.85
Vested	(20,771)	17.67
Forfeited	(1,649)	22.27
Balance of shares non-vested as of September 30, 2019	25,363	$22.74

In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.85 per share. The total amount of expense for restricted stock grants to directors (including all grants in previous years) during the nine months ended September 30, 2019 and 2018 was $97,241 and $103,926, respectively.

For the nine months ended September 30, 2019 and 2018, the Company granted 9,932 and 6,986 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all grants in previous years) during the nine months ended September 30, 2019 and 2018 was $151,437 and $135,810, respectively.

Performance Stock Units	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2019	47,322	$20.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of September 30, 2019	47,322	$20.48

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the nine months ended September 30, 2019 and 2018 was $290,568 and $253,513, respectively.

Total stock-based compensation expense recognized for the nine months ended September 30, 2019 and 2018 was $535,731 and $493,249, respectively. As of September 30, 2019, there was $407,314 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended September 30, 2019			For nine months ended September 30, 2019
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$2,550,542	4,396,241	$0.58	$7,099,405	4,429,066	$1.60
Effect of Dilutive Securities		58,091			56,532
Diluted Income Per Common Share	$2,550,542	4,454,332	$0.57	$7,099,405	4,485,598	$1.58

	For three months ended September 30, 2018			For nine months ended September 30, 2018
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$3,934,242	4,418,196	$0.89	$4,947,003	4,406,830	$1.12
Effect of Dilutive Securities		72,389			72,058
Diluted Income Per Common Share	$3,934,242	4,490,585	$0.88	$4,947,003	4,478,888	$1.10

Note 11: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FASB has issued updated guidance in ASU 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU 2019-01 “Leases (Topic 842) Codification Improvements” which provides additional transition options including allowing entities to not apply the lease standard to the comparative periods presented in their financial statements in the year of adoption. ASC Topic 842 provided a package of practical expedients in applying the lease standard to be chosen at the date of adoption. The Company chose to elect the package of practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We have also chosen not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We will account for lease and non-lease components separately because such amounts are readily determinable under lease contracts. Additionally, we have chosen to elect the use of hindsight, when applicable, in determining the lease term, in assessing the likelihood that a lessee purchase option will be exercised; and in assessing the impairment of ROU assets. The Company determined that it has both operating and finance leases under Topic 842. For operating and finance leases, lease liabilities are initially measured at commencement date based on the present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating and finance leases, ROU assets are measured at the commencement date as the amount of initial liability, adjusted for lease payments made to the lessor at or before commencement date, minus incentives; and for any initial direct costs incurred by the lessee. Based on the transition method that the Company has chosen to follow, the initial application date of the standard for all existing leases was January 1, 2019. The lease term used for the initial operating ROU asset and lease liability includes the initial lease term in addition to any renewal options the Company thinks it is reasonably certain to exercise. ASC Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, the Company should use its incremental borrowing rate in effect at the time of lease commencement date. For operating leases with a term of less than 60 months, the Company utilized a 5-year LIBOR rate of approximately 3%. For operating leases with a term of greater than 60 months, the Company utilized a method of analogizing a current variable rate product to a fixed rate product based on LIBOR curve which results in a discount rate of approximately 6%. The discount rate used for finance leases is 2.05% which is the rate specified in the lease agreements at the present value rate. During the first quarter of 2019, the implementation of this standard resulted in the recording of $10.1 million of ROU assets and lease liabilities on the Company’s balance sheet with no significant impact to the income statement as a result of this standard. Additionally, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. See Note 8 of the Condensed Consolidated Financial Statements for additional information and balances as of September 30, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Improvement updates to the proposed standard have been issued in November 2018 (Update 2018-19), April 2019 (Update 2019-04) and May 2019 (Update 2019-05) that provided additional guidance on this Topic. During the third quarter of 2019, the implementation for this standard was delayed for institutions deemed as “smaller reporting companies” based on criteria that measured the size of public float and revenue tests until 2023. Implementation for those exceeding the revenue and public float thresholds will still be required to adopt this standard for filings occurring after December 15, 2019. Currently, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company formed a committee in 2018 to assess our data, evaluate the impacts of adopting ASU 2016-13 and to select a third-party vendor to assist in generating loan level cash flows and disclosures. Work by the committee will continue despite the delayed implementation to monitor the status of this standard and to refine assumptions and systems to properly integrate requirements once the standard applies to our Company. The financial impact of adopting this standard is still being evaluated.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted on testing dates after January 1, 2017.  The Company continues to evaluate the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation process for Level 3 measurements. This ASU modifies disclosures relating to investments in certain entities that calculate net asset value. Additional disclosures require by the ASU include: 1) change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) range and weighted average of significant observable inputs used to develop Level 3 measurements. The prospective method of transition is required for the new disclosure requirements. The other amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years or January 1, 2020 for the Company. Early adoption is permitted. The Company continues to evaluate the impact of the new standard on our consolidated financial statements, but at this time do not believe the standard will have a significant impact on the financial statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2019, the Company reported a $1,255,540 unrealized loss, net of a $429,749 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into an interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2019, the Company reported a $549,889 unrealized loss, net of a $188,217 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of September 30, 2019, based on current fair values, the Company pledged cash collateral of $2.5 million to its counterparty for the swaps. As of December 31, 2018, based on current fair values, the counterparty had pledged cash collateral of $1.5 million to the Company.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at September 30, 2019 and December 31, 2018:

			September 30, 2019		December 31, 2018

			Fair Value		Fair Value
	Balance Sheet	Notional	Derivative	Derivative	Derivative	Derivative
Derivatives designated as	Classification	Amount	Assets	Liablities	Assets	Liablities
hedging instruments:

Interest rate swap - FHLB Advances	Other liabilites	$50,000,000	$-	$1,685,289	$1,271,538	$-
Interest rate swap - Subordinated Debentures	Other liabilites	$10,310,000	$-	$738,106	$-	$-

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

		Nine Months Ended		Three Months Ended
	Income Statement	September, 30		September, 30
Derivatives designated as	Classification	2019	2018	2019	2018
hedging instruments:

Interest rate swap - FHLB Advances	Interest Expense	$(162,517)	$(17,261)	$(33,424)	$(9,423)
Interest rate swap - Subordinated Debentures	Interest Expense	$8,569	$-	$7,268	$-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements are classified at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

9/30/2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$1,491	$-	$1,491
Municipals	-	30,955	-	30,955
Corporates	-	13,639	-	13,639
Mortgage-backed securities - private label	-	10,973	-	10,973
Government sponsored mortgage-backed securities and SBA loan pools	-	49,296	-	49,296
Available-for-sale securities	$-	$106,354	$-	$106,354

Financial liabilities:

Interest rate swaps	$-	$2,423	$-	$2,423

12/31/2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,770	$-	$33,770
Corporates	-	3,019	-	3,019
Government sponsored mortgage-backed securities and SBA loan pools	-	49,477	-	49,477
Available-for-sale securities	$-	$86,266	$-	$86,266

Interest rate swaps	$-	$1,272	$-	$1,272

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements are classified at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2019	$-	$-	$1,005	$1,005

December 31, 2018	$-	$-	$10,428	$10,428

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2019	$-	$-	$72	$72

December 31, 2018	$-	$-	$909	$909

There were no transfers between valuation levels for any asset during the three months ended September 30, 2019 or 2018. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$1,005	Market Comparable	Discount to reflect realizable value	0%	-	59%	(23%)

Foreclosed assets held for sale	$72	Market Comparable	Discount to reflect realizable value	58%	-	66%	(62%)

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

	September 30, 2019				December 31, 2018
	Carrying Amount	Fair Value	Hierarchy Level		Carrying Amount	Fair Value	Hierarchy Level
Financial assets:				Financial assets:
Cash and cash equivalents	$86,421,380	$86,421,380	1	Cash and cash equivalents	$34,121,642	$34,121,642	1
Interest-bearing time deposits at other financial institutions	250,000	250,265	2	Interest-bearing time deposits at other financial institutions	250,000	250,116	2
Federal Home Loan Bank stock	3,157,500	3,157,500	2	Federal Home Loan Bank stock	5,387,200	5,387,200	2
Mortgage loans held for sale	944,969	944,969	2	Mortgage loans held for sale	1,516,849	1,516,849	2
Loans, net	744,022,856	752,524,071	3	Loans, net	778,298,606	783,910,789	3
Interest receivable	3,475,749	3,475,749	2	Interest receivable	3,390,944	3,390,944	2

Financial liabilities:				Financial liabilities:
Deposits	839,988,502	840,446,988	2	Deposits	749,618,822	747,903,071	2
Federal Home Loan Bank advances	50,000,000	50,011,559	2	Federal Home Loan Bank advances	105,300,000	105,325,386	2
Subordinated debentures	15,465,000	15,465,000	3	Subordinated debentures	21,760,829	21,760,829	3
Note payable to Bank	11,200,000	11,200,000	3	Note payable to Bank	5,000,000	5,000,000	3
Interest payable	832,494	832,494	2	Interest payable	821,811	821,811	2

Unrecognized financial instruments (net of contractual value):				Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-	Unused lines of credit	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2019, and the results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Financial Condition

The Company’s total assets increased $51,191,629 (5%) from $965,137,870 as of December 31, 2018, to $1,016,329,499 as of September 30, 2019.

Available-for-sale securities increased $20,087,505 (23%) from $86,266,197 as of December 31, 2018, to $106,353,702 as of September 30, 2019. The Company had purchases of $56,910,103 and an increase in unrealized gains of $3,361,805 offset by sales and principal payments of $39,983,229 when compared to December 31, 2018.

Net loans receivable decreased by $34,275,750 (4%) from $778,298,606 as of December 31, 2018 to $744,022,856  as of September 30, 2019. Year-to-date, multi-family loans increased $3,080,524  (3%), commercial loans decreased $10,631,071 (9%), one-to-four family mortgage loans decreased $10,720,679 (8%) and commercial real estate loans decreased $14,650,370 (5%). Overall, loan balances have decreased due to larger than anticipated loan pay-downs and payoffs. The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories, however, during the quarter loan principal paydowns and significant unexpected payoffs outpaced loan originations.

Allowance for loan losses decreased $438,258 (5%) from $7,995,569 as of December 31, 2018 to $7,557,311 as of September 30, 2019. In addition to the provision for loan losses of $200,000 recorded by the Company for the nine months ended September 30, 2019, charge-offs of specific loans (classified as nonperforming at December 31, 2018) exceeded loan recoveries by $639,486. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2019 and December 31, 2018 was 1.00% and 1.02%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2019 and December 31, 2018 was 67.1% and 61.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

In accordance with GAAP for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of approximately $1.3 million at September 30, 2019.

Prepaid expenses and other assets increased $2,793,656 (45%) from $6,261,159 as of December 31, 2018 to $9,054,815 as of September 30, 2019. This increase is primarily due an increase of $2,350,906 in partnership interests purchased by the Company for the purpose of gaining low income housing tax credits.

Operating lease right-of-use assets (ROU) of $9,194,850 were recorded during 2019 compared to no amounts recorded as of December 31, 2018. These amounts were recognized due to the Company’s implementation of new lease accounting standards for operating leases further described in Note 8 and Note 11 of the Condensed Consolidated Financial Statements. The recorded assets and liabilities will be amortized over the life of the lease term.

Bank-owned life insurance (BOLI) increased $4,345,651 (22%) from $20,198,074 as of December 31, 2018 to $24,543,725 as of September 30, 2019 primarily due to $4,000,000 in new or additional policies purchased on certain key members of management during the third quarter of 2019.

Deposits increased $90,369,680 (12%) from $749,618,822 as of December 31, 2018, to $839,988,502 as of September 30, 2019. For the nine months ended September 30, 2019, checking and savings accounts increased by $104,780,937 offset by reductions in certificates of deposit amounts of $14,380,120. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $55,300,000 (53%) from $105,300,000 as of December 31, 2018 to $50,000,000 as of September 30, 2019 due to principal reductions from excess funds generated from core deposit growth noted above.

Subordinated debenture balances decreased $6,295,829 (29%) from $21,760,829 as of December 31, 2018 to $15,465,000 as of September 30, 2019 due to redemption of the Hometown Bancshares Capital Trust I debentures during the third quarter of 2019. These debentures became obligations of the Company pursuant to its acquisition of Hometown Bancshares, Inc in 2018. Funds utilized to redeem the debentures were obtained from increasing a note payable with another financial institution by $6,200,000 (124%) from $5,000,000 at December 31, 2018 to $11,200,000 as of September 30, 2019.

Accrued expenses and other liabilities increased $2,966,394 (159%) from $1,868,008 as of December 31, 2018 to $4,834,402 as of September 30, 2019. The majority of this amount is due to mark-to-market adjustments on interest rate swaps, net of tax, reversing gains during the year by $2,752,725 as interest rates have fallen during the majority of 2019 running counter to our hedged position.

Stockholders’ equity (including net unrealized gains and losses on available-for-sale securities and interest rate swaps) increased $3,246,558 from $80,478,592 as of December 31, 2018, to $83,725,150 as of September 30, 2019. The Company’s net income during this period exceeded dividends paid or declared by $5,355,315. Starting in the second quarter of 2019, the Company began repurchasing shares of its common stock under an existing repurchase plan. During the third quarter of 2019, the Company repurchased 90,268 shares of common stock at an average price of $23.85. Additional information on the repurchases during the third quarter can be found below in Part II, Item 2. For the entirity of 2019, the Company has repurchased 103,876 shares of common stock at an average price of $23.73. On a per common share basis, stockholders’ equity increased from $18.18 as of December 31, 2018 to $19.22 as of September 30, 2019.

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

	Three months ended 9/30/2019			Three months ended 9/30/2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$759,961	$10,430	5.45%	$787,638	$12,774	6.43%
Investment securities	100,142	735	2.91%	87,182	524	2.38%
Other assets	71,773	417	2.31%	18,257	80	1.74%
Total interest-earning	931,876	11,582	4.93%	893,077	13,378	5.94%
Noninterest-earning	69,711			59,509
	$1,001,587			$952,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$40,310	30	0.30%	$42,412	29	0.27%
Transaction accounts	451,237	1,624	1.43%	405,230	1,175	1.15%
Certificates of deposit	227,996	1,226	2.13%	208,534	622	1.18%
FHLB advances	50,225	283	2.24%	88,750	482	2.15%
Other borrowed funds	9,089	111	4.85%	5,000	59	4.68%
Subordinated debentures	17,979	185	4.08%	21,797	282	5.13%
Total interest-bearing	796,836	3,459	1.72%	771,723	2,649	1.36%
Noninterest-bearing	121,039			103,817
Total liabilities	917,875			875,540
Stockholders’ equity	83,712			77,046
	$1,001,587			$952,586
Net earning balance	$135,040			$121,354
Earning yield less costing rate			3.21%			4.58%
Net interest income, and net yield spread on interest earning assets		$8,123	3.46%		$10,729	4.77%
Ratio of interest-earning assets to interest-bearing liabilities		117%			116%

	Nine months ended 9/30/2019			Nine months ended 9/30/2018
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$769,420	$31,128	5.41%	$759,354	$29,971	5.28%
Investment securities	95,578	2,014	2.82%	86,457	1,466	2.27%
Other assets	47,004	836	2.38%	19,358	276	1.91%
Total interest-earning	912,002	33,978	4.99%	865,169	31,713	4.90%
Noninterest-earning	65,362			58,903
	$977,364			$924,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$40,270	92	0.31%	$40,325	76	0.25%
Transaction accounts	426,841	4,651	1.46%	407,895	3,231	1.06%
Certificates of deposit	233,878	3,543	2.03%	198,879	1,661	1.12%
FHLB advances	53,998	928	2.30%	77,436	1,221	2.11%
Other borrowed funds	6,378	243	5.09%	3,671	63	2.29%
Subordinated debentures	20,474	773	5.05%	20,705	729	4.71%
Total interest-bearing	781,839	10,230	1.75%	748,911	6,981	1.25%
Noninterest-bearing	112,282			97,388
Total liabilities	894,121			846,299
Stockholders’ equity	83,243			77,773
	$977,364			$924,072
Net earning balance	$130,163			$116,258
Earning yield less costing rate			3.24%			3.65%
Net interest income, and net yield spread on interest earning assets		$23,748	3.48%		$24,732	3.82%
Ratio of interest-earning assets to interest-bearing liabilities		117%			116%

Results of Operations - Comparison of Three and Nine Month Periods Ended September 30, 2019 and 2018

Net income for the three and nine months ended September 30, 2019 was $2,550,542 and $7,099,405, respectively, compared to $3,934,242 and $4,947,003 for the three and nine months ended September 30, 2018, respectively, which represents a decrease in earnings of $1,383,700 (35%) for the three month period and an increase of $2,152,402 (44%) for the nine month period, respectively. Third quarter comparisons should note that one-time loan accretion income of $2,651,000 due to acquired loans unexpectedly paying off in 2018 was not present in 2019 third quarter income. For year-to-date comparisons, earnings have been positively impacted by higher interest earning balances and the absence of one-time merger costs incurred in 2018 due to the Hometown acquisition.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2019 decreased $2,606,863 (24%) and $985,309 (4%), respectively, when compared to the same periods in 2018. For the three and nine month periods ended September 30, 2019, the average balance of net interest earning assets increased by approximately $13,686,000 and $13,905,000, respectively, more than the average balance of interest-bearing liabilities increased during the same periods in 2018. For the three and nine month periods ended September 30, 2019, the net interest margin decreased 131 basis points to 3.46% and decreased 34 basis points to 3.48%, respectively, when compared to the same periods in 2018.

Interest Income

Total interest income for the three and nine months ended September 30, 2019 decreased $1,796,254 (13%) and increased $2,264,248 (7%), respectively, when compared to the same periods in 2018. For the three and nine month periods ended September 30, 2019 compared to the same periods in 2018, the average yield on interest earning assets decreased 101 basis points to 4.93% and increased nine basis points to 4.99%. The decrease compared to the prior year quarter is primarily due to $2,651,000 in loan accretion being recognized on loans acquired from Hometown in 2018 compared to $315,000 in the same period of 2019. Average balances of interest earning assets increased approximately $38,799,000 for the three-month period and approximately $46,833,000 for the nine-month period, respectively. The increase in each period is primarily due to cash and investment balances being funded by increased core deposit base growth and higher yields in each asset class compared to the same periods in 2018. For the three-month periods, the yield on loans decreased 98 basis points to 5.45% mostly due to the absence of the beforementioned loan accretion income in 2019 versus 2018.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2019 increased $810,609 (31%) and $3,249,557 (47%), respectively, when compared to the three and nine months ended September 30, 2018. For the three and nine month periods ended September 30, 2019 compared to the same periods in 2018, the average cost of interest bearing liabilities increased 36 basis points to 1.72% and increased 50 basis points to 1.75%, while the average balance of interest bearing liabilities increased approximately $25,113,000 for the three month period and approximately $32,928,000 for the nine month period. The increases are primarily due to the planned growth in core deposits and higher offering rates on nearly all deposit products as many institutions in our market areas are facing liquidity challenges which has significantly increased competition for deposits. Partially offsetting the increases noted above is reduced interest expense on FHLB borrowings due to a reduction in balances carried throughout 2019. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan loss expense of $100,000 for the three-month period and $200,000 for the nine-month period ended September 30, 2019, respectively, compared to $200,000 and $925,000 for the same periods in 2018. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $1.3 million at September 30, 2019.

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

Non-Interest Income

Non-interest income increased $475,372 (33%) and $700,194 (15%) for the three and nine months ended September 30, 2019 when compared to the same time periods ended September 30, 2018. For the periods, the Company increased income recognized from the sale of mortgage loans of $127,525 (21%) and $118,970 (7%), increased income from sales of Small Business Administration (“SBA”) loans of $37,432 (14%) and $138,767 (21%), reduced losses on the sale of foreclosed assets of $325,163 (71%) and $225,217 (67%), realized gains on the sale of investment securities increased by $32,378 (3,659%) and 87,846 (1,086%) and debit card and interchange related income increased by $5,424 (2%) and $175,102 (22%) when compared to the same three and nine month periods in 2018. Offsetting the increases, were decreased service charge revenue of $33,433 (7%) and $81,840 (6%), respectively, when compared to the same three and nine month periods in 2018.

Non-Interest Expense

Non-interest expenses increased $287,607 (4%) and decreased $1,740,843 (8%) for the three and nine months ended September 30, 2019 when compared to the same periods in 2018. One-time merger costs of $150,877 and $3,570,927 were incurred during the three and nine months ended September 30, 2018, which is the primary reason for the increased expenses for the periods in 2018. Additionally, many of the year-to-date comparisons noted below show significant variances due to the merger occurring on April 2, 2018. Thus, 2019 has nine months of recurring expenses whereas 2018 only has six months of such expenses. Significant categories of non-interest expense are as follows:

Salaries and employee benefits increased $256,820 (7%) and $893,845 (8%) when compared to the same three and nine month periods in 2018, which is primarily due to a greater number of personnel following the Hometown acquisition coupled with increased staffing to fill open positions.

Occupancy expenses increased $36,540 (3%) and $468,643 (16%), respectively, when compared to the prior year periods. This is primarily due to the expenses related to additional leasehold improvement expenses and facility upgrades incurred after the Hometown acquisition.

Professional fees increased $102,502 (59%) and $236,769 (49%) when compared to the same three and nine month periods in 2018 primarily in connection with additional services provided due the redemption of a trust preferred issuance, new financial reporting standard implementation and increased attestation work due to the Company recently exceeding thresholds to qualify as an “accelerated filer” with the U.S. Securities and Exchange Commission.

Provision for Income Taxes

The provision for income taxes decreased by $935,398 (67%) and increased $28,326 (2%) for the three and nine months ended September 30, 2019 when compared to the same periods of 2018. The decrease in the provision for income taxes for the quarter is primarily due to the increased income in the prior year quarter due to loan accretion income causing an increase in taxable income.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2019 and December 31, 2018 was 67.1% and 61.1%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2019, were $20,090,000 or 1.98% of total assets as compared to $24,714,000 or 2.56% of total assets at December 31, 2018. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2019	12/31/2018	12/31/2017
Nonperforming loans	$9,780	$13,082	$9,961
Real estate acquired in settlement of loans	1,491	1,127	283
Total nonperforming assets	$11,271	$14,209	$10,244

Total nonperforming assets as a percentage of total assets	1.11%	1.47%	1.29%
Allowance for loan losses	$7,557	$7,996	$7,107
Allowance for loan losses as a percentage of gross loans	1.00%	1.02%	1.12%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $86,421,380 as of September 30, 2019 and $34,121,642 as of December 31, 2018, representing an increase of $52,299,738. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

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

The Bank is classified as “well capitalized” under current regulatory guidelines. As of September 30, 2019, the Bank’s common equity Tier 1 ratio was 12.09%, the Bank’s Tier 1 leverage ratio was 10.16%, its Tier 1 risk-based capital ratio was 12.09% and the Bank’s total risk-based capital ratio was 12.99% - all exceeding the minimums of 7.0%, 6.0%, 8.5% and 10.5%, respectively, as of September 30, 2019.

On October 29, 2019, federal banking regulators issued a final ruling that simplifies the capital requirements for community banks which greatly reduces the regulatory burden on financial institutions with less than $10 billion in total consolidated assets, leverage ratios greater than nine percent and limited off-balance sheet trading assets, liabilities and other off-balance sheet exposures. The combined agencies of the Federal Reserve System, Federal Deposit Insurance Corporation (FDIC) and the Comptroller of the Currency, approved the community bank leverage framework (CBLR) to simplify and clarify a number of complex aspects of current regulatory capital rules. The capital rule provisions may be adopted by institutions meeting the framework criteria during the first quarter of 2020.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2019 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$124,970	$20,573	20%	12.60%	2.24%
+100	116,499	12,102	12%	11.65%	1.28%
NC	104,397	-	0%	10.36%	0.00%
-100	85,041	(19,356)	-19%	8.41%	-1.96%
-200	79,597	(24,800)	-24%	7.85%	-2.51%

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2019, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. There are no other repurchase plans in effect at this time. The Company repurchased 90,268 shares at an average price of $23.85 during the quarter ended September 30, 2019. As of September 30, 2019, the repurchase plan has 48,672 shares remaining.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	28,878	23.62	28,878	110,062
August 1, 2019 - August 31, 2019	36,733	23.82	36,733	73,329
September 1, 2019 - September 30, 2019	24,657	24.12	24,657	48,672

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

11.	Statement re: computation of per share earnings (set forth in “Note 10: Income Per Common Share” of the Notes to Condensed Consolidated Financial Statement (unaudited))
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32	Officer certifications pursuant to 18 U.S.C. Section 1350
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.*

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 8, 2019
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	November 8, 2019
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)