Form 10-K
period 2019-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2020-03-13
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
OR
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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2019 (the last business day of the registrant’s most recently completed fiscal second quarter) was $72.3 million. As of March 1, 2020, there were 4,337,462 shares of the registrant's Common Stock, par value of $0.10 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019 are incorporated by reference into Part III hereof.

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS
Item		Page
	PART I

1	Business	3

1A	Risk Factors	29

1B	Unresolved Staff Comments	41

2	Properties	41

3	Legal Proceedings	41

4	Mine Safety Disclosures	41
	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42

6	Selected Financial Data	45

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	46

7A	Quantitative and Qualitative Disclosures About Market Risk	60

8	Financial Statements and Supplementary Data	62

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116

9A	Controls and Procedures	116

9B	Other Information	118
	PART III

10	Directors, Executive Officers and Corporate Governance	119

11	Executive Compensation	119

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119

13	Certain Relationships and Related Transactions, and Director Independence	120

14	Principal Accounting Fees and Services	120
	PART IV

15	Exhibits and Financial Statement Schedules	121

16	Form 10-K Summary	124

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

At December 31, 2019, the Company’s consolidated assets were $1.012 billion, net loans were $720.7 million, deposits were $821.4 million and total stockholders’ equity was $84.6 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

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

Market Area

The Bank's primary market areas are Greene, Christian, Jasper, and Newton Counties, which are in the southwestern corner of Missouri and includes the cities of Springfield, Nixa, Ozark, Joplin, Carthage and Neosho, Missouri (our “Market Area”). The major components of the Market Area’s economy are service industries, education, retail, light manufacturing and health care. There is a significant regional health care presence with three large regional hospitals. There also are four accredited colleges and two major universities. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music and entertainment. Branson is located 30 miles south of Springfield and attracts between six and seven million tourists each year, many of whom pass through Springfield. The Bank also has one Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for over 80% of our loan portfolio by value as of December 31, 2019. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family	$121,611	17%	$133,928	17%	$108,223	17%	$108,594	20%	$100,160	20%
Multi-family	87,448	13%	90,548	12%	85,225	13%	48,483	9%	41,604	8%
Construction	77,309	10%	88,554	11%	64,744	10%	40,912	7%	45,463	9%
Commercial real estate	300,619	41%	322,921	41%	261,866	41%	249,581	46%	208,824	42%
Total mortgage loans	586,987	81%	635,951	81%	520,058	81%	447,570	82%	396,051	79%
Commercial business loans	114,048	15%	119,369	15%	94,523	15%	75,405	14%	81,007	16%
Consumer loans	30,666	4%	33,091	4%	24,716	4%	23,606	4%	21,992	4%
Total consumer and other loans	144,714	19%	152,460	19%	119,239	19%	99,011	18%	102,999	21%
Total loans	731,701	100%	788,411	100%	639,297	100%	546,581	100%	499,050	100%
Less:
Deferred loan fees/costs, net	574		600		663		382		333
Allowance for loan losses	7,608		7,996		7,107		5,742		5,812
Total Loans, net	$723,519		$779,815		$631,527		$540,457		$492,905

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2019. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

12/31/2019
Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$13,644	$57,629	$50,338	$121,611
Multi-family	8,162	78,214	1,072	87,448
Construction	40,775	36,008	526	77,309
Commercial real estate	9,539	182,144	108,936	300,619
Commercial loans	34,911	48,334	30,803	114,048
Consumer loans	7,671	8,196	14,799	30,666
Total loans (1)	$114,702	$410,525	$206,474	$731,701
Less:
Deferred loan fees/costs				574
Allowance for loan losses				7,608
Loans receivable net				$723,519

(1) Includes mortgage loans held for sale of $2,787

The following table sets forth the dollar amount of all loans due after December 2020, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, which have pre-determined interest rates and those which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$62,828	$45,139	$107,967	42%
Multi-family	60,843	18,442	79,285	23%
Construction	11,889	24,645	36,534	67%
Commercial real estate	143,222	147,858	291,080	51%
Commercial loans	43,268	35,870	79,138	45%
Consumer loans	5,560	17,435	22,995	76%
Total loans (1)	$327,610	$289,389	$616,999	47%

(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2019, the Bank had commercial real estate loans totaling $300.6 million or 41% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Journal Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Journal Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $29.0 million as of December 31, 2019, as its maximum commercial real estate loan amount.

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

As of December 31, 2019, the Bank’s commercial real estate loan portfolio included approximately $17.4 million, or 2.4% of the Bank’s total loan portfolio in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2019, the Bank had commercial business loans totaling $114.0 million or 15% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves.

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

As of December 31, 2019, $121.6 million or 17% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years which are currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2019, $87.4 million or 13% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $29.0 million as of December 31, 2019, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2019, construction loans totaled $77.3 million or 10% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, boats and home equity loans. As of December 31, 2019, the Bank has such loans totaling $30.7 million or 4% of the Bank’s total loan portfolio. The Bank expects to continue to expand its consumer lending as opportunities present themselves.

Director and Insider Loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2019, the Bank had four loans 90 days or more past due with an aggregate principal balance of $184,535 and 20 loans between 30 and 89 days past due with an aggregate principal balance of $1,171,118. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$2,398	$4,136	$4,423	$2,060	$2,272
Multi-family	-	-	-	-	-
Construction	3,738	4,088	4,452	5,447	8,080
Commercial real estate	2,941	3,593	162	162	1,241
	9,077	11,817	9,037	7,669	11,593
Non-mortgage loans:
Commercial loans	856	1,263	803	925	2,149
Consumer and other loans	70	2	122	38	13
	926	1,265	925	963	2,162
Total non-accrual loans	10,003	13,082	9,962	8,632	13,755
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$10,003	$13,082	$9,962	$8,632	$13,755
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.38%	1.68%	1.58%	1.60%	2.79%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.99%	1.36%	1.24%	1.25%	2.11%

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

Non-Performing Assets	As of
	December 31,
	2019	2018	2017	2016	2015
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$2,398	$4,136	$4,423	$2,060	$2,272
Multi-family	-	-	-	-	-
Construction	3,738	4,088	4,452	5,447	8,080
Commercial real estate	2,941	3,593	162	162	1,241
	9,077	11,817	9,037	7,669	11,593
Non-mortgage loans:
Commercial loans	856	1,263	803	925	2,149
Consumer and other loans	70	2	122	38	13
	926	1,265	925	963	2,162
Total non-accrual loans	10,003	13,082	9,962	8,632	13,755
Real estate and other assets acquired in settlement of loans	992	1,127	283	2,682	2,392
Total non-performing assets	$10,995	$14,209	$10,245	$11,314	$16,147

Total non-accrual loans as a percentage of net loans	1.38%	1.68%	1.58%	1.60%	2.79%
Total non-performing assets as a percentage of total assets	1.09%	1.47%	1.28%	1.64%	2.47%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$398	$299	$95	$90	$573

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2019.

Classification of Assets
	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	3	$535	30	$2,667	-	$-	33	$3,202
Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	8	3,820	-	-	8	3,820
Commercial real estate	3	1,476	18	6,896	-	-	21	8,372
Commercial	5	8,793	24	4,655	-	-	29	13,448
Consumer and Other	-	-	4	1,000	-	-	4	1,000
Total loans	11	10,804	84	19,038	-	-	95	29,842
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	6	992	-	-	6	992
Total foreclosed assets	-	-	6	992	-	-	6	992
Total	11	$10,804	90	$20,030	-	$-	101	$30,834

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

As of December 31, 2019, the Bank's total allowance for loan losses was $7.6 million or 1.04% of gross loans outstanding (excluding mortgage loans held for sale), a decrease of $387,982 from December 31, 2018. The Bank experienced loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2019, the Bank recorded a provision for loan loss expense, as shown in the following table. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio or other circumstances warrant.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $960,451 at December 31, 2019.

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Beginning balance	$7,996	$7,107	$5,742	$5,812	$6,589
Gross loan charge offs
Mortgage Loans:
One to four family	(272)	(8)	(11)	(47)	(99)
Multi-family	-	-	-	-	-
Construction	-	-	-	(1,222)	(1,233)
Commercial real estate	(122)	(37)	(72)	(69)	-
	(394)	(45)	(83)	(1,338)	(1,332)
Non-mortgage loans:
Commercial loans	(381)	(110)	(240)	(171)	-
Consumer and other loans	(280)	(382)	(213)	(190)	(119)
	(661)	(492)	(453)	(361)	(119)
Total charge offs	(1,055)	(537)	(536)	(1,699)	(1,451)
Recoveries
Mortgage Loans:
One to four family	8	32	19	34	20
Multi-family	-	-	-	-	-
Construction	252	97	74	91	10
Commercial real estate	31	2	-	32	-
	291	131	93	157	30
Non-mortgage loans:
Commercial loans	125	17	12	8	4
Consumer and other loans	51	53	46	89	40
	176	70	58	97	44
Total recoveries	467	201	151	254	74
Net loan charge-offs	(588)	(336)	(385)	(1,445)	(1,377)
Provision charged to expense	200	1,225	1,750	1,375	600
Ending balance	$7,608	$7,996	$7,107	$5,742	$5,812

Net charge-offs as a percentage of average loans, net	0.08%	0.04%	0.06%	0.28%	0.27%
Allowance for loan losses as a percentage of average loans, net	1.00%	1.03%	1.17%	1.12%	1.16%
Allowance for loan losses as a percentage of total non-performing loans	76%	61%	71%	67%	42%

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Mortgage Loans	$5,762	76%	$6,337	79%	$4,577	64%	$4,126	72%	$3,770	65%
Non-Mortgage Loans	1,846	24%	1,659	21%	2,530	36%	1,616	28%	2,042	35%
Total	$7,608	100%	$7,996	100%	$7,107	100%	$5,742	100%	$5,812	100%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2019, the Company has investment securities with an amortized cost of $117.2 million and an estimated fair value of $118.2 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. As of December 31, 2019, all of the Company’s investment securities are considered as available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2019, the Company sold or had called $37.8 million in securities and recognized $89,564 of net gains.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
U.S. government agencies	$2,499,755	$-	$(11,962)	$2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$3,000,000	$18,927	$-	$3,018,927
Municipals	34,470,648	10,581	(710,709)	33,770,520
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	11,794	136	(80)	11,850
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2017
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
Corporates	$3,000,000	$65,000	$-	$3,065,000
Municipals	33,908,207	253,872	(263,621)	33,898,458
Government sponsored mortgage-backed securities and SBA loan pools	45,414,845	9,283	(908,913)	44,515,215
HELD-TO-MATURITY SECURITIES:
Government sponsored mortgage-backed securities	16,457	327	(55)	16,729
	$82,339,509	$328,482	$(1,172,589)	$81,495,402

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2019.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	385,947	2.76%	391,254
Due in five to ten years	18,704,471	3.74%	18,877,281
Due after ten years	34,429,565	2.90%	34,929,172
Mortgage-backed securities - private label not due on a single maturity date	13,788,728	3.12%	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	49,844,049	2.86%	50,236,236
	$117,152,760	3.07%	$118,245,314

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2019
Debt Securities:
U.S. government agencies	$-	$2,487,793	$-	$-	$2,487,793
Corporates	-	14,062,589	1,472,598	-	15,535,187
Municipals	391,254	2,326,899	33,456,574	-	36,174,727
Mortgage-backed securities - private label	-	-	-	13,811,371	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	50,236,236	50,236,236
	$391,254	$18,877,281	$34,929,172	$64,047,607	$118,245,314

Sources of Funds

General. The Company's primary sources of funds are retail and commercial deposits, FHLB borrowings, amortization and prepayments of loans and amortization, prepayments and maturities of investment securities. Secondary sources of funds are brokered deposits, internet deposits and federal funds lines of credit from correspondent banks.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank has concentrated on a diverse deposit mix, such that transaction accounts make up a greater percent of funding than in the past. The Bank offers various checking accounts, money markets, savings, fixed-term certificates of deposit and individual retirement accounts.

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2019			2018			2017
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

Transaction	0.93%	$487,622	59%	1.16%	$388,515	52%	0.57%	$326,522	53%
Savings	0.28%	39,204	5%	0.30%	39,664	5%	0.19%	30,848	5%
Non-interest bearing demand	0.00%	87,598	11%	0.00%	88,908	12%	0.00%	94,728	16%
Total		614,424	75%		517,087	69%		452,098	74%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	1.79%	91,295	11%	0.91%	139,255	19%	0.71%	92,349	15%
12-23 months	2.34%	113,335	14%	1.49%	53,954	7%	0.99%	39,930	7%
24-35 months	1.97%	1,008	0%	1.95%	34,246	4%	1.42%	12,472	2%
36-47 months	2.97%	1,292	0%	2.00%	4,172	1%	1.49%	6,420	1%
48-59 months	1.59%	45	0%	1.39%	843	0%	1.46%	3,753	1%
60-71 months	1.59%	8	0%	2.05%	58	0%	1.34%	339	0%
72-95 months	0.00%	-	0%	1.59%	4	0%	1.34%	3	0%
Total		206,983	25%		232,532	31%		155,266	26%
Total Deposits		$821,407	100%		$749,619	100%		$607,364	100%

Maturities of Certificates of Deposit of $100,000 or More
(Dollars in thousands)
As of December 31, 2019
Three months or less	$30,989
Over three through six months	12,277
Over six through twelve months	17,027
Over twelve months	63,472
Total	$123,765

Borrowings

The Company’s borrowings at December 31, 2019 consist of FHLB advances, a note payable and line of credit at another financial institution and issuances of junior subordinated debentures. Other borrowings available to the Company include borrowings from the Federal Reserve Bank and Securities Sold Under Agreements to Repurchase.

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

	As of December 31,
	2019	2018	2017
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$65,000	$105,300	$92,200
One to two years	-	-	2,100
Two to three years	-	-	-
Total	$65,000	$105,300	$94,300

Weighted average rate at end of period	1.83%	2.69%	1.97%

For the period:
Average outstanding balance	$53,358	$96,957	$93,942
Weighted average interest rate	2.42%	2.29%	1.78%

Maximum outstanding as of any month end	$71,100	$112,800	$116,700

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

On April 2, 2018 the Company acquired Carthage, Missouri-based Hometown Bancshares. Pursuant to a Second Supplemental Indenture dated April 2, 2018 by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002. This Trust was formed for the purposes of issuing $6.0 million of Trust Preferred Securities. Hometown issued 30-year junior subordinated deferrable interest debentures to the Trust in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bore interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 was a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.5%. The interest payments by the Company to the Trust were be used to pay the dividends payable by the Trust to the holders of the Trust Preferred Securities.

The Hometown Trust I Debentures had an original maturity date of November 7, 2032. However, the Company fully redeemed the debentures on July 5, 2019 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board.

The following table sets forth certain information as to the Company's subordinated debentures issued to the Trusts at the dates indicated.

	As of December 31,
	2019	2018	2017
	(Dollars in Thousands)

Subordinated debentures	$15,465	$21,761	$15,465

Weighted average interest rate of subordinated debentures	4.55%	4.72%	4.08%

Note Payable to Bank

During 2019, the Company increased an established note payable from $5.0 million to $11.2 million with another financial institution. The Bank has borrowed $11.2 million on this note as of December 31, 2019. The funds were used to provide additional capital for funding Bank asset growth and to redeem Hometown Bancshares subordinated debentures noted above. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points and matures on June 30, 2024.

Line of Credit to Bank

During 2019, the Company established a $3.0 million revolving line of credit with the same financial institution. No amounts were borrowed on this line as of December 31, 2019. The funds, if used, will be to provide additional capital for funding Bank asset growth or repurchasing outstanding common shares. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points and matures on June 28, 2021.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $57.3 million as of December 31, 2019. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2019 and 2018.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017

Common Dividend Payout Ratio	26%	30%	36%

Return on Average Assets	0.96%	0.77%	0.69%

Return on Average Equity	11.26%	9.35%	6.97%

Stockholders' Equity to Assets	8.36%	8.34%	9.43%

EPS Diluted	$2.11	$1.64	$1.16
Dividends on Common Shares	$0.54	$0.49	$0.42

Employees

As of December 31, 2019, the Bank had 213 full-time employees and 16 part-time employees. As of December 31, 2019, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

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

Supervision and Regulation

General

The Company and the Bank are subject to an extensive regulatory framework under federal and state law. Consequently, the Company’s growth and earnings performance may be affected by the requirements of federal and state statutes and by regulations and policies of various bank regulatory authorities, including the:

●	Board of Governors of the Federal Reserve System (“FRB”);

●	Missouri Division of Finance (“MDF”);

●	Federal Deposit Insurance Corporation (“FDIC”); and

●	Consumer Financial Protection Bureau (“CFPB”).

Additionally, the Company’s business may be impacted by assorted laws and rules, including:

●	anti-money laundering laws enforced by the U.S. Department of Treasury (Treasury);

●	taxation laws administered by the Internal Revenue Service (IRS) and state taxing authorities;

●	accounting rules developed by the Financial Accounting Standards Board (FASB); and

●	securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities.

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

The Basel III Rule distinguishes between banking organizations subject to the “advanced approaches” method of computing risk-based regulatory capital, which are those with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, and other banking organizations that successfully opt-in (“Advanced Banks”) and other banking organizations, such as the Company and the Bank, which operate under the “standardized approach” (“Standardized Banks”). The new rules became effective for the Company and the Bank on January 1, 2015, including certain requirements that were phased-in between January 2016 and January 2019.

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

In addition, the Basel III Rule requires that banking organizations maintain a “capital conservation buffer” comprised of CET1 in order to avoid restrictions on the ability to make capital distributions (including dividends and stock purchases) and pay discretionary bonuses to executive officers. The capital conservation buffer is equal to 2.5% of risk-weighted assets, in addition to the minimum CET1, Tier 1, and total capital ratios. The capital conservation buffer was phased-in beginning at 0.625% of risk-weighted assets on January 1, 2016, and increasing each subsequent year by an additional 0.625%, to reach the final level of 2.5% of risk-weighted assets on January 1, 2019. Accordingly, factoring in the capital conservation buffer, the minimum ratios noted above increase to 7% for CET1, 8.5% for Tier 1 capital, and 10.5% for total capital.

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

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020.

Nonetheless, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule.

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

The Bank met its minimum capital adequacy guidelines, and the Bank was categorized as “well-capitalized”, as of December 31, 2019. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2019, the Bank was in compliance with this requirement.

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

Transaction Account Reserve Requirements. The FRB requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, non-personal time deposits, and Eurocurrency liabilities. For 2019, the first $16.3 million of otherwise reservable balances are exempt from the reserve requirements; the reserve requirement is 3% for net transaction accounts between $16.3 million and $124.2 million; and the reserve requirement is 10% for net transaction accounts in excess of $124.2 million. These reserve requirements are subject to annual adjustment.

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

Tax Reform. In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment of the new tax law "H.R.1," originally known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation").  The enactment occurred on December 22, 2017.  The Tax Reform Legislation became effective January 1, 2018 and modifies the tax law in many ways.  The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%.  All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%.  As a result, income tax expense recorded in 2017 included a $1.0 million reduction to deferred tax assets. The impact of the Tax Reform Legislation on the Company’s 2017 financial results is not necessarily indicative of the results to be achieved in any future periods.

Information about our Executive Officers

Set forth below is information concerning the executive officers of the Company. Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 35 years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.    Mr. Burke served as Chairman of the Board of the Missouri Bankers Association in 2018/2019 and previously served as Chairman of the Legislative Affairs Committee and Chairman of the Audit Committee. In 2019 he was appointed to the Government Relations Council of the American Bankers Association and previously served on the Community Bankers Council from 2014 to 2017. In March 2016, he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council and served a three-year term ending in 2018. From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board and Big Brothers Big Sisters Board.

Carter Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 27 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri, as well as the Missouri Bankers Association.

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

Robin E. Robeson is Executive Vice President and Chief Operating Officer of the Bank. She joined the Bank in July 2012. Ms. Robeson has over 30 years of experience in the financial services industry and three years of executive management experience in the technology industry. She has a Bachelor of Art Degree in Communication from the University of Missouri and was awarded the Certified Trust & Financial Advisor (CTFA) professional designation from the Institute of Certified Bankers. She serves as a Board Member for CoxHealth and the Springfield Business and Development Corporation and is Chairman for the Springfield Area Chamber of Commerce. She previously served as board Vice Chairman for City Utilities of Springfield, as Past President of the Big Brothers/Big Sisters of the Ozarks and Rotary Club of Springfield boards and as a member of the Ozarks Transportation Organization board. She is a graduate of Leadership Springfield Class XIII, and has been recognized by the Springfield Business Journal as one of the “20 Most Influential Women in Business” and been named a “40 Under 40” honoree.

As of December 31, 2019, the age of these individuals was 56 for Mr. Burke, 50 for Mr. Peters, 56 for Ms. Biser and 53 for Ms. Robeson.

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

We have acquired, and in the future may continue to acquire, other financial institutions or parts of those institutions in the future. We may also consider and enter into new lines of business or offer new products or services.

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

●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
●	entry in to markets where we lack experience;
●	the introduction of new products and services into our business;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
●	closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of targets; and
●	the risk of loss of key employees and customers.

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

Real estate lending comprises a significant portion of our lending business. Real estate loans were $587.0 million, or approximately 80% of our total loan/lease portfolio, as of December 31, 2019. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

Although management believes that the allowance for loan/lease losses as of December 31, 2019 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that is scheduled to be effective for us on January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

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

Our operations are concentrated in one subsidiary bank. An event or a series of events having a material adverse impact on the financial condition and results of operations of the Bank would have a material adverse impact on our financial condition and results of operation and, accordingly, on your investment in us.

As a holding company with only one subsidiary bank, our investment risk is concentrated in just one primary operating asset in a relatively small geographic location. A substantial portion of our cash flow comes from dividends paid directly to us by the Bank. If and to the extent the Bank is not successful or an event were to occur that prevents it or hinders it from operating effectively, our financial condition and results of operations could be materially and adversely impacted. Larger bank holding companies with more subsidiary banks or bank facilities and which are more geographically dispersed are not as susceptible to the concentrated risks we are if one of their subsidiary banks or facilities was not able to operate effectively.

A failure in or breach of our information security controls, or those of our third-party service providers, including as a result of cyber-attacks, could result in unintentional disclosure or misuse of confidential or proprietary information, adversely impact our financial condition and cause reputational harm.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party vendors, such as our online banking, mobile banking and accounting systems. Our operations are heavily dependent on the secure maintenance and transmission of confidential information, as well as the execution of transactions over these networks and systems.

As a bank, we are susceptible to electronic fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers. In addition, our customers may use personal mobile or computing devices to access our products or services that are outside of our network environment and are subject to their own cybersecurity risks. If one or more of these events occurs, it may result in financial losses or increased costs to us or our customers, inadvertent and unintentional disclosure or misuse of our information or our customer information, misappropriation of assets, litigation or damage to our reputation. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities.

The risk of such incidents within the financial services industry has increased significantly in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, and the increased sophistication and activities of attackers, such as hackers. In recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity.

Fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks and malware or other cyber-attacks. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers’ confidential information, including our employees and our third-party vendors.

Although we have implemented security measures that are designed to prevent security breaches and endeavor to modify them as circumstances warrant, there is no assurance that all of our security measures will be effective, especially as cyber-attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Failure to mitigate breaches of security could result in violations of applicable privacy laws, regulatory fines, litigation exposure, and increased security compliance costs, all of which could damage our reputation and result in the loss of customers and business. Any of these occurrences could have a material adverse impact on our results of operations.

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

Our third-party vendors are also subject to the cybersecurity risks discussed above. A cyberattack, information or security breach, or a technology failure of a third-party vendor could have a material adverse effect on our business. Although we review the security practices of third-party vendors before contracting with them, we cannot control their systems or security. If our data or the data of our customers is improperly accessed, used, transmitted, or otherwise obtained because of, or due in part to, actions or inactions caused by our third-party vendors, we could face significant operational harm, legal and financial exposure, and reputational damage.”

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

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

As of December 31, 2019, the Company had derivative financial instruments, a note payable and a line of credit with another financial institution, certain investment securities and a segment of consumer loans indexed to LIBOR. Management continues to monitor developments with the transition to a new benchmark, however, due to uncertainties in benchmark alternatives and limited regulatory guidance, the impact of this change on our financial results is unknown at this time.

The financial condition of the Bank’s customers and borrowers could adversely affect the Bank’s liquidity, financial condition and its results of operations.

Two of the Bank’s primary sources of funds are customer deposits and loan repayments. Customer deposit levels may also be affected by a number of factors, including the competitive interest rate environment in both the national market and our Market Area, local and national economic conditions, natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, and pandemics and other public health crises, and other catastrophic events.

Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the borrowers’ ability to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including but not limited to those noted above, including concerns about the occurrence of such events.

The foregoing events or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis or an outbreak of a contagious disease (such as the current coronavirus of COVID-19 pandemic), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, geopolitical events, public health crises (again, such as the coronavirus) and other catastrophic events could also negatively affect our customers, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

There continue to be broad and continuing concerns related to the potential effects of the coronavirus or COVID-19 outbreak. If the coronavirus has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.

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

We are subject to significant federal and state regulation and supervision, as discussed in more detail below, which is primarily for the benefit and protection of the Bank’s customers and not for the benefit of investors. As a result, various statutory provisions restrict the amount of dividends our Bank subsidiary can pay to us without regulatory approval. Our regulatory compliance is costly. We are subject to examination, supervision, and comprehensive regulation by various agencies, including the FRB, the MDF and FDIC. These regulators have broad discretion in their supervisory and enforcement activities. We are also subject to capitalization guidelines established by our regulators, as discussed under “Business – Supervision and Regulation” in Item 1 of this report, which require that we and the Bank maintain adequate capital to support our growth and the Bank’s growth. To the extent our activities and/or the Bank’s activities are restricted or limited by regulation or regulators’ supervisory authority, our future profitability may be adversely affected.

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

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. The Company is reviewing the benefits of adopting this framework, but a final decision has not been made. The decision to adopt this framework or remain under prior measures is not expected to have a material impact on financial results of the Company.

Accordingly, we and the Bank could be subject to regulatory penalties and restrictions if capital falls below certain minimum thresholds set by federal banking regulators.

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

We are subject to tax law changes that could increase the effective tax rate payable to the state or federal government. These changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act (“Tax Act”), The Company’s customers are likely to experience varying effects from changes in both the individual and business tax provisions in the Tax Act. Such changes include (i) a lower limit on the deductibility of mortgage interest on single family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, we had $15.5 million of junior subordinated debentures held by two Trusts. Interest payments on the Company’s existing debentures, which totaled $970,000 for 2019, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

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

Specifically, the following factors may cause the market price of our shares to fluctuate:

●	announcements of developments related to our business model;
●	economic conditions in our market area;
●	fluctuations in our results from operations;
●	a shortfall or excess in revenues or earnings compared to analyst’ expectations;
●	changes in analysts’ recommendations or projections; and
●	announcements of new acquisitions or projects.

The soundness of other financial institutions could negatively affect our business.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions, including the Bank, are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth. There can be no assurance that we could raise the necessary capital to support our growth on terms satisfactory to us or at all.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2019, the Company had 16 banking centers in Southwest Missouri. Of the 16 banking centers, the Company owns eight of its locations and eight are leased for various terms ranging from one to 20 years. In addition to the banking center locations, the Company has a loan production office located in Webster County, Missouri that is leased with annual renewals. All buildings and facilities which are owned by the Company are free of encumbrances and mortgages. Management considers all properties to be in good condition and suitable for intended use. Recorded amounts of premises and equipment are included in Note 7 of the “Notes to Consolidated Financial Statements” in this Report.

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

Shareholders

As of March 1, 2020, there were approximately 1,400 record holders of shares of the Company’s common stock. These numbers do not include beneficial owners whose shares are held by brokerage firms or banks.

Dividends and Common Stock Prices

     The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2019 and 2018.

	Year ended			Year ended
	December 31, 2019			December 31, 2018
	Declared	Paid	Dividend Per Share	Declared	Paid	Dividend Per Share
Quarter ended:
March 31	3/29/2019	4/19/2019	$0.13	3/30/2018	4/19/2018	$0.12
June 30	6/28/2019	7/18/2019	$0.13	6/29/2018	7/19/2018	$0.12
September 30	9/27/2019	10/18/2019	$0.13	9/28/2018	10/19/2018	$0.12
December 31	12/20/2019	1/16/2020	$0.15	12/21/2018	1/14/2019	$0.13

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2019 and 2018.

	Year ended		Year ended
	December 31, 2019		December 31, 2018
	High	Low	High	Low
Quarter ended:
March 31	$24.00	$20.98	$23.50	$22.10
June 30	23.94	22.37	24.45	22.13
September 30	24.75	23.19	25.69	23.26
December 31	26.93	23.90	25.51	20.11

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in the NASDAQ – Composite Index and (b) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ Index. All investment comparisons assume the investment of $100 as of the close of business on December 31, 2014 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Guaranty Federal Bancshares, Inc.	100.00	117.60	166.61	179.22	177.88	209.96
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase activity of the Company’s Common Stock during the fiscal year ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	-	-	-	152,548
February 1, 2019 - February 28, 2019	-	-	-	152,548
March 1, 2019 - March 31, 2019	-	-	-	152,548
April 1, 2019 - April 30, 2019	-	-	-	152,548
May 1, 2019 - May 31, 2019	-	-	-	152,548
June 1, 2019 - June 30, 2019	13,608	22.99	13,608	138,940
July 1, 2019 - July 31, 2019	28,878	23.62	28,878	110,062
August 1, 2019 - August 31, 2019	36,733	23.82	36,733	73,329
September 1, 2019 - September 30, 2019	24,657	24.12	24,657	48,672
October 1, 2019 - October 31, 2019	10,817	24.31	10,817	37,855
November 1, 2019 - November 30, 2019	15,876	24.31	15,876	21,979
December 1, 2019 - December 31, 2019	19,672	24.97	19,672	2,307

(1)

The Company has a repurchase plan which was announced on August 20, 2007. This plan authorizes the purchase by the Company of up to 350,000 shares of the Company’s common stock. There is no expiration date for this plan. As of December 31, 2019, no other repurchase plans are in effect.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of the Company (including consolidated data from operations of the Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2019	2018	2017	2016	2015
ASSETS
Cash and cash equivalents	$92,672	$34,122	$37,407	$9,088	$18,774
Investments and interest-bearing deposits	118,495	86,528	81,495	92,427	97,336
Loans receivable, net	723,519	779,815	631,527	540,457	492,905
Accrued interest receivable	3,512	3,391	2,450	1,947	1,987
Prepaids and other assets	25,034	15,446	10,950	11,234	10,121
Intangibles	3,939	4,416	-	-	-
Foreclosed assets	992	1,127	283	2,682	2,392
Premises and equipment, net	19,164	20,095	10,607	10,871	10,540
Bank owned life insurance	24,698	20,198	19,741	19,273	18,780
	$1,012,025	$965,138	$794,460	$687,979	$652,835
LIABILITIES
Deposits	$821,407	$749,619	$607,364	$505,363	$517,386
Federal Home Loan Bank and Federal Reserve Bank advances	65,000	105,300	94,300	95,700	52,100
Subordinated debentures	15,465	21,761	15,465	15,465	15,465
Notes payable	11,200	5,000	-	-	-
Other liabilities	14,321	2,979	2,439	1,477	1,462
	927,393	884,659	719,568	618,005	586,413

STOCKHOLDERS' EQUITY	84,632	80,479	74,892	69,974	66,422
	$1,012,025	$965,138	$794,460	$687,979	$652,835

Supplemental Data	As of December 31,
	2019	2018	2017	2016	2015
Number of full-service offices	16	16	11	9	9
Cash dividends per common share	$0.54	$0.49	$0.42	$0.34	$0.23

Summary Statements of Income	Years ended December 31,
	2019	2018	2017	2016	2015

Interest income	$45,226	$43,246	$29,441	$25,389	$25,190
Interest expense	13,535	9,928	6,087	4,177	4,280
Net interest income	31,691	33,318	23,354	21,212	20,910
Provision for loan losses	200	1,225	1,750	1,375	600
Net interest income after provision for loan losses	31,491	32,093	21,604	19,837	20,310
Noninterest income	7,105	6,552	5,727	4,870	4,478
Noninterest expense	27,498	29,458	19,603	17,100	16,610
Income before income taxes	11,098	9,187	7,728	7,607	8,178
Provision for income taxes	1,683	1,855	2,570	2,013	2,461

Net income	$9,415	$7,332	$5,158	$5,594	$5,717

Basic income per common share	$2.14	$1.66	$1.18	$1.28	$1.32
Diluted income per common share	$2.11	$1.64	$1.16	$1.27	$1.30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Guaranty Federal Bancshares, Inc. (the “Company”) is a Delaware corporation organized on December 30, 1997 that operates as a one-bank holding company. Guaranty Bank (the “Bank”) is a wholly-owned subsidiary of the Company.

The primary activity of the Company is to oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. For this reason, unless otherwise specified, references to the Company include the operations of the Bank. The Company’s principal business consists of attracting deposits from the general public and using such deposits to originate multi-family, construction, agriculture, Small Business Administration (“SBA”), commercial real estate loans, mortgage loans secured by one- to four-family residences, and consumer and business loans. The Company also uses these funds to purchase government sponsored mortgage-backed securities, US government and agency obligations, and other permissible securities. When cash outflows exceed inflows, the Company uses borrowings and brokered deposits as additional financing sources.

The Company derives revenues principally from interest earned on loans and investments and, to a lesser extent, from fees charged for services. General economic conditions and policies of the financial institution regulatory agencies, including the Missouri Division of Finance (“MDF”) and the Federal Deposit Insurance Corporation (“FDIC”), significantly influence the Company’s operations. Interest rates on competing investments and general market interest rates influence the Company’s cost of funds. Lending activities are affected by the interest rates at which such financing may be offered. The Company intends to focus on commercial, one- to four-family residential and consumer lending throughout southwestern Missouri.

The Company acquired Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”) including its wholly owned bank subsidiary, Hometown Bank, National Association and Hometown Bancshares Statutory Trust I, a Delaware statutory trust (which has since been dissolved) on April 2, 2018. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018. Including the effects of acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was also recorded as a result of this transaction. The acquisition strengthened the Company’s position in Southwest Missouri and has allowed the Company to achieve cost savings by integrating the two companies and combining accounting, data processing and other administrative functions all of which gave rise to the goodwill recorded. The goodwill is not deductible for tax purposes.

The Company has two active wholly-owned subsidiaries other than the Bank, its principal subsidiary: (i) Guaranty Statutory Trust I, a Delaware statutory trust and (ii) Guaranty Statutory Trust II, a Delaware statutory trust. The Guaranty Trusts were formed in December 2005. The exclusive purpose of each Trust was issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. The Company’s banking operation conducted through the Bank is the Company’s only reportable segment. See also the discussion contained in the section captioned “Segment Information” in Note 1 of the Notes to Consolidated Financial Statements in this report. A third subsidiary is a service corporation which has been inactive since February 1, 2003.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; future mergers or acquisitions; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; changes in LIBOR; the impact of the possible elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time. For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of this report.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

FINANCIAL CONDITION

From December 31, 2018 to December 31, 2019, the Company’s total assets increased $46,886,755 (5%) to $1,012,024,625, liabilities increased $42,733,465 (5%) to $927,392,743, and stockholders' equity increased $4,153,290 (5%) to $84,631,882. The ratio of stockholders’ equity to total assets was 8.4% and 8.3% at December 31, 2019 and 2018, respectively.

From December 31, 2018 to December 31, 2019, available-for-sale securities increased $31,979,117 (37%). The Company increased investment purchases during the year to better utilize excess cash as interest rates fluctuations provided favorable buying opportunities throughout 2019. During 2019, the Company purchased $75,518,385 of investments while having sales, calls and principal payments received of $45,419,951. The Company had net unrealized gains of $1,092,554 at December 31, 2019 compared to unrealized losses of $1,836,406 at December 31, 2018.

From December 31, 2018 to December 31, 2019, net loans receivable decreased by $57,566,204 (7%) to $720,732,402. During the year, commercial loans decreased $22,301,936 (7%), permanent 1-4 family loans decreased $13,587,079 (10%), construction loans decreased $11,245,444 (13%), commercial real estate loans decreased $22,301,936 (7%) and consumer and other loans decreased $2,424,832 (7%). Increased competition in our markets, expected loan paydowns on acquired loans and several large unexpected paydowns on other relationships occurred in 2019 leading to a decline in overall loan balances. The Company continues to focus its lending efforts in the commercial, one-to-four family residential, consumer lending and small business lending categories.

As of December 31, 2019, management identified loans totaling $11,968,000 as impaired with a related allowance for loan losses of $1,096,000. Impaired loans decreased by $8,584,000 during 2019, compared to the balance of $20,552,000 at December 31, 2018. The reduction is primarily due to two relationships with impaired loans paying off during the year.

From December 31, 2018 to December 31, 2019, the allowance for loan losses decreased $387,982 (5%) to $7,607,587. In addition to the provision for loan losses of $200,000 recorded by the Company during the year ended December 31, 2019, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $587,849 for the year ended December 31, 2019. The decrease in the allowance is primarily due to decreased loan balances during 2019 and reserves on a few specific problem credits.  The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2019 and December 31, 2018 was 1.04% and 1.02%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2019 and December 31, 2018 was 76.1% and 61.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance need on the acquired loans factoring in the net remaining discount of $960,451 at December 31, 2019.

Goodwill remained at $1,434,982 and core deposit intangible decreased $477,000 (16%) to $2,503,910 as of December 31, 2019 due to expected amortization. These amounts are due to the Hometown acquisition and are further discussed in Note 6 to the Notes to the Consolidated Financial Statements.

Operating lease right-of-use assets (ROU) of $9,052,941 were recorded during 2019 compared to no amounts recorded as of December 31, 2018. These amounts were recognized due to the Company’s implementation of new lease accounting standards for operating leases further described in Note 8 of the Notes to the Consolidated Financial Statements. The recorded assets and liabilities will be amortized over the life of the lease term.

Bank-owned life insurance (BOLI) increased $4,500,364 (22%) from $20,198,074 as of December 31, 2018 to $24,698,438 as of December 31, 2019 primarily due to $4,000,000 in new or additional policies purchased on certain key members of management during the third quarter of 2019.

From December 31, 2018 to December 31, 2019, deposits increased $71,787,710 (10%) to $821,406,532. Checking and savings transaction balances increased by $97,336,664 and certificates of deposit decreased $25,548,954. The increase in transaction balances is primarily due to the addition of new public fund customers and increased balances from commercial depositors during 2019. Overall, brokered deposits decreased $10,484,000 during 2019. The Company utilizes brokered certificates of deposit as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth.

Federal Home Loan Bank advances decreased $40,300,000 (38%) from $105,300,000 as of December 31, 2018 to $65,000,000 as of December 31, 2019. Excess funds obtained from deposit growth initiatives were utilized during the year to decrease borrowings.

Subordinated debentures decreased $6,295,829 (29%) from $21,760,829 to $15,465,000 as of December 31, 2019. The decrease is due to the full redemption of the Hometown Trust I Debentures acquired as part of the Hometown acquisition in 2018.

Note payable to bank increased $6,200,000 (124%) when compared to December 31, 2018 due to the Company increasing its existing note with another financial institution. The additional funds were used to fully redeem the Hometown Trust I Debentures discussed above. The note carries a variable interest rate tied to 30-day LIBOR (plus 250 basis points) and matures on June 30, 2024.

From December 31, 2018 to December 31, 2019, stockholders’ equity (including unrealized depreciation on available-for-sale securities, net of tax) increased $4,153,290 (5%) to $84,631,882. Net income for the year ended December 31, 2019 exceeded dividends paid or declared by $7,031,063. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps decreased by $21,721 during 2019. On a per common share basis, stockholders’ equity increased from $18.18 as of December 31, 2018 to $19.62 as of December 31, 2019.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2019 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	As of		Year Ended			Year Ended			Year Ended
	December 31, 2019		December 31, 2019			December 31, 2018			December 31, 2017

	Balance	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$731,127	5.65%	$762,159	$41,234	5.41%	$779,881	$40,886	5.24%	$608,439	$27,454	4.51%
Investment securities	118,245	2.80%	99,299	2,792	2.81%	91,200	1,993	2.19%	87,389	1,792	2.05%
Other assets	91,566	1.60%	54,976	1,201	2.18%	14,423	367	2.54%	15,328	195	1.27%
Total interest-earning	940,938	4.90%	916,434	45,227	4.94%	885,504	43,246	4.88%	711,156	29,441	4.14%
Noninterest-earning	71,087		67,743			61,942			39,800
	$1,012,025		$984,177			$947,446			$750,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$39,204	0.27%	$40,325	$120	0.30%	$41,487	$103	0.25%	$29,685	$58	0.20%
Transaction accounts	474,046	1.21%	440,790	6,144	1.39%	405,957	4,409	1.09%	340,899	2,395	0.70%
Certificates of deposit	206,983	2.22%	229,392	4,727	2.06%	209,668	2,511	1.20%	126,625	1,299	1.03%
FHLB advances	65,000	2.09%	53,067	1,203	2.27%	81,839	1,766	2.16%	96,774	1,704	1.76%
Subordinated debentures	15,465	5.03%	19,211	970	5.05%	21,580	1,018	4.72%	15,465	631	4.08%
Other borrowed funds	11,200	4.04%	7,933	371	4.68%	4,497	121	2.69%	-	-	0.00%
Total interest-bearing	811,898	1.60%	790,718	13,535	1.71%	765,028	9,928	1.30%	609,448	6,087	1.00%
Noninterest-bearing	115,495		109,866			104,023			67,720
Total liabilities	927,393		900,584			869,051			677,168
Stockholders' equity	84,632		83,593			78,395			73,788
	$1,012,025		$984,177			$947,446			$750,956
Net earning balance	$129,040		$125,716			$120,476			$101,708
Earning yield less costing rate		3.29%			3.22%			3.58%			3.14%
Net interest income, and net yield spread on interest-earning assets				$31,692	3.46%		$33,318	3.76%		$23,354	3.29%
Ratio of interest-earning assets to interest-bearing liabilities	116%		116%			116%			117%

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

	Year ended				Year ended
	December 31, 2019 versus December 31, 2018				December 31, 2018 versus December 31, 2017
	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$(929)	$1,307	$(30)	$348	$7,736	$4,444	$1,252	$13,432
Investment securities	177	571	51	799	78	118	5	201
Other assets	1,032	(52)	(146)	834	(12)	195	(11)	172
Net change in interest income	280	1,826	(125)	1,981	7,802	4,757	1,246	13,805

Interest expense:
Savings accounts	(3)	21	(1)	17	23	16	6	45
Transaction accounts	378	1,250	107	1,735	457	1,307	250	2,014
Certificates of deposit	236	1,810	170	2,216	852	217	143	1,212
FHLB advances	(621)	89	(31)	(563)	(263)	384	(59)	62
Subordinated debentures	(112)	72	(8)	(48)	250	98	39	387
Other borrowed funds	93	89	68	250	-	-	121	121
Net change in interest expense	(29)	3,331	305	3,607	1,319	2,022	500	3,841
Change in net interest income	$309	$(1,505)	$(430)	$(1,626)	$6,483	$2,735	$746	$9,964

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2019	5.28%	2.05%	2.14%
December 31, 2018	4.91%	2.91%	2.33%
Change in rates	0.37%	-0.86%	-0.19%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2019 and December 31, 2018 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Rates trended downward during late 2019 as the Federal Reserve Open Market Committee (“FOMC”) decreased the discount rate by 25 basis points in July, September and October 2019. As of December 31, 2019, the prime rate was 4.75% which is a 75 basis point decrease from December 31, 2018.

Interest Income. Total interest income increased $1,980,799 (5%). The increase is primarily driven by having a full year of earning assets as a result of the Hometown acquisition and increased balances in cash and investment securities. The average balance of interest-earning assets increased $30,930,000 (3%), while the yield on average interest earning assets increased 6 basis points to 4.94%.

Interest income on loans increased $347,267 (1%). The increase is primarily due to higher loan offering rates and a full year of interest income from loans acquired from Hometown in 2018. Offsetting these increases were decreased amounts of loan accretion income of $2,175,000 (59%) due to acquired loans continuing to amortize and fewer loan payoff on the acquired loans occurring in 2019 compared to 2018. The average loan receivable balance decreased $17,722,000 (2%) while the average yield increased 17 basis points to 5.41%. The Company experienced several unanticipated large loan payoffs and paydowns during 2019 along with decreased loan originations. Pricing on loans continues to be challenging due to significant competition on new and renewing credits.

Interest Expense. Total interest expense increased $3,607,395 (36%). The increase is primarily driven by a full year of interest-bearing deposits as a result of the Hometown acquisition compared to a partial year in 2018 as well as higher rates being paid on term-driven products. The average balance of interest-bearing liabilities increased $25,690,000 (3%), while the average cost of interest-bearing liabilities increased 41 basis points to 1.71%.

Interest expense on deposits increased $3,968,167 (57%) during 2019 as the average balance of interest-bearing deposits increased $53,395,000 (8%), while the average interest rate paid to depositors increased 48 basis points to 1.55%. The increase in asset growth opportunities among institutions in our market (primarily during the first half of 2019) have created significant competitive pressures on deposit rates. To fund its asset growth going forward, the Company intends to continue to utilize a cost-effective mix of retail and commercial core deposits along with non-core, wholesale funding (including brokered deposits).

Interest expense on FHLB advances decreased $563,570 (32%) during 2019 as the average balance of advances decreased $28,772,000 (35%), while the average interest rate paid on the advances increased 11 basis points to 2.27%. Excess funds generated from deposit growth initiatives were used during 2019 to decrease borrowings with the FHLB.

Net Interest Income. The Company’s net interest income decreased $1,626,596 (5%) primarily due to the decrease in overall average balances of loans, reduced loan accretion amounts included in income and increases in interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 51 and 52) for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $200,000 and $1,225,000 for the years ended December 31, 2019 and 2018, respectively. The Company’s decrease in the provision for loan losses was primarily due to the decreased loan balances and maintaining general portfolio reserves at a level deemed appropriate in accordance with its methodology. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $552,953 (8%) due to a few significant factors.

The Company had continued growth in SBA lending that led to increased gains on the sale of SBA loans by $199,308 (24%). Gains on mortgage loans sold increased $191,787 (9%), a reduction in losses on foreclosed assets by $125,498 (35%) and increased realized gains from the sale of investment securities of $97,655 (1,207%) were all positive impacts on non-interest income when compared to 2018.

The increases in income above were offset by reduced service charge income of $298,088 (15%) compared to 2018.

Non-Interest Expense. Non-interest expense decreased $1,960,199 (7%) due to a few significant factors noted below.

Merger expenses related to the Hometown acquisition decreased $3,637,986 (99%) during 2019. The one-time costs incurred in 2018 related to legal, accounting and investment advisory fees, as well as the cost incurred for the termination of software contracts.

Salaries and employee benefits increased $1,189,104 (8%) which was primarily due to having a full year of costs associated with Hometown employees which continued our expansion in the Joplin, Missouri market along with increases in other key areas of commercial banking, operations and technology.

The Company’s occupancy expense increased $511,234 (13%) primarily due to the Company’s continued enhancements in facilities (including signage) and significant investments in new technologies. A full year of occupancy expense on facilities acquired during the Hometown acquisition in the Joplin, Missouri market also played a factor in the increased expense.

Income Taxes. The provision for income taxes decreased $171,655 (9%) over 2018 which is primarily due to the impact of lower effective tax rates and the use of tax credits earned as part of low-income housing programs.

Cash Dividends Paid. The Company paid dividends of $0.13 per share on April 19, 2019 to stockholders of record as of April 9, 2019, $0.13 per share on July 18, 2019, to stockholders of record as of July 8, 2019, and $0.13 per share on October 18, 2019, to stockholders of record as of October 8, 2019. The Company also declared a cash dividend of $0.15 per share on December 20, 2019, which was paid on January 16, 2020, to stockholders of record on January 6, 2020. During 2019, 2018 and 2017, the Company paid $2,313,661, $2,132,221 and $1,767,486 in dividends on common stock.

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

Interest Income. Total interest income increased $13,804,971 (47%). The increase was primarily driven by the addition of earning assets as a result of the Hometown acquisition. The average balance of interest-earning assets increased $174,348,000 (25%), while the yield on average interest earning assets increased 74 basis points to 4.88%.

Interest income on loans increased $13,432,168 (49%). The increase was primarily due to higher loan balances, loan offering rates and $3,664,491 in loan accretion recognized on loans acquired from Hometown compared to none in 2017. During the year ended December 31, 2018, the Company had $4,895,000 of unexpected full payoffs of certain purchased credit impaired loans and recognized $1,780,000 of yield accretion due to these payoffs. The average loan receivable balance increased $171,442,000 (28%) while the average yield increased 73 basis points to 5.24%. The Company experienced strong loan activity during 2018. However, pricing on loans was challenging due to significant competition on new and renewing credits.

Interest Expense. Total interest expense increased $3,841,065 (63%). The increase was primarily driven by addition of interest-bearing deposits as a result of the Hometown acquisition. The average balance of interest-bearing liabilities increased $155,580,000 (26%), while the average cost of interest-bearing liabilities increased 30 basis points to 1.30%.

Interest expense on deposits increased $3,271,721 (87%) during 2018 as the average balance of interest bearing deposits increased $159,903,000 (32%), while the average interest rate paid to depositors increased 32 basis points to 1.07%. The increase in asset growth opportunities among institutions in our market have created significant competitive pressures on deposit rates.

Net Interest Income. The Company’s net interest income increased $9,963,906 (43%) primarily due to the increase in overall average balances of interest-earning assets and interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section (pages 51 and 52) for additional information on components of net interest income.

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

One-time merger expense related to the Hometown acquisition totaled $3,520,727. The costs related to legal, accounting and investment advisory fees, as well as the cost incurred for termination of a specific vendor core processing contract of approximately $2 million.

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

Income Taxes. The provision for income taxes decreased $715,936 (28%) over 2017 which is primarily due to the impact of the Tax Cuts and Jobs Act (the “Act”) signed into law on December 22, 2017. As a result of the Act, in 2017, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates which resulted in a one-time charge to income tax expense of approximately $1.0 million. In 2018, the Company’s federal tax rate was reduced from 34% to 21% as a result of the Act.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $92,671,909 as of December 31, 2019 and $34,121,642 as of December 31, 2018, representing an increase of $58,550,267. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $96,878,058 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $133,314,000 from the FHLB, as of December 31, 2019. Based on existing collateral, the Bank has the ability to borrow $57,300,000 from the Federal Reserve Bank as of December 31, 2019. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings at a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

The Bank is classified as “well capitalized” under current regulatory guidelines. See also additional information provided under the caption “Regulatory Matters” in Note 1 of the Notes to Consolidated Financial Statements. The final CBLR rule went into effect on January 1, 2020. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. The Company is reviewing the benefits of adopting this framework, but a final decision has not been made. The decision to adopt this framework or remain under prior measures is not expected to have a material impact on financial results of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2019 and 2018, the Bank had outstanding commitments to originate loans of approximately $6,690,000 and $5,600,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2019 and 2018, unused lines of credit to borrowers aggregated approximately $108,257,000 and $104,570,000, respectively, for commercial lines and $24,373,000 and $22,254,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $5,446,000 and $12,218,000 as of December 31, 2019 and 2018, respectively. The commitments extend over varying periods of time.

In connection with the Company’s issuance and acquisition of the Trust Preferred Securities and pursuant to two remaining guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the Trust Preferred Securities to the extent each Trust does not have funds available.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2019. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$614,424	$614,424	$-	$-	$-
Time and brokered certificates of deposit	206,983	96,878	107,758	2,298	49
Other borrowings	11,200	-	11,200	-	-
FHLB and Federal Reserve advances	65,000	65,000	-	-	-
Subordinated debentures	15,465	-	-	-	15,465
Leases	14,396	1,194	2,290	1,933	8,980
Purchase obligations	-	-	-	-	-
Other long term obligations	699	699	-	-	-
Total	$928,167	$778,195	$121,248	$4,231	$24,494

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET / LIABILITY MANAGEMENT

The responsibility of managing and executing the Bank’s Asset Liability Policy falls to the Bank’s Asset/Liability Committee (ALCO). ALCO seeks to manage interest rate risk through changing interest rate environments. Management attempts to position the Bank’s instrument repricing characteristics in line with probable rate movements in order to minimize the impact of changing interest rates on the Bank’s net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank’s current net interest income may not be an indication of future net interest income.

The Bank continues to focus its lending efforts in the commercial, one-to-four family residential, consumer lending and small business lending categories while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Management continually monitors the loan portfolio for the purpose of product diversification and over concentration.

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2019 and 2018, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $614,424,026 or 75% of its total deposits and $517,087,362 or 69% of total deposits, respectively. The weighted average rate paid on these accounts decreased 14 basis points from 0.89% on December 31, 2018 to 0.75% on December 31, 2019 primarily due to declines in Treasury rates during the year impacting our variable rate deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2019 and 2018, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2019

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
+200	$130,184	$16,682	15%	13.22%	1.90%
+100	123,436	9,934	9%	12.41%	1.09%
NC	113,502	-	0%	11.31%	0.00%
-100	96,640	(16,862)	-15%	9.57%	-1.74%
-200	90,053	(23,449)	-21%	8.88%	-2.43%

12/31/2018

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$139,407	$12,371	10%	14.79%	1.58%
+100	134,870	7,834	6%	14.16%	0.94%
NC	127,036	-	0%	13.22%	0.00%
-100	119,637	(7,399)	-6%	12.36%	-0.86%
-200	104,990	(22,046)	-17%	10.48%	-2.42%

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

Item 8. Financial Statements and Supplementary Data

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$5,114,067	$5,818,955
Interest-bearing demand deposits in other financial institutions	87,557,842	28,302,687
Cash and cash equivalents	92,671,909	34,121,642
Interest-bearing time deposits at other financial institutions	250,000	250,000
Available-for-sale securities	118,245,314	86,266,197
Stock in Federal Home Loan Bank, at cost	3,757,500	5,387,200
Mortgage loans held for sale	2,786,564	1,516,849
Loans receivable, net of allowance for loan losses of December 31, 2019 and 2018 - $7,607,587 and $7,995,569, respectively	720,732,402	778,298,606
Accrued interest receivable	3,511,875	3,390,944
Prepaid expenses and other assets	8,862,954	6,261,159
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,503,910	2,980,910
Foreclosed assets held for sale	991,885	1,126,963
Premises and equipment, net	19,164,496	20,095,161
Operating lease right-of-use asset	9,052,941	-
Bank owned life insurance	24,698,438	20,198,074
Deferred and receivable income taxes	3,359,455	3,809,183
	$1,012,024,625	$965,137,870

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$821,406,532	$749,618,822
Federal Home Loan Bank advances	65,000,000	105,300,000
Subordinated debentures	15,465,000	21,760,829
Note payable to bank	11,200,000	5,000,000
Advances from borrowers for taxes and insurance	268,200	289,808
Accrued expenses and other liabilities	4,153,762	1,868,008
Operating lease liabilities	9,105,503	-
Accrued interest payable	793,746	821,811
	927,392,743	884,659,278

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2019 and 2018 - 6,919,503 and 6,902,003 shares; respectively	691,950	690,200
Additional paid-in capital	51,908,867	51,382,585
Retained earnings, substantially restricted	72,860,750	65,829,687
Accumulated other comprehensive loss	(431,035)	(452,756)
	125,030,532	117,449,716
Treasury stock, at cost; December 31, 2019 and 2018 - 2,582,041 and 2,443,522 shares, respectively	(40,398,650)	(36,971,124)
	84,631,882	80,478,592
	$1,012,024,625	$965,137,870

 See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Interest Income
Loans	$41,233,524	$40,886,257	$27,454,089
Investment securities	2,791,612	1,992,442	1,791,921
Other	1,201,367	367,005	194,723
	45,226,503	43,245,704	29,440,733
Interest Expense
Deposits	10,991,453	7,023,286	3,751,565
Federal Home Loan Bank advances	1,202,708	1,766,278	1,703,787
Subordinated debentures	970,269	1,017,552	631,202
Other	370,584	120,503	-
	13,535,014	9,927,619	6,086,554
Net Interest Income	31,691,489	33,318,085	23,354,179
Provision for Loan Losses	200,000	1,225,000	1,750,000
Net Interest Income After
Provision for Loan Losses	31,491,489	32,093,085	21,604,179
Noninterest Income
Service charges	1,706,437	2,004,525	1,189,575
Net gain (loss) on sale of investment securities	89,564	(8,091)	46,329
Gain on sale of mortgage loans held for sale	2,222,533	2,030,746	2,021,208
Gain on sale of Small Business Administration loans	1,029,949	830,641	746,639
Net gain (loss) on foreclosed assets	(235,394)	(360,892)	182,004
Other income	2,291,804	2,055,011	1,541,565
	7,104,893	6,551,940	5,727,320
Noninterest Expense
Salaries and employee benefits	16,107,800	14,918,696	12,040,528
Occupancy	4,582,433	4,071,199	2,204,408
FDIC deposit insurance premiums	297,628	437,602	245,115
Data processing	1,694,459	1,477,034	987,193
Advertising	499,998	534,650	525,000
Impairment on investment tax credits	-	-	587,428
Merger costs	34,011	3,671,997	151,270
Amortization of core deposit intangible	477,000	408,571	-
Other expense	3,804,805	3,938,584	2,862,144
	27,498,134	29,458,333	19,603,086
Income Before Income Taxes	11,098,248	9,186,692	7,728,413
Provision for Income Taxes	1,683,158	1,854,813	2,570,749
Net Income Available to Common Shareholders	$9,415,090	$7,331,879	$5,157,664

Basic Income Per Common Share	$2.14	$1.66	$1.18
Diluted Income Per Common Share	$2.11	$1.64	$1.16

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
NET INCOME	$9,415,090	$7,331,879	$5,157,664
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	3,018,580	(1,130,514)	1,182,895
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(2,899,860)	791,465	632,990
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(89,564)	8,091	(46,329)
Total other items of comprehensive income (loss)	29,156	(330,958)	1,769,556
Income tax expense (benefit) related to other items of comprehensive income	7,435	(84,395)	666,508
Other comprehensive income (loss)	21,721	(246,563)	1,103,048
TOTAL COMPREHENSIVE INCOME	$9,436,811	$7,085,316	$6,260,712

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,415,090	$7,331,879	$5,157,664
Items not requiring (providing) cash:
Deferred income taxes	224,142	624,386	1,080,452
Depreciation and amortization	1,970,442	1,593,974	1,155,642
Provision for loan losses	200,000	1,225,000	1,750,000
Gain on sale of Small Business Administration loans	(1,029,949)	(830,641)	(746,639)
Gain on sale of mortgage loans held for sale and investment securities	(2,312,097)	(2,022,656)	(2,067,537)
Loss (gain) on sale of foreclosed assets	(164,636)	315,108	(249,349)
Loss (gain) on sale of premises, equipment and other assets	(6,069)	(4,652)	95,863
Amortization of deferred income, premiums and discounts, net	349,442	481,189	840,340
Amortization of intangible assets	477,000	408,571	-
Stock award plan expense	615,385	517,053	466,469
Accretion of purchase accounting adjustments	(1,629,721)	(3,407,340)	-
Origination of loans held for sale	(80,689,007)	(72,116,229)	(70,835,359)
Proceeds from sale of loans held for sale	81,641,824	74,551,946	73,118,381
Increase in cash surrender value of bank owned life insurance	(500,364)	(457,451)	(467,730)
Changes in:
Accrued interest receivable	(120,931)	(941,097)	(502,784)
Prepaid expenses and other assets	(1,520,250)	6,056,391	1,097,510
Accounts payable and accrued expenses	1,188,354	(1,620,868)	883,209
Income taxes receivable/payable	218,151	620,293	(494,295)
Net cash provided by operating activities	8,326,806	12,324,856	10,281,837
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	49,550,984	(14,645,559)	(119,195,775)
Proceeds from sale of loans receivable	9,317,249	12,997,662	26,781,419
Principal payments on available-for-sale securities	7,564,694	13,358,321	6,649,871
Principal payments on held-to-maturity securities	11,772	4,663	11,071
Proceeds from maturities of available-for-sale securities	750,000	-	-
Purchase of premises and equipment	(981,146)	(3,436,389)	(3,684,707)
Net cash received for acquisition	-	2,455,964	-
Purchase of available-for-sale securities	(75,518,385)	(26,151,079)	(15,975,995)
Proceeds from sale of available-for-sale securities	37,855,257	13,602,508	20,869,621
Purchase of bank owned life insurance	(4,000,000)	-	-
Redemption (purchase) of FHLB stock	1,629,700	(789,700)	13,500
Proceeds from sale of premises and equipment	-	2,425,000	2,697,147
Purchase of tax credit investments	(3,168,435)	(3,930,176)	(1,415,156)
Proceeds from sale of foreclosed assets held for sale	1,343,072	292,003	2,448,163
Net cash provided by (used in) investing activities	24,354,762	(3,816,782)	(80,800,841)

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	97,367,801	(40,855,842)	58,424,702
Net increase (decrease) in certificates of deposit	(25,548,954)	22,077,932	43,576,898
Net decrease of securities sold under agreements to repurchase	-	(2,159,000)	-
Proceeds from FHLB advances	115,815,000	609,971,000	761,600,000
Repayments of FHLB advances	(156,115,000)	(600,971,000)	(763,000,000)
Proceeds from issuance of notes payable	7,450,000	5,000,000	-
Repayments of notes payable	(1,250,000)	(3,000,000)	-
Repayment of Hometown Bancshares subordinated debentures	(6,000,000)	-	-
Advances from (repayments to) borrowers for taxes and insurance	(21,608)	109,539	(12,191)
Stock options exercised	90,000	166,230	15,570
Cash dividends paid	(2,313,661)	(2,132,221)	(1,767,486)
Treasury stock purchased	(3,604,879)	-	-
Net cash provided by (used in) financing activities	25,868,699	(11,793,362)	98,837,493
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,550,267	(3,285,288)	28,318,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,121,642	37,406,930	9,088,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,671,909	$34,121,642	$37,406,930

Supplemental Cash Flows Information

Foreclosed assets acquired in settlement of loans	$1,664,258	$368,878	$1,209,279

Interest paid	$13,563,079	$9,401,351	$5,998,844

Income taxes paid	$199,000	$-	$1,138,000

Sale and financing of foreclosed assets held for sale	$620,900	$181,300	$1,588,921

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2019, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	687,550	50,552,077	(37,303,288)	57,347,282	(1,309,241)	69,974,380
Net income	-	-	-	5,157,664	-	5,157,664
Other comprehensive income	-	-	-	-	1,103,048	1,103,048
Reclassification of amounts within AOCI to retained earnings due to tax reform	-	-	-	31,818	-	31,818
Dividends on common stock ($0.42 per share)	-	-	-	(1,857,456)	-	(1,857,456)
Stock award plans	-	288,722	177,747	-	-	466,469
Stock options exercised	300	15,270	-	-	-	15,570
Balance, December 31, 2017	687,850	50,856,069	(37,125,541)	60,679,308	(206,193)	74,891,493
Net income	-	-	-	7,331,879	-	7,331,879
Other comprehensive loss	-	-	-	-	(246,563)	(246,563)
Dividends on common stock ($0.49 per share)	-	-	-	(2,181,500)	-	(2,181,500)
Stock award plans	-	362,636	154,417	-	-	517,053
Stock options exercised	2,350	163,880	-	-	-	166,230
Balance, December 31, 2018	690,200	51,382,585	(36,971,124)	65,829,687	(452,756)	80,478,592
Net income	-	-	-	9,415,090	-	9,415,090
Other comprehensive income	-	-	-	-	21,721	21,721
Dividends on common stock ($0.54 per share)	-	-	-	(2,384,027)	-	(2,384,027)
Treasury stock purchased	-	-	(3,604,879)	-	-	(3,604,879)
Stock award plans	-	438,032	177,353	-	-	615,385
Stock options exercised	1,750	88,250	-	-	-	90,000
Balance, December 31, 2019	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882

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

Acquired loans determined to be deteriorated in quality do not have an allowance for credit loss associated with them when recorded by the Bank. Estimates based on cash flows expected to be collected using internal risk models, which incorporate the estimates of current key assumptions, such as default rates, severity and prepayment speeds are used to determine the amount of impairment. As these loans are paid the pre-established amount of impairment is proportionally then included in income.

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

Goodwill and Intangible Assets

An annual assessment is performed to determine whether it is more likely than not the fair value of goodwill is less than the carrying amount.  If, based on the assessment, it is determined that there is an impairment, goodwill would be written down to its implied fair value.  Any subsequent increases in goodwill fair value are not recognized in the financial statements. As a result of the 2018 acquisition of Hometown, a goodwill amount of $1,434,982 is presented in the balance sheet as of December 31, 2019 and 2018.

Core deposit intangible assets are being amortized on the straight-line basis over a period of seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value. A core deposit intangible of $3,520,000 was calculated at the time of the Hometown acquisition. At December 31, 2019 and 2018, the amount remaining to be amortized is $2,503,910 and $2,980,910, respectively.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

	Years
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

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company’s required reserve on December 31, 2019 was $1,920,000.

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

Revenue from Contracts with Customers

Descriptions of our significant revenue-generating transactions that are within the scope of Topic 606, which are presented in the consolidated statements of comprehensive income as components of non-interest income, are as follows:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$104,480	10.5%	$40,083	4.0%	$50,103	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$104,480	12.4%	$50,727	6.0%	$67,636	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$112,088	13.3%	$67,636	8.0%	$84,545	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$104,480	12.4%	$38,045	4.5%	$54,954	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018

Tier 1 (core) capital, and ratio to adjusted total assets Bank	$99,540	10.6%	$37,966	4.0%	$47,458	5.0%

Tier 1 (core) capital, and ratio to risk-weighted assets Bank	$99,540	11.7%	$51,041	6.0%	$68,055	8.0%

Total risk-based capital, and ratio to risk-weighted assets Bank	$107,535	12.6%	$68,055	8.0%	$85,068	10.0%

Common equity tier 1 capital ratio to risk-weighted assets Bank	$99,540	11.7%	$38,281	4.5%	$55,294	6.5%

The above minimum capital requirements exclude the capital conversion buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conversion buffer was 2.50% at December 31, 2019 and 1.875% at December 31, 2018. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The final CBLR rule went into effect on January 1, 2020. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule.

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2019 and 2018 the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2019, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Net income available to common shareholders	$9,415,090	$7,331,879	$5,157,664
Weighted average common shares outstanding	4,405,575	4,410,422	4,372,262
Effect of dilutive securities	57,984	72,261	68,685
Weighted average diluted shares outstanding	4,463,559	4,482,683	4,440,947
Basic income per common share	$2.14	$1.66	$1.18
Diluted income per common share	$2.11	$1.64	$1.16

For the years ended December 31, 2019 and 2018, all outstanding stock options were included in the above computation because their exercise price was less than the average market price. Stock options to purchase 30,000 shares of common stock were outstanding during the year ended December 31, 2017, but were not included in the computation of diluted income per common share because their exercise price was greater than the average market price of the common shares.

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

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of $960,451 at December 31, 2019.

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

During the fourth quarter of 2018, management recorded an adjustment to goodwill for additional deferred income taxes related to the final book versus tax differences on Hometown’s fixed assets upon completion of its final consolidated income tax returns.

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

NOTE 3:     SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
Debt Securities:
U. S. government agencies	$2,499,755	$-	$(11,962)	2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2018
Debt Securities:
Municipals	$34,470,648	$10,581	$(710,709)	$33,770,520
Corporates	3,000,000	18,927	-	3,018,927
Government sponsored mortgage-backed securities and SBA loan pools	50,632,011	81,999	(1,237,260)	49,476,750
	$88,102,659	$111,507	$(1,947,969)	$86,266,197

Maturities of available-for-sale debt securities as of December 31, 2019:

	Amortized Cost	Approximate Fair Value
1-5 years	$385,947	$391,254
5-10 years	18,704,471	18,877,281
After ten years	34,429,565	34,929,172
Mortgage-backed securities - private label not due on a single maturity date	13,788,728	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	49,844,049	50,236,236
	$117,152,760	$118,245,314

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $5,358,929 and $24,374,187 as of December 31, 2019 and 2018, respectively.

Gross gains of $244,777, $48,931 and $165,237 and gross losses of $155,213, $57,022 and $118,908 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2019, 2018 and 2017, respectively. The tax effect of these net gains (losses) was $18,809, ($2,063) and $17,142 in 2019, 2018 and 2017, respectively.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates or declines in stock prices of equity securities. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold the debt securities to maturity or until recovery of the unrealized loss. Should the impairment of any of these debt securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors and the Company does not intend to sell the security prior to recovery of the unrealized loss.

          No securities were written down for other-than-temporary impairment during the years ended December 31, 2019, 2018 and 2017.

          Certain other investments in debt and equity securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018, was $42,570,363 and $70,434,596, respectively, which is approximately 36% and 82% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,487,795	$(11,962)	$-	$-	$2,487,795	$(11,962)
Municipals	7,083,208	(125,693)	-	-	7,083,208	(125,693)
Corporates	2,452,005	(14,945)	-	-	2,452,005	(14,945)
Mortgage-backed securities - private label	9,416,669	(29,392)	-	-	9,416,669	(29,392)
Government sponsored mortgage-backed securities and SBA loan pools	18,112,148	(125,906)	3,018,538	(67,548)	21,130,686	(193,454)
	$39,551,825	$(307,898)	$3,018,538	$(67,548)	$42,570,363	$(375,446)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$6,324,750	$(67,774)	$23,223,221	$(642,935)	$29,547,971	$(710,709)
Government sponsored mortgage-backed securities and SBA loan pools	7,127,597	(112,282)	33,759,028	(1,124,978)	40,886,625	(1,237,260)
	$13,452,347	$(180,056)	$56,982,249	$(1,767,913)	$70,434,596	$(1,947,969)

NOTE 4:     LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2019 and 2018 include:

	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$118,823,731	$132,410,810
Multi-family	87,448,418	90,548,265
Real estate - construction	77,308,551	88,553,995
Real estate - commercial	300,619,387	322,921,323
Commercial loans	114,047,753	119,369,484
Consumer and other loans	30,666,185	33,091,017
Total loans	728,914,025	786,894,894
Less:
Allowance for loan losses	(7,607,587)	(7,995,569)
Deferred loan fees/costs, net	(574,036)	(600,719)
Net loans	$720,732,402	$778,298,606

Classes of loans by aging at December 31, 2019 and 2018 were as follows:

As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$83	$437	$125	$645	$118,179	$118,824	$-
Multi-family	-	-	-	-	87,448	87,448	-
Real estate - construction	338	-	-	338	76,971	77,309	-
Real estate - commercial	-	-	43	43	300,576	300,619	-
Commercial loans	134	105	17	256	113,792	114,048	-
Consumer and other loans	48	26	-	74	30,592	30,666	-
Total	$603	$568	$185	$1,356	$727,558	$728,914	$-

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$177	$329	$2,164	$2,670	$129,741	$132,411	$-
Multi-family	5,952	-	-	5,952	84,596	90,548	-
Real estate - construction	-	-	-	-	88,554	88,554	-
Real estate - commercial	1,000	81	-	1,081	321,840	322,921	-
Commercial loans	228	433	71	732	118,638	119,370	-
Consumer and other loans	107	12	-	119	32,972	33,091	-
Total	$7,464	$855	$2,235	$10,554	$776,341	$786,895	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2019	2018
Real estate - residential mortgage:
One to four family units	$2,398,379	$4,136,342
Multi-family	-	-
Real estate - construction	3,738,410	4,088,409
Real estate - commercial	2,941,143	3,592,476
Commercial loans	855,761	1,262,910
Consumer and other loans	69,784	1,542
Total	$10,003,477	$13,081,679

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2019, 2018 and 2017:

As of December 31, 2019
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(809)	265	(32)	105	225	299	147	$200
Losses charged off	-	(122)	(272)	-	(381)	(280)	-	$(1,055)
Recoveries	252	31	8	-	125	51	-	$467
Balance, end of year	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(35)	339	327	177	222	248	(53)	$1,225
Losses charged off	-	(37)	(8)	-	(110)	(382)	-	$(537)
Recoveries	97	2	32	-	17	53	-	$201
Balance, end of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

As of December 31, 2017
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,377	$1,687	$856	$206	$1,168	$337	$111	$5,742
Provision charged to expense	793	174	82	258	91	284	68	$1,750
Losses charged off	-	(72)	(11)	-	(240)	(213)	-	$(536)
Recoveries	74	-	19	-	12	46	-	$151
Balance, end of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Ending balance: individually evaluated for impairment	$738	$-	$127	$-	$246	$138	$-	$1,249
Ending balance: collectively evaluated for impairment	$1,506	$1,789	$819	$464	$785	$316	$179	$5,858
Loans:
Ending balance: individually evaluated for impairment	$4,452	$161	$4,424	$775	$739	$276	$-	$10,827
Ending balance: collectively evaluated for impairment	$60,292	$261,705	$101,877	$84,450	$93,784	$24,440	$-	$626,548

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

The following summarizes impaired loans as of and for the years ended December 31, 2019 and 2018:

As of December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,392	$1,392	$-	$1,075	$1
Multi-family	-	-	-	5,438	-
Real estate - construction	-	-	-	-	-
Real estate - commercial	3,199	3,199	-	3,274	4
Commercial loans	33	33	-	127	-
Consumer and other loans	70	70	-	230	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,221	$1,221	$197	$1,781	$-
Multi-family	-	-	-	-	-
Real estate - construction	4,742	5,975	553	3,924	-
Real estate - commercial	162	162	24	533	-
Commercial loans	999	999	301	756	-
Consumer and other loans	150	150	21	153	-
Total
Real estate - residential mortgage:
One to four family units	$2,613	$2,613	$197	$2,856	$1
Multi-family	-	-	-	5,438	-
Real estate - construction	4,742	5,975	553	3,924	-
Real estate - commercial	3,361	3,361	24	3,807	4
Commercial loans	1,032	1,032	301	883	-
Consumer and other loans	220	220	21	383	2
Total	$11,968	$13,201	$1,096	$17,291	$7

As of December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2	$2	$-	$1,429	$1
Multi-family	5,952	5,952	-	2,246	75
Real estate - construction	-	-	-	1,144	-
Real estate - commercial	3,138	3,138	-	3,764	46
Commercial loans	216	216	-	596	-
Consumer and other loans	225	225	-	316	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$4,518	$4,518	$573	$2,858	$-
Multi-family	-	-	-	499	-
Real estate - construction	4,088	5,321	552	3,009	-
Real estate - commercial	1,232	1,317	106	154	-
Commercial loans	1,062	1,062	363	522	-
Consumer and other loans	119	119	18	121	-
Total
Real estate - residential mortgage:
One to four family units	$4,520	$4,520	$573	$4,287	$1
Multi-family	5,952	5,952	-	2,745	75
Real estate - construction	4,088	5,321	552	4,153	-
Real estate - commercial	4,370	4,455	106	3,918	46
Commercial loans	1,278	1,278	363	1,118	-
Consumer and other loans	344	344	18	437	-
Total	$20,552	$21,870	$1,612	$16,658	$122

At December 31, 2019, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following summarizes information regarding new troubled debt restructurings by class as of and for the years ended December 31, 2019 and 2018:

2019
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	1	193,437	193,437
Consumer and other loans	-	-	-
Total	1	$193,437	$193,437

2018
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate - residential mortgage:
One to four family units	-	$-	$-
Multi-family	-	-	-
Real estate - construction	-	-	-
Real estate - commercial	-	-	-
Commercial loans	3	540,550	444,645
Consumer and other loans	-	-	-
Total	3	$540,550	$444,645

The troubled debt restructurings described above increased the allowance for loan losses by $37,379 and $171,745 and resulted in charge offs of $0 and $0 during the years ended December 31, 2019 and 2018, respectively.

The following presents the troubled debt restructurings by type of modification:

2019
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	193,437	-	193,437
Consumer and other loans	-	-	-	-
Total	$-	$193,437	$-	$193,437

2018
	Interest Rate	Term	Combination	Total Modification
Real estate - residential mortgage:
One to four family units	$-	$-	$-	$-
Multi-family	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - commercial	-	-	-	-
Commercial loans	-	30,130	414,515	444,645
Consumer and other loans	-	-	-	-
Total	$-	$30,130	$414,515	$444,645

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2019 and 2018:

As of December 31, 2019
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$73,489	$292,674	$115,622	$87,448	$100,658	$29,666	$699,557
Special Mention	-	1,476	535	-	8,793	-	10,804
Substandard	3,820	6,469	2,667	-	4,597	1,000	18,553
Doubtful	-	-	-	-	-	-	-
Total	$77,309	$300,619	$118,824	$87,448	$114,048	$30,666	$728,914

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$84,375	$310,486	$126,586	$84,596	$114,525	$32,686	$753,254
Special Mention	-	5,524	372	-	3,031	-	8,927
Substandard	4,179	6,911	5,453	5,952	1,814	405	24,714
Doubtful	-	-	-	-	-	-	-
Total	$88,554	$322,921	$132,411	$90,548	$119,370	$33,091	$786,895

The above amounts include purchased credit impaired loans. At December 31, 2019 and 2018, purchased credit impaired loans rated as “Substandard” were $3.2 and $3.0 million, respectively.

The weighted average interest rate on loans as of December 31, 2019 and 2018 was 5.65% and 5.80%, respectively.

The Bank serviced mortgage loans for others amounting to $29,222 and $37,350 as of December 31, 2019 and 2018, respectively. The Bank serviced commercial loans for others amounting to $51,381,794 and $47,206,950 as of December 31, 2019 and 2018, respectively.

NOTE 5:     ACCOUNTING FOR CERTAIN LOANS ACQUIRED

The Company acquired loans during the quarter ended June 30, 2018 as part of the acquisition of Hometown. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with the evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores or recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Loan accretion income recognized during the years ended December 31, 2019 and 2018 were $1.49 million and $3.67 million, respectively.

The carrying amount of remaining purchased credit impaired loans are included in the balance sheet amounts of loans receivable at December 31, 2019 and 2018. The amount of these loans is shown below:

December 31,
2019
(In Thousands)
Real estate - commercial	$3,069
Commercial loans	242
Consumer and other loans	-
Outstanding balance	$3,311
Carrying amount, net of fair value adjustment of $476 at December 31, 2019	$2,835

December 31,
2018
(In Thousands)
Real estate - commercial	$3,358
Commercial loans	296
Consumer and other loans	329
Outstanding balance	$3,983
Carrying amount, net of fair value adjustment of $810 at December 31, 2018	$3,173

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for years ended December 31, 2019 and 2018:

Year ended
December 31,
2019
(In Thousands)
Balance at beginning of period	$265
Additions	-
Reclassification from nonaccretable difference	-
Accretion	(334)
Disposals	-
Balance at end of period	$(69)

Year ended
December 31,
2018
(In Thousands)
Balance at beginning of period	$-
Additions	238
Reclassification from nonaccretable difference	1,834
Accretion	(1,807)
Disposals	-
Balance at end of period	$265

During the years ended December 31, 2019 and 2018, the Company did not increase or reverse any allowance for loan losses related to these purchased credit impaired loans.

NOTE 6:     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill is assessed annually, or more often if warranted, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied value. Goodwill impairment was neither indicated nor recorded during 2019. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million as of December 31, 2019 and 2018, respectively.

Core deposit intangible premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,016)	(539)
Core deposit intangible, net	2,504	2,981
Remaining balance	$3,939	$4,416

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2019 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2020	$477
	2021	477
	2022	477
	2023	477
	2024	477
	Therafter	119
	Total	$2,504

NOTE 7:     PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2019	2018
Land	$4,360,353	$4,575,352
Buildings and Improvements	11,907,331	11,985,118
Automobile	52,404	52,404
Furniture, Fixtures and Equipment	13,485,163	12,861,570
Leasehold Improvements	2,394,953	2,525,858
	32,200,204	32,000,302
Less accumulated depreciation	(13,035,708)	(11,905,141)
Net premises and equipment	$19,164,496	$20,095,161

NOTE 8:     LEASES

As discussed in Note 18, on January 1, 2019, the Company adopted ASU 2016-02, “Leases”. The Company recorded initial balances during the quarter ending March 31, 2019 for operating Right of Use (“ROU”) assets and liabilities of $9,655,304. Additionally, the Company recorded initial balances for financing ROU assets and liabilities of $481,830. As of December 31, 2019, operating lease liability balances were $9,105,503 and financing lease liability amounts were $438,580. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income as of December 31, 2019 and 2018 is as follows:

	Year ended
	December 31,
	2019	2018
	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$111,559	$-
Interest on lease liabilities	8,346	-
Operating lease cost	1,080,226	1,049,523
Sublease income	(45,200)	-

Total lease costs	$1,154,931	$1,049,523

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.5
Weighted-average remaining lease term - operating leases (in years)	15.2
Weighted-average discount rate - financing leases	1.96%
Weighted-average discount rate - operating leases	5.60%

The following table sets forth the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability as of December 31, 2019:

	Financing	Operating	Total
		(In Thousands)
2020	$132	$1,043	$1,175
2021	132	1,020	1,152
2022	126	1,011	1,137
2023	53	1,014	1,067
2024	10	856	866
Thereafter	-	8,980	8,980
Total undiscounted future minimum lease cash payments	$453	$13,924	$14,377
Present value discount	(14)	(4,818)	(4,832)
Lease liability	$439	$9,106	$9,545

Future minimum lease cash payments under non-cancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

December 31, 2018
(In Thousands)
2019	$1,032
2020	993
2021	964
2022	962
2023	956
Thereafter	3,573
$8,480

NOTE 9:     BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2019 and 2018 was $24,698,438 and $20,198,074, respectively.

NOTE 10:     INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. Effective January 2015, the investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum fifteen-year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2019 and 2018, the net carrying values of the Company’s investments in these entities was $6,663,662 and $4,550,896, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received total income tax credits of $1,183,140, $1,324,581 and $1,871,058 during 2019, 2018 and 2017, respectively. Amortization of the investment costs was $1,041,863, $1,120,363 and $1,531,527 during each of the fiscal years 2019, 2018 and 2017, respectively.

NOTE 11:     DEPOSITS

Deposits are comprised of the following at December 31, 2019 and 2018:

			December 31, 2019			December 31, 2018
			Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Non-interest bearing transaction			0.00%	$87,598,281	10.7%	0.00%	$88,907,804	11.9%
Interest bearing transaction			0.93%	487,621,927	59.3%	1.16%	388,515,712	51.8%
Savings			0.28%	39,203,818	4.8%	0.30%	39,663,846	5.3%
			0.76%	614,424,026	74.8%	0.89%	517,087,362	69.0%
Certificates:
0.00%	-	0.99%	0.65%	30,075,341	3.7%	0.69%	46,485,328	6.2%
1.00%	-	1.99%	1.65%	29,828,669	3.6%	1.45%	71,697,342	9.6%
2.00%	-	3.99%	2.49%	147,078,496	17.9%	2.46%	114,348,790	15.2%
			2.10%	206,982,506	25.2%	1.79%	232,531,460	31.0%
Total Deposits			1.10%	$821,406,532	100.0%	1.17%	$749,618,822	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $123,765,000 and $154,957,000 as of December 31, 2019 and 2018, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $54,654,000 and $89,187,000, as of December 31, 2019 and 2018, respectively.

A summary of certificates of deposit by maturity as of December 31, 2019, is as follows:

2020	$96,878,058
2021	89,261,262
2022	18,496,812
2023	1,032,949
2024	1,264,550
Thereafter	48,875
$206,982,506

A summary of interest expense on deposits is as follows:

	Years ended
	December 31,
	2019	2018	2017

Transaction accounts	$6,144,802	$4,427,407	$2,394,549
Savings accounts	119,730	105,592	58,384
Certificate accounts	4,754,944	2,524,098	1,309,629
Early withdrawal penalties	(28,023)	(33,811)	(10,997)
	$10,991,453	$7,023,286	$3,751,565

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $53,548,000 and $64,032,000 as of December 31, 2019 and 2018, respectively.

NOTE 12:     BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

December 31, 2019			December 31, 2018
Maturity Date	Amount	Weighted Average Rate	Maturity Date	Amount	Weighted Average Rate
2020	65,000,000	1.83%	2019	105,300,000	2.69%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 35% of assets, the Bank has the ability to borrow an additional $133.3 million from the FHLB, as of December 31, 2019.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $57.3 million as of December 31, 2019. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2019 and 2018.

Note Payable to Bank

During 2019, The Company increased an established note payable from $5.0 million to $11.2 million with another financial institution. The Bank has borrowed $11.2 million on this note as of December 31, 2019. The funds were used to provide additional capital for funding Bank asset growth and to redeem Hometown Bancshares subordinated debentures discussed in Note 13. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points (4.24% at December 31, 2019) and matures on June 30, 2024.

Line of Credit to Bank

During 2019, The Company established a $3.0 million revolving line of credit with another financial institution. No amounts were borrowed on this line as of December 31, 2019. The funds, if used, will be to provide additional capital for funding Bank asset growth or repurchasing outstanding common shares of stock. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points and matures on June 28, 2021.

NOTE 13:     SUBORDINATED DEBENTURES

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

As part of the April 2, 2018 acquisition of Hometown Bancshares, Inc., and pursuant to a Second Supplemental Indenture by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002. This Trust was formed for the purposes of issuing $6.0 million of Trust Preferred Securities. Hometown issued 30-year junior subordinated deferrable interest debentures to the Trust in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bore interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 was a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.5%. The interest payments by the Company to the Trust was used to pay the dividends payable by the Trust to the holders of the Trust Preferred Securities.

The Hometown Trust I Debentures had an original maturity date of November 7, 2032, however, the Company fully redeemed the debentures on July 5, 2019 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board.

NOTE 14:     INCOME TAXES

As of December 31, 2019 and 2018, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,218,000 as of December 31, 2019.

The provision for income taxes consists of:

	Years Ended
	December 31,
	2019	2018	2017

Taxes currently payable	$1,459,016	$1,230,427	$1,490,297
Deferred income taxes	224,142	624,386	68,340
Deferred income taxes related to 2017 Tax Act	-	-	1,012,112
	$1,683,158	$1,854,813	$2,570,749

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2019 and 2018 balance sheets are:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Allowances for loan losses	$1,825,853	$1,679,069
Writedowns on foreclosed assets held for sale	409,031	208,434
Unrealized loss on interest rate swaps	390,804	-
Deferred loan fees/costs	96,700	130,011
Unrealized loss on available-for-sale securities	-	468,298
Other purchase accounting adjustments	690,341	692,849
Tax credit partnerships and related tax credit carryforwards	1,354,315	1,543,723
Other	284,925	75,714
	5,051,969	4,798,098
Deferred tax liabilities:
FHLB stock dividends	(30,062)	(31,941)
Unrealized gain on interest rate swaps	-	(324,242)
Unrealized gain on available-for-sale securities	(262,217)	-
Accumulated depreciation	(598,785)	(704,543)
Other	(749,964)	(86,819)
	(1,641,028)	(1,147,545)
Net deferred tax asset	$3,410,941	$3,650,553

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,
	2019	2018	2017
Computed at statutory rate	21.0%	21.0%	34.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(2.3%)	(1.3%)	(10.2%)
Cash surrender value of life insurance	(1.0%)	(1.1%)	(2.1%)
Tax exempt interest	(1.1%)	(1.4%)	(3.0%)
Non-dedecutible merger costs	-	1.0%	-
Impact of 2017 Tax Act	-	-	13.1%
Other	(1.4%)	2.0%	1.5%
Actual effective rate	15.2%	20.2%	33.3%

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

As part of the acquisition of Hometown, the Company acquired net operating loss (NOL) carryforwards that Hometown had accumulated through acquisition date. The Company estimates the amount of NOL that it expects to utilize in the future will be approximately $1,900,000 and has recorded a deferred tax asset related to the NOL, which is included in the purchase accounting adjustments above.

NOTE 15:     DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale securities: Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. government agencies, municipals, U.S. corporate and government sponsored and other mortgage-backed securities. The Company has no Level 3 securities.

Derivative financial instruments (Cash flow hedges): The Company’s open derivative positions are interest rate swap agreements. Those classified as Level 2 open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018 (dollar amounts in thousands):

As of December 31, 2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$2,488	$-	$2,488
Municipals	-	36,175	-	36,175
Corporates	-	15,535	-	15,535
Mortgage-backed securities - private label	-	13,811	-	13,811
Government sponsored mortgage-backed securities and SBA loan pools	-	50,236	-	50,236
Available-for-sale securities	$-	$118,245	$-	$118,245

Financial liabilities:
Interest Rate Swaps	$-	$1,628	$-	$1,628

As of December 31, 2018
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Municipals	$-	$33,770	$-	$33,770
Corporates	-	3,019	-	3,019
Government sponsored mortgage-backed securities and SBA loan pools	-	49,477	-	49,477
Available-for-sale securities	$-	$86,266	$-	$86,266

Interest Rate Swaps	$-	$1,272	$-	$1,272

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2019	$-	$-	$1,483	$1,483

December 31, 2018	$-	$-	$10,428	$10,428

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2019	$-	$-	$233	$233

December 31, 2018	$-	$-	$909	$909

There were no transfers between valuation levels for any asset during the years ended December 31, 2019 or 2018. If transfers are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,483	Market Comparable	Discount to reflect realizable value	0%	-	100%	(22%	)
Foreclosed assets held for sale	$233	Market Comparable	Discount to reflect realizable value	30%	-	30%	(30%	)

	Fair Value December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$10,428	Market Comparable	Discount to reflect realizable value	0%	-	100%	(8%	)
Foreclosed assets held for sale	$909	Market Comparable	Discount to reflect realizable value	25%	-	34%	(30%	)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$92,671,909	$92,671,909	1	$34,121,642	$34,121,642	1
Interest-bearing time deposits at other institutions	250,000	250,315	2	-	-	-
Held-to-maturity securities	-	-	-	11,794	11,850	2
Federal Home Loan Bank stock	3,757,500	3,757,500	2	5,387,200	5,387,200	2
Mortgage loans held for sale	2,786,564	2,786,564	2	1,516,849	1,516,849	2
Loans, net	720,732,402	723,363,117	3	778,298,606	783,910,789	3
Interest receivable	3,511,875	3,511,875	2	3,390,944	3,390,944	2
Financial liabilities:
Deposits	821,406,532	822,046,988	2	749,618,822	747,903,071	2
FHLB advances	65,000,000	65,015,635	2	105,300,000	105,325,386	2
Subordinated debentures	15,465,000	15,465,000	3	21,760,829	21,760,829	3
Note payable to bank	11,200,000	11,200,000	3	5,000,000	5,000,000	3
Interest payable	793,746	793,746	2	821,811	821,811	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

NOTE 16:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote regarding loans.

NOTE 17:     EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2019, restricted stock for 69,803 shares of Common Stock and 55,823 of performance stock units has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2019, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2017	60,000	50,000	$19.95
Granted	-	-	-
Exercised	(3,000)	-	5.19
Forfeited	(11,000)	(25,000)	29.48
Balance outstanding as of December 31, 2017	46,000	25,000	$15.74
Granted	-	-	-
Exercised	(13,500)	(10,000)	7.07
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of December 31, 2018	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(12,500)	(5,000)	5.12
Forfeited	-	-
Balance outstanding as of December 31, 2019	-	-	$-
Options exercisable as of December 31, 2019	-	-	$-

The total intrinsic value of outstanding stock options was $0 and $292,200 at December 31, 2019 and 2018, respectively. The total intrinsic value of outstanding exercisable stock options was $0 and $292,200 at December 31, 2019 and 2018, respectively. There were no options that vested during 2019, 2018 and 2017.

Restricted Stock

	Number of shares	Weighted Average Grant- Fair Value
Balance of shares non-vested as of January 1, 2017	60,955	$13.62
Granted	13,386	20.33
Vested	(28,791)	12.29
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	45,550	$16.44
Granted	13,338	22.41
Vested	(26,539)	16.40
Forfeited	-	-
Balance of shares non-vested as of December 31, 2018	32,349	$18.93
Granted	15,434	23.85
Vested	(20,771)	17.67
Forfeited	(2,634)	22.38
Balance of shares non-vested as of December 31, 2019	24,378	$22.75

In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In February 2017, the Company granted 6,960 shares of restricted stock to directors pursuant to the 2015 Equity Plan of which 6,195 have a cliff vesting at the end of one year and thus, expensed over that same period and 765 shares have a cliff vesting at the end of three years, and thus, expensed over that same period. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2019, 2018 and 2017 was $131,443, $138,200 and $135,274, respectively.

During 2019, 2018 and 2017, the Company granted 9,932, 7,486 and 6,426 shares of restricted stock to officers that all have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2019, 2018 and 2017 was $149,279, $183,815 and $210,008, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2017	-	$-
Granted	55,823	20.48
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of December 31, 2017	55,823	$20.48
Granted	-	-
Vested	-	-
Forfeited	(8,501)	20.48
Balance of shares non-vested as of December 31, 2018	47,322	$20.48
Granted	-	-
Vested	(30,919)	20.48
Forfeited	(16,403)	20.48
Balance of shares non-vested as of December 31, 2019	-	$-

On March 29, 2017, the Company granted restricted stock units representing 55,823 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 29, 2017 to December 31, 2019 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Total Assets (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $20.48 per share. The expense was being recognized over the applicable vesting period. Due to the fact that the measurements could not be determined at the time of the grant, the Company estimated that the most likely outcome was the achievement of the target level. Upon vesting at December 31, 2019, the conversion rate of the PSUs was 65.33% (or 30,919 common shares) based on the achievement of the pre-established performance metrics noted above. The total amount of expense for restricted stock units during the years ended December 31, 2019, 2018 and 2017 was $359,606, $263,204 and $153,242, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards, restricted stock units and stock options. Expense recognized for the years ended December 31, 2019, 2018 and 2017 was $640,328, $585,219 and $498,524, respectively. As of December 31, 2019, there was $219,100 of unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which will be recognized over the remaining vesting periods.

NOTE 18: NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category and clarifies the guidance for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on our consolidated financial statements but has had an impact on our fair value disclosures. See Note 15- Disclosures about Fair Value of Assets and Liabilities for further information regarding the valuation method for loans.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements” which provides additional transition options including allowing entities to not apply the lease standard to the comparative periods presented in their financial statements in the year of adoption. The Company adopted this standard along with certain practical expedients during the quarter ending March 31, 2019 adding operating Right of Use (“ROU”) assets and liabilities of $9,655,304. Additionally, the Company recorded initial balances for financing ROU assets and liabilities of $481,130. There was no significant impact made to the income statement.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee that is assessing our data and evaluating the impact of adopting ASU 2016-13. The Company has also selected a third-party vendor to assist in generating loan level cash flows and disclosures. Based on the results from larger SEC filers and preliminary internal calculations there is likely a significant financial impact of adopting this standard. Estimated amounts and decisions pertaining to implementation of this standard will be evaluated over the next several quarters.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  This standard has been delayed and is now effective for fiscal years beginning after December 15, 2022.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. Additional guidance on this Topic was released in October 2018 (ASU 2018-16), November 2019 (2019-10) and January 2020 (2020-01). The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  Implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 19:     OTHER EXPENSES

Other expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,	December 31,	December 31,
	2019	2018	2017
Directors compensation	$232,826	$235,060	$231,479
Outside services	164,930	122,715	73,966
Legal expense	313,520	249,572	261,088
Deposit expense	80,879	78,892	110,897
Office supplies	129,988	160,727	105,780
Telephone	143,411	183,732	173,160
Postage	197,775	175,614	138,864
Insurance	161,032	113,610	118,483
Supervisory exam	63,619	67,222	55,849
Accounting	387,102	453,000	207,652
Organization dues	170,017	172,259	155,121
Loan expense	417,736	410,177	361,389
Contributions	82,200	60,000	60,000
ATM expense	252,192	245,892	170,455
Other operating	1,007,578	1,210,112	637,961

	$3,804,805	$3,938,584	$2,862,144

NOTE 20:     RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2019	2018	2017

Balance, beginning of year	$5,797,809	$6,528,933	$5,822,136
New Loans	500,000	2,795,734	1,523,847
Repayments	(2,266,965)	(3,526,858)	(817,050)

Balance, end of year	$4,030,844	$5,797,809	$6,528,933

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 21:     COMMITMENTS AND CREDIT RISK

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

As of December 31, 2019 and 2018, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $6,690,000 and $5,600,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $5,446,000 and $12,218,000 as of December 31, 2019 and 2018, respectively, with terms ranging from 1 year to 5 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2019 and 2018, these letters of credit aggregated approximately $57,771,000 and $61,751,000.

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

As of December 31, 2019 and 2018, unused lines of credit to borrowers aggregated approximately $108,257,000 and $104,570,000, respectively, for commercial lines and $24,373,000 and $22,254,000, respectively, for open-end consumer lines.

NOTE 22:     DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2019, the Company reported a $795,612 unrealized loss, net of a $272,323 tax effect, in accumulated other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into an interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2019, the Company reported a $417,489 unrealized loss, net of a $142,899 tax effect, in accumulated other comprehensive income related to this cash flow hedge.

For each instrument, the Company documents at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the year ended December 31, 2019, there was no ineffectiveness attributable to either cash flow hedge.

As of December 31, 2019, based on current fair values, the Company pledged cash collateral of $1.9 million to its counterparty for the swaps. As of December 31, 2018, based on then current fair values, the counterparty had pledged cash collateral of $1.5 million to the Company.

A summary of the Company’s derivative financial instruments at December 31, 2019 and 2018 is shown in the following table:

						December 31, 2019
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	December 31, 2019	December 31, 2018

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(1,067,935)	$1,271,538

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(560,388)	-

The following table presents the net amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Years ended December 31,
Type	Classfication	2019	2018

Interest rate swap - FHLB Advances	Interest expense	$(155,062)	$(60,388)

Interest rate swap - Subordinated Debentures	Interest expense	$24,065	-

NOTE 23:     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	Years ended December 31,
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:
	2019	2018

Net unrealized gain (loss) on available-for-sale securities	$1,092,554	$(1,836,462)
Net unrealized gain (loss) on interest rate swap instrument	(1,628,323)	1,271,538
	(535,769)	(564,924)

Tax effect	104,734	112,168
Net-of-tax amount	$(431,035)	(452,756)

NOTE 24:     CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2019 and 2018, and statements of income, comprehensive income and cash flows for the years ended December 31, 2019, 2018 and 2017 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2019	2018
Assets
Cash	$1,783,729	$1,476,735
Investment in subsidiary	108,504,578	104,786,630
Investment in Capital Trusts	465,000	651,000
Prepaid expenses and other assets	336,796	132,946
Deferred and receivable income taxes	1,625,872	1,006,823
	$112,715,975	$108,054,134
Liabilities
Subordinated debentures	$15,465,000	$21,760,829
Note payable	11,200,000	5,000,000
Accrued expenses and other liabilities	1,412,193	807,813
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	691,950	690,200
Additional paid-in capital	51,908,867	51,382,585
Retained earnings	72,860,750	65,829,687
Accumulated other comprehensive loss	(431,035)	(452,756)
Treasury stock	(40,398,650)	(36,971,124)
	$112,715,975	$108,054,134

Condensed Statements of Income	Years ended December 31,
	2019	2018	2017

Income
Dividends from subsidiary bank	$8,000,000	$14,000,000	$2,000,000
Interest income:
Other	40,855	31,016	19,017
	8,040,855	14,031,016	2,019,017
Expense
Interest expense	362,079	120,503	631,202
Other	2,439,799	2,773,018	1,158,462
	2,801,878	2,893,521	1,789,664
Income before income taxes and equity in undistributed income of subsidiaries	5,238,977	11,137,495	229,353
Credit for income taxes	(721,649)	(780,131)	(689,813)
Income before equity in undistributed earnings of subsidiaries	5,960,626	11,917,626	919,166
Equity in undistributed income of subsidiaries	3,454,464	(4,585,747)	4,238,498
Net income	$9,415,090	$7,331,879	$5,157,664

Condensed Statements of Cash Flows	Years ended December 31,
	2019	2018	2017

Cash Flows From Operating Activities

Net income	$9,415,090	$7,331,879	$5,157,664
Items not requiring (providing) cash:
(Equity in undistributed income) distributions in excess of subsidiaries	(3,454,464)	4,585,747	(4,238,498)
Deferred income taxes	(633,608)	(196,399)	-
Accretion of purchase accounting adjustment	(109,829)	(65,897)	-
Stock award plan expense	615,385	517,053	466,469
Changes in:
Prepaid expenses and other assets	(28,124)	(113,711)	(73,584)
Income taxes payable/refundable	157,458	(341,404)	(420,444)
Accrued expenses	(26,374)	(1,360,728)	2,390
Net cash provided by operating activities	5,935,534	10,356,540	893,997

Cash Flows From Investing Activities
Capital contributions to subsidiary bank	-	(5,000,000)	-
Cash paid for acquistion	-	(4,627,810)	-
Net cash used in investing activities	-	(9,627,810)	-

Cash Flows From Financing Activities
Proceeds from stock options exercised	90,000	166,230	15,570
Cash dividends paid on common stock	(2,313,661)	(2,132,221)	(1,767,486)
Proceeds from issuance of notes payable	7,450,000	5,000,000	-
Repayment of notes payable	(1,250,000)	(3,000,000)	-
Repayment of Capital Trust	(6,000,000)
Treasury Stock purchased	(3,604,879)	-	-
Net cash provided by (used in) financing activities	(5,628,540)	34,009	(1,751,916)

Increase (Decrease) in cash	306,994	762,739	(857,919)

Cash, beginning of year	1,476,735	713,996	1,571,915

Cash, end of year	$1,783,729	$1,476,735	$713,996

Statements of Comprehensive Income	Years ended December 31,
	2019	2018	2017
NET INCOME	$9,415,090	$7,331,879	$5,157,664
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	-	-	-
Change in unrealized loss on interest rate swaps, before income taxes	(560,388)
Income tax expense (benefit) related to other items of comprehensive income	(142,899)	-	-
Other comprehensive loss	(417,489)	-	-
Comprehensive income (loss) of Bank	439,210	(246,563)	1,103,048
TOTAL COMPREHENSIVE INCOME	$9,436,811	$7,085,316	$6,260,712

NOTE 25: SUBSEQUENT EVENT

On February 28, 2020, the Company authorized a new share repurchase plan for up to 250,000 shares of its outstanding common stock. The plan is authorized through December 31, 2022. Shares of common stock may be repurchased through open market transactions or privately negotiated transactions, pursuant to a trading plan in accordance with applicable securities laws. The timing and amount of share repurchases will be depend on several factors, including the market price of the common stock, general market and economic conditions, legal and regulatory requirements and the Company’s financial performance. The share repurchase plan does not obligate the Company to acquire any particular number shares, and the Board of Directors may modify, amend or terminate the plan at any time.

NOTE 26:     UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2019, Quarter ended
	Mar-19	Jun-19	Sep-19	Dec-19
Interest income	$11,096,436	$11,299,507	$11,581,621	$11,248,939
Interest expense	3,321,718	3,449,152	3,459,478	3,304,666
Net interest income	7,774,718	7,850,355	8,122,143	7,944,273
Provision for loan losses	-	100,000	100,000	-
Gain on loans and investment securities	645,469	888,300	1,055,589	752,688
Other noninterest income, net	918,866	1,045,038	881,541	917,402
Noninterest expense	6,843,559	6,826,483	6,953,456	6,874,636
Income before income taxes	2,495,494	2,857,210	3,005,817	2,739,727
Provision for income taxes	375,130	428,711	455,275	424,042
Net income available to common shareholders	$2,120,364	$2,428,499	$2,550,542	$2,315,685
Basic income per common share	$0.48	$0.55	$0.58	$0.54
Diluted income per common share	$0.47	$0.54	$0.57	$0.53

	Year Ended December 31, 2018, Quarter ended
	Mar-18	Jun-18	Sep-18	Dec-18
Interest income	$7,956,316	$10,379,125	$13,377,875	$11,532,388
Interest expense	1,925,064	2,406,858	2,648,869	2,946,828
Net interest income	6,031,252	7,972,267	10,729,006	8,585,560
Provision for loan losses	225,000	500,000	200,000	300,000
Gain on loans and investment securities	553,602	831,919	858,254	609,521
Other noninterest income, net	765,437	1,121,893	603,504	1,207,810
Noninterest expense	5,475,855	10,222,637	6,665,849	7,093,992
Income before income taxes	1,649,436	(796,558)	5,324,915	3,008,899
Provision for income taxes	293,691	(453,574)	1,390,673	624,023
Net income available to common shareholders	$1,355,745	$(342,984)	$3,934,242	$2,384,876
Basic income per common share	$0.31	$(0.08)	$0.89	$0.54
Diluted income per common share	$0.30	$(0.08)	$0.88	$0.53

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 18 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842.

/s/BKD, LLP

We have served as the Company’s auditor since 1980.

Springfield, Missouri

March 13, 2020

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2019, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Guaranty Federal Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2020, expressed an unqualified opinion.

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

March 13, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "First Proposal: Election of Directors" (excluding any information contained under the section captioned “Meetings and Committees of the Board of Directors”) of the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics, and it applies to all of the members of the Board of Directors, officers and employees of the Company (including the Bank), with special emphasis on compliance by the directors of the Company and the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller or persons performing similar functions for the Company. The Company’s Code of Conduct and Ethics is available on the Company’s website at www.gbankmo.com and may be accessed by logging onto the Company’s website and clicking on the “Disclosures” link and then the “Code of Conduct” link. You will then be able to click on, and access, the Company’s Code of Conduct and Ethics. Amendments to, and waivers granted under, the Company’s Code of Conduct and Ethics, if any, will be posted to the Company’s website as well.

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

Additional information required by this item is contained in the section captioned "Information about our Executive Officers of the Registrant" in Item 1 of this report.

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

The following table sets forth information as of December 31, 2019 with respect to equity plans under which shares of the Company’s common stock may be issued:

2019 Equity Compensation Plan Information
(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	-	$-	171,179

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	171,179

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this report or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, between Guaranty Federal Bancshares, Inc. and Hometown Bancshares, Inc. dated November 30, 2017 (1)
3.1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (2)
3.2	Bylaws of Guaranty Federal Bancshares, Inc., as amended (3)
4.1	Description of the Registrant’s Securities†
10.1	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(4)
10.2	Guaranty Federal Bancshares, Inc. 2015 Equity Plan *(5)
10.3	Employment Agreement dated March 24, 2014 between the Company and Shaun A. Burke * (6)
10.4	Employment Agreement dated March 24, 2014 between the Company and Carter M. Peters (7)*
10.5	Employment Agreement dated March 24, 2014 between the Company and Robin E. Robeson (8)*
10.6	Employment Agreement dated March 24, 2014 between the Company and Sheri D. Biser (9)*
10.7	Amendment to Employment Agreement dated June 1, 2016 between the Company and Shaun A. Burke (10)*

10.8	Amendment to Employment Agreement dated June 1, 2016 between the Company and Carter M. Peters (11)*
10.9	Amendment to Employment Agreement dated June 1, 2016 between the Company and Robin E. Robeson (12)*
10.10	Amendment to Employment Agreement dated June 1, 2016 between the Company and Sheri D. Biser (13)*
10.11	Written Description of 2017 Executive Long-Term Incentive Performance Share Plan for Shaun A. Burke (14)*
10.12	Written Description of 2017 Executive Long-Term Incentive Performance Share Plan for Carter Peters (15)*
10.13	Written Description of 2017 Executive Long-Term Incentive Performance Share Plan for Robin Robeson (16)*
10.14	Written Description of 2017 Executive Long-Term Incentive Performance Share Plan for Sheri Biser (17)*
10.15	Written Description of 2019 Executive Incentive Compensation Annual Plan for Shaun A. Burke (18)*
10.16	Written Description of 2019 Executive Incentive Compensation Annual Plan for Carter Peters (19)*
10.17	Written Description of 2019 Executive Incentive Compensation Annual Plan for Robin Robeson (20)*
10.18	Written Description of 2019 Executive Incentive Compensation Annual Plan for Sheri Biser (21)*
21	Subsidiaries of the Registrant†
23	Consent of BKD, LLP†
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act†
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act†
32	Officer certifications pursuant to 18 U.S.C. Section 1350†
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

* Management contract or compensatory plan or arrangement

† Filed herewith

(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2017 and incorporated herein by reference.
(2)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(3)	Filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(4)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(7)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(8)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(9)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(10)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(11)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(12)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(13)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(14)	Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference
(15)	Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference
(16)	Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference
(17)	Filed as Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on March 31, 2017 and incorporated herein by reference
(18)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019 and incorporated herein by reference
(19)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019 and incorporated herein by reference
(20)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019 and incorporated herein by reference
(21)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 20, 2019 and incorporated herein by reference

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 13, 2020	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
and Director
(Principal Executive Officer)
Date:	March 13, 2020	Date:	March 13, 2020

By:	/s/ Carter M. Peters	By:	/s/ James R. Batten
	Carter M. Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 13, 2020	Date:	March 13, 2020

By:	/s/ John F. Griesemer	By:	/s/ James L. Sivils, III
	John F. Griesemer		James L. Sivils, III
	Director		Director
Date:	March 13, 2020	Date:	March 13, 2020

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 13, 2020	Date:	March 13, 2020

By:	/s/ Kurt D. Hellweg	By:	/s/ Tony Scavuzzo
	Kurt D. Hellweg		Tony Scavuzzo
	Director		Director
Date:	March 13, 2020	Date:	March 13, 2020

124