Form 10-Q
period 2020-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2020-05-08
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, Par Value $0.10 per share	4,364,895 Shares

GUARANTY FEDERAL BANCSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$6,117,380	$5,114,067
Interest-bearing demand deposits in other financial institutions	78,226,550	87,557,842
Cash and cash equivalents	84,343,930	92,671,909
Interest-bearing time deposits at other financial institutions	3,534,996	250,000
Available-for-sale securities	140,009,454	118,245,314
Stock in Federal Home Loan Bank, at cost	3,212,100	3,757,500
Mortgage loans held for sale	1,980,896	2,786,564
Loans receivable, net of allowance for loan losses of March 31, 2020 - $8,049,264 and December 31, 2019 - $7,607,587, respectively	721,062,691	720,732,402
Accrued interest receivable	3,533,856	3,511,875
Prepaid expenses and other assets	8,665,137	8,862,954
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,384,660	2,503,910
Foreclosed assets held for sale	869,120	991,885
Premises and equipment, net	18,798,539	19,164,496
Operating lease right-of-use asset	8,909,359	9,052,941
Bank owned life insurance	24,849,192	24,698,438
Deferred and receivable income taxes	4,043,186	3,359,455
	$1,027,632,098	$1,012,024,625
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$849,535,941	$821,406,532
Federal Home Loan Bank advances	50,000,000	65,000,000
Subordinated debentures	15,465,000	15,465,000
Note payable to bank	11,200,000	11,200,000
Advances from borrowers for taxes and insurance	397,406	268,200
Accrued expenses and other liabilities	7,499,612	4,153,762
Operating lease liabilities	8,971,587	9,105,503
Accrued interest payable	799,338	793,746
	943,868,884	927,392,743
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2020 and December 31, 2019 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,272,429	51,908,867
Retained earnings, substantially restricted	74,310,860	72,860,750
Accumulated other comprehensive loss	(2,416,894)	(431,035)
	123,858,345	125,030,532
Treasury stock, at cost; March 31, 2020 and December 31, 2019 - 2,554,608 and 2,582,041 shares, respectively	(40,095,131)	(40,398,650)
	83,763,214	84,631,882
	$1,027,632,098	$1,012,024,625

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	3/31/2020	3/31/2019
Interest Income
Loans	$9,553,381	$10,303,185
Investment securities	884,428	597,534
Other	361,048	195,717
	10,798,857	11,096,436
Interest Expense
Deposits	2,494,302	2,606,220
FHLB advances	273,596	356,576
Subordinated debentures	195,772	291,352
Other	122,855	67,570
	3,086,525	3,321,718
Net Interest Income	7,712,332	7,774,718
Provision for Loan Losses	500,000	-
Net Interest Income After Provision for Loan Losses	7,212,332	7,774,718
Noninterest Income
Service charges	409,204	401,832
Gain (loss) on sale of investment securities	27,899	(30,648)
Gain on sale of mortgage loans held for sale	543,411	425,998
Gain on sale of Small Business Administration loans	-	250,119
Commercial loan referral income	555,490	-
Net loss on foreclosed assets	(6,926)	(19,057)
Other income	570,054	536,091
	2,099,132	1,564,335
Noninterest Expense
Salaries and employee benefits	3,949,614	3,959,320
Occupancy	1,151,089	1,133,363
FDIC deposit insurance premiums	-	99,535
Data processing	597,614	388,944
Advertising	122,250	150,000
Amortization of core deposit intangible	119,250	119,250
Other expense	858,812	993,147
	6,798,629	6,843,559
Income Before Income Taxes	2,512,835	2,495,494
Provision for Income Taxes	407,990	375,130
Net Income Available to Common Shareholders	$2,104,845	$2,120,364

Basic Income Per Common Share	$0.49	$0.48
Diluted Income Per Common Share	$0.49	$0.47

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	3/31/2020	3/31/2019
NET INCOME	$2,104,845	$2,120,364
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	1,017,554	1,572,967
Change in unrealized loss on interest rate swaps, before income taxes	(3,602,643)	(1,092,487)
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(27,899)	30,648
Total other items of comprehensive income	(2,612,988)	511,128
Income tax expense (benefit) related to other items of comprehensive income	(627,129)	130,337
Other comprehensive income (loss)	(1,985,859)	380,791
TOTAL COMPREHENSIVE INCOME	$118,986	$2,501,155

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882
Net income	-	-	-	2,104,845	-	2,104,845
Other comprehensive loss	-	-	-	-	(1,985,859)	(1,985,859)
Dividends on common stock ($0.15 per share)	-	-	-	(654,735)	-	(654,735)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(636,438)	693,787	-	-	57,349
Balance, March 31, 2020	$691,950	$51,272,429	$(40,095,131)	$74,310,860	$(2,416,894)	$83,763,214

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	$691,200	$51,379,796	$(36,748,335)	$67,367,234	$(71,965)	$82,617,930

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	3/31/2020	3/31/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,104,845	$2,120,364
Items not requiring (providing) cash:
Deferred income taxes	(122,539)	116,506
Depreciation and amortization	507,396	493,238
Provision for loan losses	500,000	-
Gain on sale of Small Business Administration loans	-	(250,119)
Gain on sale of mortgage loans held for sale and investment securities	(571,310)	(395,350)
Loss (gain) on sale of foreclosed assets	84,106	(6,043)
Gain on sale of premises, equipment and other assets	-	(6,069)
Amortization of deferred income, premiums and discounts, net	213,234	63,406
Amortization of intangible assets	119,250	119,250
Stock award plan expense	57,349	169,100
Accretion of purchase accounting adjustments	(209,557)	(426,142)
Origination of loans held for sale	(18,621,836)	(15,877,396)
Proceeds from sale of loans held for sale	19,970,915	14,972,988
Increase in cash surrender value of bank owned life insurance	(150,754)	(111,186)
Changes in:
Accrued interest receivable	(21,981)	(382,266)
Prepaid expenses and other assets	166,840	(1,262,913)
Accounts payable and accrued expenses	(454,273)	(113,096)
Income taxes receivable/payable	295,870	(79,260)
Net cash provided by (used in) operating activities	3,867,555	(854,988)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(857,319)	18,198,692
Principal payments on available-for-sale securities	4,050,674	1,433,177
Principal payments on held-to-maturity securities	22	736
Proceeds from maturities of available-for-sale securities	1,450,000	-
Purchase of premises and equipment	(131,773)	(153,664)
Purchase of available-for-sale securities	(35,896,426)	(17,536,729)
Proceeds from sale of available-for-sale securities	6,263,367	5,057,584
Redemption of FHLB stock	545,400	2,145,700
Purchase of tax credit investments	-	(3,168,435)
Proceeds from sale of foreclosed assets held for sale	162,793	158,230
Net cash provided by (used in) investing activities	(24,413,262)	6,135,291
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	38,327,551	48,453,425
Net increase (decrease) in certificates of deposit	(10,198,142)	8,790,226
Proceeds from FHLB advances	10,000,000	35,045,000
Repayments of FHLB advances	(25,000,000)	(88,245,000)
Proceeds from issuance of notes payable	1,000,000	-
Repayments of notes payable	(1,000,000)	-
Advances from borrowers for taxes and insurance	129,206	132,018
Stock options exercised	-	51,900
Cash dividends paid	(650,619)	(580,253)
Treasury stock purchased	(390,268)	-
Net cash provided by financing activities	12,217,728	3,647,316
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,327,979)	8,927,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,671,909	34,121,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,343,930	$43,049,261

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:	Basis of Presentation

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.

Note 2:	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:	Acquisition

On April 2, 2018, the Company completed the acquisition of Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”), including its wholly owned bank subsidiary, Hometown Bank, National Association. Under the terms of the Agreement and Plan of Merger, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was recorded as a result of the transaction and is not deductible for tax purposes.

Note 4:	Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2020
Debt Securities:
U. S. government agencies	$2,499,762	$15,578	$-	$2,515,340
Municipals	43,680,501	1,528,568	(161,032)	45,048,037
Corporates	21,655,250	255,018	(369,281)	21,540,987
Mortgage-backed securities - private label	14,239,775	1,638	(680,781)	13,560,632
Government sponsored asset-backed securities and SBA loan pools	55,850,994	1,631,109	(137,645)	57,344,458
	$137,926,282	$3,431,911	$(1,348,739)	$140,009,454

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
Debt Securities:
U. S. government agencies	$2,499,755	$-	$(11,962)	$2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

Maturities of available-for-sale debt securities as of March 31, 2020:

	Amortized Cost	Approximate Fair Value
1-5 years	$150,000	$150,243
6-10 years	25,335,491	25,396,479
After 10 years	42,350,022	43,557,642
Mortgage-backed securities - private label not due on a single maturity date	14,239,775	13,560,632
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	55,850,994	57,344,458
	$137,926,282	$140,009,454

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $5,366,199 and $5,261,664 as of March 31, 2020 and December 31, 2019, respectively. The approximate fair value of pledged securities amounted to $5,533,377 and $5,358,929 as of March 31, 2020 and December 31, 2019, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $58,587 and $7,382 and gross losses of $30,688 and $38,030 as of March 31, 2020 and March 31, 2019, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $5,859 and ($7,662) as of March 31, 2020 and March 31, 2019, respectively.

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

          Certain other investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2020 and December 31, 2019, was $30,047,406 and $42,570,363, respectively, which is approximately 21% and 36% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

As of March 31, 2020
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipals	$4,865,016	$(161,032)	$-	$-	$4,865,016	$(161,032)
Corporates	6,697,422	(369,281)	-	-	6,697,422	(369,281)
Mortgage-backed securities - private label	12,527,985	(680,781)	-	-	12,527,985	(680,781)
Government sponsored asset-backed securities and SBA loan pools	5,956,983	(137,645)	-	-	5,956,983	(137,645)
	$30,047,406	$(1,348,739)	$-	$-	$30,047,406	$(1,348,739)

As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,487,795	$(11,962)	$-	$-	$2,487,795	$(11,962)
Municipals	7,083,208	(125,693)	-	-	7,083,208	(125,693)
Corporates	2,452,005	(14,945)	-	-	2,452,005	(14,945)
Mortgage-backed securities - private label	9,416,669	(29,392)	-	-	9,416,669	(29,392)
Government sponsored mortgage-backed securities and SBA loan pools	18,112,148	(125,906)	3,018,538	(67,548)	21,130,686	(193,454)
	$39,551,825	$(307,898)	$3,018,538	$(67,548)	$42,570,363	$(375,446)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at March 31, 2020 and December 31, 2019 include:

	March 31,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$124,387,549	$118,823,731
Multi-family	82,548,977	87,448,418
Real estate - construction	73,114,249	77,308,551
Real estate - commercial	300,704,999	300,619,387
Commercial loans	118,181,468	114,047,753
Consumer and other loans	30,861,203	30,666,185
Total loans	729,798,445	728,914,025
Less:
Allowance for loan losses	(8,049,264)	(7,607,587)
Deferred loan fees/costs, net	(686,490)	(574,036)
Net loans	$721,062,691	$720,732,402

Classes of loans by aging at March 31, 2020 and December 31, 2019 were as follows:

As of March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$837	$-	$660	$1,497	$122,891	$124,388	$-
Multi-family	-	-	-	-	82,549	82,549	-
Real estate - construction	1,825	-	-	1,825	71,289	73,114	-
Real estate - commercial	1,549	244	359	2,152	298,553	300,705	-
Commercial loans	31	173	214	418	117,763	118,181	-
Consumer and other loans	31	-	216	247	30,614	30,861	-
Total	$4,273	$417	$1,449	$6,139	$723,659	$729,798	$-

As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$83	$437	$125	$645	$118,179	$118,824	$-
Multi-family	-	-	-	-	87,448	87,448	-
Real estate - construction	338	-	-	338	76,971	77,309	-
Real estate - commercial	-	-	43	43	300,576	300,619	-
Commercial loans	134	105	17	256	113,792	114,048	-
Consumer and other loans	48	26	-	74	30,592	30,666	-
Total	$603	$568	$185	$1,356	$727,558	$728,914	$-

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$2,136,793	$2,398,379
Multi-family	-	-
Real estate - construction	4,423,691	3,738,410
Real estate - commercial	3,292,149	2,941,143
Commercial loans	1,103,678	855,761
Consumer and other loans	186,824	69,784
Total	$11,143,135	$10,003,477

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2020 and 2019:

Three months ended March 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(120)	304	152	9	237	55	(137)	$500
Losses charged off	-	-	-	-	(32)	(62)	-	$(94)
Recoveries	-	6	1	-	15	13	-	$35
Balance, end of period	$1,629	$2,577	$1,154	$755	$1,349	$449	$136	$8,049

Three months ended March 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(490)	43	85	53	39	44	226	$-
Losses charged off	-	-	-	-	(234)	(54)	-	$(288)
Recoveries	120	1	4	-	9	5	-	$139
Balance, end of period	$1,936	$2,137	$1,386	$694	$974	$368	$352	$7,847

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2020 and December 31, 2019:

March 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Ending balance: individually evaluated for impairment	$596	$32	$184	$-	$311	$25	$-	$1,148
Ending balance: collectively evaluated for impairment	$1,033	$2,545	$970	$755	$1,035	$424	$136	$6,898
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$3	$-	$-	$3
Loans:
Ending balance: individually evaluated for impairment	$4,424	$807	$2,137	$-	$943	$303	$-	$8,614
Ending balance: collectively evaluated for impairment	$68,690	$297,255	$122,251	$82,549	$117,060	$30,558	$-	$718,363
Ending balance: loans acquired with deteriorated credit quality	$-	$2,643	$-	$-	$178	$-	$-	$2,821

As of December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

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

The following table summarizes the recorded investment in impaired loans at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$967	$967	$-	$1,392	$1,392	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	2,929	2,929	-	3,199	3,199	-
Commercial loans	17	17	-	33	33	-
Consumer and other loans	114	114	-	70	70	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,170	$1,170	$184	$1,221	$1,221	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,424	5,657	596	4,742	5,975	553
Real estate - commercial	521	521	32	162	162	24
Commercial loans	1,104	1,104	314	999	999	301
Consumer and other loans	189	189	25	150	150	21
Total
Real estate - residential mortgage:
One to four family units	$2,137	$2,137	$184	$2,613	$2,613	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,424	5,657	596	4,742	5,975	553
Real estate - commercial	3,450	3,450	32	3,361	3,361	24
Commercial loans	1,121	1,121	314	1,032	1,032	301
Consumer and other loans	303	303	25	220	220	21
Total	$11,435	$12,668	$1,151	$11,968	$13,201	$1,096

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2020		March 31, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,091	$-	$1,079	$1
Multi-family	-	-	5,938	-
Real estate - construction	-	-	-	-
Real estate - commercial	2,765	-	3,472	4
Commercial loans	19	-	232	-
Consumer and other loans	99	2	216	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,173	$-	$3,011	$-
Multi-family	-	-	-	-
Real estate - construction	3,939	-	3,805	-
Real estate - commercial	281	-	726	-
Commercial loans	904	-	667	-
Consumer and other loans	169	-	120	-
Total
Real estate - residential mortgage:
One to four family units	$2,264	$-	$4,090	$1
Multi-family	-	-	5,938	-
Real estate - construction	3,939	-	3,805	-
Real estate - commercial	3,046	-	4,198	4
Commercial loans	923	-	899	-
Consumer and other loans	268	2	336	-
Total	$10,440	$2	$19,266	$5

At March 31, 2020, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Real estate - residential mortgage:
One to four family units	$1,001,925	$1,163,782
Multi-family	-	-
Real estate - construction	4,423,691	3,738,409
Real estate - commercial	764,874	161,491
Commercial loans	854,075	572,683
Consumer and other loans	-	-
Total	$7,044,565	$5,636,365

The Bank has allocated $1,019,222 and $927,216 of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2020 and December 31, 2019, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending March 31, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Real estate-Multi-Family: Loans secured by multi-family residential real estate generally involve a greater degree of credit risk that one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Banks’s market areas.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2020 and December 31, 2019:

March 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$68,611	$290,039	$120,947	$82,549	$104,154	$29,784	$696,084
Special Mention	-	2,074	850	-	8,893	-	11,817
Substandard	4,503	8,592	2,591	-	5,134	1,077	21,897
Doubtful	-	-	-	-	-	-	-
Total	$73,114	$300,705	$124,388	$82,549	$118,181	$30,861	$729,798

December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$73,489	$292,674	$115,622	$87,448	$100,658	$29,666	$699,557
Special Mention	-	1,476	535	-	8,793	-	10,804
Substandard	3,820	6,469	2,667	-	4,597	1,000	18,553
Doubtful	-	-	-	-	-	-	-
Total	$77,309	$300,619	$118,824	$87,448	$114,048	$30,666	$728,914

The above amounts include purchased credit impaired loans. At March 31, 2020, purchased credit impaired loans comprised of $2.8 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $555,490 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Note 6: Accounting for Certain Loans Acquired

As part of the Hometown acquisition in 2018, certain loans were acquired that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at March 31, 2020 and December 31, 2019. The amount of these loans is shown below:

	March 31,	December 31,
	2020	2019
	(In Thousands)	(In Thousands)
Real estate - commercial	$3,018	$3,069
Commercial loans	232	242
Consumer and other loans	-	-
Outstanding balance	$3,250	$3,311
Carrying amount, net of fair value adjustment of $429 at March 31, 2020 and $476 at December 31, 2019	$2,821	$2,835

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three months ended March 31, 2020:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$(69)	$265
Additions	-	-
Accretion	(49)	(35)
Reclassification from nonaccretable difference	2	-
Disposals	-	-
Balance at end of period	$(116)	$230

During the three months ended March 31, 2020, the Company increased the allowance for loan losses related to these purchased credit impaired loans by $2,718.

Note 7: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2020. Goodwill amounts are not deductible for tax purposes.

Also as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,135)	(1,016)
Core deposit intangible, net	2,385	2,504
Remaining balance	$3,820	$3,939

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2020 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2020	$358
	2021	477
	2022	477
	2023	477
	2024	477
	Therafter	119
	Total	$2,385

Note 8: Leases

During the first quarter of 2019, the Company adopted ASU 2016-02, “Leases”. As of March 31, 2020, the Company had recorded operating Right of Use (“ROU”) assets of $8,909,359 and corresponding operating ROU liabilities of $8,971,587. At December 31, 2019, operating ROU assets were $9,052,941 with corresponding liabilities of $9,105,503. Additionally, as of March 31, 2020, the Company had financing ROU assets and liabilities of $407,603 compared to balances of $438,580 as of December 31, 2019. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31,	March 31,
	2020	2019
	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$30,977	$27,645
Interest on lease liabilities	2,096	1,720
Operating lease cost	272,335	270,042
Sublease income	(12,300)	(10,300)

Total lease costs	$293,108	$289,107

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.3
Weighted-average remaining lease term - operating leases (in years)	14.9
Weighted-average discount rate - financing leases	1.96%
Weighted-average discount rate - operating leases	5.62%

The following table sets forth, as of March 31, 2020, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2020	$99	$783	$882
	2021	132	1,020	1,152
	2022	127	1,011	1,138
	2023	53	1,002	1,055
	2024	10	856	866
	Thereafter	-	8,979	8,979
Total undiscounted future minimum lease cash payments		$421	$13,651	$14,072
	Present value discount	(13)	(4,679)	(4,692)
	Lease liability	$408	$8,972	$9,380

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2019 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2020:

Stock Options

All remaining stock options from prior year issuances were exercised in 2019 leaving no amounts outstanding as of March 31, 2020. The total intrinsic value of stock options exercised for the three months ended March 31, 2020 and 2019 was $0 and $168,225, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $0 and $130,200 at March 31, 2020 and 2019, respectively.

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2020	24,378	$22.75
Granted	14,366	23.50
Vested	(10,964)	22.23
Forfeited	-	-
Balance of shares non-vested as of March 31, 2020	27,780	$23.34

In February 2020, the Company granted 5,579 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.50 per share. The total amount of expense for restricted stock grants to directors (including all previous years grants) during the three months ended March 31, 2020 and 2019 was $36,869 and $28,857, respectively.

For the three months ended March 31, 2020 and 2019, the Company granted 8,787 and 9,933 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years grants) during the three months ended March 31, 2020 and 2019 was $47,471 and $49,023, respectively.

Restricted Stock Units	Performance Stock Units	Weighted Average Grant-Date Fair Value

Balance of shares non-vested as of January 1, 2020	-	$-
Granted	43,700	15.62
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of March 31, 2020	43,700	$15.62

On March 19, 2020, the Company granted restricted stock units representing 43,700 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 19, 2020 to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $15.62 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the three months ended March 31, 2020 and 2019 was $0 and $107,882, respectively.

Total stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019 was $84,340 and $185,762, respectively. As of March 31, 2020, there was $813,658 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended March 31, 2020
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$2,104,845	4,309,441	$0.49
Effect of Dilutive Securities		26,861
Diluted Income per Common Share	$2,104,845	4,336,302	$0.49

	For three months ended March 31, 2019
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$2,120,364	4,438,625	$0.48
Effect of Dilutive Securities		60,337
Diluted Income per Common Share	$2,120,364	4,498,962	$0.47

Note 11: New Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. Disclosures removed by this ASU are the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels and the valuation process for Level 3 measurements. This ASU modifies disclosures relating to investments in certain entities that calculate net asset value. Additional disclosures require by the ASU include: 1) change in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2) range and weighted average of significant observable inputs used to develop Level 3 measurements. The prospective method of transition is required for the new disclosure requirements. The other amendments should be applied retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years or January 1, 2020 for the Company. The Company adopted this standard during the first quarter of 2020 with no significant impact on the financial statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2020, the Company reported a $2,950,329 unrealized loss, net of a $1,009,844 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2020, the Company reported a $946,742 unrealized loss, net of a $324,052 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of March 31, 2020, based on current fair values, the Company pledged cash collateral of $5.0 million to its counterparty for the swaps. As of December 31, 2019, based on then current fair values, the Company had pledged cash collateral of $1.9 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at March 31, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:
						March 31, 2020
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	March 31, 2020	December 31, 2019

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(3,960,173)	$(1,067,935)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(1,270,794)	$(560,388)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended March 31,
Type	Classfication	2020	2019

Interest rate swap - FHLB Advances	Interest expense	$39,841	$(69,888)

Interest rate swap - Subordinated Debentures	Interest expense	$21,441	-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

March 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$2,515	$-	$2,515
Municipals	-	45,048	-	45,048
Corporates	-	21,541	-	21,541
Mortgage-backed securities - private label	-	13,561	-	13,561
Government sponsored asset-backed securities and SBA loan pools	-	57,344	-	57,344
Available-for-sale securities	$-	$140,009	$-	$140,009

Financial liabilities:
Interest rate swaps	$-	$5,231	$-	$5,231

December 31, 2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$2,488	$-	$2,488
Municipals	-	36,175	-	36,175
Corporates	-	15,535	-	15,535
Mortgage-backed securities - private label	-	13,811		13,811
Government sponsored mortgage-backed securities and SBA loan pools	-	50,236	-	50,236
Available-for-sale securities	$-	$118,245	$-	$118,245

Financial liabilities:
Interest rate swaps	$-	$1,628	$-	$1,628

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2020	$-	$-	$2,401	$2,401

December 31, 2019	$-	$-	$1,483	$1,483

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2020	$-	$-	$150	$150

December 31, 2019	$-	$-	$233	$233

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$2,401	Market Comparable	Discount to reflect realizable value	0%	-	100%	(15%)
Foreclosed assets held for sale	$150	Market Comparable	Discount to reflect realizable value	35%	-	35%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$84,343,930	$84,343,930	1
Interest-bearing time deposits at other financial institutions	3,534,996	3,535,959	2
Federal Home Loan Bank stock	3,212,100	3,212,100	2
Mortgage loans held for sale	1,980,896	1,980,896	2
Loans, net	721,062,691	722,567,482	3
Interest receivable	3,533,856	3,533,856	2

Financial liabilities:
Deposits	849,535,941	851,761,814	2
Federal Home Loan Bank advances	50,000,000	49,958,347	2
Subordinated debentures	15,465,000	15,465,000	3
Note payable to bank	11,200,000	11,200,000	3
Interest payable	799,338	799,338	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2019
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$92,671,909	$92,671,909	1
Interest-bearing time deposits at other financial institutions	250,000	250,315	2
Federal Home Loan Bank stock	3,757,500	3,757,500	2
Mortgage loans held for sale	2,786,564	2,786,564	2
Loans, net	720,732,402	723,363,117	3
Interest receivable	3,511,875	3,511,875	2

Financial liabilities:
Deposits	821,406,532	822,046,988	2
Federal Home Loan Bank advances	65,000,000	66,015,635	2
Subordinated debentures	15,465,000	15,465,000	3
Note payable to bank	11,200,000	11,200,000	3
Interest payable	793,746	793,746	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 14: Recent Events

The COVID-19 pandemic is creating disruptions to the overall economy and to the lives of individuals throughout our local communities. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government stimulus programs, and legislation designed to deliver monetary aid and other relief to many segments of the economy. While the scope, duration, and impacts of COVID-19 are continuing to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted economic activities, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period a sustained economic downturn or recession may result causing many of the risk factors identified in our Form 10-K to be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below and in Part II of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2020, and the results of operations for the three months ended March 31, 2020 and 2019.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The following factors or combination of factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; effects of the coronavirus pandemic (COVID-19) on our Company, the communities where we have our branches, the state of Missouri and the United States, related to the economy and overall financial stability; insufficient provisions for loan losses could reduce earnings for several periods until acceptable levels are reached; new accounting standards for calculating loan loss reserves may have a material adverse impact on our financial condition; merger or acquisition activity may not produce anticipated results; changes in portfolio composition; a decrease in cash flows from our investment portfolio may adversely affect our liquidity; changes in management strategy; increased competition from both bank and non-bank companies, the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, insurance, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates including negative interest rates; changes in LIBOR including the impact of the possible elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of this Quarterly Report on Form 10-Q and Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Actions Taken by Bank in Response to Challenges Arising From COVID-19

Impacts from the COVID-19 pandemic have caused abrupt and drastic changes in many aspects of everyday life greatly influencing how we operate both personally and professionally. Our initial thoughts are with the safety and well-being of our staff, those in our communities and the many persons who continue to work I jobs considered essential despite challenging times in nearly every industry we interact with. As we adapt to operating in this “new normal” we continue to focus on serving our customers, employees and increasing our stockholder value while operating in a socially distant environment. The goal to best serve our communities has not changed, but the manner in which we achieve this has. Summaries of some of the areas in which we have seen the greatest change while continuing to be a valued business partner to those we serve are below:

Associates: Despite commercial banking being an essential service, approximately 40% of our workforce is working remotely. Limiting staff in our facilities when possible to assist in flattening the infection curve is our contribution to many of our communities ordered to shelter-at-home. For individual employees who have had their health or wellness impacted by the virus or need assistance due to high-risk family members in their household, our Human Resources staff has made available resources during this time to assist them.

Customer Service: Staffing has been increased to handle higher volumes of inquiries. Inquires related to stimulus deposits, loan modifications and accessing government loan programs have been top-of-mind of many customers, greatly increasing the workload of nearly each department within the Bank. Also, resources to educate and inform our customer base of potential scams and how to protect their finances during this time have been developed and distributed via our website and social media channels.

Technology: Our online banking platform and seven video banking machines have seen increased usage during this time. Investments to build out these resources have proven to be worthwhile not only as our industry was trending towards this before the COVID-19 pandemic, but now as customers are able to access financial information at any time while complying with mandates to limit social interactions. This has allowed us to serve our customer base in a nearly seamless manner.

Financial Impacts to the Bank: Unemployment and business closings have already occurred and will likely continue to rise in our markets as the impacts of an economic shutdown are expected to continue for the foreseeable future. We expect to continue to offer relief in the form of loan payment deferrals and loan modifications even as a gradual lifting of sheltering orders hopefully allows for a slow return to normal. The ramifications of this for the Bank will likely be increases in provisions for loan losses, increases in realized losses on loans and decreased fee income due to lower loan originations and deposit activity. Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings.

Paycheck Protection Program (PPP) Activity: The Federal government has approved various stimulus packages to assist small businesses, individuals, health care entities and certain governmental entities over the past weeks. Availability and coverage of these programs continues to evolve as the breadth of the economic impact from COVID-19 unfolds. One of the most notable programs is the Coronavirus Aid, Relief and Economic Security (CARES) Act which made available relief to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, could provide funds to qualified borrowers for payroll, rent and utilities and all or a portion of such loans will be forgiven if use of funds criteria are met. An initial amount of $349 billion of PPP funds was authorized in late March 2020 and was fully exhausted within two weeks of start-up. An additional $310 billion of PPP funds was authorized in late April 2020 with those funds to be exhausted by Mid-May.  As of April 30, 2020 Guaranty Bank has approved and funded over 500 PPP loans for a total of approximately $51 million, impacting over 8,000 jobs in the communities we serve.

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted and we expect that they will continue to adversely impact the performance of our loan portfolio. Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB), short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not considered troubled debt restructurings (TDRs) for reporting purposes. As of April 30, 2020, we have modified 227 loans for $188.4 million. Additional details are noted in the following table.

COVID-19 Loan Modifications

Collateral Type	# Loans Modified	$ of Loans Modified	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months	Full Payment Deferral 4-6 Months	Other
Hotel/Motel	25	$49,653,201	$-	$843,262	$26,053,514	$22,144,206	$612,220	$-
Multifamily	23	23,199,874	3,013,500	654,387	2,684,713	-	16,847,274	-
Theatre	6	19,901,432	-	-	-	19,901,432	-	-
1-4 Family Investment	63	19,082,918	768,486	8,580,431	6,296,429	3,156,914	-	280,659
Retail (C&I & RE)	21	18,918,204	110,497	18,183,950	-	623,757	-	-
Office	10	15,581,154	1,869,960	2,694,266	429,008	10,587,921	-	-
Warehouse	9	10,211,140	-	8,750,457	-	1,460,683	-	-
Automotive/Transportation	17	9,686,218	-	2,559,438	6,839,540	287,241	-	-
Restaurant	15	5,749,749	-	3,733,156	247,720	1,768,873	-	-
Stock	1	4,742,000	-	-	-	4,742,000	-	-
Land & Land Development	6	2,460,186	-	648,430	-	1,811,756	-	-
Religious Organizations	3	2,180,584	144,956	1,880,000	-		-	155,627
Other	28	7,022,148	1,169,037	2,730,986	1,147,648	1,290,470	-	684,006
Total	227	$188,388,809	$7,076,436	$51,258,763	$43,698,572	$67,775,252	$17,459,494	$1,120,293

Market Volatility Risk – As noted herein, the COVID-19 pandemic has led to disruption and volatility in the global capital markets. These conditions may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as issues of these securities are negatively impacted by the economic slowdown. Declines in fair value of investment securities in our portfolio could also reduce the unrealized gains reported as part of our consolidated comprehensive income.

Financial Condition

The Company’s total assets increased $15,607,473 (2%) from $1,012,024,625 as of December 31, 2019, to $1,027,632,098 as of March 31, 2020.

Available-for-sale securities increased $21,764,140 (18%) from $118,245,314 as of December 31, 2019, to $140,009,454 as of March 31, 2020. The Company had purchases of $35,896,426 and an increase in unrealized gains of $989,655 offset by sales, calls, maturities and principal payments of $11,764,041 during the quarter.

Net loans receivable increased by $330,289 (less than 1%) from $720,732,402 as of December 31, 2019 to $721,062,691 as of March 31, 2020. For the quarter, one-to-four family mortgage loans increased $5,563,818 (5%), commercial loans increased $4,133,715 (4%), construction loans decreased $4,194,302 (5%) and permanent multi-family loans decreased $4,899,441 (6%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $441,677 (6%) from $7,607,587 as of December 31, 2019 to $8,049,264 as of March 31, 2020. Provisions for loan losses of $500,000 were recorded by the Company for the quarter ended March 31, 2020. This expense reflects an increased provision resulting from stress on our loan portfolio from the increase in unemployment and economic effects attributable to the COVID-19 pandemic. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2020 and December 31, 2019 was 1.10% and 1.04%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2020 and December 31, 2019 was 72.2% and 76.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

In accordance with generally accepted accounting principles (GAAP) for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of $750,000 at March 31, 2020.

Deposits increased $28,129,409 (3%) from $821,406,532 as of December 31, 2019, to $849,535,941 as of March 31, 2020. For the three months ended March 31, 2020, checking and savings accounts increased by $38,327,551 and certificates of deposit decreased by $10,198,142. The increase in checking and savings accounts was due to the Bank’s continued focus to increase core transaction deposits, including retail, commercial and public funds. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $15,000,000 (23%) from $65,000,000 as of December 31, 2019 to $50,000,000 as of March 31, 2020 due to principal reductions from excess funds generated from the deposit growth noted above.

Accrued expenses and other liabilities increased $3,345,850 (81%) to $7,499,612 from $4,153,762 during the quarter. The majority of this amount is due to mark-to-market adjustments on interest rate swaps, net of tax, which increased unrealized losses during the quarter by $3,602,643 as interest rates continued to decline, running counter to our hedged position.

Stockholders’ equity (including net unrealized gains and losses on available-for-sale securities and interest rate swaps) decreased $868,668 (1%) from $84,631,882 as of December 31, 2019, to $83,763,214 as of March 31, 2020. The Company’s net income during this period exceeded dividends paid or declared by $1,450,110, however, stock repurchase and award activity decreased equity balances by $332,919 and the equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps decreased equity balances by an additional $1,985,859. On a per common share basis, tangible book value decreased to $18.43 at March 31, 2020 as compared to $18.71 as of December 31, 2019.

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

	Three months ended 3/31/2020			Three months ended 3/31/2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$733,591	$9,553	5.24%	$779,764	$10,303	5.36%
Investment securities	125,851	885	2.83%	90,061	598	2.69%
Other assets	96,515	361	1.50%	30,906	196	2.57%
Total interest-earning	955,957	10,799	4.54%	900,731	11,097	5.00%
Noninterest-earning	71,533			59,405
	$1,027,490			$960,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$39,704	26	0.26%	$39,897	$30	0.30%
Transaction accounts	503,138	1,378	1.10%	410,061	1,475	1.46%
Certificates of deposit	199,349	1,090	2.20%	239,248	1,101	1.87%
FHLB advances	51,482	274	2.14%	60,204	357	2.40%
Subordinated debentures	15,465	196	5.10%	21,753	291	5.43%
Other borrowed funds	11,491	123	4.31%	5,000	68	5.52%
Total interest-bearing	820,629	3,087	1.51%	776,163	3,322	1.74%
Noninterest-bearing	120,825			101,813
Total liabilities	941,454			877,976
Stockholders’ equity	86,036			82,160
	$1,027,490			$960,136
Net earning balance	$135,328			$124,568
Earning yield less costing rate			3.03%			3.26%
Net interest income, and net yield spread on interest earning assets		$7,712	3.24%		$7,775	3.50%
Ratio of interest-earning assets to interest-bearing liabilities		116%			116%

Results of Operations - Comparison of Three-Month Periods Ended March 31, 2020 and 2019

Net income for the three-months ended March 31, 2020 and 2019 was $2,104,845 and $2,120,364, respectively, which represents a decrease in earnings of $15,519 (1%).

Interest Income

Total interest income for the three-months ended March 31, 2020 decreased $297,579 (3%) as compared to the three months ended March 31, 2019. For the three-month period ended March 31, 2020 compared to the same period in 2019, the average yield on interest earning assets decreased 46 basis points to 4.54%, while the average balance of interest earning assets increased approximately $55,226,000. The decline in average yield is primarily due to declining interest rates and the asset mix of having greater percentages of cash and investment holdings rather than loans when compared to prior periods. The average balance of loans decreased $46,173,000 compared to March 30, 2019. The yield on loans decreased 12 basis points to 5.24% and $210,000 in loan accretion was recognized on loans acquired from Hometown compared to $373,000 in the same quarter of 2019.

Interest Expense

Total interest expense for the three-months ended March 31, 2020 decreased $235,193 (7%) when compared to the three months ended March 31, 2019. For the three-month period ended March 31, 2020, the average cost of interest bearing liabilities decreased 23 basis points to 1.51%, and the average balance of interest bearing liabilities increased approximately $44,466,000 when compared to the same period in 2019. The decline in average cost is primarily due to successful initiatives to increase lower-cost core deposits over the past year. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

Provision for Loan Losses

Provisions for loan losses are charged or credited to earnings to bring the total allowance for loan losses to a level considered adequate by the Company to provide for potential loan losses in the existing loan portfolio. When making its assessment, the Company considers prior loss experience, volume and type of lending, local banking trends and impaired and past due loans in the Company’s loan portfolio. In addition, the Company considers general economic conditions and other factors related to collectability of the Company’s loan portfolio, including the effect on the ability of some borrowers to repay their loans in accordance with their terms or at all due to the impact of COVID-19.

Based on its internal analysis and methodology, management recorded a provision for loan losses of $500,000 for the three months ended March 31, 2020, compared to no provision for the same period in 2019. The decision to fund the provision for the quarter was based on expected stresses that will likely occur in the loan portfolio due to the COVID-19 pandemic.  Overall economic conditions impacting both individuals and businesses have already led to loan payment deferrals and modifications of loan agreements.  The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions.  Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Non-Interest Income

Non-interest income increased $534,797 (34%) for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. This was primarily due to income of $555,490 (100%) recognized from fees generated from a new commercial loan swap product that debuted during the quarter, increased income from the sale of mortgage loans of $117,413 (28%) and an increase in realized gains from the sale of investment securities of $59,000 (190%). Offsetting these items was a decrease of income from the sale of SBA loans of $250,119 (100%) due to none of these loans being sold during the quarter.

Non-Interest Expense

Noninterest expenses decreased $44,930 (1%) during the quarter. Salaries and employee benefit expenses decreased $9,706 (less than 1%) while occupancy expenses increased $17,726 (2%) compared to the same quarter in 2019, respectively. Due to full staffing at nearly each facility and no changes in the number of locations over the past year, no significant fluctuations were experienced in these categories. Additional items impacting noninterest expense during the quarter included:

●

Data processing expenses increased $208,670 (54%) for the quarter due when compared to the prior year due to 2020 having a full quarter of expenses related to upgrades made to our core processing system in last half of 2019.

●	A $99,535 (100%) reduction in FDIC assessment premiums was experienced due to previously awarded credits offsetting current fees.
●	Loan expenses decreased $70,200 (51%) due to lower loan origination activity.
●	Postage expenses were lower by $25,656 (46%) due to efficiencies gained from the upgrading of core processing systems and increased electronic delivery of items.
●

Decreased professional service expenses of $29,363 (15%) were experienced because initial expenses related to new SEC accelerated filer thresholds and expenses related to the implementation of new accounting standards that occurred in the first quarter of 2019 were not present during the comparable 2020 quarter.

Provision for Income Taxes

The provision for income taxes increased by $32,860 (9%) for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The increase in the provision for income taxes for the quarter is primarily due to reduced tax credits to offset actual tax expense.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2020 and December 31, 2019 was 72.2% and 76.1%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2020, were $21,897,000 or 2.13% of total assets as compared to $18,553,000 or 1.83% of total assets at December 31, 2019. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2020	12/31/2019	12/31/2018
Nonperforming loans	$11,143	$10,003	$13,082
Real estate acquired in settlement of loans	869	992	1,127
Total nonperforming assets	$12,012	$10,995	$14,209

Total nonperforming assets as a percentage of total assets	1.17%	1.09%	1.47%
Allowance for loan losses	$8,049	$7,608	$7,996
Allowance for loan losses as a percentage of gross loans	1.10%	1.04%	1.02%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $84,343,930 as of March 31, 2020 and $92,671,909 as of December 31, 2019, representing a decrease of $8,327,979. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. During the first quarter of 2020, the CARES Act introduced interim CBLR provisions that allow for extended periods for institutions that fall below the 9 percent threshold to gradually increase their ratio from minimums of 8.0 percent in 2020, 8.5 percent in 2021 and 9.0 percent in 2022.

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

The Bank has opted in to the new CBLR framework during the first quarter of 2020. As of March 31, 2020, the Bank’s CBLR was 10.27% which exceeded the minimum of 9.00%.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2020 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$103,237	$23,506	30%	10.37%	2.51%
+100	93,292	13,561	17%	9.28%	1.41%
NC	79,731	-	0%	7.87%	0.00%
-100	76,870	(2,861)	-4%	7.53%	-0.34%
-200	89,838	10,107	13%	8.75%	0.89%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis section of Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

During the quarter ended March 31, 2020, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10-K.

In the quarter ended March 31, 2020, our financial results were adversely impacted by the COVID-19 pandemic, primarily due to our recording of a provision for loan losses of $500,000 based on expected stresses that will occur in the loan portfolio due to the pandemic and, to a lesser extent, by loan payment deferrals and loan modifications. Our future business and financial results could also be adversely impacted by COVID-19. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating disruptions to the overall economy and to the lives of individuals throughout our local communities. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government stimulus programs, and legislation designed to deliver monetary aid and other relief to many segments of the economy. While the scope, duration, and impacts of COVID-19 are continuing to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted economic activities, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period a sustained economic downturn or recession may result causing many of the risk factors identified in our Form 10-K to be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Credit Risk - Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor disruptions, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan and mortgage payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and other services, and the financial condition and credit risk of our customers. Further, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure, in the event of delinquencies. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like this, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit.

Strategic Risk - Our results may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may negatively impact our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental, non-governmental and regulatory authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. In our two major market areas of Springfield and Joplin, Missouri, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans and lower usage of ATMs and debit cards.

Operational Risk - Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these remote work measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include increased phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including appraisers of the real property collateral securing our loans, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the COVID-19 pandemic, many of these entities may limit the availability and access of their services. For example, loan originations could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk - Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate by 150 basis points to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on overall markets. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. Because there have been no comparable recent global pandemics that resulted in similar global impacts, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ abilities to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2020, the Company concluded a repurchase plan which was announced on August 20, 2007. This plan authorized the purchase by the Company of up to 350,000 shares of the Company’s common stock. A new repurchase plan of the Company’s stock was approved on February 28, 2020. This 2020 plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires December 31, 2022. There are no other repurchase plans in effect at this time. During the quarter ended March 31, 2020, the Company repurchased 16,716 shares at an average price of $23.35. As of March 31, 2020, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	-	-	-	2,307
February 1, 2020 - February 29, 2020	2,307	24.06	2,307	-
March 1, 2020 - March 31, 2020	14,409	23.23	14,409	235,591

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

10.1	Written Description of 2020 Executive Incentive Compensation Annual Plan - President and Chief Executive Officer* (1)
10.2	Written Description of 2020 Executive Incentive Compensation Annual Plan - Chief Financial Officer* (2)
10.3	Written Description of 2020 Executive Incentive Compensation Annual Plan - Chief Operating Officer* (3)
10.4	Written Description of 2020 Executive Incentive Compensation Annual Plan- Chief Credit Officer* (4)
10.5	Written Description of 2020 Performance Share/Restricted Stock Unit Award Agreement - President and Chief Executive Officer* (5)
10.6	Written Description of 2020 Performance Share/Restricted Stock Unit Award Agreement - Chief Financial Officer* (6)
10.7	Written Description of 2020 Performance Share/Restricted Stock Unit Award Agreement - Chief Operating Officer* (7)
10.8	Written Description of 2020 Performance Share/Restricted Stock Unit Award Agreement - Chief Executive Officer* (8)
10.9	Employment Agreement, dated April 20, between the Company and Craig Dunn*(9)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act †
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act †
32	Officer certifications pursuant to 18 U.S.C. Section 1350 †
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

* Management contract or compensatory plan or arrangement

† Filed herewith

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(6)	Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(7)	Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 8, 2020
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	May 8, 2020
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)