Form 10-Q
period 2020-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2020-08-07
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2020
Common Stock, Par Value $0.10 per share	4,367,510 Shares

GUARANTY FEDERAL BANCSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	6/30/2020	12/31/2019
ASSETS
Cash and due from banks	$6,672,103	$5,114,067
Interest-bearing demand deposits in other financial institutions	106,952,951	87,557,842
Cash and cash equivalents	113,625,054	92,671,909
Interest-bearing time deposits at other financial institutions	7,700,000	250,000
Available-for-sale securities	147,022,874	118,245,314
Stock in Federal Home Loan Bank, at cost	3,852,100	3,757,500
Mortgage loans held for sale	9,403,564	2,786,564
Loans receivable, net of allowance for loan losses of June 30, 2020 - $8,787,917 and December 31, 2019 - $7,607,587, respectively	772,358,001	720,732,402
Accrued interest receivable	4,870,504	3,511,875
Prepaid expenses and other assets	8,412,597	8,862,954
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,265,410	2,503,910
Foreclosed assets held for sale	770,584	991,885
Premises and equipment, net	18,500,038	19,164,496
Operating lease right-of-use asset	8,764,297	9,052,941
Bank owned life insurance	25,000,653	24,698,438
Deferred and receivable income taxes	4,479,951	3,359,455
	$1,128,460,609	$1,012,024,625

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$930,956,161	$821,406,532
Federal Home Loan Bank advances	66,000,000	65,000,000
Subordinated debentures	15,465,000	15,465,000
Note payable to bank	11,300,000	11,200,000
Advances from borrowers for taxes and insurance	506,767	268,200
Accrued expenses and other liabilities	8,907,292	4,153,762
Operating lease liabilities	8,836,193	9,105,503
Accrued interest payable	708,791	793,746
	1,042,680,204	927,392,743

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2020 and December 31, 2019 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,188,585	51,908,867
Retained earnings, substantially restricted	75,539,116	72,860,750
Accumulated other comprehensive loss	(1,570,458)	(431,035)
	125,849,193	125,030,532
Treasury stock, at cost; June 30, 2020 and December 31, 2019 - 2,552,993 and 2,582,041 shares, respectively	(40,068,788)	(40,398,650)
	85,780,405	84,631,882
	$1,128,460,609	$1,012,024,625

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Interest Income
Loans	$9,094,159	$10,394,929	$18,647,540	$20,698,114
Investment securities	923,189	680,970	1,807,617	1,278,504
Other	141,710	223,608	502,758	419,325
	10,159,058	11,299,507	20,957,915	22,395,943
Interest Expense
Deposits	1,541,976	2,799,220	4,036,278	5,405,440
FHLB advances	283,830	288,710	557,426	645,286
Subordinated debentures	195,394	296,771	391,166	588,123
Other	115,209	64,451	238,064	132,021
	2,136,409	3,449,152	5,222,934	6,770,870
Net Interest Income	8,022,649	7,850,355	15,734,981	15,625,073
Provision for Loan Losses	750,000	100,000	1,250,000	100,000
Net Interest Income After Provision for Loan Losses	7,272,649	7,750,355	14,484,981	15,525,073
Noninterest Income
Service charges	313,423	418,938	722,627	820,770
Net gain on sale of investment securities	135,293	78,911	163,192	48,263
Gain on sale of mortgage loans held for sale	883,223	561,932	1,426,634	987,930
Gain on sale of Small Business Administration loans	-	247,457	-	497,576
Commercial loan referral income	380,996	-	936,486	-
Net gain (loss) on foreclosed assets	(73,778)	39,923	(80,704)	20,866
Other income	673,561	586,177	1,243,615	1,122,268
	2,312,718	1,933,338	4,411,850	3,497,673
Noninterest Expense
Salaries and employee benefits	4,138,779	3,952,870	8,088,393	7,912,190
Occupancy	1,164,853	1,106,812	2,315,942	2,240,175
FDIC deposit insurance premiums	85,000	118,093	85,000	217,628
Data processing	576,722	420,197	1,174,336	809,141
Advertising	122,250	150,000	244,500	300,000
Amortization of core deposit intangible	119,250	119,250	238,500	238,500
Other expense	1,046,477	959,261	1,905,289	1,952,408
	7,253,331	6,826,483	14,051,960	13,670,042
Income Before Income Taxes	2,332,036	2,857,210	4,844,871	5,352,704
Provision for Income Taxes	448,653	428,711	856,643	803,841
Net Income Available to Common Shareholders	$1,883,383	$2,428,499	$3,988,228	$4,548,863

Basic Income Per Common Share	$0.43	$0.55	$0.92	$1.02
Diluted Income Per Common Share	$0.43	$0.54	$0.92	$1.01

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
NET INCOME	$1,883,383	$2,428,499	$3,988,228	$4,548,863
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	1,652,778	1,147,130	2,670,332	2,720,097
Change in unrealized loss on interest rate swaps, before income taxes	(403,272)	(1,750,356)	(4,005,915)	(2,842,843)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(135,293)	(78,911)	(163,192)	(48,263)
Total other items of comprehensive income (loss)	1,114,213	(682,137)	(1,498,775)	(171,009)
Income tax expense (benefit) related to other items of comprehensive income	267,777	(77,877)	(359,352)	52,460
Other comprehensive income (loss)	846,436	(604,260)	(1,139,423)	(223,469)
TOTAL COMPREHENSIVE INCOME	$2,729,819	$1,824,239	$2,848,805	4,325,394

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882
Net income	-	-	-	2,104,845	-	2,104,845
Other comprehensive loss	-	-	-	-	(1,985,859)	(1,985,859)
Dividends on common stock ($0.15 per share)	-	-	-	(654,735)	-	(654,735)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(636,438)	693,787	-	-	57,349
Balance, March 31, 2020	691,950	51,272,429	(40,095,131)	74,310,860	(2,416,894)	83,763,214
Net income	-	-	-	1,883,383	-	1,883,383
Other comprehensive income	-	-	-	-	846,436	846,436
Dividends on common stock ($0.15 per share)	-	-	-	(655,127)	-	(655,127)
Stock award plans	-	(83,844)	26,343	-	-	(57,501)
Balance, June 30, 2020	$691,950	$51,188,585	$(40,068,788)	$75,539,116	$(1,570,458)	$85,780,405

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTERLY AND TWELVE MONTHS ENDED DECEMBER 31, 2019

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	691,200	51,379,796	(36,748,335)	67,367,234	(71,965)	82,617,930
Net income	-	-	-	2,428,499	-	2,428,499
Other comprehensive loss	-	-	-	-	(604,260)	(604,260)
Dividends on common stock ($0.13 per share)	-	-	-	(581,021)	-	(581,021)
Treasury stock purchased	-	-	(312,892)	-	-	(312,892)
Stock award plans	-	195,599	(5,583)	-	-	190,016
Stock options exercised	-	-	-	-	-	-
Balance, June 30, 2019	691,200	51,575,395	(37,066,810)	69,214,712	(676,225)	83,738,272
Net income	-	-	-	2,550,542	-	2,550,542
Other comprehensive loss	-	-	-	-	(24,711)	(24,711)
Dividends on common stock ($0.13 per share)	-	-	-	(569,784)	-	(569,784)
Treasury stock purchased	-	-	(2,151,696)	-	-	(2,151,696)
Stock award plans	-	187,157	(24,950)	-	-	162,207
Stock options exercised	400	19,920	-	-	-	20,320
Balance, September 30, 2019	691,600	51,782,472	(39,243,456)	71,195,470	(700,936)	83,725,150
Net income	-	-	-	2,315,685	-	2,315,685
Other comprehensive loss	-	-	-	-	269,901	269,901
Dividends on common stock ($0.15 per share)	-	-	-	(650,405)	-	(650,405)
Treasury stock purchased	-	-	(1,140,291)	-	-	(1,140,291)
Stock award plans	-	108,965	(14,903)	-	-	94,062
Stock options exercised	350	17,430	-	-	-	17,780
Balance, December 31, 2019	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	6/30/2020	6/30/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,988,228	$4,548,863
Items not requiring (providing) cash:
Deferred income taxes	(827,080)	135,813
Depreciation and amortization	1,014,343	979,832
Provision for loan losses	1,250,000	100,000
Gain on sale of Small Business Administration loans	-	(497,576)
Gain on sale of mortgage loans held for sale and investment securities	(1,589,826)	(1,036,193)
Loss (gain) on sale of foreclosed assets	60,055	(58,696)
Gain on sale of premises, equipment and other assets	-	(6,069)
Amortization of deferred income, premiums and discounts, net	1,956,425	165,996
Amortization of intangible assets	238,500	238,500
Stock award plans activity	(152)	359,116
Accretion of purchase accounting adjustments	(378,931)	(900,064)
Origination of loans held for sale	(58,851,034)	(36,450,979)
Proceeds from sale of loans held for sale	53,660,668	37,041,339
Increase in cash surrender value of bank owned life insurance	(302,215)	(224,549)
Changes in:
Accrued interest receivable	(1,358,629)	(138,032)
Prepaid expenses and other assets	1,602,652	(3,080,377)
Accounts payable and accrued expenses	(428,207)	942,608
Net cash provided by operating activities	34,797	2,119,532
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(53,935,576)	27,641,710
Principal payments on available-for-sale and held-to-maturity securities	10,387,119	2,905,397
Proceeds from maturities of available-for-sale securities	2,852,256	-
Purchase of premises and equipment	(330,551)	(584,168)
Purchase of available-for-sale securities	(65,436,639)	(38,383,889)
Proceeds from sale of available-for-sale securities	18,437,885	29,255,408
Redemption (purchase) of FHLB stock	(94,600)	2,229,700
Purchase of tax credit investments	-	(3,168,435)
Proceeds from sale of foreclosed assets held for sale	-	487,244
Capitalized cost on foreclosed assets held for sale	(154,120)	-
Net cash provided by (used in) investing activities	(88,274,226)	20,382,967
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	125,165,045	52,638,121
Net increase (decrease) in certificates of deposit	(15,615,416)	251,733
Proceeds from FHLB advances	26,000,000	74,565,000
Repayments of FHLB advances	(25,000,000)	(129,865,000)
Proceeds from issuance of notes payable	1,100,000	-
Repayments of notes payable	(1,000,000)	-
Advances from borrowers for taxes and insurance	238,567	235,859
Stock options exercised	-	51,900
Cash dividends paid	(1,305,354)	(1,163,091)
Treasury stock purchased	(390,268)	(312,892)
Net cash provided by (used in) financing activities	109,192,574	(3,598,370)
INCREASE IN CASH AND CASH EQUIVALENTS	20,953,145	18,904,129
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,671,909	34,121,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,625,054	$53,025,771

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

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2020
Debt Securities:
U. S. government agencies	$8,532,000	$17,924	$(6,603)	$8,543,321
Municipals	49,127,773	2,241,588	(90,355)	51,279,006
Corporates	27,055,325	374,680	(159,072)	27,270,933
Mortgage-backed securities - private label	10,838,275	123,752	(165,184)	10,796,843
Government sponsored asset-backed securities and SBA loan pools	47,869,033	1,357,901	(94,163)	49,132,771
	$143,422,406	$4,115,845	$(515,377)	$147,022,874

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
Debt Securities:
U. S. government agencies	$2,499,755	$-	$(11,962)	$2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

Maturities of available-for-sale debt securities as of June 30, 2020:

	Amortized Cost	Approximate Fair Value
1-5 years	$150,000	$150,324
6-10 years	36,006,625	36,533,558
After 10 years	48,558,473	50,409,378
Mortgage-backed securities - private label not due on a single maturity date	10,838,275	10,796,843
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	47,869,033	49,132,771
	$143,422,406	$147,022,874

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3,155,750 and $5,261,664 as of June 30, 2020 and December 31, 2019, respectively. The approximate fair value of pledged securities amounted to $3,275,770 and $5,358,929 as of June 30, 2020 and December 31, 2019, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $221,937 and $172,327 and gross losses of $58,745 and $124,064 for the six months ended June 30, 2020 and June 30, 2019, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $34,270 and $10,135 for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Certain other investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2020 and December 31, 2019, was $31,639,412 and $42,570,363, respectively, which is approximately 22% and 36% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

As of June 30, 2020
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$4,743,398	$(6,603)	$-	$-	4,743,398	$(6,603)
Municipals	4,870,205	(90,355)	-	-
Corporates	10,351,648	(159,072)	-	-	10,351,648	(159,072)
Mortgage-backed securities - private label	5,234,232	(165,184)	-	-	5,234,232	(165,184)
Government sponsored asset-backed securities and SBA loan pools	6,439,929	(94,163)	-	-	6,439,929	(94,163)
	$31,639,412	$(515,377)	$-	$-	$31,639,412	$(515,377)

As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,487,795	$(11,962)	$-	$-	2,487,795	$(11,962)
Municipals	7,083,208	(125,693)	-	-	7,083,208	(125,693)
Corporates	2,452,005	(14,945)	-	-	2,452,005	(14,945)
Mortgage-backed securities - private label	9,416,669	(29,392)	-	-	9,416,669	(29,392)
Government sponsored asset-backed securities and SBA loan pools	18,112,148	(125,906)	3,018,538	(67,548)	21,130,686	(193,454)
	$39,551,825	$(307,898)	$3,018,538	$(67,548)	$42,570,363	$(375,446)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2020 and December 31, 2019 include:

	June 30,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$127,187,806	$118,823,731
Multi-family	85,824,232	87,448,418
Real estate - construction	66,354,401	77,308,551
Real estate - commercial	306,700,011	300,619,387
Commercial loans	168,378,978	114,047,753
Consumer and other loans	29,028,801	30,666,185
Total loans	783,474,229	728,914,025
Less:
Allowance for loan losses	(8,787,917)	(7,607,587)
Deferred loan fees/costs, net	(2,328,311)	(574,036)
Net loans	$772,358,001	$720,732,402

Classes of loans by aging at June 30, 2020 and December 31, 2019 were as follows:

As of June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$1,185	$467	$549	$2,201	$124,987	$127,188	$-
Multi-family	-	-	-	-	85,824	85,824	-
Real estate - construction	5,355	-	-	5,355	60,999	66,354	-
Real estate - commercial	162	-	-	162	306,538	306,700	-
Commercial loans	685	3,553	-	4,238	164,141	168,379	-
Consumer and other loans	101	1	47	149	28,880	29,029	-
Total	$7,488	$4,021	$596	$12,105	$771,369	$783,474	$-

As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$83	$437	$125	$645	$118,179	$118,824	$-
Multi-family	-	-	-	-	87,448	87,448	-
Real estate - construction	338	-	-	338	76,971	77,309	-
Real estate - commercial	-	-	43	43	300,576	300,619	-
Commercial loans	134	105	17	256	113,792	114,048	-
Consumer and other loans	48	26	-	74	30,592	30,666	-
Total	$603	$568	$185	$1,356	$727,558	$728,914	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$2,443,808	$2,398,379
Multi-family	-	-
Real estate - construction	4,442,818	3,738,410
Real estate - commercial	3,308,357	2,941,143
Commercial loans	867,255	855,761
Consumer and other loans	176,979	69,784
Total	$11,239,217	$10,003,477

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,629	$2,577	$1,154	$755	$1,349	$449	$136	$8,049
Provision charged to expense	(60)	421	385	39	(71)	49	(13)	$750
Losses charged off	-	-	-	-	-	(51)	-	$(51)
Recoveries	-	-	-	-	21	19	-	$40
Balance, end of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788

Six months ended June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(180)	725	537	48	167	103	(150)	$1,250
Losses charged off	-	-	-	-	(32)	(113)	-	$(145)
Recoveries	-	6	1	-	35	33	-	$75
Balance, end of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788

Three months ended June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,936	$2,137	$1,386	$694	$974	$368	$352	$7,847
Provision charged to expense	212	31	(168)	(21)	262	76	(292)	$100
Losses charged off	-	-	(271)	-	(41)	(61)	-	$(373)
Recoveries	21	20	1	-	41	14	-	$97
Balance, end of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671

Six months ended June 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(278)	75	(81)	32	301	117	(66)	$100
Losses charged off	-	-	(271)	-	(275)	(115)	-	$(661)
Recoveries	141	20	3	-	50	22	-	$236
Balance, end of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2020 and December 31, 2019:

June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$631	$96	$257	$-	$319	$16	$-	$1,319
Ending balance: collectively evaluated for impairment	$938	$2,902	$1,282	$794	$978	$450	$123	$7,467
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$2	$-	$-	$2
Loans:
Ending balance: individually evaluated for impairment	$4,443	$1,026	$2,444	$-	$710	$268	$-	$8,891
Ending balance: collectively evaluated for impairment	$61,911	$303,250	$124,744	$85,824	$167,358	$28,761	$-	$771,848
Ending balance: loans acquired with deteriorated credit quality	$-	$2,424	$-	$-	$311	$-	$-	$2,735

As of December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

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

The following table summarizes the recorded investment in impaired loans at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,143	$1,143	$-	$1,392	$1,392	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	3,358	3,358	-	3,199	3,199	-
Commercial loans	-	-	-	33	33	-
Consumer and other loans	111	111	-	70	70	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,301	$1,301	$257	$1,221	$1,221	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,443	5,676	630	4,742	5,975	553
Real estate - commercial	249	249	96	162	162	24
Commercial loans	864	864	322	999	999	301
Consumer and other loans	157	157	16	150	150	21
Total
Real estate - residential mortgage:
One to four family units	$2,444	$2,444	$257	$2,613	$2,613	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,443	5,676	630	4,742	5,975	553
Real estate - commercial	3,607	3,607	96	3,361	3,361	24
Commercial loans	864	864	322	1,032	1,032	301
Consumer and other loans	268	268	16	220	220	21
Total	$11,626	$12,859	$1,321	11,968	$13,201	$1,096

The following table summarizes average impaired loans and related interest recognized on impaired loans for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,106	$-	$1,111	$1
Multi-family	-	-	5,934	-
Real estate - construction	-	-	-	-
Real estate - commercial	3,006	-	3,440	4
Commercial loans	9	-	223	-
Consumer and other loans	105	7	229	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,224	$-	$2,352	$-
Multi-family	-	-	-	-
Real estate - construction	4,188	-	3,876	-
Real estate - commercial	236	-	717	-
Commercial loans	916	-	659	-
Consumer and other loans	156	-	106	-
Total
Real estate - residential mortgage:
One to four family units	$2,330	$-	$3,463	$1
Multi-family	-	-	5,934	-
Real estate - construction	4,188	-	3,876	-
Real estate - commercial	3,242	-	4,157	4
Commercial loans	925	-	882	-
Consumer and other loans	261	7	335	-
Total	$10,946	$7	$18,647	$5

At June 30, 2020, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Real estate - residential mortgage:
One to four family units	$1,161,988	$1,163,782
Multi-family	-	-
Real estate - construction	4,442,818	3,738,409
Real estate - commercial	896,454	161,491
Commercial loans	710,395	572,683
Total	7,211,655	$5,636,365

The Bank has allocated $1,127,146 and $927,216 of specific reserves to customers whose loan terms have been modified as a TDR as of June 30, 2020 and December 31, 2019, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending June 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2020 and December 31, 2019:

June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$61,834	$295,826	$122,677	$85,824	$154,901	$28,761	$749,823
Special Mention	-	625	1,035	-	8,541	-	10,201
Substandard	4,520	10,249	3,476	-	4,937	268	23,450
Doubtful	-	-	-	-	-	-	-
Total	$66,354	$306,700	$127,188	$85,824	$168,379	$29,029	$783,474

December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$73,489	$292,674	$115,622	$87,448	$100,658	$29,666	$699,557
Special Mention	-	1,476	535	-	8,793	-	10,804
Substandard	3,820	6,469	2,667	-	4,597	1,000	18,553
Doubtful	-	-	-	-	-	-	-
Total	$77,309	$300,619	$118,824	$87,448	$114,048	$30,666	$728,914

The above amounts include purchased credit impaired loans. At June 30, 2020, purchased credit impaired loans comprised of $2.7 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $936,486 and $0 for the six months ended June 30, 2020 and 2019, respectively.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at June 30, 2020 and December 31, 2019. The amount of these loans is shown below:

	June 30,	December 31,
	2020	2019
	(In Thousands)	(In Thousands)
Real estate - commercial	$2,919	$3,069
Commercial loans	198	242
Outstanding balance	$3,117	3,311
Carrying amount, net of fair value adjustment of $382 at June 30, 2020 and $476 at December 31, 2019	$2,735	2,835

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$(116)	$(69)
Additions	-	-
Accretion	(49)	(98)
Reclassification from nonaccretable difference	165	167
Disposals	-	-
Balance at end of period	$0	0

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$230	$265
Additions	-	-
Accretion	(47)	(82)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$183	183

The Company’s allowance for loan losses related to purchased credit impaired loans was $2,294 as of June 30, 2020 and $2,391 as of December 31, 2019.

Note 7: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three months ended June 30, 2020. Goodwill amounts are not deductible for tax purposes.

Also as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,255)	(1,016)
Core deposit intangible, net	2,265	2,504
Remaining balance	$3,700	$3,939

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2020 is as follows:

Amortization Expense
(in Thousands)

Remainder of:	2020	$238
	2021	477
	2022	477
	2023	477
	2024	477
	Therafter	119
	Total	$2,265

Note 8: Leases

During the first quarter of 2019, the Company adopted ASU 2016-02, “Leases”. As of June 30, 2020, the Company had recorded operating Right of Use (“ROU”) assets of $8,764,297 and corresponding operating ROU liabilities of $8,836,193. At December 31, 2019, operating ROU assets were $9,052,941 with corresponding liabilities of $9,105,503. Additionally, as of June 30, 2020, the Company had financing ROU assets and liabilities of $376,472 compared to balances of $438,580 as of December 31, 2019. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$62,109	$54,858	$31,132	$27,213
Interest on lease liabilities	4,039	3,872	1,943	2,152
Operating lease cost	544,443	540,082	272,108	270,040
Sublease income	(24,600)	(22,600)	(12,300)	(12,300)

Total lease costs	$585,991	$576,212	$292,883	$287,105

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.0
Weighted-average remaining lease term - operating leases (in years)	14.7
Weighted-average discount rate - financing leases	1.95%
Weighted-average discount rate - operating leases	5.64%

The following table sets forth, as of June 30, 2020, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2020	$66	$522	$588
	2021	132	1,020	1,152
	2022	126	1,011	1,137
	2023	53	1,002	1,055
	2024	10	856	866
	Thereafter	-	8,979	8,979
	Total undiscounted future minimum lease cash payments	$387	$13,390	$13,777
	Present value discount	(11)	(4,554)	(4,565)
	Lease liability	$376	$8,836	$9,212

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2019 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2020:

Stock Options

All remaining stock options from prior year issuances were exercised in 2019 leaving no amounts outstanding as of June 30, 2020. The total intrinsic value of stock options exercised for the six months ended June 30, 2020 and 2019 was $0 and $168,225, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $0 and $136,275 at June 30, 2020 and 2019, respectively.

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2020	24,378	$22.75
Granted	17,713	21.84
Vested	(11,464)	22.13
Forfeited	(1,732)	23.04
Balance of shares non-vested as of June 30, 2020	28,895	$22.42

In February 2020, the Company granted 5,579 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.50 per share. The total amount of expense for restricted stock grants to directors (including all previous year’s grants) during the six months ended June 30, 2020 and 2019 was $69,378 and $63,039, respectively.

For the six months ended June 30, 2020 and 2019, the Company granted 12,134 and 9,932 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous year’s grants) during the six months ended June 30, 2020 and 2019 was $67,720 and $105,255, respectively.

Restricted Stock Units	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2020	-	$-
Granted	43,700	15.62
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of June 30, 2020	43,700	$15.62

On March 19, 2020, the Company granted restricted stock units representing 43,700 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from March 19, 2020 to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which was $15.62 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the six months ended June 30, 2020 and 2019 was ($110,259) and $215,764, respectively. Year-to-date credit amounts in 2020 and the decrease from the period in 2019 are due to the reversal of certain accruals related to final performance agreement payouts under previous grants and the reduction of stock price for valuing compensation expense in the current year.

Total stock-based compensation expense recognized for the six months ended June 30, 2020 and 2019 was $161,174 and $384,058, respectively. As of June 30, 2020, there was $739,292 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended June 30, 2020			For six months ended June 30, 2020
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,883,383	4,337,274	$0.43	$3,988,228	4,323,358	$0.92
Effect of Dilutive Securities		3,477			20,552
Diluted Income Per Common Share	$1,883,383	4,340,751	$0.43	$3,988,228	4,343,910	$0.92

	For three months ended June 30, 2019			For six months ended June 30, 2020
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$2,428,499	4,452,798	$0.55	$4,548,863	4,445,750	$1.02
Effect of Dilutive Securities		51,166			55,631
Diluted Income Per Common Share	$2,428,499	4,503,964	$0.54	$4,548,863	4,501,381	$1.01

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  This standard was adopted during the second quarter of 2020 with no impact on the Company’s consolidated financial statements.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2020, the Company reported a $3,199,386 unrealized loss, net of a $1,095,092 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2020, the Company reported a $998,121 unrealized loss, net of a $341,639 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of June 30, 2020, based on current fair values, the Company pledged cash collateral of $5.6 million to its counterparty for the swaps, included on the balance sheet in interest-bearing demand deposits in other financial institutions. As of December 31, 2019, based on then current fair values, the Company had pledged cash collateral of $1.9 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at June 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:
						June 30, 2020	Estimated Fair Value at:
Forward Start Inception Date	Termination Date	Derivative Type	Notional Amount	Rate Paid	Rate Hedged	Balance Sheet Classfication	June 30, 2020	December 31, 2019

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(4,294,478)	$(1,067,935)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(1,339,760)	$(560,388)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended June 30,		Six months ended June 30,
Type	Classfication	2020	2019	2020	2019

Interest rate swap - FHLB Advances	Interest expense	$122,537	$(59,205)	$162,378	$(129,093)

Interest rate swap - Subordinated Debentures	Interest expense	$38,590	$1,301	$60,031	$1,301

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

June 30, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$8,543	$-	$8,543
Municipals	-	51,279	-	51,279
Corporates	-	27,271	-	27,271
Mortgage-backed securities - private label	-	10,797	-	10,797
Goverment sponsored asset-backed securities and SBA loan pools	-	49,133	-	49,133
Available-for-sale securities	$-	$147,023	$-	$147,023

Financial liabilities:

Interest rate swaps	$-	$5,634	$-	$5,634

December 31, 2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$2,488	$-	$2,488
Municipals	-	36,175	-	36,175
Corporates	-	15,535	-	15,535
Mortgage-backed securities - private label	-	13,811		13,811
Goverment sponsored asset-backed securities and SBA loan pools	-	50,236	-	50,236
Available-for-sale securities	$-	$118,245	$-	$118,245

Financial liabilities:

Interest rate swaps	$-	$1,628	$-	$1,628

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2020	$-	$-	$2,689	$2,689

December 31, 2019	$-	$-	$1,483	$1,483

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2020	$-	$-	$471	$471

December 31, 2019	$-	$-	$233	$233

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$2,689	Market Comparable	Discount to reflect realizable value	0%-100%	(19%)
Foreclosed assets held for sale	$471	Market Comparable	Discount to reflect realizable value	4%-57%	(24%)

	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,483	Market Comparable	Discount to reflect realizable value	0%-100%	(22%)
Foreclosed assets held for sale	$233	Market Comparable	Discount to reflect realizable value	30%-30%	(30%)

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$113,625,054	$113,625,054	1
Interest-bearing time deposits at other financial institutions	7,700,000	7,700,000	2
Federal Home Loan Bank stock	3,852,100	3,852,100	2
Mortgage loans held for sale	9,403,564	9,403,564	2
Loans, net	772,358,001	782,302,216	3
Interest receivable	4,870,504	4,870,504	2

Financial liabilities:
Deposits	930,956,161	932,681,578	2
Federal Home Loan Bank advances	66,000,000	65,935,851	2
Subordinated debentures	15,465,000	15,465,000	3
Note payable to bank	11,300,000	11,300,000	3
Interest payable	708,791	708,791	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2019
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$92,671,909	$92,671,909	1
Interest-bearing time deposits at other financial institutions	250,000	250,315	2
Federal Home Loan Bank stock	3,757,500	3,757,500	2
Mortgage loans held for sale	2,786,564	2,786,564	2
Loans, net	720,732,402	723,363,117	3
Interest receivable	3,511,875	3,511,875	2

Financial liabilities:
Deposits	821,406,532	822,046,988	2
Federal Home Loan Bank advances	65,000,000	66,015,635	2
Subordinated debentures	15,465,000	15,465,000	3
Note payable to bank	11,200,000	11,200,000	3
Interest payable	793,746	793,746	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 14: Recent Events

The COVID-19 pandemic is creating disruptions to the overall economy and to the lives of individuals throughout our local communities. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government stimulus programs, and legislation designed to deliver monetary aid and other relief to many segments of the economy. While the scope, duration, and impacts of COVID-19 are continuing to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted economic activities, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, a sustained economic downturn or recession may result causing many of the risk factors identified in our Form 10-K and this Form 10-Q to be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below and in Part II of this filing.

Note 15: Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institutions.  Each institution deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 30, 2020, the Bank had $83.0 million in deposits above FDIC insured limits.  These funds are held with three institutions that are each shown to be well capitalized as of June 30, 2020.

Note 16: Subsequent Events

On July 30, 2020, the Company announced the closing of its private offering of $20.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Notes have a stated maturity of September 30, 2030, are redeemable by the Company at its option, in whole or in part, on or after September 30, 2025, and at any time upon the occurrence of certain events. Prior to September 30, 2025, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Notes. On or after September 30, 2025, the Company may redeem the Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Notes being redeemed, together with any accrued and unpaid interest on the Notes being redeemed to but excluding the date of redemption. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 5.25% per year, from and including July 29, 2020 to, but excluding, September 30, 2025 or earlier redemption date. From and including September 30, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 519 basis points. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term secured overnight financing rate (“SOFR”). Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Company intends to use the net proceeds it received from the sale of the Notes for general corporate purposes which may include supporting organic growth, repayment of outstanding indebtedness, repurchasing of its common stock, capital expenditures and for investments in the Bank as regulatory capital.

On July 30, 2020, the Company fully paid off a $11.2 million note payable at another financial institution. This note was originally established during 2018 to partially fund the acquisition of Hometown Bank. It carried a variable rate of interest tied to 30-day LIBOR plus 250 basis points with a floor of 4.00% and had a maturity of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank.  The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank.  As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses.  The following discussion reviews material changes in the Company’s financial condition as of June 30, 2020, and the results of operations for the three and six months ended June 30, 2020 and 2019.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  The following factors or combination of factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; effects of the coronavirus pandemic (COVID-19) on our Company, the communities where we have our branches, the state of Missouri and the United States, related to the economy and overall financial stability; insufficient provisions for loan losses could reduce earnings for several periods until acceptable levels are reached; new accounting standards for calculating loan loss reserves may have a material adverse impact on our financial condition; merger or acquisition activity may not produce anticipated results; changes in portfolio composition; a decrease in cash flows from our investment portfolio may adversely affect our liquidity; changes in management strategy; increased competition from both bank and non-bank companies, the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, insurance, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates including negative interest rates; changes in LIBOR including the impact of the possible elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of this Quarterly Report on Form 10-Q, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Impacts from COVID-19 on Our Financial Statements and Results of Operations

The spread of the COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Financial Impacts to the Bank:  Unemployment and business closings will likely continue to rise in our markets while there are increased infection rates and changing community health guidelines.  Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. The provision for loan losses totaled $1,250,000 for the first six months of 2020, compared to $100,000 for the same period of 2019. We expect that we may continue to experience increases in our provision for loan losses. We expect to continue to offer relief in the form of loan payment deferrals and loan modifications as sheltering orders or limitations on in-person interactions may persist longer than anticipated.  The Bank expects other ramifications to include increases in realized losses on loans and decreased fee income due to lower loan originations and deposit activity.  Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and overall earnings.

Paycheck Protection Program (PPP) Activity:  The Federal government has approved various stimulus packages to assist small businesses, individuals, health care entities and certain governmental entities over the past months.  Availability and coverage of these programs continues to evolve as the breadth of the economic impact from COVID-19 unfolds.  One of the most notable programs is the Coronavirus Aid, Relief and Economic Security (CARES) Act which made available relief to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, could provide funds to qualified borrowers for payroll and certain other costs and all or a portion of such loans will be forgiven if use of funds criteria are met.  An initial amount of $349 billion of PPP funds was authorized in late March 2020 and was fully exhausted within two weeks of start-up. An additional $321 billion of PPP funds was authorized in late April 2020 with those funds being available to qualified applicants until August 8, 2020. As of June 30, 2020 the Bank has approved and funded 650 PPP loans for a total of approximately $55 million, impacting over 8,300 jobs in the communities we serve.  Income for originating these loans is approximately $2.2 million for the Bank to be recognized over the life of the individual PPP loans. This is the primary driver causing net deferred loan fees/costs to increase from $574,000 to $2,328,00 (305%) during the past six months.

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted and we expect that they will continue to adversely impact the performance of our loan portfolio.  Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB), short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not considered troubled debt restructurings (TDRs) for reporting purposes.  As of June 30, 2020, 251 loans with an aggregate balance of $205.1 million were modified with additional details noted in the following table.

COVID-19 Loan Modifications

Collateral Type	# Loans Modified	$ of Loans Modified	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months	Full Payment Deferral 4-6 Months	Other
Hotel/Motel	27	$59,411,260	$7,946,164	$2,655,156	$26,053,514	$22,144,206	$612,220	$-
Theatre	7	24,997,330	-	-	-	24,997,330	-	-
Multifamily	24	23,247,507	3,013,500	654,387	2,732,346	-	16,847,274	-
1-4 Family Investment	74	20,350,028	1,910,414	8,702,896	6,299,145	3,156,914	-	280,659
Retail (C&I & RE)	20	16,403,065	110,497	15,668,811	-	623,757	-	-
Office	12	16,357,550	-	4,564,226	1,205,404	10,587,921	-	-
Warehouse	9	10,211,140	-	8,750,457	-	1,460,683	-	-
Automotive/Transportation	17	9,686,218	-	2,559,438	6,839,540	287,241	-	-
Restaurant	16	5,797,874	-	3,733,156	247,720	1,816,998	-	-
Stock	1	4,742,000	-	-	-	4,742,000	-	-
Land & Land Development	7	2,770,091	309,905	648,430	-	531,878	-	1,279,878
Religious Organizations	3	2,180,584	144,956	1,880,000	-	-	-	155,627
Agricultural / Farmland	3	1,368,621	-	880,850	-	-	-	487,770
1-4 Family Consumer	8	633,828	-	18,666	583,050	-	-	32,112
Other	23	6,972,356	1,353,113	1,831,470	793,169	1,290,470	1,540,010	164,124
Total	251	$205,129,452	$14,788,549	$52,547,943	$44,753,888	$71,639,398	$18,999,504	$2,400,170

Market Volatility Risk: As noted herein, the COVID-19 pandemic has led to disruption and volatility in the global capital markets. These conditions may require us to recognize an elevated level of other than temporary impairments on investment securities in our portfolio as issues of these securities are negatively impacted by the economic slowdown. Declines in fair value of investment securities in our portfolio could also reduce the unrealized gains reported as part of our consolidated comprehensive income.

Actions Taken by Bank in Response to Challenges Arising From COVID-19

Impacts from the COVID-19 pandemic have caused abrupt and drastic changes in many aspects of everyday life greatly influencing how we operate both personally and professionally. As we continue to adapt to operating in this “new normal” we maintain our focus on serving our customers, employees and increasing our stockholder value while operating in a socially distant environment. The goal to best serve our communities has not changed, but the manner in which we achieve this has. Summaries of some of the areas in which we have seen the greatest change while continuing to be a valued business partner to those we serve are below:

Associates: We are limiting staff in our facilities, when possible, to aid in lowering the possibility of infections in our communities. We have increased sanitation efforts, instituted protective equipment in the form of masks, gloves and screens at our locations and increased guidance and flexibility for our employees from our Human Resources department.

Customer Service: Staffing has been increased to handle higher volumes of inquiries. Inquires related to stimulus deposits, loan modifications and accessing government loan programs have been top-of-mind of many customers, greatly increasing the workload of nearly each department within the Bank

Technology: Our online banking platform and ten video banking machines have seen increased usage during this time. Investments to build out these resources continue during the COVID-19 pandemic to best serve our customers in a socially distant environment while still being able to access financial information at any time. This has allowed us to serve our customer base in a nearly seamless manner.

Financial Condition

The Company’s total assets increased $116,435,984 (12%) from $1,012,024,625 as of December 31, 2019, to $1,128,460,609 as of June 30, 2020.

Available-for-sale securities increased $28,777,560 (24%) from $118,245,314 as of December 31, 2019, to $147,022,874 as of June 30, 2020. The Company had purchases of $65,436,639 and an increase in unrealized gains of $2,507,140 offset by sales, calls, maturities and principal payments of $31,677,260 during the six-month period.

Net loans receivable increased by $51,625,599 (7%) from $720,732,402 as of December 31, 2019 to $772,358,001 as of June 30, 2020. Year-to-date, commercial loans increased $54,331,225 (48%) (See section above titled “Impacts from COVID-19 on Our Financial Statements and Results of Operations” for details on PPP lending activity, which is included in the commercial category), one-to-four family mortgage loans increased $8,364,075 (7%), commercial real estate loans increased $6,080,624 (2%), permanent multi-family loans decreased $1,624,186 (2%), consumer loans decreased $1,637,384 (5%) and construction loans decreased $10,954,150 (14%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $1,180,330 (16%) from $7,607,587 as of December 31, 2019 to $8,787,917 as of June 30, 2020. Provisions for loan losses of $1,250,000 were recorded by the Company for the six months ended June 30, 2020. This expense reflects an increased provision resulting from stress on our loan portfolio from the increase in unemployment and economic effects attributable to the COVID-19 pandemic. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2020 and December 31, 2019 was 1.12% and 1.04%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2020 and December 31, 2019 was 78.0% and 76.1%, respectively. Management believes the allowance for loan losses at June 30, 2020 are at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

In accordance with generally accepted accounting principles (GAAP) for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of $580,000 as of June 30, 2020.

Deposits increased $109,549,629 (13%) from $821,406,532 as of December 31, 2019, to $930,956,161 as of June 30, 2020. For the six months ended June 30, 2020, checking and savings accounts increased by $125,371,529 (20%) primarily due to the continued focus on attracting and retaining retail, commercial and public fund relationships. Also, a significant amount of the increase was due to the retaining of borrower PPP funds in their corresponding deposit accounts until utilization is necessary. Certificates of deposit balances decreased by $15,615,416 (8%) due to less reliance on brokered and internet accounts due to the large increases in transaction accounts noted above. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Accrued expenses and other liabilities increased by $4,753,530 (114%) to $8,907,292 from $4,153,762 during the year. The majority of this amount is due to mark-to-market adjustments on interest rate swaps, net of tax, which increased unrealized losses during the year by $3,905,915 as interest rates continue to remain low, running counter to the hedged position.

Stockholders’ equity increased $1,148,523 (1%) from $84,631,882 as of December 31, 2019, to $85,780,405 as of June 30, 2020. The Company’s net income during this period exceeded dividends paid or declared by $2,678,366. Other items impacting equity balances during the six-month period include increases in unrealized gains in the investment portfolio of $2,507,140 offset by stock repurchase and award activity of $390,420 and increased unrealized losses from interest rate swaps of $3,646,563. On a per common share basis, tangible book value increased to $18.92 as of June 30, 2020 compared to $18.71 as of December 31, 2019.

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

Analysis of Net Interest Income and Margin:
	Three months ended 6/30/2020			Three months ended 6/30/2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$772,447	$9,094	4.74%	$768,176	$10,395	5.43%
Investment securities	136,145	923	2.73%	96,422	681	2.83%
Other assets	102,506	142	0.56%	37,253	224	2.41%
Total interest-earning	1,011,098	10,159	4.04%	901,851	11,300	5.03%
Noninterest-earning	70,534			68,080
	$1,081,632			$969,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$45,737	17	0.15%	$40,598	32	0.32%
Transaction accounts	508,861	544	0.43%	417,536	1,551	1.49%
Certificates of deposit	192,793	981	2.05%	234,515	1,216	2.08%
FHLB advances	58,264	284	1.96%	51,677	289	2.24%
Other borrowed funds	11,202	115	4.13%	5,000	64	5.13%
Subordinated debentures	15,465	195	5.07%	21,731	297	5.48%
Total interest-bearing	832,322	2,136	1.03%	771,057	3,449	1.79%
Noninterest-bearing	164,259			115,033
Total liabilities	996,581			886,090
Stockholders’ equity	85,051			83,841
	1,081,632			969,931
Net earning balance	$178,776			130,794
Earning yield less costing rate			3.01%			3.24%
Net interest income, and net yield spread on interest earning assets		$8,023	3.19%		$7,851	3.49%
Ratio of interest-earning assets to interest-bearing liabilities		121%			117%

	Six months ended 6/30/2020			Six months ended 6/30/2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$753,443	$18,647	4.98%	$774,227	$20,698	5.39%
Investment securities	130,993	1,808	2.78%	93,259	1,279	2.77%
Other assets	99,515	503	1.02%	34,098	419	2.48%
Total interest-earning	983,951	20,958	4.29%	901,584	22,396	5.01%
Noninterest-earning	70,607			63,477
	1,054,558			965,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$42,720	43	0.20%	$40,250	62	0.31%
Transaction accounts	506,512	1,922	0.76%	414,440	3,027	1.47%
Certificates of deposit	196,071	2,071	2.12%	236,868	2,317	1.97%
FHLB advances	54,872	558	2.04%	55,917	645	2.33%
Other borrowed funds	11,347	238	4.22%	5,000	132	5.32%
Subordinated debentures	15,465	391	5.08%	21,742	588	5.45%
Total interest-bearing	826,987	5,223	1.27%	774,217	6,771	1.76%
Noninterest-bearing	142,028			107,839
Total liabilities	969,015			882,056
Stockholders’ equity	85,543			83,005
	1,054,558			965,061
Net earning balance	$156,964			127,367
Earning yield less costing rate			3.02%			3.25%
Net interest income, and net yield spread on interest earning assets		$15,735	3.22%		15,625	3.50%
Ratio of interest-earning assets to interest-bearing liabilities		119%			116%

Results of Operations - Comparison of Three and Six-Month Periods Ended June 30, 2020 and 2019

Net income for the three and six months ended June 30, 2020 was $1,883,383 and $3,988,228, respectively, compared to $2,428,499 and $4,548,863 for the three and six months ended June 30, 2019, respectively, which represents a decrease in earnings of $545,116 (22%) and $560,635 (12%) for the three and six month periods, respectively. Generally, earnings were negatively impacted by higher provisions for loans losses and decreased interest margins when compared to the previous year.

Interest Income

Total interest income for the three and six months ended June 30, 2020 decreased $1,140,449 (10%) and $1,438,028 (6%), respectively, when compared to the same periods in 2019. When compared to the three and six month periods ended June 30, 2020 with the same periods in 2019, the average yield on interest earning assets decreased 99 basis points to 4.04% and decreased 72 basis points to 4.29%, while the average balance of interest earning assets increased approximately $109,247,000 for the three month period and increased approximately $82,367,000 for the six month period. The increase in the year-to-date amounts is primarily due to increased cash, investments and loan portfolio balances as funds from increased deposits are being used to diversify holdings while loan growth outside of PPP loans remained steady when compared to the same periods in 2019. For the three-month period, the yield on loans decreased 69 basis points to 4.74% with $169,000 in loan accretion recognized on loans acquired from Hometown compared to $452,000 in the same quarter of 2019. Partially offsetting this anticipated decline in accretion income was $197,000 of loan fees recognized from the origination of PPP loans previously mentioned.

Interest Expense

Total interest expense for the three and six months ended June 30, 2020 decreased $1,312,743 (38%) and $1,547,936 (23%), respectively, when compared to the three and six months ended June 30, 2019. For the three and six months period ended June 30, 2020 compared to the same periods in 2019, the average cost of interest bearing liabilities decreased 76 basis points to 1.03% and decreased 49 basis points to 1.27%, primarily due to the reductions to key interest rates by the Federal Reserve during the first quarter of 2020. Offsetting rate declines, the average balance of interest-bearing liabilities increased approximately $61,265,000 for the three-month period and increased approximately $52,770,000 for the six-month period. The increases are primarily due to increased liability balances across savings and transaction accounts as stimulus amounts and cash holdings have generally been maintained by account holders during the first half of 2020 and the Company’s business development efforts. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $750,000 for the three months ended June 30, 2020 and $1,250,000 for the six months ended June 30, 2020, compared to $100,000 for both periods in 2019. The decision to fund the provision for the second quarter was based on weaknesses developing within the loan portfolio due to the COVID-19 pandemic. Overall economic conditions impacting both individuals and businesses have already led to loan payment deferrals and modifications of loan agreements. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or other circumstances warrant.

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

Non-Interest Income

Non-interest income increased $379,380 (20%) and $914,177 (26%) for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019. For the periods, the Company had increased income of $380,996 (100%) and $936,486 (100%) recognized from fees generated from a new commercial loan swap product, improved income recognized from the sale of mortgage loans of $321,291 (57%) and $438,704 (44%) and realized gains on the sale of investment securities increased by $56,382 (71%) and $114,929 (238%) compared to the same three and six month periods in 2019. Offsetting the increases, were reduced gains on the sale of foreclosed assets of $113,701 (285%) and $101,570 (487%), lower income from sales of Small Business Administration (“SBA”) loans of $247,457 (100%) and $497,576 (100%), and decreased service charge revenue of $105,515 (25%) and $98,143 (12%), respectively, when compared to the same three and six month periods in 2019.

Non-Interest Expense

Non-interest expenses increased $426,848 (6%) and $381,918 (3%) for the three and six months ended June 30, 2020 when compared to the same periods in 2019.  Significant non-interest expense items are as follows:

●

Data processing expenses increased $156,525 (37%) and $365,195 (45%) for the quarter and year-to-date compared to the same periods in 2019 due to expenses related to upgrades made to our core processing system in last half of 2019.

●

Salaries and employee benefit expenses increased $185,909 (5%) and $176,203 (2%) for the quarter and year-to-date compared to the same periods in 2019 primarily due to the hiring of new commercial relationship managers and increased commissions and incentives related to strong mortgage lending activity.

●	A non-recurring early termination fee related to an ATM/debit card processing contract of $134,000 (100%) was recorded during the second quarter of 2020.
●

A $33,093 (28%) and $132,628 (61%) reduction in FDIC assessment premiums for the second quarter and year-to-date periods of 2020 compared to the same periods in 2019 was experienced due to previously awarded credits offsetting current fees.

Provision for Income Taxes

The provision for income taxes increased by $19,942 (5%) and $52,802 (7%) for the three and six months ended June 30, 2020 when compared to the same periods in 2019. The increase in the provision for income taxes for the 2020 periods is primarily due to an increase in our overall effective tax rate from the reduced availability and utilization of various federal and state income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2020 and December 31, 2019 was 73.2% and 76.1%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2020, were $23,450,000 or 2.08% of total assets as compared to $18,553,000 or 1.83% of total assets at December 31, 2019. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	6/30/2020	12/31/2019	12/31/2018
Nonperforming loans	$11,239	$10,003	$13,082
Real estate acquired in settlement of loans	771	992	1,127
Total nonperforming assets	$12,010	$10,995	$14,209

Total nonperforming assets as a percentage of total assets	1.06%	1.09%	1.47%
Allowance for loan losses	$8,788	$7,608	$7,996
Allowance for loan losses as a percentage of gross loans	1.12%	1.04%	1.02%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $113,625,054 as of June 30, 2020 and $92,671,909 as of December 31, 2019, representing an increase of $20,953,145. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. During the first quarter of 2020, the CARES Act introduced interim CBLR provisions that allow for extended periods for institutions that fall below the 9.0 percent threshold to gradually increase their ratio from minimums of 8.0 percent in 2020, 8.5 percent in 2021 and 9.0 percent in 2022. Additionally, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule.

The Bank opted in to the new CBLR framework during the first quarter of 2020. As of June 30, 2020, the Bank’s common equity Tier 1 ratio was 9.9738% which exceeded the current minimum of 8.00%.

Subsequent Event - Issuance of Subordinated Notes

The Company is unable to predict the extent, severity or duration of the COVID-19 pandemic and the resultant adverse business conditions and operational trends as described above. In light of this, the Company believes that it is prudent to increase its regulatory capital in a cost-effective way without diluting its current shareholders.  On July 30, 2020, the Company announced the closing of its private offering of $20.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The net proceeds of the Notes will be used for general corporate purposes, including supplementing capital ratios. In addition, the Company plans to retire an existing term loan. For additional detail regarding the terms of the Notes, see Note 16 to the Notes to Condensed Consolidated Financial Statements (unaudited) included herein.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2020 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ration	Change
+200	$111,974	$25,891	30%	10.27%	2.53%
+100	100,788	14,705	17%	9.14%	1.41%
NC	86,083	-	0%	7.74%	0.00%
-100	88,049	1,966	2%	7.85%	0.11%
-200	96,198	10,115	12%	8.52%	0.79%

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

During the quarter ended June 30, 2020, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

          None.

Item 1A. Risk Factors

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10-K.

In the quarter ended June 30, 2020, our financial results were adversely impacted by the COVID-19 pandemic, primarily due to our recording of a provision for loan losses of $750,000 based on expected stresses that will occur in the loan portfolio due to the pandemic and, to a lesser extent, by loan payment deferrals and loan modifications. Our future business and financial results will likely also be adversely impacted by COVID-19. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

Credit Risk - Business customers of the Bank, including without limitation hotel and motel industry customers, as well as consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor disruptions, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan and mortgage payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and other services, and the financial condition and credit risk of our customers. Further, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure, in the event of delinquencies. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like this, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit. Detailed information regarding PPP loans and loan modifications are included above in the General section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Risk - Our results may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may negatively impact our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental, non-governmental and regulatory authorities. Over the past several months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. In our two major market areas of Springfield and Joplin, Missouri, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans and lower usage of ATMs and debit cards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a repurchase plan which was announced on February 28, 2020. This plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires December 31, 2022. There are no other repurchase plans in effect at this time. During the quarter ended June 30, 2020, the Company had no repurchase activity of its common stock. As of June 30, 2020, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

4.1   Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (1)

10.1 Employment Agreement, dated April 20, between Company and Craig Dunn*(2)

10.2 Written Description of 2020 Executive Incentive Compensation Annual Plan – Chief Commercial Banking Officer*(3)

10.3 Written Description of 2020 Performance Share/Restricted Stock Unit Award Agreement – Chief Commercial Banking Officer*(4)

10.4 Subordinated Note Purchase Agreement, dated July 29, 2020, by and among Guaranty Federal Bancshares, Inc. and the Purchasers (5)

31(i).1 Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act †

31(i).2 Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act †

32        Officer certifications pursuant to 18 U.S.C. Section 1350 †

101      The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

104      Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

† Filed herewith

_____________________________________________________________________________________________

(1)	Filed as Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2020 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 12, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 12, 2020 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 7, 2020
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	August 7, 2020
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)