Form 10-Q
period 2020-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2020-11-06
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2020
Common Stock, Par Value $0.10 per share	4,364,152 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

ASSETS	9/30/2020	12/31/2019
Cash and due from banks	$5,485,504	$5,114,067
Interest-bearing demand deposits in other financial institutions	116,518,226	87,557,842
Cash and cash equivalents	122,003,730	92,671,909
Interest-bearing time deposits at other financial institutions	6,230,414	250,000
Available-for-sale securities	152,236,508	118,245,314
Stock in Federal Home Loan Bank, at cost	3,852,100	3,757,500
Mortgage loans held for sale	5,259,413	2,786,564
Loans receivable, net of allowance for loan losses of September 30, 2020 - $9,680,688 and December 31, 2019 - $7,607,587, respectively	771,447,520	720,732,402
Accrued interest receivable	4,801,074	3,511,875
Prepaid expenses and other assets	8,235,182	8,862,954
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,146,160	2,503,910
Foreclosed assets held for sale	646,450	991,885
Premises and equipment, net	18,247,400	19,164,496
Operating lease right-of-use asset	8,617,737	9,052,941
Bank owned life insurance	25,151,911	24,698,438
Deferred and receivable income taxes	4,488,254	3,359,455
	$1,134,798,835	$1,012,024,625
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$926,919,606	$821,406,532
Federal Home Loan Bank advances	66,000,000	65,000,000
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000
Subordinated notes, net	19,552,770	-
Note payable to bank	-	11,200,000
Advances from borrowers for taxes and insurance	641,602	268,200
Accrued expenses and other liabilities	8,989,643	4,153,762
Operating lease liabilities	8,699,301	9,105,503
Accrued interest payable	724,200	793,746
	1,046,992,122	927,392,743
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2020 and December 31, 2019 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,305,837	51,908,867
Retained earnings, substantially restricted	76,782,345	72,860,750
Accumulated other comprehensive loss	(868,752)	(431,035)
	127,911,380	125,030,532
Treasury stock, at cost; September 30, 2020 and December 31, 2019 - 2,555,351 and 2,582,041 shares, respectively	(40,104,667)	(40,398,650)
	87,806,713	84,631,882
	$1,134,798,835	$1,012,024,625

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Interest Income
Loans	$8,814,378	$10,429,973	$27,461,918	$31,128,087
Investment securities	1,003,767	735,044	2,811,384	2,013,548
Other	150,111	416,604	652,869	835,929
	9,968,256	11,581,621	30,926,171	33,977,564
Interest Expense
Deposits	1,499,878	2,880,067	5,536,156	8,285,507
FHLB advances	302,949	282,845	860,375	928,131
Subordinated debentures issued to Capital Trusts	212,470	185,202	603,636	773,325
Subordinated notes	180,833	-	180,833	-
Other	40,613	111,364	278,677	243,385
	2,236,743	3,459,478	7,459,677	10,230,348
Net Interest Income	7,731,513	8,122,143	23,466,494	23,747,216
Provision for Loan Losses	950,000	100,000	2,200,000	200,000
Net Interest Income After Provision for Loan Losses	6,781,513	8,022,143	21,266,494	23,547,216
Noninterest Income
Service charges	370,203	442,051	1,092,830	1,262,821
Net gain on sale of investment securities	298,158	31,493	461,350	79,756
Gain on sale of mortgage loans held for sale	1,195,290	722,909	2,621,924	1,710,839
Gain on sale of Small Business Administration loans	498,737	301,187	498,737	798,763
Commercial loan referral income	160,872	-	1,097,358	-
Net gain (loss) on foreclosed assets	31,588	(134,145)	(49,116)	(113,279)
Other income	715,483	573,635	1,959,098	1,695,903
	3,270,331	1,937,130	7,682,181	5,434,803
Noninterest Expense
Salaries and employee benefits	4,588,647	4,144,402	12,677,040	12,056,592
Occupancy	1,164,931	1,149,242	3,480,873	3,389,417
FDIC deposit insurance premiums	107,039	40,000	192,039	257,628
Data processing	593,515	368,374	1,767,851	1,177,515
Advertising	122,250	102,500	366,750	402,500
Amortization of core deposit intangible	119,250	119,250	357,750	357,750
Other expense	1,039,617	1,029,688	2,944,906	2,982,096
	7,735,249	6,953,456	21,787,209	20,623,498
Income Before Income Taxes	2,316,595	3,005,817	7,161,466	8,358,521
Provision for Income Taxes	418,819	455,275	1,275,462	1,259,116
Net Income Available to Common Shareholders	$1,897,776	$2,550,542	$5,886,004	$7,099,405

Basic Income Per Common Share	$0.44	$0.58	$1.36	$1.60
Diluted Income Per Common Share	$0.44	$0.57	$1.35	$1.58

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
NET INCOME	$1,897,776	$2,550,542	$5,886,004	$7,099,405
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain on investment securities available-for-sale, before income taxes	933,372	721,464	3,603,704	3,441,561
Change in unrealized gain (loss) on interest rate swaps, before income taxes	288,568	(852,090)	(3,717,347)	(3,694,933)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(298,158)	(31,493)	(461,350)	(79,756)
Total other items of comprehensive income (loss)	923,782	(162,119)	(574,993)	(333,128)
Income tax expense (benefit) related to other items of comprehensive income	222,076	(137,408)	(137,276)	(84,948)
Other comprehensive income (loss)	701,706	(24,711)	(437,717)	(248,180)
TOTAL COMPREHENSIVE INCOME	$2,599,482	$2,525,831	$5,448,287	$6,851,225

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTERLY AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882
Net income	-	-	-	2,104,845	-	2,104,845
Other comprehensive loss	-	-	-	-	(1,985,859)	(1,985,859)
Dividends on common stock ($0.15 per share)	-	-	-	(654,735)	-	(654,735)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(636,438)	693,787	-	-	57,349
Balance, March 31, 2020	691,950	51,272,429	(40,095,131)	74,310,860	(2,416,894)	83,763,214
Net income	-	-	-	1,883,383	-	1,883,383
Other comprehensive income	-	-	-	-	846,436	846,436
Dividends on common stock ($0.15 per share)	-	-	-	(655,127)	-	(655,127)
Stock award plans	-	(83,844)	26,343	-	-	(57,501)
Balance, June 30, 2020	691,950	51,188,585	(40,068,788)	75,539,116	(1,570,458)	85,780,405
Net income	-	-	-	1,897,776	-	1,897,776
Other comprehensive income	-	-	-	-	701,706	701,706
Dividends on common stock ($0.15 per share)	-	-	-	(654,547)	-	(654,547)
Stock award plans	-	117,252	(35,879)	-	-	81,373
Balance, September 30, 2020	$691,950	$51,305,837	$(40,104,667)	$76,782,345	$(868,752)	$87,806,713

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTERLY AND TWELVE MONTHS ENDED DECEMBER 31, 2019

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$690,200	$51,382,585	$(36,971,124)	$65,829,687	$(452,756)	$80,478,592
Net income	-	-	-	2,120,364	-	2,120,364
Other comprehensive income	-	-	-	-	380,791	380,791
Dividends on common stock ($0.13 per share)	-	-	-	(582,817)	-	(582,817)
Stock award plans	-	(53,689)	222,789	-	-	169,100
Stock options exercised	1,000	50,900	-	-	-	51,900
Balance, March 31, 2019	691,200	51,379,796	(36,748,335)	67,367,234	(71,965)	82,617,930
Net income	-	-	-	2,428,499	-	2,428,499
Other comprehensive loss	-	-	-	-	(604,260)	(604,260)
Dividends on common stock ($0.13 per share)	-	-	-	(581,021)	-	(581,021)
Treasury stock purchased	-	-	(312,892)	-	-	(312,892)
Stock award plans	-	195,599	(5,583)	-	-	190,016
Stock options exercised	-	-	-	-	-	-
Balance, June 30, 2019	691,200	51,575,395	(37,066,810)	69,214,712	(676,225)	83,738,272
Net income	-	-	-	2,550,542	-	2,550,542
Other comprehensive loss	-	-	-	-	(24,711)	(24,711)
Dividends on common stock ($0.13 per share)	-	-	-	(569,784)	-	(569,784)
Treasury stock purchased	-	-	(2,151,696)	-	-	(2,151,696)
Stock award plans	-	187,157	(24,950)	-	-	162,207
Stock options exercised	400	19,920	-	-	-	20,320
Balance, September 30, 2019	691,600	51,782,472	(39,243,456)	71,195,470	(700,936)	83,725,150
Net income	-	-	-	2,315,685	-	2,315,685
Other comprehensive income	-	-	-	-	269,901	269,901
Dividends on common stock ($0.15 per share)	-	-	-	(650,405)	-	(650,405)
Treasury stock purchased	-	-	(1,140,291)	-	-	(1,140,291)
Stock award plans	-	108,965	(14,903)	-	-	94,062
Stock options exercised	350	17,430	-	-	-	17,780
Balance, December 31, 2019	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	9/30/2020	9/30/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,886,004	$7,099,405
Items not requiring (providing) cash:
Deferred income taxes	(1,990,466)	(64,536)
Depreciation and amortization	1,504,337	1,469,751
Provision for loan losses	2,200,000	200,000
Gain on sale of Small Business Administration loans	(498,737)	(798,763)
Gain on sale of mortgage loans held for sale and investment securities	(3,083,274)	(1,790,595)
Loss on sale of foreclosed assets	22,880	44,159
Gain on sale of premises, equipment and other assets	-	(6,069)
Amortization of deferred income, premiums and discounts	1,862,301	313,686
Amortization of intangible assets	357,750	357,750
Amortization of subordinated notes issuance cost	7,215	-
Stock award plan expense	81,221	521,323
Accretion of purchase accounting adjustments	(335,640)	(1,281,313)
Origination of loans held for sale	(100,689,835)	(24,039,578)
Proceeds from sale of loans held for sale	100,838,910	26,322,296
Increase in cash surrender value of bank owned life insurance	(453,473)	(345,651)
Changes in:
Accrued interest receivable	(1,289,199)	(84,805)
Prepaid expenses and other assets	1,740,752	(1,675,553)
Accounts payable and accrued expenses	930,947	1,850,394
Net cash provided by operating activities	7,091,693	8,091,901
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(57,706,948)	28,608,984
Proceeds from sale of loans	4,365,535	6,445,267
Principal payments on available-for-sale securities	17,327,023	4,959,143
Proceeds from maturities of available-for-sale securities	6,647,890	-
Purchase of premises and equipment	(558,239)	(887,490)
Purchase of available-for-sale securities	(88,059,879)	(56,910,103)
Proceeds from sale of available-for-sale securities	27,430,799	35,035,814
Purchase of bank owned life insurance	-	(4,000,000)
Redemption (purchase) of FHLB stock	(94,600)	2,229,700
Purchase of tax credit investments	-	(3,168,435)
Proceeds from sale of foreclosed assets held for sale	7,189	507,969
Net cash provided by (used in) investing activities	(90,641,230)	12,820,849
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	125,046,823	104,780,937
Net decrease in certificates of deposit	(19,533,749)	(14,380,120)
Proceeds from FHLB advances	26,000,000	93,965,000
Repayments of FHLB advances	(25,000,000)	(149,265,000)
Proceeds from issuance of notes payable	1,800,000	7,200,000
Repayments of notes payable	(13,000,000)	(1,000,000)
Repayment of subordinated debentures	-	(6,186,000)
Issuance of subordinated notes, net of issuance costs	19,545,555	-
Advances from borrowers for taxes and insurance	373,402	408,630
Stock options exercised	-	72,220
Cash dividends paid	(1,960,405)	(1,744,091)
Treasury stock purchased	(390,268)	(2,464,588)
Net cash provided by financing activities	112,881,358	31,386,988
INCREASE IN CASH AND CASH EQUIVALENTS	29,331,821	52,299,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,671,909	34,121,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,003,730	$86,421,380

See Notes to Consolidated Financial Statements

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

Note 4: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2020
Debt Securities:
U. S. government agencies	$7,282,000	$19,524	$-	$7,301,524
Municipals	53,659,414	2,588,022	(34,637)	56,212,799
Corporates	27,572,087	213,432	(146,793)	27,638,726
Mortgage-backed securities - private label	13,145,778	237,257	(51,732)	13,331,303
Government sponsored asset-backed securities and SBA loan pools	46,342,320	1,450,530	(40,694)	47,752,156
	$148,001,599	$4,508,765	$(273,856)	$152,236,508

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
Debt Securities:
U. S. government agencies	$2,499,755	$-	$(11,962)	$2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

Maturities of available-for-sale debt securities as of September 30, 2020:

	Amortized Cost	Approximate Fair Value
1-5 years	$1,151,319	$1,149,719
6-10 years	42,499,397	43,180,499
After 10 years	44,862,785	46,822,831
Mortgage-backed securities - private label not due on a single maturity date	13,145,778	13,331,303
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	46,342,320	47,752,156
	$148,001,599	$152,236,508

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $7,534,885 and $5,261,664 as of September 30, 2020 and December 31, 2019, respectively. The approximate fair value of pledged securities amounted to $7,939,918 and $5,358,929 as of September 30, 2020 and December 31, 2019, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $552,366 and $214,125 and gross losses of $91,016 and $134,369 for the nine months ended September 30, 2020 and September 30, 2019, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $96,883 and $16,749 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Certain other investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2020 and December 31, 2019, was $29,444,701 and $42,570,363, respectively, which is approximately 19% and 36% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

As of September 30, 2020
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$-	$-	$-	$-	$-	$-
Municipals	3,038,531	(34,637)	-	-	3,038,531	(34,637)
Corporates	9,177,777	(146,793)	-	-	9,177,777	(146,793)
Mortgage-backed securities - private label	5,305,270	(51,732)	-	-	5,305,270	(51,732)
Government sponsored asset-backed securities and SBA loan pools	11,923,123	(40,694)	-	-	11,923,123	(40,694)
	$29,444,701	$(273,856)	$-	$-	$29,444,701	$(273,856)

As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,487,795	$(11,962)	$-	$-	$2,487,795	$(11,962)
Municipals	7,083,208	(125,693)	-	-	7,083,208	(125,693)
Corporates	2,452,005	(14,945)	-	-	2,452,005	(14,945)
Mortgage-backed securities - private label	9,416,669	(29,392)	-	-	9,416,669	(29,392)
Government sponsored mortgage-backed securities and SBA loan pools	18,112,148	(125,906)	3,018,538	(67,548)	21,130,686	(193,454)
	$39,551,825	$(307,898)	$3,018,538	$(67,548)	$42,570,363	$(375,446)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2020 and December 31, 2019 include:

	September 30,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$128,467,837	$118,823,731
Multi-family	89,762,581	87,448,418
Real estate - construction	69,915,937	77,308,551
Real estate - commercial	304,555,366	300,619,387
Commercial loans	163,097,935	114,047,753
Consumer and other loans	27,478,627	30,666,185
Total loans	783,278,283	728,914,025
Less:
Allowance for loan losses	(9,680,688)	(7,607,587)
Deferred loan fees/costs, net	(2,150,075)	(574,036)
Net loans	$771,447,520	$720,732,402

Classes of loans by aging at September 30, 2020 and December 31, 2019 were as follows:

As of September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$56	$311	$1,104	$1,471	$126,997	$128,468	$-
Multi-family	-	-	-	-	89,763	89,763	-
Real estate - construction	-	811	3,626	4,437	65,479	69,916	-
Real estate - commercial	200	-	161	361	304,194	304,555	-
Commercial loans	17	-	348	365	162,733	163,098	-
Consumer and other loans	59	-	291	350	27,129	27,479	-
Total	$332	$1,122	$5,530	$6,984	$776,294	$783,278	$-

As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and more Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$83	$437	$125	$645	$118,179	$118,824	$-
Multi-family	-	-	-	-	87,448	87,448	-
Real estate - construction	338	-	-	338	76,971	77,309	-
Real estate - commercial	-	-	43	43	300,576	300,619	-
Commercial loans	134	105	17	256	113,792	114,048	-
Consumer and other loans	48	26	-	74	30,592	30,666	-
Total	$603	$568	$185	$1,356	$727,558	$728,914	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$2,380,345	$2,398,379
Multi-family	-	-
Real estate - construction	4,437,498	3,738,410
Real estate - commercial	3,236,784	2,941,143
Commercial loans	827,644	855,761
Consumer and other loans	130,905	69,784
Total	$11,013,176	$10,003,477

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788
Provision charged to expense	53	270	(30)	126	158	41	332	$950
Losses charged off	-	-	(1)	-	(17)	(62)	-	$(80)
Recoveries	-	1	1	-	3	18	-	$23
Balance, end of period	$1,622	$3,269	$1,509	$920	$1,443	$463	$455	$9,681

Nine months ended September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(127)	995	508	174	325	143	182	$2,200
Losses charged off	-	-	(1)	-	(49)	(175)	-	$(225)
Recoveries	-	7	1	-	38	52	-	$98
Balance, end of period	$1,622	$3,269	$1,509	$920	$1,443	$463	$455	$9,681

Three months ended September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,169	$2,188	$948	$673	$1,236	$397	$60	$7,671
Provision charged to expense	(245)	242	42	50	(125)	99	37	$100
Losses charged off	-	(122)	-	-	(106)	(85)	-	$(313)
Recoveries	28	1	1	-	55	14	-	$99
Balance, end of period	$1,952	$2,309	$991	$723	$1,060	$425	$97	$7,557

Nine months ended September 30, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(523)	317	(41)	82	175	219	(29)	$200
Losses charged off	-	(122)	(271)	-	(381)	(199)	-	$(973)
Recoveries	169	21	6	-	106	32	-	$334
Balance, end of period	$1,952	$2,309	$991	$723	$1,060	$425	$97	$7,557

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2020 and December 31, 2019:

As of September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$626	$95	$249	$-	$300	$18	$-	$1,288
Ending balance: collectively evaluated for impairment	$996	$3,174	$1,260	$920	$1,142	$445	$455	$8,392
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$4,437	$1,023	$2,380	$-	$680	$228	$-	$8,748
Ending balance: collectively evaluated for impairment	$65,479	$301,025	$126,088	$89,763	$162,275	$27,251	$-	$771,880
Ending balance: loans acquired with deteriorated credit quality	$-	$2,507	$-	$-	$143	$-	$-	$2,650

As of December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

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

The following table summarizes the recorded investment in impaired loans at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,086	$1,086	$-	$1,392	$1,392	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	-	-	-	-	-	-
Real estate - commercial	3,281	3,281	-	3,199	3,199	-
Commercial loans	128	128	-	33	33	-
Consumer and other loans	109	109	-	70	70	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,294	$1,294	$249	$1,221	$1,221	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,437	5,670	626	4,742	5,975	553
Real estate - commercial	249	249	95	162	162	24
Commercial loans	695	695	301	999	999	299
Consumer and other loans	119	119	18	150	150	21
Total
Real estate - residential mortgage:
One to four family units	$2,380	$2,380	$249	$2,613	$2,613	$197
Multi-family	-	-	-	-	-	-
Real estate - construction	4,437	5,670	626	4,742	5,975	553
Real estate - commercial	3,530	3,530	95	3,361	3,361	24
Commercial loans	823	823	301	1,032	1,032	299
Consumer and other loans	228	228	18	220	220	21
Total	$11,398	$12,631	$1,289	$11,968	$13,201	$1,094

The following table summarizes average impaired loans and related interest recognized on impaired loans for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,096	$-	$1,046	$1
Multi-family	-	-	5,933	-
Real estate - construction	-	-	-	-
Real estate - commercial	3,104	2	3,353	4
Commercial loans	34	-	161	-
Consumer and other loans	111	10	268	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,248	$-	$1,970	$-
Multi-family	-	-	-	-
Real estate - construction	4,272	-	3,866	-
Real estate - commercial	240	-	657	-
Commercial loans	862	-	702	-
Consumer and other loans	145	-	119	-
Total
Real estate - residential mortgage:
One to four family units	$2,344	$-	$3,016	$1
Multi-family	-	-	5,933	-
Real estate - construction	4,272	-	3,866	-
Real estate - commercial	3,344	2	4,010	4
Commercial loans	896	-	863	-
Consumer and other loans	256	10	387	-
Total	$11,112	$12	$18,075	$5

At September 30, 2020, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Real estate - residential mortgage:
One to four family units	$1,161,579	$1,163,782
Multi-family	-	-
Real estate - construction	4,437,498	3,738,409
Real estate - commercial	895,202	161,491
Commercial loans	679,634	572,683
Total	$7,173,913	$5,636,365

The Bank has allocated $1,103,441 and $927,216 of specific reserves to customers whose loan terms have been modified as a TDR as of September 30, 2020 and December 31, 2019, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ending September 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2020 and December 31, 2019:

September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$62,798	$293,510	$122,995	$89,763	$148,922	$27,251	$745,238
Special Mention	-	620	1,023	-	5,261	-	6,904
Substandard	7,118	10,425	4,450	-	8,915	228	31,136
Doubtful	-	-	-	-	-	-	-
Total	$69,916	$304,555	$128,468	$89,763	$163,098	$27,479	$783,278

December 31, 2019	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$73,489	$292,674	$115,622	$87,448	$100,658	$29,666	$699,557
Special Mention	-	1,476	535	-	8,793	-	10,804
Substandard	3,820	6,469	2,667	-	4,597	1,000	18,553
Doubtful	-	-	-	-	-	-	-
Total	$77,309	$300,619	$118,824	$87,448	$114,048	$30,666	$728,914

The above amounts include purchased credit impaired loans. At September 30, 2020, purchased credit impaired loans comprised of $2.7 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $1,097,358 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

The carrying amount of purchased credit impaired loans are included in the balance sheet amounts of loans receivable at September 30, 2020 and December 31, 2019. The amount of these loans is shown below:

	September 30,	December 31,
	2020	2019
	(In Thousands)	(In Thousands)
Real estate - commercial	$2,846	$3,069
Commercial loans	188	242
Outstanding balance	$3,034	$3,311
Carrying amount, net of fair value adjustment of $384 at September 30, 2020 and $476 at December 31, 2019	$2,650	$2,835

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
	(In Thousands)	(In Thousands)
Balance at beginning of period	$-	$(69)
Additions	-	-
Accretion	-	(98)
Reclassification from nonaccretable difference	-	167
Disposals	-	-
Balance at end of period	$-	$-

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	(In Thousands)	(In Thousands)
Balance at beginning of period	$183	$265
Additions	-	-
Accretion	(48)	(130)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Balance at end of period	$135	$135

The Company’s allowance for loan losses related to purchased credit impaired loans was $1,409 as of September 30, 2020 and $2,391 as of December 31, 2019.

Note 7: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three months ended September 30, 2020. Goodwill amounts are not deductible for tax purposes.

Also as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,374)	(1,016)
Core deposit intangible, net	2,146	2,504
Remaining balance	$3,581	$3,939

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2020 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2020	$119
	2021	477
	2022	477
	2023	477
	2024	477
	Therafter	119
	Total	$2,146

Note 8: Leases

During the first quarter of 2019, the Company adopted ASU 2016-02, “Leases”. As of September 30, 2020, the Company has recorded operating Right of Use (“ROU”) assets of $8,617,737 and corresponding operating ROU liabilities of $8,699,301. At December 31, 2019, operating ROU assets were $9,052,941 with corresponding liabilities of $9,105,503. Additionally, as of September 30, 2020, the Company had financing ROU assets and liabilities of $552,618 compared to balances of $438,580 as of December 31, 2019. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised.   Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$100,490	$82,084	$38,381	$27,226
Interest on lease liabilities	5,940	6,010	1,901	2,138
Operating lease cost	817,715	810,124	273,272	270,042
Sublease income	(36,900)	(32,900)	(12,300)	(10,300)

Total lease costs	$887,245	$865,318	$301,254	$289,106

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.6
Weighted-average remaining lease term - operating leases (in years)	14.5
Weighted-average discount rate - financing leases	1.34%
Weighted-average discount rate - operating leases	5.66%

The following table sets forth, as of September 30, 2020, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2020	$44	$261	$305
	2021	176	1,020	1,196
	2022	170	1,011	1,181
	2023	96	1,002	1,098
	2024	53	856	909
	Thereafter	25	8,979	9,004
	Total undiscounted future minimum lease cash payments	$564	$13,129	$13,693
	Present value discount	(11)	(4,430)	(4,441)
	Lease liability	$553	$8,699	$9,252

Note 9: Subordinated Debentures Issued to Capital Trusts

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

Note 10: Subordinated Notes

On July 29, 2020, the Company completed a private offering of $20.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Costs related to the issuance of $454,445 reduced the proceeds received by the Company and will be amortized over the life of the notes. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Notes have a stated maturity of September 30, 2030, are redeemable by the Company at its option, in whole or in part, on or after September 30, 2025, and at any time upon the occurrences of certain events. Prior to September 30, 2025, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Note. On or after September 30, 2025, the Company may redeem the Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Notes being redeemed, together with any accrued and unpaid interest on the Notes being redeemed to but excluding the date of redemption. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 5.25% per year until September 30, 2025 or earlier redemption date. From October 1, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 519 basis points. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness.

Note 11: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2019 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2020:

Stock Options

All remaining stock options from prior year issuances were exercised in 2019 leaving no amounts outstanding as of September 30, 2020. The total intrinsic value of stock options exercised for the nine months ended September 30, 2020 and 2019 was $0 and $243,769, respectively. The total intrinsic value of outstanding stock options (including exercisable) was $0 and $67,270 at September 30, 2020 and 2019, respectively.

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2020	24,378	$22.75
Granted	18,713	21.48
Vested	(11,464)	22.13
Forfeited	(5,090)	22.37
Balance of shares non-vested as of September 30, 2020	26,537	$22.20

In February 2020, the Company granted 5,579 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $23.50 per share. The total amount of expense for restricted stock grants to directors (including all previous year’s grants) during the nine months ended September 30, 2020 and 2019 was $102,244 and $97,241, respectively.

For the nine months ended September 30, 2020 and 2019, the Company granted 13,134 and 9,932 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous year’s grants) during the nine months ended September 30, 2020 and 2019 was $74,697 and $125,379, respectively.

Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value

Balance of shares non-vested as of January 1, 2020	-	$-
Granted	53,075	15.40
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of September 30, 2020	53,075	$15.40

During 2020, the Company has granted restricted stock units representing 53,075 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the nine months ended September 30, 2020 and 2019 was ($68,728) and $323,646, respectively. Year-to-date credit amounts in 2020 and the decrease from the period in 2019 are due to the reversal of certain accruals related to final performance agreement payouts under previous grants and the reduction of stock price for valuing compensation expense in the current year.

Total stock-based compensation expense recognized for the nine months ended September 30, 2020 and 2019 was $108,213 and $546,266, respectively. As of September 30, 2020, there was $666,272 of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over the remaining vesting period.

Note 12: Income Per Common Share

	For three months ended September 30, 2020			For nine months ended September 30, 2020
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,897,776	4,337,615	$0.44	$5,886,004	4,328,145	$1.36
Effect of Dilutive Securities		8,662			18,638
Diluted Income Per Common Share	$1,897,776	4,346,277	$0.44	$5,886,004	4,346,783	$1.35

	For three months ended September 30, 2019			For nine months ended September 30, 2019
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$2,550,542	4,396,241	$0.58	$7,099,405	4,429,066	$1.60
Effect of Dilutive Securities		58,091			56,532
Diluted Income Per Common Share	$2,550,542	4,454,332	$0.57	$7,099,405	4,485,598	$1.58

Note 13: New Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. Additional guidance on this Topic was released in October 2018 (ASU 2018-16), November 2019 (2019-10) January 2020 (2020-01) and August 2020 (2020-06). The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  Implementation of this standard and subsequent updates did not have a material impact on the Company’s consolidated financial statements.

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

Note 14: Derivative Financial Instruments

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2020, the Company reported a $3,028,934 unrealized loss, net of a $1,036,749 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2020, the Company reported a $953,590 unrealized loss, net of a $326,396 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of September 30, 2020, based on current fair values, the Company pledged cash collateral of $5.5 million to its counterparty for the swaps, included on the balance sheet in interest-bearing demand deposits in other financial institutions. As of December 31, 2019, based on then current fair values, the Company had pledged cash collateral of $1.9 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at September 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:
						September 30, 2020
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	September 30, 2020	December 31, 2019

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(4,065,683)	$(1,067,935)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(1,279,986)	$(560,388)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended September 30,		Nine months ended September 30,
Type	Classfication	2020	2019	2020	2019

Interest rate swap - FHLB Advances	Interest expense	$228,899	$(33,424)	$391,277	$(162,517)

Interest rate swap - Subordinated Debentures	Interest expense	$61,211	$7,268	$121,242	$8,569

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

September 30, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$7,302	$-	$7,302
Municipals	-	56,213	-	56,213
Corporates	-	27,639	-	27,639
Mortgage-backed securities - private label	-	13,331	-	13,331
Government sponsored asset-backed securities and SBA loan pools	-	47,752	-	47,752
Available-for-sale securities	$-	$152,237	$-	$152,237

Financial liabilities:
Interest rate swaps	$-	$5,346	$-	$5,346

December 31, 2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$2,488	$-	$2,488
Municipals	-	36,175	-	36,175
Corporates	-	15,535	-	15,535
Mortgage-backed securities - private label	-	13,811		13,811
Government sponsored mortgage-backed securities and SBA loan pools	-	50,236	-	50,236
Available-for-sale securities	$-	$118,245	$-	$118,245

Financial liabilities:
Interest rate swaps	$-	$1,628	$-	$1,628

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2020	$-	$-	$2,653	$2,653

December 31, 2019	$-	$-	$1,483	$1,483

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2020	$-	$-	$471	$471

December 31, 2019	$-	$-	$233	$233

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$2,653	Market Comparable	Discount to reflect realizable value	0%	-	81%	(18%)
Foreclosed assets held for sale	$471	Market Comparable	Discount to reflect realizable value	4%	-	57%	(24%)

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans (collateral dependent)	$1,483	Market Comparable	Discount to reflect realizable value	0%	-	100%	(22%)
Foreclosed assets held for sale	$233	Market Comparable	Discount to reflect realizable value	30%	-	30%	(30%)

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$122,003,730	$122,003,730	1
Interest-bearing time deposits at other financial institutions	6,230,414	6,255,065	2
Federal Home Loan Bank stock	3,852,100	3,852,100	2
Mortgage loans held for sale	5,259,413	5,259,413	2
Loans, net	771,447,520	769,903,643	3
Interest receivable	4,801,074	4,801,074	2

Financial liabilities:
Deposits	926,919,606	928,280,339	2
Federal Home Loan Bank advances	66,000,000	66,095,943	2
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000	3
Subordinated notes	19,552,770	19,552,770	3
Note payable to bank	-	-	3
Interest payable	724,200	724,200	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

	December 31, 2019
	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$92,671,909	$92,671,909	1
Interest-bearing time deposits at other financial institutions	250,000	250,315	2
Federal Home Loan Bank stock	3,757,500	3,757,500	2
Mortgage loans held for sale	2,786,564	2,786,564	2
Loans, net	720,732,402	723,363,117	3
Interest receivable	3,511,875	3,511,875	2

Financial liabilities:
Deposits	821,406,532	822,046,988	2
Federal Home Loan Bank advances	65,000,000	66,015,635	2
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000	3
Note payable to bank	11,200,000	11,200,000	3
Interest payable	793,746	793,746	2

Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-
Unused lines of credit	-	-	-

Note 16: Recent Events

The COVID-19 pandemic is creating disruptions to the overall economy and to the lives of individuals throughout our local communities. Governments, businesses, and the public have taken and continue to take unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, government stimulus programs, and legislation designed to deliver monetary aid and other relief to many segments of the economy. While the scope, duration, and impacts of COVID-19 are continuing to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted economic activities, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, a sustained economic downturn or recession may result causing many of the risk factors identified in our Form 10-K to be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below and in Part II of this filing.

Note 17: Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institution’s. Each institutions deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020, the Bank had $86.0 million in deposits above FDIC insured limits. These funds are held with three institutions that are each shown to be well capitalized as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2020, and the results of operations for the three and nine months ended September 30, 2020 and 2019.

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The following factors or combination of factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; effects of the coronavirus pandemic (COVID-19) on our Company, the communities where we have our branches, the state of Missouri and the United States, related to the economy and overall financial stability; insufficient provisions for loan losses (which could reduce earnings for several periods until acceptable levels are reached); new accounting standards for calculating loan loss reserves (which may have a material adverse impact on our financial condition); merger or acquisition activity (which may not produce anticipated results); changes in portfolio composition; a decrease in cash flows from our investment portfolio (which may adversely affect our liquidity); changes in management strategy; increased competition from both bank and non-bank companies, the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, insurance, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates including negative interest rates; changes in LIBOR including the impact of the anticipated elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time, including the risk factors described under Item 1A. of this Quarterly Report on Form 10-Q and Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Financial Impacts to the Bank: Unemployment and business closings will likely continue to rise in our markets while there are increased infection rates and changing community health guidelines. Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. The provision for loan losses totaled $2,200,000 for the first nine months of 2020, compared to $200,000 for the same period of 2019. We expect that we may continue to experience increases in our provision for loan losses. We expect to continue to offer relief in the form of loan payment deferrals and loan modifications as sheltering orders or limitations on in-person interactions may persist longer than anticipated. The Bank expects other ramifications to include increases in realized losses on loans and decreased fee income due to lower loan originations and deposit activity. Market interest rates have declined significantly and these reductions, have adversely affected and, if prolonged, could continue to adversely affect our net interest income, net interest margin and overall earnings.

Paycheck Protection Program (PPP) Activity: The Federal government has approved various stimulus packages to assist small businesses, individuals, health care entities and certain governmental entities over the past months. Availability and coverage of these programs continues to evolve as the breadth of the economic impact from COVID-19 unfolds. One of the most notable programs is the Coronavirus Aid, Relief and Economic Security (CARES) Act which made available relief to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, could provide funds to qualified borrowers for payroll and certain other costs and all or a portion of such loans will be forgiven if use of funds criteria are met. An initial amount of $349 billion of PPP funds was authorized in late March 2020 and was fully exhausted within two weeks of start-up. An additional $321 billion of PPP funds was authorized in late April 2020 with those funds being available to qualified applicants until early August 2020. The Bank has approved and funded 659 PPP loans totaling $55.4 million as of September 30, 2020, impacting nearly 8,400 jobs in the communities we serve. Approximately $2.2 million in origination fees will be recognized over the life of the individual PPP loans by the Bank. This is the primary driver causing net deferred loan fees/costs to increase from $574,000 to $2,150,000 (275%) during the first nine months of 2020. As of September 30, 2020, none of the PPP loans originated by the Bank have been granted forgiveness, however, the Bank is continually monitoring regulatory guidelines that will impact the conclusion of this program.

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

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio. Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not considered troubled debt restructurings (TDRs) for reporting purposes. As of September 30, 2020, 123 loans with an aggregate balance of $110.6 million were modified with additional details noted in the following table.

COVID-19 Loan Modifications

Collateral Type	# Loans Modified	Amount of Loans Modified ($)	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months	Full Payment Deferral 4-6 Months	Other
Hotel/Motel	12	$25,383,830	$-	$2,655,156	$-	$1,414,376	$2,551,422	$18,762,876
Multifamily	2	$2,089,694	$-	$654,387	$1,435,307	$-	$-	$-
1-4 Family Investment	40	$9,515,338	$-	$8,692,010	$-	$823,328	$-	$-
Theatre	7	$18,445,196	$-	$-	$-	$11,685,378	$-	$6,759,818
Office	8	$14,996,372	$-	$4,408,452	$-	$10,587,920	$-	$-
Retail (C&I & RE)	16	$15,676,010	$-	$15,052,253	$-	$623,757	$-	$-
Warehouse	5	$8,705,947	$-	$7,245,264	$-	$1,460,683	$-	$-
Auto/Transportation (C&I & RE)	7	$1,401,570	$-	$1,401,570	$-	$-	$-	$-
Restaurant (C&I & RE)	8	$4,716,836	$35,848	$2,912,115	$-	$1,768,873	$-	$-
Land & Land Development	5	$2,146,492	$-	$648,430	$-	$218,184	$-	$1,279,878
Religious Organizations	1	$1,880,000	$-	$1,880,000	$-	$-	$-	$-
Agricultural / Farmland	1	$880,850	$-	$880,850	$-	$-	$-	$-
1-4 Family Consumer	3	$332,586	$-	$-	$120,591	$-	$211,995	$-
Other	8	$4,424,680	$-	$1,209,210	$-	$1,215,470	$-	$2,000,000
Total Modified Loans	123	$110,595,401	$35,848	$47,639,697	$1,555,898	$29,797,969	$2,763,417	$28,802,572

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

Associates: We are distancing staff in our facilities, when possible, to aid in lowering the possibility of infections in our communities. We have increased sanitation efforts, instituted protective equipment in the form of masks, gloves and screens at our locations and increased guidance and flexibility for our employees from our Human Resources department.

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

Financial Condition

The Company’s total assets increased $122,774,210 (12%) from $1,012,024,625 as of December 31, 2019, to $1,134,798,835 as of September 30, 2020.

Available-for-sale securities increased $33,991,194 (29%) from $118,245,314 as of December 31, 2019, to $152,236,508 as of September 30, 2020. The Company had purchases of $88,059,879 and an increase in unrealized gains of $3,142,355 offset by sales, calls, maturities and principal payments of $51,405,712 during the nine-month period.

Net loans receivable increased by $50,715,118 (7%) from $720,732,402 as of December 31, 2019 to $771,447,520 as of September 30, 2020. Year-to-date, commercial loans increased $49,050,182 (43%) (See the “Paycheck Protection Program (PPP) Activity” section above for details on PPP lending activity which is included in the commercial category), one-to-four family mortgage loans increased $9,644,106 (8%), permanent multi-family loans increased $2,314,163 (3%), commercial real estate loans increased $3,935,979 (1%), consumer loans decreased $3,187,558 (10%) and construction loans decreased $7,392,614 (10%). The Company continues to focus its lending efforts in the commercial, owner occupied real estate and small business lending categories.

Allowance for loan losses increased $2,073,101 (27%) from $7,607,587 as of December 31, 2019 to $9,680,688 as of September 30, 2020. Provisions for loan losses of $2,200,000 were recorded by the Company for the nine months ended September 30, 2020. This expense reflects an increased provision resulting from stress on our loan portfolio from the increase in unemployment and economic effects attributable to the COVID-19 pandemic. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2020 and December 31, 2019 was 1.24% and 1.04%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2020 and December 31, 2019 was 87.9% and 76.1%, respectively. Management believes the allowance for loan losses at September 30, 2020 are at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

In accordance with generally accepted accounting principles (GAAP) for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of $625,000 as of September 30, 2020.

Deposits increased $105,513,074 (13%) from $821,406,532 as of December 31, 2019, to $926,919,606 as of September 30, 2020. For the nine months ended September 30, 2020, checking and savings accounts increased by $125,046,823 (22%) primarily due to the continued focus on attracting and retaining retail, commercial and public fund relationships. Also, a significant amount of the increase was due to the retaining of borrower PPP funds in their corresponding deposit accounts until utilization is necessary. Certificates of deposit balances decreased by $19,533,749 (9%) due to less reliance on brokered and internet accounts due to the large increases in transaction accounts noted above. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Accrued expenses and other liabilities increased by $4,835,881 (116%) to $8,989,643 from $4,153,762 during the year. The majority of this amount is due to mark-to-market adjustments on interest rate swaps, net of tax, which increased unrealized losses during the year by $3,717,346 as interest rates continue to remain low, running counter to the hedged position.

Stockholders’ equity increased $3,174,831 (4%) from $84,631,882 as of December 31, 2019, to $87,806,713 as of September 30, 2020. The Company’s net income during this period exceeded dividends paid or declared by $3,925,599. Other items impacting equity balances during the nine-month period include increases in unrealized gains in the investment portfolio of $2,403,482 offset by stock repurchase and award activity of $309,047 and increased unrealized losses from interest rate swaps of $2,841,199. On a per common share basis, tangible book value increased to $19.42 as of September 30, 2020 compared to $18.71 as of December 31, 2019.

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

Analysis of Net Interest Income and Margin:
	Three months ended 9/30/2020			Three months ended 9/30/2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$787,380	$8,814	4.46%	$759,961	$10,430	5.45%
Investment securities	152,163	1,004	2.62%	100,142	735	2.91%
Other assets	122,442	150	0.49%	71,773	417	2.31%
Total interest-earning	1,061,985	9,968	3.74%	931,876	11,582	4.93%
Noninterest-earning	70,028			69,711
	$1,132,013			$1,001,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$49,079	19	0.15%	$40,310	30	0.30%
Transaction accounts	521,312	543	0.41%	451,237	1,624	1.43%
Certificates of deposit	188,688	938	1.98%	227,996	1,226	2.13%
FHLB advances	66,000	303	1.83%	50,225	283	2.24%
Other borrowed funds	3,807	41	4.28%	9,089	111	4.85%
Subordinated notes issued to Capital Trusts	13,478	181	5.25%	-	-	0.00%
Subordinated debentures	15,465	212	5.45%	17,979	185	4.08%
Total interest-bearing	857,829	2,237	1.04%	796,836	3,459	1.72%
Noninterest-bearing	186,384			121,039
Total liabilities	1,044,213			917,875
Stockholders’ equity	87,800			83,712
	$1,132,013			$1,001,587
Net earning balance	$204,156			$135,040
Earning yield less costing rate			2.70%			3.21%
Net interest income, and net yield spread on interest earning assets		$7,731	2.90%		$8,123	3.46%
Ratio of interest-earning assets to interest-bearing liabilities		124%			117%

	Nine months ended 9/30/2020			Nine months ended 9/30/2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$764,512	$27,462	4.80%	$769,420	$31,128	5.41%
Investment securities	138,100	2,811	2.72%	95,578	2,014	2.82%
Other assets	107,213	653	0.81%	47,004	836	2.38%
Total interest-earning	1,009,825	30,926	4.09%	912,002	33,978	4.99%
Noninterest-earning	70,740			65,362
	$1,080,565			$977,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$44,855	63	0.19%	$40,270	92	0.31%
Transaction accounts	511,482	2,464	0.64%	426,841	4,651	1.46%
Certificates of deposit	194,225	3,009	2.07%	233,878	3,543	2.03%
FHLB advances	58,609	860	1.96%	53,998	928	2.30%
Other borrowed funds	8,815	279	4.23%	6,378	243	5.09%
Subordinated notes issued to Capital Trusts	4,526	181	5.25%	-	-	0.00%
Subordinated debentures	15,465	604	5.22%	20,474	773	5.05%
Total interest-bearing	837,977	7,460	1.19%	781,839	10,230	1.75%
Noninterest-bearing	156,287			112,282
Total liabilities	994,264			894,121
Stockholders’ equity	86,301			83,243
	$1,080,565			$977,364
Net earning balance	$171,848			$130,163
Earning yield less costing rate			2.90%			3.24%
Net interest income, and net yield spread on interest earning assets		$23,466	3.11%		$23,748	3.48%
Ratio of interest-earning assets to interest-bearing liabilities		121%			117%

Results of Operations - Comparison of Three and Nine-Month Periods Ended September 30, 2020 and 2019

Net income for the three and nine months ended September 30, 2020 was $1,897,776 and $5,886,004, respectively, compared to $2,550,542 and $7,099,405 for the three and nine months ended September 30, 2019, respectively, which represents a decrease in earnings of $652,766 (26%) and $1,213,401 (17%) for the three and nine month periods, respectively. Generally, earnings were negatively impacted by higher provisions for loans losses and decreased interest margins when compared to the previous year.

Interest Income

Total interest income for the three and nine months ended September 30, 2020 decreased $1,613,365 (14%) and $3,051,393 (9%), respectively, when compared to the same periods in 2019. When compared to the three and nine month periods ended September 30, 2020 with the same periods in 2019, the average yield on interest earning assets decreased 119 basis points to 3.74% and decreased 90 basis points to 4.09%, respectively, while the average balance of interest earning assets increased approximately $130,109,000 for the three month period and increased approximately $97,823,000 for the nine month period. The increase in the average balances for both periods is primarily due to increased cash, investments and PPP loan balances generated from increased deposits. For the three-month and nine-month periods, the yield on loans decreased 99 basis points to 4.46% and 61 basis points to 4.80%, respectively. Negatively impacting loan interest income and yield on loans were continued decreases in variable rate loan yields as they reprice in this lower rate environment and loan accretion amounts declining by $358,000 during the quarter and $778,000 for the year-to-date period when compared to similar periods in 2019. Partially offsetting this decline in accretion income was $242,266 and $439,658 of loan fees recognized from the origination of PPP loans during the quarter and year-to-date periods in 2020, respectively.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2020 decreased $1,222,735 (35%) and $2,770,671 (27%), respectively, when compared to the three and nine months ended September 30, 2019. For the three and nine months period ended September 30, 2020 compared to the same periods in 2019, the average cost of interest bearing liabilities decreased 68 basis points to 1.04% and decreased 56 basis points to 1.19%, primarily due to the reductions to key interest rates by the Federal Reserve during the first quarter of 2020. Offsetting rate declines, the average balance of interest-bearing liabilities increased approximately $60,993,000 for the three-month period and increased approximately $56,138,000 for the nine-month period. The increases are primarily due to increased liability balances across savings and transaction accounts as stimulus amounts and cash holdings have generally been maintained by account holders during 2020 in addition to the Company’s business development efforts. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $950,000 for the three months ended September 30, 2020 and $2,200,000 for the nine months ended September 30, 2020, compared to $100,000 for the three month period and $200,000 for the nine month period in 2019. The decision to fund the provision for the quarter was based on weaknesses developing within the loan portfolio due to the COVID-19 pandemic. Overall economic conditions impacting both individuals and businesses have already led to loan payment deferrals and modifications of loan agreements.

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

Non-Interest Income

Non-interest income increased $1,333,201 (69%) and $2,247,378 (41%) for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019. For the three and nine month periods, respectively, the Company had increased income of $160,872 (100%) and $1,097,358 (100%) recognized from fees generated from a new commercial loan swap product, improved income recognized from the sale of mortgage loans of $472,381 (65%) and $911,085 (53%), increased realized gains on the sale of investment securities of $266,665 (847%) and $381,594 (478%) and increased realized gains on the sale of foreclosed assets of $165,733 (124%) and $64,163 (57%). Income from sales of Small Business Administration (“SBA”) loans increased during the three month period compared to the same period in the prior year by $197,550 (66%) but is down year-to-date when compared to 2019 by $300,026 (38%) due to decreased sales as the SBA focused on the administration of PPP loans in the first half of 2020. Service charge revenue decreased by $71,848 (16%) and $169,991 (13%), respectively, when compared to the same three and nine month periods in 2019 due to fee based transaction volumes being down compared to prior periods.

Non-Interest Expense

Non-interest expenses increased $781,793 (11%) and $1,163,711 (6%) for the three and nine months ended September 30, 2020 when compared to the same periods in 2019.  Significant non-interest expense items are as follows:

●

Salaries and employee benefit expenses increased $444,245 (11%) and $620,448 (5%) for the quarter and year-to-date compared to the same periods in 2019 primarily due to the hiring of new commercial relationship managers and increased commissions and incentives related to strong mortgage lending activity.

●

Data processing expenses increased $225,141 (61%) and $590,336 (50%) for the quarter and year-to-date compared to the same periods in 2019. Processing system upgrades were made in the last half of 2019 leading to only a partial year of expenses compared to full expenses in 2020.

●

FDIC assessment premiums increased by $67,039 (168%) for the three-month period but decreased by $65,589 (25%) in the nine-month period due to previously awarded credits offsetting fees in the first two quarters of 2020.

Provision for Income Taxes

The provision for income taxes decreased by $36,456 (8%) for the three-month period ended September 30, 2020 and increased by $16,346 (1%) for the nine-month period ended September 30, 2020 when compared to the same periods in 2019. The decrease in the provision for income taxes for the quarter is primarily due to reduced taxable income amounts. The increase in the nine month period is generally due to the increases in our overall effective tax rate resulting from the reduction in federal and state income tax credits available.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2020 and December 31, 2019 was 87.9% and 76.1%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2020, were $31,136,000 or 2.74% of total assets as compared to $18,553,000 or 1.83% of total assets at December 31, 2019. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	9/30/2020	12/31/2019	12/31/2018
Nonperforming loans	$11,013	$10,003	$13,082
Real estate acquired in settlement of loans	647	992	1,127
Total nonperforming assets	$11,660	$10,995	$14,209

Total nonperforming assets as a percentage of total assets	1.03%	1.09%	1.47%
Allowance for loan losses	$9,681	$7,608	$7,996
Allowance for loan losses as a percentage of gross loans	1.24%	1.04%	1.02%

Nonperforming Loans	11,013	10,003	13,082
Allowance for loan losses as a percentage of nonperf loans	87.9%	76.1%	61.1%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $122,003,730 as of September 30, 2020 and $92,671,909 as of December 31, 2019, representing an increase of $29,331,821 (32%). The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

The Company is unable to predict the extent, severity or duration of the COVID-19 pandemic and the resultant adverse business conditions and operational trends as described herein. In light of this, the Company believed it prudent to increase its regulatory capital in a cost-effective way without diluting its current shareholders.  On July 30, 2020, the Company announced the closing of its private offering of $20.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The net proceeds of the Notes are being used for general corporate purposes, including supplementing capital ratios.  In addition, the Company plans has retired an existing term loan held at another financial institution. For additional detail regarding the terms of the Notes, see Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited) included herein.

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

The Bank opted in to the new CBLR framework during the first quarter of 2020. As of September 30, 2020, the Bank’s common equity Tier 1 ratio was 9.78% which exceeded the current minimum of 8.00%.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2020 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$138,264	$32,095	30%	12.41%	3.04%
+100	124,523	18,354	17%	11.07%	1.70%
NC	106,169	-	0%	9.37%	0.00%
-100	104,424	(1,745)	-2%	9.16%	-0.21%
-200	110,472	4,303	4%	9.64%	0.27%

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

The Bank’s Board of Directors is responsible for reviewing the Bank’s asset and liability management policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

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

During the quarter ended September 30, 2020, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely affected us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position and operations have been and are expected to continue to be significant

For the three and nine month periods ended September 30, 2020, our financial results were adversely impacted by the COVID-19 pandemic, primarily due to the increased provision for loan loss expense based on expected stresses that will occur in the loan portfolio due to the pandemic and, to a lesser extent, by loan payment deferrals and loan modifications. Our future business and financial results are also expected to be adversely impacted by COVID-19. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating disruptions to the overall economy and to the lives of individuals throughout our local communities. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of certain businesses and schools, government stimulus programs, and legislation designed to deliver monetary aid and other relief to many segments of the economy. While the scope, duration, and impacts of COVID-19 are continuing to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted economic activities, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period a sustained economic downturn or recession may result causing many of the risk factors identified in our Form 10-K to be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital, as described in more detail below.

Credit Risk - Our risks of non-timely loan repayment and deterioration in the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor disruptions, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan and mortgage payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and other services, and the financial condition and credit risk of our customers. Further, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in us taking certain remediation actions, such as foreclosure, in the event of delinquencies. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like this, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit. Detailed information regarding PPP loans and loan modifications are included above in the General section of  Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Risk - Our results may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may negatively impact our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental, non-governmental and regulatory authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. In our two major market areas of Springfield and Joplin, Missouri, local governments have previously acted to temporarily close or restrict the operations of businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans and lower usage of ATMs and debit cards.

Operational Risk - Restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices periodically allowing our employees to work remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these remote work measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include increased phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a stock repurchase plan which was announced on February 28, 2020. This plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires December 31, 2022. There are no other repurchase plans in effect at this time. During the quarter ended September 30, 2020, the Company had no repurchase activity of its common stock. As of September 30, 2020, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

4.1	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030 (1)
10.	Subordinated Note Purchase Agreement, dated July 29, 2020, by and among Guaranty Federal Bancshares, Inc. and the Purchasers (2)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act †
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act †
32	Officer certifications pursuant to 18 U.S.C. Section 1350 †
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

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

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 6, 2020
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	November 6, 2020
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)