Form 10-K
period 2020-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2021-03-12
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non‑affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2020 (the last business day of the registrant’s most recently completed fiscal second quarter) was $45.6 million. As of March 1, 2021, there were 4,381,352 shares of the registrant's Common Stock, par value of $0.10 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020 are incorporated by reference into Part III hereof.

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
	PART I

1	Business	4

1A	Risk Factors	30

1B	Unresolved Staff Comments	44

2	Properties	44

3	Legal Proceedings	44

4	Mine Safety Disclosures	44
	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45

6	Selected Financial Data	48

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	49

7A	Quantitative and Qualitative Disclosures About Market Risk	62

8	Financial Statements and Supplementary Data	64

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	112

9A	Controls and Procedures	112

9B	Other Information	112
	PART III

10	Directors, Executive Officers and Corporate Governance	113

11	Executive Compensation	113

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113

13	Certain Relationships and Related Transactions, and Director Independence	114

14	Principal Accounting Fees and Services	114
	PART IV

15	Exhibits and Financial Statement Schedules	114

16	Form 10-K Summary	117

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

On April 2, 2018, the Company completed the acquisition of Carthage, Missouri-based Hometown Bancshares, Inc. (“Hometown”) including its wholly owned bank subsidiary, Hometown Bank, National Association and Hometown Bancshares Statutory Trust I, a Delaware statutory trust. Under the terms of the Agreement and Plan of Merger, each share of Hometown common stock was exchanged for $20.00 in cash and the transaction was valued at approximately $4.6 million. Hometown’s subsidiary bank, Hometown Bank, National Association, was merged into Guaranty Bank on June 8, 2018. Including the effects of acquisition method accounting adjustments, the Company acquired approximately $178.8 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was also recorded as a result of this transaction. The acquisition strengthened the Company’s position in Southwest Missouri and has allowed the Company to achieve cost savings by integrating the two companies and combining accounting, data processing and other administrative functions.

At December 31, 2020, the Company’s consolidated assets were $1.1 billion, net loans were $742.1 million, deposits were $938.7 million and total stockholders’ equity was $89.0 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

Guaranty Bank

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, multi-family residential mortgage loans, construction loans, permanent one- to four-family residential mortgage loans, business, consumer and other loans. The Bank also invests in mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its loans and other investments and fees charged for services provided, and gains generated from sales of loans and investment securities, and the Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's primary sources of funds are: deposits, borrowings, amortization and prepayments of loan principal, and amortizations, prepayments and maturities of investment securities.

The Bank is regulated by the Missouri Division of Finance (“MDF”) and its deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). See discussion under section captioned “Supervision and Regulation” in this Item 1. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional Federal Home Loan Banks (“FHLB”).

Internet Website

The Company’s internet website address is www.gbankmo.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also available free of charge on the SEC’s website at www.sec.gov.

Market Area

The Bank's primary market areas are Greene, Christian, Jasper, and Newton Counties, which are in the southwestern corner of Missouri and include the cities of Springfield, Nixa, Ozark, Joplin, Carthage and Neosho, Missouri (our “Market Area”). The major components of the Market Area’s economy are service industries, education, retail, light manufacturing, hospitality and health care. There is a significant regional health care presence with three large regional hospitals. There also are four accredited colleges and two major universities. Part of the area’s growth can be attributed to its proximity to Branson, Missouri, which has developed a strong tourism industry related to country music, entertainment and outdoor recreation. Branson is located 30 miles south of Springfield and normally attracts between six and seven million tourists each year, many of whom pass through Springfield. However, Branson’s tourism industry was negatively impacted in 2020 and continues to be negatively impacted by the effects of the coronavirus or COVID-19 pandemic (“COVID-19”) which is discussed in more detail below. The Bank also has one Loan Production Office in Webster County, Missouri.

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for 78% of our loan portfolio by value as of December 31, 2020. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family (1)	$127,158	17%	$121,611	17%	$133,928	17%	$108,223	17%	$108,594	20%
Multi-family	90,029	12%	87,448	13%	90,548	12%	85,225	13%	48,483	9%
Construction	70,847	9%	77,309	10%	88,554	11%	64,744	10%	40,912	7%
Commercial real estate	305,673	40%	300,619	41%	322,921	41%	261,866	41%	249,581	46%
Total mortgage loans	593,707	78%	586,987	81%	635,951	81%	520,058	81%	447,570	82%
Commercial business loans	144,326	19%	114,048	15%	119,369	15%	94,523	15%	75,405	14%
Consumer loans	26,734	3%	30,666	4%	33,091	4%	24,716	4%	23,606	4%
Total consumer and other loans	171,060	22%	144,714	19%	152,460	19%	119,239	19%	99,011	18%
Total loans	764,767	100%	731,701	100%	788,411	100%	639,297	100%	546,581	100%
Less:
Deferred loan fees/costs, net	1,642		574		600		663		382
Allowance for loan losses	9,617		7,608		7,996		7,107		5,742
Total Loans, net	$753,508		$723,519		$779,815		$631,527		$540,457

(1)	Includes mortgage loans held for sale of $11,359

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2020. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

12/31/2020
Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$14,853	$47,560	$64,745	$127,158
Multi-family	3,589	43,381	43,059	90,029
Construction	14,179	56,168	500	70,847
Commercial real estate	24,409	184,120	97,144	305,673
Commercial loans	23,440	84,779	36,107	144,326
Consumer loans	6,071	8,608	12,055	26,734
Total loans (1)	$86,541	$424,616	$253,610	$764,767
Less:
Deferred loan fees/costs				1,642
Allowance for loan losses				9,617
Loans receivable net				$753,508

(1)	Includes mortgage loans held for sale of $11,359

The following table sets forth the dollar amount of all loans due after December 2021, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, which have pre-determined interest rates and those which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$59,740	$52,565	$112,305	47%
Multi-family	27,981	58,459	86,440	68%
Construction	18,618	38,050	56,668	67%
Commercial real estate	132,876	148,388	281,264	53%
Commercial loans	82,313	38,573	120,886	32%
Consumer loans	7,405	13,258	20,663	64%
Total loans (1)	$328,933	$349,293	$678,226	52%

(1)	Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2020, the Bank had commercial real estate loans totaling $305.7 million or 40% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Journal Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Journal Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $30.2 million as of December 31, 2020, as its maximum commercial real estate loan amount.

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

As of December 31, 2020, the Bank’s commercial real estate loan portfolio included approximately $14.2 million, or 1.9% of the Bank’s total loan portfolio in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2020, the Bank had commercial business loans totaling $144.3 million or 19% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves. Included in this category as of December 31, 2020 are $37.3 million loans originated during the year under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act with the majority of the loans having an original duration of two years or less. Detailed information regarding PPP loans and loan modifications are included below in the General Section of Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Assumable Rate Conversion (“ARC”) Loans. Within our loan portfolio, the Bank offers certain loan customers the ability to effectively convert a variable-rate loan agreement to a fixed-rate commercial loan agreement. This is accomplished by the Bank entering into variable-rate loan agreements (Master Servicing Agreement) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”). The customer is required to enter into a transaction agreement as part of each loan.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination value to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  As of December 31, 2020, $72.4 million of these loans are included in the Commercial Business Loan category noted in the previous paragraph.

One- to Four-Family Mortgage Loans. The Bank offers fixed- and adjustable-rate (“ARM”) first mortgage loans secured by one- to four-family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. However, there are a number of loans originated by the Bank which are secured by non-owner occupied properties. Loan originations are generally obtained from existing or past customers, members of the local community, established builders and realtors within our Market Area. Originated mortgage loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

As of December 31, 2020, $127.2 million or 17% of the Bank’s total loan portfolio consisted of one- to four-family residential loans. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years with the majority currently being sold on the secondary market.

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

The Bank generally originates both owner occupied and non-owner occupied one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the mortgaged property, whichever is lower. The Bank on occasion may make loans up to 95% of appraised value or the selling price of the mortgaged property, whichever is lower. However, the Bank typically requires private mortgage insurance for the excess amount over 80% for mortgage loans with loan to value percentages greater than 80%.

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2020, $90.0 million or 12% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $30.2 million as of December 31, 2020, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2020, construction loans totaled $70.8 million or 9% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, recreational vehicles, boats and home equity loans. As of December 31, 2020, the Bank has such loans totaling $26.7 million or 3% of the Bank’s total loan portfolio.

Director and Insider Loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2020, the Bank had 18 loans 90 days or more past due with an aggregate principal balance of $10,225,731 and 25 loans between 30 and 89 days past due with an aggregate principal balance of $3,278,544. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$3,086	$2,398	$4,136	$4,423	$2,060
Multi-family	-	-	-	-	-
Construction	6,240	3,738	4,088	4,452	5,447
Commercial real estate	3,932	2,941	3,593	162	162
	13,258	9,077	11,817	9,037	7,669
Non-mortgage loans:
Commercial loans	5,250	856	1,263	803	925
Consumer and other loans	121	70	2	122	38
	5,371	926	1,265	925	963
Total non-accrual loans	18,629	10,003	13,082	9,962	8,632
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$18,629	$10,003	$13,082	$9,962	$8,632
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	2.47%	1.38%	1.68%	1.58%	1.60%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	1.63%	0.99%	1.36%	1.24%	1.25%

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

Non-Performing Assets	As of
	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans:	(Dollars in Thousands)
Mortgage loans:
One to four family	$3,086	$2,398	$4,136	$4,423	$2,060
Multi-family	-	-	-	-	-
Construction	6,240	3,738	4,088	4,452	5,447
Commercial real estate	3,932	2,941	3,593	162	162
	13,258	9,077	11,817	9,037	7,669
Non-mortgage loans:
Commercial loans	5,250	856	1,263	803	925
Consumer and other loans	121	70	2	122	38
	5,371	926	1,265	925	963
Total non-accrual loans	18,629	10,003	13,082	9,962	8,632
Real estate and other assets acquired in settlement of loans	546	992	1,127	283	2,682
Total non-performing assets	$19,175	$10,995	$14,209	$10,245	$11,314

Total non-accrual loans as a percentage of net loans	2.47%	1.38%	1.68%	1.58%	1.60%
Total non-performing assets as a percentage of total assets	1.67%	1.09%	1.47%	1.28%	1.64%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$811	$398	$299	$95	$90

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2020.

2020
Classification of Assets
	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	-	$-	49	$5,184	-	$-	49	$5,184
Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	14	6,316	-	-	14	6,316
Commercial real estate	3	4,442	38	38,460	-	-	41	42,902
Commercial	3	123	20	13,329	-	-	23	13,452
Consumer and Other	-	-	4	202	-	-	4	202
Total loans	6	4,565	125	63,491	-	-	131	68,056
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	2	546	-	-	2	546
Total foreclosed assets	-	-	2	546	-	-	2	546
Total	6	$4,565	127	$64,037	-	$-	133	$68,602

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

As of December 31, 2020, the Bank's total allowance for loan losses was $9.6 million or 1.28% of gross loans outstanding (excluding mortgage loans held for sale), an increase of $2.0 million from December 31, 2019. During 2020, the Bank proactively provisioned for loan losses based on uncertainties in the loan portfolio from COVID-19 related economic pressures while also experiencing loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2020, the Bank recorded a provision for loan loss expense, as shown in the following table. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio, economic uncertainties related to COVID-19 and/or other circumstances warrant.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of approximately $550,000 at December 31, 2020.

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$7,259	75%	$5,762	76%	$6,337	79%	$4,577	64%	$4,126	72%
Non-Mortgage Loans	2,358	25%	1,846	24%	1,659	21%	2,530	36%	1,616	28%
Total	$9,617	100%	$7,608	100%	$7,996	100%	$7,107	100%	$5,742	100%

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Beginning balance	$7,608	$7,996	$7,107	$5,742	$5,812
Gross loan charge offs
Mortgage Loans:
One to four family	(2)	(272)	(8)	(11)	(47)
Multi-family	-	-	-	-	-
Construction	(738)	-	-	-	(1,222)
Commercial real estate	-	(122)	(37)	(72)	(69)
	(740)	(394)	(45)	(83)	(1,338)
Non-mortgage loans:
Commercial loans	(709)	(381)	(110)	(240)	(171)
Consumer and other loans	(261)	(280)	(382)	(213)	(190)
	(970)	(661)	(492)	(453)	(361)
Total charge offs	(1,710)	(1,055)	(537)	(536)	(1,699)
Recoveries
Mortgage Loans:
One to four family	6	8	32	19	34
Multi-family	-	-	-	-	-
Construction	-	252	97	74	91
Commercial real estate	7	31	2	-	32
	13	291	131	93	157
Non-mortgage loans:
Commercial loans	40	125	17	12	8
Consumer and other loans	66	51	53	46	89
	106	176	70	58	97
Total recoveries	119	467	201	151	254
Net loan charge-offs	(1,591)	(588)	(336)	(385)	(1,445)
Provision charged to expense	3,600	200	1,225	1,750	1,375
Ending balance	$9,617	$7,608	$7,996	$7,107	$5,742

Net charge-offs as a percentage of average loans, net	0.21%	0.08%	0.04%	0.06%	0.28%
Allowance for loan losses as a percentage of average loans, net	1.26%	1.00%	1.03%	1.17%	1.12%
Allowance for loan losses as a percentage of total non-performing loans	52%	76%	61%	71%	67%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2020, the Company has investment securities with an amortized cost of $159.3 million and an estimated fair value of $164.1 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. As of December 31, 2020, all of the Company’s investment securities are considered as available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2020, the Company sold or had called $39.0 million in securities and recognized $461,029 of net gains from these transactions.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
U.S. government agencies	$6,282,000	$6,519	$(4,885)	$6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
U.S. government agencies	$2,499,755	$-	$(11,962)	$2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2020.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	1,150,000	3.30%	1,149,433
Due in five to ten years	36,190,647	3.57%	36,551,663
Due after ten years	58,207,158	2.73%	61,152,414
Mortgage-backed securities - private label not due on a single maturity date	14,648,760	2.39%	14,896,544
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	49,053,252	1.98%	50,370,815
	$159,249,817	2.74%	$164,120,869

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2020
Debt Securities:
U.S. government agencies	$-	$6,283,634	$-	$-	$6,283,634
Municipals	150,024	4,102,942	57,716,088	-	61,969,054
Corporates	999,409	26,165,087	3,436,326	-	30,600,822
Mortgage-backed securities - private label - commercial	-	-	-	5,444,447	5,444,447
Mortgage-backed securities - private label - consumer	-	-	-	9,452,097	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	50,370,815	50,370,815
	$1,149,433	$36,551,663	$61,152,414	$65,267,359	$164,120,869

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2020			2019			2018
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

Transaction	0.35%	$560,971	60%	0.93%	$487,622	59%	1.16%	$388,515	52%
Savings	0.13%	47,839	5%	0.28%	39,204	5%	0.30%	39,664	5%
Non-interest bearing demand	0.00%	144,911	15%	0.00%	87,598	11%	0.00%	88,908	12%
Total		753,721	80%		614,424	75%		517,087	69%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	1.90%	133,586	14%	1.79%	91,295	11%	0.91%	139,255	19%
12-23 months	1.83%	41,850	4%	2.34%	113,335	14%	1.49%	53,954	7%
24-35 months	1.15%	3,206	1%	1.97%	1,008	0%	1.95%	34,246	4%
36-47 months	2.40%	1,880	0%	2.97%	1,292	0%	2.00%	4,172	1%
48-59 months	1.28%	1,045	0%	1.59%	45	0%	1.39%	843	0%
60-71 months	1.58%	2,809	1%	1.59%	8	0%	2.05%	58	0%
72-95 months	1.57%	576	0%	0.00%	-	0%	1.59%	4	0%
Total		184,952	20%		206,983	25%		232,532	31%
Total Deposits		$938,673	100%		$821,407	100%		$749,619	100%

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)
As of December 31, 2020
Three months or less	$24,748
Over three through six months	29,491
Over six through twelve months	25,594
Over twelve months	23,523
Total	$103,356

Borrowings

The Company’s borrowings at December 31, 2020 consist of FHLB advances, issuances of subordinated debentures for Capital Trust purposes as described below under “Subordinated Debentures issued to Capital Trusts” and newly issued unsecured subordinated notes. Other borrowings available to the Company include borrowings from the Federal Reserve Bank, Securities Sold Under Agreements to Repurchase and a line of credit at another financial institution.

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

The following table presents certain data for FHLB advances as of the dates indicated.

	As of December 31,
	2020	2019	2018
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$50,000	$65,000	$105,300
One to two years	-	-	-
Two to three years	6,500	-	-
Three to four years	-	-	-
Four to five years	6,500	-	-
Over five years	3,000	-	-
Total	$66,000	$65,000	$105,300

Weighted average rate at end of period	0.45%	1.83%	2.69%

For the period:
Average outstanding balance	$60,467	$53,358	$96,957
Weighted average interest rate	1.95%	2.42%	2.29%

Maximum outstanding as of any month end	$66,000	$71,100	$112,800

Subordinated Debentures issued to Capital Trusts:

On December 15, 2005, the Company completed an offering of $15 million of trust preferred securities (the “GFED Trust Preferred Securities”). The Company formed two wholly-owned subsidiaries, Guaranty Statutory Trust I (“Trust I”) and Guaranty Statutory Trust II (“Trust II”) each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of GFED Trust Preferred Securities. The proceeds of the sale of GFED Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company, were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the GFED Trust Preferred Securities. The Debentures mature on February 23, 2036. Subject to prior approval by the Federal Reserve Board, the Debentures and the GFED Trust Preferred Securities are each callable by the Company or the Trusts, respectively and as applicable, at its option after five years from issuance, and sooner in the case of a special redemption at a special redemption price ranging up to 103.2% of the principal amount thereof, and upon the occurrence of certain events, such as a change in the regulatory capital treatment of the GFED Trust Preferred Securities, either Trust being deemed an investment company or the occurrence of certain adverse tax events. In addition, the Company and the Trusts may defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. An event of default may occur if the Company declares bankruptcy, fails to make the required payments within 30 days or breaches certain covenants within the Debentures. The Debentures are subordinated to the prior payment of any other indebtedness of the Company. Pursuant to two guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the GFED Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the GFED Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the GFED Trust Preferred Securities to the extent each Trust does not have funds available.

On April 2, 2018 the Company acquired Carthage, Missouri-based Hometown Bancshares. Pursuant to a Second Supplemental Indenture dated April 2, 2018 by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002 (“Capital Trust I”) (“Trust I, Trust II and Capital Trust I each a “Capital Trust”, and collectively, the “Capital Trusts”). Capital Trust I was formed for the purposes of issuing $6.0 million of trust preferred securities (the “Hometown Trust Preferred Securities”). Hometown issued 30-year junior subordinated deferrable interest debentures to Capital Trust I in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bore interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 was a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.5%. The interest payments by the Company to Capital Trust I were to be used to pay the dividends payable by Capital Trust I to the holders of the Hometown Trust Preferred Securities. The Hometown Trust I Debentures had an original maturity date of November 7, 2032. However, the Company fully redeemed the debentures on July 5, 2019 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board.

The following table sets forth certain information as to the Company's subordinated debentures issued to Capital Trusts at the dates indicated.

Selected Data for Subordinated Debentures issued to Capital Trusts

	As of December 31,
	2020	2019	2018
	(Dollars in Thousands)

Subordinated debentures	$15,465	$15,465	$21,761

Weighted average interest rate of subordinated debentures	3.42%	4.55%	4.72%

Subordinated Notes:

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

The following table sets forth certain information as to the Company's Notes at the dates indicated.

Selected Data for Subordinated Notes

	As of December 31,
	2020	2019	2018
	(Dollars in Thousands)

Subordinated notes	$19,564	$-	$-

Weighted average interest rate of subordinated note	5.25%	N/A	N/A

Note Payable to Bank

During 2019, the Company established a note payable for $11.2 million with another financial institution. The funds were used to provide additional capital for funding Bank asset growth and to redeem Hometown Bancshares subordinated debentures noted above. The note carried a variable interest rate tied to 30-day LIBOR plus 250 basis points that was set to mature in June 2024, however, on July 30, 2020, the note was completely repaid with proceeds from the issuance of the Notes. A balance of $11.2 million was outstanding on this note as of December 31, 2019 and that balance was unchanged during 2020 until its full repayment on July 30, 2020.

Line of Credit to Bank

During 2019, the Company established a $3.0 million revolving line of credit with another financial institution. No amounts were borrowed on this line as of December 31, 2020 and 2019. The funds, if used, will be to provide additional capital for funding Bank asset growth, repurchasing outstanding common shares or general corporate purposes. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points and matures on June 28, 2021.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $37.2 million as of December 31, 2020. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2020 and 2019.

Subsidiary Activity and Segment Information

The Company has three wholly-owned subsidiaries: (i) the Bank, the Company’s principal subsidiary and a state-chartered bank with trust powers in Missouri; (ii) Trust I; and (iii) Trust II. As discussed in more detail above, Trust I and Trust II were formed in December 2005 for the exclusive purpose of issuing GFED Trust Preferred Securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trusts. The interest payments by the Company on the debentures are the sole revenues of the Trusts and are used by the Trusts to pay the dividends to the holders of the GFED Trust Preferred Securities. The Company has guaranteed any and all payment obligations of the Trusts related to the GFED Trust Preferred Securities. Under generally accepted accounting principles, the financial statements of the trusts are not consolidated with financial statements of the Company.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Common Dividend Payout Ratio	38%	26%	30%

Return on Average Assets	0.63%	0.96%	0.77%

Return on Average Equity	7.85%	11.26%	9.35%

Stockholders' Equity to Assets	7.76%	8.36%	8.34%

EPS Diluted	$1.57	$2.11	$1.64
Dividends on Common Shares	$0.60	$0.54	$0.49

Employees

As of December 31, 2020, the Bank had 217 full‑time employees and 17 part-time employees. As of December 31, 2020, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

Competition

The Bank experiences substantial competition both in attracting and retaining deposit accounts and in the origination of loans. The Bank's primary competition consists of commercial banks, credit unions, and savings institutions.

Direct competition for deposit accounts comes from other commercial banks, credit unions, regional bank and thrift holding companies, and savings institutions located in the remainder of our Market Area. Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, insurance companies, and retail stores. Companies specializing in online-only business models continue to expand their financial product and services offerings to consumers and may have advantages in technological resources compared to traditional financial institutions. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Our larger competitors have a greater ability to finance wide-ranging marketing campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors and shareholders, selective advertising in local media, electronic means and direct mail solicitations. The Bank believes it is able to compete effectively in its primary Market Area by offering competitive interest rates and loan fees, a variety of deposit products and by emphasizing personal customer service.

Supervision and Regulation

General

The Company and the Bank are subject to an extensive regulatory framework under federal and state law. Consequently, the Company’s growth and earnings performance may be affected by the requirements of federal and state statutes and by regulations and policies of various bank regulatory authorities, including the:

●	Board of Governors of the Federal Reserve System (“FRB”);

●	Missouri Division of Finance (“MDF”);

●	Federal Deposit Insurance Corporation (“FDIC”); and

●	Consumer Financial Protection Bureau (“CFPB”).

Additionally, the Company’s business may be impacted by assorted laws and rules, including:

●	anti-money laundering laws enforced by the U.S. Department of Treasury (“Treasury”);

●	taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities;

●	accounting rules developed by the Financial Accounting Standards Board (“FASB”); and

●	securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities.

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

●	imposed new capital requirements on banking institutions (see “Minimum Capital Requirements” below);

●	enhanced the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries; and

●	imposed new requirements and restrictions on consumer mortgage banking.

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

Minimum Capital Requirements

On September 17, 2019, a final ruling by federal banking regulators provided a simpler method of measuring adequate capital ratios for community banking organizations compared to previous standards established and agreed to by the U.S. federal banking agencies approved under the 2013 International Basel Committee on Bank Supervision that incorporated changes required by the Dodd-Frank Act (the “Basel III Rule”).

The 2019 Community Bank Leverage Ratio (“CBLR”) framework is an optional framework that is designed to reduce burdens on institutions by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.00% percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020, however, certain portions of the framework were granted temporary exceptions under the CARES Act due to concerns over COVID-19 impacts on financial institutions in April 2020. Most notably, the leverage ratio requirements were reduced to 8.00% for the remainder of 2020, 8.50% for 2021, and then to the already established 9.00% for 2022 and beyond. The Company and the Bank opted into the revised CBLR framework during 2020 having met all capital requirements under the new standard. Despite the ability to meet capital standards currently, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule. If unable to maintain these capital levels, a grace period to retain compliance may be granted or the Bank and Company can opt to revert to previous Basel III standards as noted below.

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

●	Requires banking institutions to maintain:

o	a new minimum ratio of CET1 to risk-weighted assets of at least 4.50% (plus a capital conservation buffer);

o	a minimum amount of Tier 1 capital (the sum of CET1 and Additional Tier 1 capital) to risk-weighted assets of at least 6%, which is an increase from 4% (plus a capital conservation buffer);

o	a total capital (the sum of Tier 1 and Tier 2 capital) ratio of at least 8% of risk-weighted assets (plus a capital conservation buffer); and

o	a minimum leverage ratio of Tier 1 capital of 4%.

In addition, the Basel III Rule requires that banking organizations maintain a “capital conservation buffer” comprised of CET1 in order to avoid restrictions on the ability to make capital distributions (including dividends and stock purchases) and pay discretionary bonuses to executive officers. The capital conservation buffer is equal to 2.5% of risk-weighted assets, in addition to the minimum CET1, Tier 1, and total capital ratios. The capital conservation buffer was phased-in beginning at 0.625% of risk-weighted assets on January 1, 2016, and increasing each subsequent year by an additional 0.625%, to reach the final level of 2.5% of risk-weighted assets on January 1, 2019. Accordingly, factoring in the capital conservation buffer, the minimum ratios noted above increased to 7% for CET1, 8.5% for Tier 1 capital, and 10.5% for total capital.

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

Regulatory Capital Requirements and Prompt Corrective Action. The FDIC is required to take prompt corrective action if an insured depository institution, such as the Bank, does not meet its minimum capital requirements. The FDIC has established five capital tiers: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure. The Prompt Corrective Action rules were amended effective January 1, 2015 to incorporate changes under the Basel III Rule, including the CET1 requirements, and to raise capital requirements for certain categories. An insured financial institution is considered:

●

“Well-capitalized” if it has a Tier 1 leverage ratio of 5% or greater, a CET1 to risk-based capital ratio of 6.5% or greater, a Tier 1 to risk-based capital ratio of 8% or greater, a leverage ratio of 9% or greater if following CBLR framework, a total risk-based capital ratio of 10% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive;

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

The Bank met its minimum capital adequacy guidelines under the CBLR framework and was categorized as “well-capitalized”, as of December 31, 2020. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2020, the Bank was in compliance with this requirement.

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

Transaction Account Reserve Requirements. The FRB typically requires insured depository institutions to maintain reserves against specified deposit liabilities. Reservable liabilities consist of net transaction accounts, non-personal time deposits, and Eurocurrency liabilities. On March 26, 2020, reserve requirements were waived due to potential economic impacts as a result of the COVID-19 pandemic. Previously, the first $16.9 million of otherwise reservable balances were exempt from the reserve requirements; a 3% reserve requirement was necessary for net transaction accounts between $16.9 million and $127.5 million; and a 10% reserve requirement was in place for net transaction accounts in excess of $127.5 million. The FRB has the ability to re-impose reserve requirements and requirement ratios may change in the future if conditions warrant and are subject to annual adjustments.

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

Transactions with Affiliates. As discussed above, federal regulations restrict the extent to which the Company and its officers and directors may engage in certain “covered transactions” with the Bank, including borrowing or otherwise obtaining credit from or selling assets or securities to the Bank. Additionally, any transactions that are “covered transactions” with the Bank must be on non-preferential terms.

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

Tax Reform. The impact of any Tax Reform Legislation on the Company’s financial results is not quantifiable until details of proposed changes are known. With prior changes to corporate tax rates and regulations, future earnings may be impacted as well as the valuation of previously booked tax planning items already in place may be revalued.

Information about our Executive Officers

Set forth below is information concerning the executive officers of the Company. Each executive officer is annually elected to a one-year term by the Board of Directors of the Company.

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 36 years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.    Mr. Burke served as Chairman of the Board of the Missouri Bankers Association in 2018/2019 and previously served as Chairman of the Legislative Affairs Committee and Chairman of the Audit Committee. In 2019 he was appointed to the Government Relations Council of the American Bankers Association and previously served on the Community Bankers Council from 2014 to 2017. In March 2016, he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council and served a three-year term ending in 2018. From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board and Big Brothers Big Sisters Board.

Carter M. Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 28 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri, as well as the Missouri Bankers Association.

Craig E. Dunn is Executive Vice President and Chief Commercial Banking Officer of the Bank. He has over 27 years of banking experience. Prior to joining the Bank in April 2020, Craig held multiple leadership roles for various banks in Springfield, including Regional President for Bear State Bank and Market President for Regent Bank. He has a Bachelor of Science Degree in Agricultural Economics from Missouri State University and a Masters Degree in Business Administration from Southwest Baptist University. He is also a graduate of the Graduate School of Banking in Madison, Wisconsin. Mr. Dunn has held numerous local leadership positions, including President of the Child Advocacy Center, President of Wilson’s Creek National Battlefield Foundation, President of the Ozark Empire Fairgrounds, Vice President of Life’s Journey, Treasurer of Young Presidents’ Organization and was a founding member of the Missouri Bankers Association Young Bankers Leadership Division Board. He was a recipient of the Springfield Business Journal’s 40 Under 40, was a member of Leadership Springfield Class 27, and was a recipient of the 2018 Springfield Business Journal’s Men of the Year award.

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

As of December 31, 2020, the age of these individuals was 57 for Mr. Burke, 51 for Mr. Peters, 49 for Mr. Dunn, 57 for Ms. Biser and 54 for Ms. Robeson.

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

Economic Risk

The COVID-19 pandemic has adversely affected us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position and operations have been and are expected to continue to be significant.

As a result of the unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic, business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. For the year ended December 31, 2020, our financial results were adversely impacted by the COVID-19 pandemic, primarily due to the increased provision for loan loss expense based on expected stresses in the loan portfolio and, to a lesser extent, by loan payment deferrals and loan modifications particularly as certain businesses remain closed or are operating at decreased capacity and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our future business and financial results are also expected to be adversely impacted by COVID-19.

COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including periodically allowing our employees to work remotely from their homes and cancelling certain in-person meetings . We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in the Greene, Christian, Jasper and Newton Counties, which are in the southwestern corner of Missouri, including the cities of Springfield, Nixa, Ozark, Joplin, Carthage and Neosho, Missouri (our “Market Area”). Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond our Market Area, adverse economic conditions that affect our Market Area could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan portfolio possesses increased risk due to our relatively high concentration of real estate loans, which involve risks specific to real estate values.

Real estate lending comprises a significant portion of our lending business. Real estate loans were $593.7 million, or approximately 78% of our total loan portfolio, as of December 31, 2020. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

Credit and Interest Rate Risk

Effects of COVID-19 substantially increases our credit risk.

Our risks of non-timely loan repayment and deterioration in the value of collateral supporting the loans are affected by the strength of our borrower’s businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor disruptions, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan and mortgage payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and other services, and the financial condition and credit risk of our customers. Further, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in us taking certain remediation actions, such as foreclosure, in the event of delinquencies. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like this, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers to which we would have otherwise extended credit. Detailed information regarding PPP loans and loan modifications are included below in the General section of Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of COVID-19 may materially adversely increase interest rate risk.

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

Although management believes that the allowance for loan losses as of December 31, 2020 was adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2020, the Company had derivative financial instruments, a line of credit with another financial institution, certain investment securities and segments of commercial and consumer loans indexed to LIBOR. Management continues to monitor developments with the transition to a new benchmark and will adopt fallback language on existing contracts as well as select an alternative benchmark during 2021. As there are still uncertainties in adopting a new index rate, the overall impact of this change on our financial results is unknown at this time.

Operational Risk

The effects of COVID-19 may continue to adversely affect the operations of the Bank.

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

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect our financial results.

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

Two of the Bank’s primary sources of funds are customer deposits and loan repayments. Customer deposit levels may also be affected by a number of factors, including the competitive interest rate environment in both the national market and our Market Area, local and national economic conditions, natural disasters such as earthquakes, landslides, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature, geopolitical events such as those involving civil unrest, changes in the government regimes, terrorism or military conflict, and pandemics and other public health crises, and other catastrophic events.

Though scheduled loan repayments are a relatively stable source of liquidity, they are subject to the borrowers’ ability to repay their loans. The ability of the borrowers to repay their loans can be adversely affected by a number of factors, including but not limited to those noted above, including concerns about the occurrence of such events.

The foregoing events or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis or an outbreak of a contagious disease (such as the current COVID-19 pandemic), natural disaster, war, act of terrorism, accident, or other reason. Natural disasters, geopolitical events, public health crises (again, such as COVID-19) and other catastrophic events could also negatively affect our customers, counterparties and service providers, as well as result in disruptions in general economic activity and the financial and real estate markets.

There continue to be broad and continuing concerns related to the effects of the COVID-19 outbreak. If COVID-19 has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and the results of operations could be materially and adversely affected.

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

Strategic Risk

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and in the future may continue to acquire, other financial institutions or parts of those institutions. We may also consider and enter into new lines of business or offer new products or services.

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

The effects of COVID-19 may adversely affect our ability to implement our strategic plans.

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

Regulatory and Compliance Risk

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

On February 3, 2017, Executive Order 13772 announcing new “Core Principles” for regulating the U.S. financial system was enacted. Among other things, the Secretary of the Treasury, in consultation with federal regulatory agencies, was directed to review existing laws and regulations and report on the extent to which they were consistent with the Core Principles. Indications were also made in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. It is not clear when, or if, changes to existing statutory or regulatory requirements may be implemented.

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

Federal rules require banking institutions to maintain an adequate level of regulatory capital (net assets available to absorb losses). Due to the risks associated with the industry, banking institutions are generally required to hold more capital than other businesses. Revised minimum capital adequacy requirements under the Basel III Rule became effective for us and the Bank on January 1, 2015, with additional requirements, such as the capital conservation buffer (discussed below). These requirements change the definition of capital, increase minimum required risk-based capital ratios, and increase the risk-weights for certain assets. Cumulatively, the Basel III Rule is more stringent than prior requirements and requires financial institutions to hold more and better capital against their assets, decreasing the size of their balance sheets. Although the impact on us has been minimal to date, we cannot guarantee that will continue.

Financial institutions that adopted the CBLR framework must maintain capital conservation buffers above the minimum risk-based capital requirements. The buffer must be maintained to avoid limitations on capital distributions and discretionary bonus payments to executive officers. If we or the Bank fall below thresholds, we could be subject to increasingly strict limitations on capital distributions and bonus payments. Additional details are listed below.

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

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. The Company opted into the new CBLR method during 2020. The decision to adopt this framework did not have a material impact on financial results of the Company.

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

We are subject to tax law changes that could increase the effective tax rate payable to the state or federal government. These changes may be retroactive to previous periods and as a result, could negatively affect our current and future financial performance. Should future changes to tax regulations and rates occur, the Company’s customers are likely to experience varying effects from changes in both the individual and business tax provisions. Such changes could include (i) limiting the deductibility of mortgage interest on single family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. Recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Investment in Common Stock

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our governing documents, the General Corporation Law of the State of Delaware (the “DGCL”) and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders.

These provisions include, but are not limited to:

●	a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding without prior Board approval;
●	supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock;
●	advance notice requirements for director nominations and for proposing matters that stockholders may act on at stockholder meetings;
●	the election of directors to staggered terms of three years;
●	a requirement that only directors may fill a vacancy in our Board of Directors; and
●	supermajority voting requirements to remove any of our directors.

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

As of December 31, 2020, we had $15.5 million of subordinated debentures held by two Capital Trusts. Interest payments on the Company’s existing debentures, which totaled $785,000 for 2020, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

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

Other

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2020, the Company had 16 banking centers in Southwest Missouri. Of the 16 banking centers, the Company owns eight of its locations and eight are leased for various terms ranging from one to 20 years. In addition to the banking center locations, the Company has a loan production office located in Webster County, Missouri that is leased with annual renewals. All buildings and facilities which are owned by the Company are free of encumbrances and mortgages. Management considers all properties to be in good condition and suitable for intended use. Recorded amounts of premises and equipment are included in Note 7 of the “Notes to Consolidated Financial Statements” in this Report.

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

Shareholders

As of March 1, 2021, there were approximately 1,400 record holders of shares of the Company’s common stock. These numbers do not include beneficial owners whose shares are held by brokerage firms or banks.

Dividends and Common Stock Prices

The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2020 and 2019.

	Year ended				Year ended
	December 31, 2020				December 31, 2019
	Declared	Paid	Dividend Per Share		Declared	Paid	Dividend Per Share
Quarter ended:				Quarter ended:
March 31	3/27/2020	4/17/2020	$0.15	March 31	3/29/2019	4/19/2019	$0.13
June 30	6/26/2020	7/17/2020	$0.15	June 30	6/28/2019	7/18/2019	$0.13
September 30	9/25/2020	10/16/2020	$0.15	September 30	9/27/2019	10/18/2019	$0.13
December 31	12/18/2020	1/15/2021	$0.15	December 31	12/20/2019	1/16/2020	$0.15

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2020 and 2019.

	Year ended		Year ended
	December 31, 2020		December 31, 2019
	High	Low	High	Low
Quarter ended:
March 31	$25.21	$13.50	$24.00	$20.98
June 30	16.95	12.70	23.94	22.37
September 30	15.79	13.35	24.75	23.19
December 31	19.76	13.85	26.93	23.90

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in the NASDAQ – Composite Index and (b) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ Index. All investment comparisons assume the investment of $100 as of the close of business on December 31, 2015 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2016, 2017, 2018, 2019 and 2020, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

Guaranty Federal Bancshares, Inc.

Total Return Performance
Guaranty Federal Bancshares, Inc.
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Guaranty Federal Bancshares, Inc.	100.00	141.68	152.40	151.25	178.54	128.44
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Source: S&P Global Market Intelligence
© 2021

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

The following table summarizes the monthly repurchase activity of the Company’s Common Stock during the fiscal year ended December 31, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	-	-	-	2,307
February 1, 2020 - February 29, 2020	2,307	24.06	2,307	-
March 1, 2020 - March 31, 2020	14,409	23.23	14,409	235,591
April 1, 2020 - April 30, 2020	-	-	-	235,591
May 1, 2020 - May 31, 2020	-	-	-	235,591
June 1, 2020 - June 30, 2020	-	-	-	235,591
July 1, 2020 - July 31, 2020	-	-	-	235,591
August 1, 2020 - August 31, 2020	-	-	-	235,591
September 1, 2020 - September 30, 2020	-	-	-	235,591
October 1, 2020 - October 31, 2020	-	-	-	235,591
November 1, 2020 - November 30, 2020	-	-	-	235,591
December 1, 2020 - December 31, 2020	-	-	-	235,591

(1)

During the first quarter of 2020, the Company concluded a stock repurchase plan that was originally announced on August 20, 2007. This plan authorized the purchase by the Company of up to 350,000 shares of the Company’s common stock. On February 28, 2020, a new stock repurchase plan for up to 250,000 shares of the Company’s common stock was approved. As of December 31, 2020, 235,591 shares could be repurchased under this plan. The newest plan has an expiration date of December 31, 2022 and is the only repurchase plan in effect.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of the Company (including consolidated data from operations of the Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2020	2019	2018	2017	2016
ASSETS
Cash and cash equivalents	$148,423	$92,672	$34,122	$37,407	$9,088
Investments and interest-bearing deposits	168,881	118,495	86,528	81,495	92,427
Loans receivable, net	753,508	723,519	779,815	631,527	540,457
Accrued interest receivable	4,061	3,512	3,391	2,450	1,947
Prepaids and other assets	24,179	25,034	15,446	10,950	11,234
Intangibles	3,462	3,939	4,416	-	-
Foreclosed assets	546	992	1,127	283	2,682
Premises and equipment, net	17,898	19,164	20,095	10,607	10,871
Bank owned life insurance	25,295	24,698	20,198	19,741	19,273
	$1,146,253	$1,012,025	$965,138	$794,460	$687,979
LIABILITIES
Deposits	$938,673	$821,407	$749,619	$607,364	$505,363
Federal Home Loan Bank and Federal Reserve Bank advances	66,000	65,000	105,300	94,300	95,700
Subordinated debentures issued to Capital Trusts	15,465	15,465	21,761	15,465	15,465
Subordinated notes, net	19,564	-	-	-	-
Notes payable	-	11,200	5,000	-	-
Other liabilities	17,583	14,321	2,979	2,439	1,477
	1,057,285	927,393	884,659	719,568	618,005

STOCKHOLDERS' EQUITY	88,968	84,632	80,479	74,892	69,974
	$1,146,253	$1,012,025	$965,138	$794,460	$687,979

Supplemental Data	As of December 31,
	2020	2019	2018	2017	2016
Number of full-service offices	16	16	16	11	9
Cash dividends per common share	$0.60	$0.54	$0.49	$0.42	$0.34

Summary Statements of Income	Years ended December 31,
	2020	2019	2018	2017	2016

Interest income	$40,870	$45,226	$43,246	$29,441	$25,389
Interest expense	9,611	13,535	9,928	6,087	4,177
Net interest income	31,259	31,691	33,318	23,354	21,212
Provision for loan losses	3,600	200	1,225	1,750	1,375
Net interest income after provision for loan losses	27,659	31,491	32,093	21,604	19,837
Noninterest income	10,073	7,105	6,552	5,727	4,870
Noninterest expense	29,665	27,498	29,458	19,603	17,100
Income before income taxes	8,067	11,098	9,187	7,728	7,607
Provision for income taxes	1,235	1,683	1,855	2,570	2,013

Net income	$6,832	$9,415	$7,332	$5,158	$5,594

Basic income per common share	$1.58	$2.14	$1.66	$1.18	$1.28
Diluted income per common share	$1.57	$2.11	$1.64	$1.16	$1.27

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the severity, magnitude and duration of COVID-19 and the direct and indirect impact of COVID-19, as well as responses to COVID-19 by the government, businesses and consumers; the disruption of global, national, state and local economies associated with COVID-19; the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; future mergers or acquisitions; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates; changes in LIBOR; the impact of the possible elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; acquisitions; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time. For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. “Risk Factors” of this report.

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

Financial Impacts to the Bank: Unemployment and business closings will continue to be elevated in our markets while there are infections and changing community health guidelines. Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. The provision for loan losses during 2020 totaled $3,600,000, compared to $200,000 for 2019. We may continue to experience increases in our provision for loan losses and we may also offer additional relief in the form of loan payment deferrals and loan modifications as management believes are needed. The Bank expects other ramifications to include increases in realized losses on loans and decreased fee income due to lower loan originations, partially offset by increases in loan origination fees from PPP loans funded by the Bank and deposit activity. Market interest rates have declined significantly and these reductions, have adversely affected and if prolonged, could continue to adversely affect our net interest income, net interest margin and overall earnings.

Paycheck Protection Program (PPP) Activity: The Federal government has approved various stimulus packages to assist small businesses, individuals, health care entities and certain governmental entities over the past year. Availability and coverage of these programs continues to evolve as the economic impact from COVID-19 continues to unfold. One of the most notable programs is the CARES Act which made available relief to small businesses through SBA PPP loans that, based on certain qualifications, provided funds to qualified borrowers for payroll and certain other costs. All or a portion of such loans have been and will be forgiven if use of funds criteria are met. The Federal government authorized an initial amount of $349 billion of PPP funds in late March 2020 which was fully exhausted within two weeks of start-up. The Federal government authorized an additional $321 billion of PPP funds in late April 2020 with those funds being available to qualified applicants until early August 2020. The Bank approved and funded 661 PPP loans totaling $55.1 million as of December 31, 2020, benefitting nearly 8,400 jobs in the communities we serve. Approximately $2.2 million in origination fees will be recognized over the life of the individual PPP loans by the Bank with $1.1 million being included in 2020 earnings. During the fourth quarter of 2020, $17.0 million in PPP loans originated by the Bank were granted forgiveness by the SBA. The Bank continues to monitor guidelines on this program and intends to participate in the second round of PPP loans that will begin in the first quarter of 2021.

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

Loan Modifications: Increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio. Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not considered troubled debt restructurings (TDRs) for reporting purposes. As of December 31, 2020, 20 loans with an aggregate balance of $28.6 million remained modified for periods from one to twelve months. 84% of loan modifications made during 2020 have resumed scheduled payments with the remaining 16% projected to return to their contractual payment terms within the next six months. Additional details on the modified loans are in the following table.

COVID-19 MODIFICATIONS - Types of Modifications

Collateral Type	# Loans Modified	Amount of Loans Modified ($)	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months or Less	Full Payment Deferral 3 Months + Interest Only > 3 Months	Full Payment Deferral > 6 Months
Hotel/Motel	9	$16,018,273	$-	$-	$-	$1,849,520	$7,962,876	$6,205,877
Theatre	5	10,586,792	-	-	-	-	3,826,974	6,759,818
Restaurant (C&I & RE)	2	411,029	123,236	287,793	-	-	-	-
Land & Land Development	1	1,279,878	-	-	-	-	1,279,878	-
1-4 Family Consumer	2	168,852	-	-	168,852	-	-	-
Other	1	93,100	-	93,100	-	-	-	-
Total Modified Loans	20	$28,557,924	$123,236	$380,893	$168,852	$1,849,520	$13,069,728	$12,965,695

FINANCIAL CONDITION

From December 31, 2019 to December 31, 2020, the Company’s total assets increased $134,228,314 (13%) to $1,146,252,939, liabilities increased $129,891,830 (14%) to $1,057,284,573, and stockholders' equity increased $4,336,484 (5%) to $88,968,366. The ratio of stockholders’ equity to total assets was 7.8% and 8.4% at December 31, 2020 and 2019, respectively.

From December 31, 2019 to December 31, 2020, available-for-sale securities increased $45,875,555 (39%). The Company increased investment purchases during the year to better utilize excess cash as interest rates fluctuations provided favorable buying opportunities throughout 2020. During 2020, the Company purchased $108,674,561 of investments while having sales, calls and principal payments received of $62,160,271. The Company had net unrealized gains of $4,871,052 at December 31, 2020 compared to net unrealized gains of $1,092,554 at December 31, 2019.

From December 31, 2019 to December 31, 2020, net loans receivable increased by $21,416,869 (3%) to $742,149,271. During the year, commercial business loans increased $30,278,000 (27%), permanent 1-4 family loans increased $5,547,000 (5%), commercial real estate loans increased $5,054,000 (2%) and multi-family loans increased $2,581,000 (3%) while construction loans decreased $6,462,000 (8%), and consumer and other loans decreased $3,932,000 (13%). Commercial lending increased during the year due to PPP lending activity with increased competition in our markets limiting loan growth in other lending categories. The Company continues to focus its lending efforts in the commercial and small business lending categories.

As of December 31, 2020, management identified loans totaling $19,014,000 as impaired with a related allowance for loan losses of $421,000. Impaired loans increased by $7,046,000 during 2020, compared to the balance of $11,968,000 at December 31, 2019. The increase was primarily due to the result of a $8,273,000 relationship moved to nonperforming status during the fourth quarter of 2020. This relationship has been significantly impacted by the economic slowdown and market volatility. The credit is secured by real estate and a brokerage account.

From December 31, 2019 to December 31, 2020, the allowance for loan losses increased $2,009,437 (26%) to $9,617,024. In addition to the provision for loan losses of $3,600,000 recorded by the Company during the year ended December 31, 2020, loan charge-offs of specific loans (previously classified as nonperforming) exceeded recoveries by $1,590,562 for the year ended December 31, 2020. The increase in the allowance was primarily due to increased provisioning due to COVID-19 restrictions impacting portions of our loan portfolio. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2020 and December 31, 2019 was 1.28% and 1.04%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2020 and December 31, 2019 was 51.6% and 76.1%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

From December 31, 2019 to December 31, 2020, deposits increased $117,266,009 (14%) to $938,672,541. Checking and savings transaction balances increased by $139,296,873 (23%) and certificates of deposit decreased by $22,030,864 (11%). The increase in transaction balances was primarily due to the addition of new public fund customers and increased balances from nearly all depositor groups during 2020. Brokered deposits decreased $53,515,000 (99%) during 2020. The Company utilizes brokered deposits as a tool to manage cost of funds and to efficiently match changes in liquidity needs based on loan growth.

Federal Home Loan Bank advances increased $1,000,000 (2%) from $65,000,000 as of December 31, 2019 to $66,000,000 as of December 31, 2020. Due to strong deposit growth, minimal borrowings were utilized during the year.

Subordinated debentures issued to Capital Trusts were unchanged from the prior year at $15,465,000. A newly issued series of unsecured subordinated notes (the “Notes”) were issued in July 2020 totaling $20,000,000. The Notes have a fixed rate of 5.25% for the first five years and then will have a yield tied to three-month SOFR plus 519 basis points. The Notes are callable after the first five years with proper notice at 100% of the principal amount in addition to any interest earned and not yet paid.

Note payable to bank decreased by $11,200,000 (100%) when compared to December 31, 2019 due to the full repayment of the note with proceeds from the July 2020 Notes.

From December 31, 2019 to December 31, 2020, stockholders’ equity (including accumulated comprehensive loss, net of tax) increased $4,336,484 (5%) to $88,968,366. Net income for the year ended December 31, 2020 exceeded dividends paid or declared by $4,212,957. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps decreased by $377,657 during 2020. On a per common share basis, stockholders’ equity increased from $19.62 as of December 31, 2019 to $20.51 as of December 31, 2020.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2020 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	Year Ended			Year Ended
	December 31, 2020			December 31, 2019
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$764,707	$36,226	4.74%	$762,159	$41,234	5.41%
Investment securities	143,380	3,843	2.68%	99,299	2,792	2.81%
Other assets	112,333	801	0.71%	54,976	1,201	2.18%
Total interest-earning	1,020,420	40,870	4.01%	916,434	45,227	4.94%
Noninterest-earning	71,326			67,743
	$1,091,746			$984,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$45,894	$79	0.17%	$40,325	$120	0.30%
Transaction accounts	511,357	2,949	0.58%	440,790	6,144	1.39%
Certificates of deposit	192,412	3,897	2.03%	229,392	4,727	2.06%
FHLB advances	60,467	1,178	1.95%	53,067	1,203	2.27%
Subordinated debentures issued to Capital Trusts	15,465	785	5.08%	19,211	970	5.05%
Subordinated notes, net	8,238	443	5.38%	-	-	0.00%
Other borrowed funds	6,599	280	4.24%	7,933	371	4.68%
Total interest-bearing	840,432	9,611	1.14%	790,718	13,535	1.71%
Noninterest-bearing	164,302			109,866
Total liabilities	1,004,734			900,584
Stockholders' equity	87,012			83,593
	$1,091,746			$984,177
Net earning balance	$179,988			$125,716
Earning yield less costing rate			2.86%			3.22%
Net interest income, and net yield spread on interest-earning assets		$31,259	3.06%		$31,692	3.46%
Ratio of interest-earning assets to interest-bearing liabilities	121%			116%

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

	Year ended				Year ended
	December 31, 2020 versus December 31, 2019				December 31, 2019 versus December 31, 2018
	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$138	$(5,129)	$(17)	$(5,008)	$(929)	$1,307	$(30)	$348
Investment securities	1,239	(130)	(58)	1,051	177	571	51	799
Other assets	1,253	(809)	(844)	(400)	1,032	(52)	(146)	834
Net change in interest income	2,630	(6,068)	(919)	(4,357)	280	1,826	(125)	1,981

Interest expense:
Savings accounts	17	(51)	(7)	(41)	(3)	21	(1)	17
Transaction accounts	983	(3,602)	(576)	(3,195)	378	1,250	107	1,735
Certificates of deposit	(762)	(81)	13	(830)	236	1,810	170	2,216
FHLB advances	168	(169)	(24)	(25)	(621)	89	(31)	(563)
Subordinated debentures issued to Capital Trusts	(189)	5	(1)	(185)	(112)	72	(8)	(48)
Subordinated notes, net	-	-	443	443	-	-	-	-
Other borrowed funds	(63)	(34)	6	(91)	93	89	68	250
Net change in interest expense	154	(3,932)	(146)	(3,924)	(29)	3,331	305	3,607
Change in net interest income	$2,476	$(2,136)	$(773)	$(433)	$309	$(1,505)	$(430)	$(1,626)

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2020	3.54%	0.89%	0.37%
December 31, 2019	5.28%	2.05%	2.14%
Change in rates	-1.74%	-1.16%	-1.77%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2020 and December 31, 2019 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

In response to an expected economic downturn due to COVID-19 impacts, the Federal Reserve Open Market Committee (“FOMC”) decreased the discount rate by 150 basis points in March 2020. Rates remained low for the remainder of 2020 with guidance from the FOMC that a lower rate environment will likely continue for the near future. As of December 31, 2020, the prime rate was 3.25% which is a 150 basis point decrease from December 31, 2019.

Interest Income. Total interest income decreased $4,356,627 (10%). The decrease was primarily driven by lower interest rates on interest-earning assets and increased balances in cash and investment securities compared to the loan portfolio. The average balance of interest-earning assets increased $103,986,000 (11%), while the yield on average interest earning assets decreased 93 basis points to 4.01%.

Interest income on loans decreased $5,007,727 (12%). The decrease was primarily due to lower loan offering rates on new credit, the repricing downward of existing adjustable rate loans and an influx of PPP loans added to the portfolio during the year at rates well below standard offering rates. Loan accretion income of $407,000 fell by 73% when compared to the 2019 amount of $1,489,000 as loans from our 2018 Hometown acquisition continued to pay off or amortize steadily during the year. Offsetting the decline in accretion income from purchased loans was $1,120,000 of fee income generated on PPP loan originations. The average balance of loans increased only $2,548,000 (less than 1%) in 2020, while the average yield decreased 67 basis points to 4.74%. Pricing on loans continues to be challenging due to significant competition on new and renewing credits.

Interest Expense. Total interest expense decreased $3,923,813 (29%). The decrease was primarily driven by lower rates across all deposit products due to the previously mentioned FOMC action to cut benchmark interest rates in March 2020. The average balance of interest-bearing liabilities increased $49,714,000 (6%) despite the average cost of interest-bearing liabilities decreasing 57 basis points to 1.14% as many customers maintained elevated cash balances during the year. Specifically, interest expense on deposits decreased $4,066,627 (37%) during 2020 as the average balance of interest-bearing deposits increased $39,156,000 (6%), while the average interest rate paid to depositors decreased 62 basis points to 0.93%. To fund its asset growth going forward, the Company intends to continue to utilize a cost-effective mix of retail and commercial core deposits along with non-core, wholesale funding (including brokered and internet deposits when deemed appropriate).

Interest expense on FHLB advances decreased $25,217 (2%) during 2020 as the average balance of advances increased $7,400,000 (14%), while the average interest rate paid on the advances decreased 32 basis points to 1.95%. The higher average amount of borrowings with the FHLB was due to securing longer duration fixed-rate FHLB funding during the second quarter of 2020 in the current low-rate environment.

Interest expense on subordinated debentures and notes increased $258,142 (27%) during 2020 as the Company issued $20.0 million of Notes during the third quarter. These Notes carry a fixed rate of 5.25% with proceeds being used to pay off an existing line of credit and note payable with another financial institution. Partially offsetting the increased interest expense from the Notes was a decrease of $90,111 (24%) experienced from the payoff of the note payable and line of credit items.

Net Interest Income. The Company’s net interest income decreased $432,814 (1%) primarily due to the decrease in overall rates on interest earnings assets, reduced loan accretion amounts included in income and increases in interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section above for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $3,600,000 and $200,000 for the years ended December 31, 2020 and 2019, respectively. The Company’s increase in the provision for loan losses was primarily due to elevated risk of losses from loans to borrowers operating in industries hardest hit by COVID-19 restrictions and maintaining general portfolio reserves at a level deemed appropriate in accordance with its methodology. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases if COVID-19 continues to negatively impact the Market Area in which our borrowers operate or other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $2,968,551 (42%) when compared to 2019. Primary drivers leading to this increase were increased gains on mortgage loans sold of $1,479,565 (67%) due to record volumes of refinance activity, increased fees from a new commercial loan product of $1,148,681 (100%), a reduction in losses on foreclosed assets by $271,451 (115%) and increased realized gains from the sale of investment securities of $371,465 (415%).

The increases in non-interest income were offset by reduced service charge income of $237,277 (14%) due to lower fee-based transaction activity compared to 2019 and lower SBA lending income of $411,443 (40%) as a result of efforts to fund SBA PPP loans taking precedence over typical SBA activity during periods of 2020.

Non-Interest Expense. Non-interest expense increased $2,166,593 (8%) due to a few significant factors noted below.

Salaries and employee benefits increased $1,240,333 (8%) which was primarily due to the hiring of new executive leadership and relationship managers in the commercial banking area and increased commissions and incentives related to strong mortgage lending activity.

Data processing expenses increased $674,765 (40%) compared to 2019 due to the current year having a full twelve months of expenses related to processing system upgrades made in the last half of 2019.

Income Taxes. The provision for income taxes decreased $447,980 (27%) from 2019 which was primarily due to the reduction of pre-tax income compared to the prior year. However, the overall effective tax rate did increase slightly during the year due to the reduction in federal and state income tax credits available.

Cash Dividends Paid. The Company paid dividends of $0.15 per share on April 17, 2020 to stockholders of record as of April 7, 2020, $0.15 per share on July 17, 2020, to stockholders of record as of July 7, 2020, and $0.15 per share on October 16, 2020, to stockholders of record as of October 6, 2020. The Company also declared a cash dividend of $0.15 per share on December 18, 2020, which was paid on January 15, 2021, to stockholders of record on January 5, 2021. During 2020, 2019 and 2018, the Company paid $2,615,028, $2,313,661 and $2,132,221 in dividends on common stock.

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

Rates trended downward during late 2019 as the Federal Reserve Open Market Committee (“FOMC”) decreased the discount rate by 25 basis points in each of July, September and October 2019. As of December 31, 2019, the prime rate was 4.75% which is a 75 basis point decrease from December 31, 2018.

Interest Income. Total interest income increased $1,980,799 (5%). The increase was primarily driven by having a full year of earning assets as a result of the Hometown acquisition and increased balances in cash and investment securities. The average balance of interest-earning assets increased $30,930,000 (3%), while the yield on average interest earning assets increased 6 basis points to 4.94%.

Interest income on loans increased $347,267 (1%). The increase was primarily due to higher loan offering rates and a full year of interest income from loans acquired from Hometown in 2018. Offsetting these increases were decreased amounts of loan accretion income of $2,175,000 (59%) due to acquired loans continuing to amortize and fewer loan payoffs on the acquired loans occurring in 2019 compared to 2018. The average loan receivable balance decreased $17,722,000 (2%) while the average yield increased 17 basis points to 5.41%. The Company experienced several unanticipated large loan payoffs and paydowns during 2019 along with decreased loan originations. Pricing on loans continued to be challenging due to significant competition on new and renewing credits.

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

Interest expense on deposits increased $3,968,167 (57%) during 2019 as the average balance of interest-bearing deposits increased $53,395,000 (8%), while the average interest rate paid to depositors increased 48 basis points to 1.55%. The increase in asset growth opportunities among institutions in our market (primarily during the first half of 2019) created significant competitive pressures on deposit rates.

Interest expense on FHLB advances decreased $563,570 (32%) during 2019 as the average balance of advances decreased $28,772,000 (35%), while the average interest rate paid on the advances increased 11 basis points to 2.27%. Excess funds generated from deposit growth initiatives were used during 2019 to decrease borrowings with the FHLB.

Net Interest Income. The Company’s net interest income decreased $1,626,596 (5%) primarily due to the decrease in overall average balances of loans, reduced loan accretion amounts included in income and increases in interest-bearing liabilities. Refer to the tables in the “Average Balances, Interest and Average Yields” section above for additional information on components of net interest income.

Provision for Loan Losses. Provisions for loan losses are charged or credited to earnings to bring the total allowance for loan losses to a level considered adequate by the Company to provide for potential loan losses in the existing loan portfolio. When making its assessment, the Company considered prior loss experience, volume and type of lending, local banking trends and impaired and past due loans in the Company’s loan portfolio. In addition, the Company considered general economic conditions and other factors related to collectability of the Company’s loan portfolio.

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

Income Taxes. The provision for income taxes decreased $171,655 (9%) over 2018 which was primarily due to the impact of lower effective tax rates and the use of tax credits earned as part of low-income housing programs.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $148,422,908 as of December 31, 2020 and $92,671,909 as of December 31, 2019, representing an increase of $55,750,999 (60%). The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $140,242,445 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 45% of assets, the Bank had the ability to borrow an additional $162,393,000 from the FHLB, as of December 31, 2020. Based on existing collateral, the Bank had the ability to borrow $37,237,000 from the Federal Reserve Bank as of December 31, 2020. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings at a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

The Bank is classified as “well capitalized” under current regulatory guidelines. See also additional information provided under the caption “Regulatory Matters” in Note 1 of the Notes to Consolidated Financial Statements. The final CBLR rule went into effect on January 1, 2020. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. During the first quarter of 2020, the CARES Act introduced interim CBLR provisions that allow institutions that fall below the 9.0 percent threshold to gradually increase their ratio from minimums of 8.0 percent in 2020, 8.5 percent in 2021 and 9.0 percent in 2022. Additionally, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule. The Company adopted the CBLR framework during 2020 with no material impact on the financial results of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2020 and 2019, the Bank had outstanding commitments to originate loans of approximately $32,095,000 and $6,690,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2020 and 2019, unused lines of credit to borrowers aggregated approximately $107,444,000 and $108,257,000, respectively, for commercial lines and $24,746,000 and $24,373,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $10,256,000 and $5,446,000 as of December 31, 2020 and 2019, respectively. The commitments extend over varying periods of time.

Within our loan portfolio, the Bank offers certain loan customers the ability to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. This is accomplished by the Bank entering into variable-rate loan agreements with loan customers, and the customer simultaneously entering into an interest swap agreement directly with a counterparty. In the event that the customer defaults and the termination value, based on current rates, is in a loss position, the Bank could potentially be liable for termination amounts owed to the counterparty.

In connection with the Company’s issuance of the GFED Trust Preferred Securities and pursuant to two remaining guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the GFED Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the GFED Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the GFED Trust Preferred Securities to the extent each Trust does not have funds available.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2020. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$753,721	$753,721	$-	$-	$-
Time and brokered certificates of deposit	184,952	140,243	38,510	2,867	3,332
FHLB advances	66,000	50,000	6,500	6,500	3,000
Subordinated debentures issued to Capital Trusts	15,465	-	-	-	15,465
Subordinated notes	19,564	-	-	-	19,564
Leases	13,419	1,214	2,291	1,686	8,228
Other long term obligations	699	699	-	-	-
Total	$1,053,820	$945,877	$47,301	$11,053	$49,589

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

The Bank continues to focus its lending efforts in the commercial and small business lending categories while originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Management continually monitors the loan portfolio for the purpose of product diversification and over concentration.

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2020 and 2019, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $753,720,899 or 80% of its total deposits and $614,424,026 or 75% of total deposits, respectively. The weighted average rate paid on these accounts decreased 57 basis points from 0.76% on December 31, 2019 to 0.19% on December 31, 2020 primarily due to declines in Treasury rates during the year impacting our variable rate deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2020 and 2019, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2020

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
+200	$123,822	$29,831	32%	11.07%	2.83%
+100	111,299	17,308	18%	9.84%	1.60%
NC	93,991	-	0%	8.24%	0.00%
-100	87,015	(6,976)	-7%	7.56%	-0.68%

12/31/2019

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
+200	$130,184	$16,682	15%	13.22%	1.90%
+100	123,436	9,934	9%	12.41%	1.09%
NC	113,502	-	0%	11.31%	0.00%
-100	96,640	(16,862)	-15%	9.57%	-1.74%
-200	90,053	(23,449)	-21%	8.88%	-2.43%

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

Item 8. Financial Statements and Supplementary Data

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$6,366,370	$5,114,067
Interest-bearing demand deposits in other financial institutions	142,056,538	87,557,842
Cash and cash equivalents	148,422,908	92,671,909
Interest-bearing time deposits at other financial institutions	4,760,089	250,000
Available-for-sale securities	164,120,869	118,245,314
Stock in Federal Home Loan Bank, at cost	3,896,900	3,757,500
Mortgage loans held for sale	11,359,174	2,786,564
Loans receivable, net of allowance for loan losses of December 31, 2020 and 2019 - $9,617,024 and $7,607,587, respectively	742,149,271	720,732,402
Accrued interest receivable	4,060,795	3,511,875
Prepaid expenses and other assets	7,741,903	8,862,954
Goodwill	1,434,982	1,434,982
Core deposit intangible	2,026,910	2,503,910
Foreclosed assets held for sale	546,450	991,885
Premises and equipment, net	17,898,409	19,164,496
Operating lease right-of-use asset	8,469,661	9,052,941
Bank owned life insurance	25,294,780	24,698,438
Deferred and receivable income taxes	4,069,838	3,359,455
	$1,146,252,939	$1,012,024,625

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$938,672,541	$821,406,532
Federal Home Loan Bank advances	66,000,000	65,000,000
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000
Subordinated notes, net	19,564,131	-
Note payable to bank	-	11,200,000
Advances from borrowers for taxes and insurance	218,846	268,200
Accrued expenses and other liabilities	7,870,991	4,153,762
Operating lease liabilities	8,560,892	9,105,503
Accrued interest payable	932,172	793,746
	1,057,284,573	927,392,743

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2020 and 2019 - 6,919,503 and 6,919,503 shares; respectively	691,950	691,950
Additional paid-in capital	51,337,219	51,908,867
Retained earnings, substantially restricted	77,073,707	72,860,750
Accumulated other comprehensive loss	(53,378)	(431,035)
	129,049,498	125,030,532
Treasury stock, at cost; December 31, 2020 and 2019 - 2,553,851 and 2,582,041 shares, respectively	(40,081,132)	(40,398,650)
	88,968,366	84,631,882
	$1,146,252,939	$1,012,024,625

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Interest Income
Loans	$36,225,797	$41,233,524	$40,886,257
Investment securities	3,843,325	2,791,612	1,992,442
Other	800,754	1,201,367	367,005
	40,869,876	45,226,503	43,245,704
Interest Expense
Deposits	6,924,826	10,991,453	7,023,286
Federal Home Loan Bank advances	1,177,491	1,202,708	1,766,278
Subordinated debentures issued to Capital Trusts	785,078	970,269	1,017,552
Subordinated notes, net	443,333	-	-
Other	280,473	370,584	120,503
	9,611,201	13,535,014	9,927,619
Net Interest Income	31,258,675	31,691,489	33,318,085
Provision for Loan Losses	3,600,000	200,000	1,225,000
Net Interest Income After
Provision for Loan Losses	27,658,675	31,491,489	32,093,085
Noninterest Income
Service charges	1,469,160	1,706,437	2,004,525
Net gain (loss) on sale of investment securities	461,029	89,564	(8,091)
Gain on sale of mortgage loans held for sale	3,702,098	2,222,533	2,030,746
Gain on sale of Small Business Administration loans	618,506	1,029,949	830,641
Commercial loan referral income	1,148,681	-	-
Net gain (loss) on foreclosed assets	36,057	(235,394)	(360,892)
Other income	2,637,913	2,291,804	2,055,011
	10,073,444	7,104,893	6,551,940
Noninterest Expense
Salaries and employee benefits	17,348,133	16,107,800	14,918,696
Occupancy	4,623,440	4,582,433	4,071,199
FDIC deposit insurance premiums	312,121	297,628	437,602
Data processing	2,369,224	1,694,459	1,477,034
Advertising	488,998	499,998	534,650
Merger costs	-	34,011	3,671,997
Amortization of core deposit intangible	477,000	477,000	408,571
Other expense	4,045,811	3,804,805	3,938,584
	29,664,727	27,498,134	29,458,333
Income Before Income Taxes	8,067,392	11,098,248	9,186,692
Provision for Income Taxes	1,235,178	1,683,158	1,854,813
Net Income	$6,832,214	$9,415,090	$7,331,879

Basic Income Per Common Share	$1.58	$2.14	$1.66
Diluted Income Per Common Share	$1.57	$2.11	$1.64

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
NET INCOME	$6,832,214	$9,415,090	$7,331,879
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	4,239,526	3,018,580	(1,130,514)
Change in unrealized gain (loss) on interest rate swaps, before income taxes	(3,312,874)	(2,899,860)	791,465
Less: Reclassification adjustment for realized (gains) losses on investment securities included in net income, before income taxes	(461,029)	(89,564)	8,091
Total other items of comprehensive income (loss)	465,623	29,156	(330,958)
Income tax expense (benefit) related to other items of comprehensive income	87,966	7,435	(84,395)
Other comprehensive income (loss)	377,657	21,721	(246,563)
TOTAL COMPREHENSIVE INCOME	$7,209,871	$9,436,811	$7,085,316

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,832,214	$9,415,090	$7,331,879
Items not requiring (providing) cash:
Deferred income taxes	(470,145)	224,142	624,386
Depreciation and amortization	1,989,545	1,970,442	1,593,974
Provision for loan losses	3,600,000	200,000	1,225,000
Gain on sale of Small Business Administration loans	(618,506)	(1,029,949)	(830,641)
Gain on sale of mortgage loans held for sale and investment securities	(4,163,127)	(2,312,097)	(2,022,656)
Loss (gain) on sale of foreclosed assets	(51,836)	(164,636)	315,108
Gain on sale of premises, equipment and other assets	-	(6,069)	(4,652)
Amortization of deferred income, premiums and discounts, net	1,707,861	349,442	481,189
Amortization of intangible assets	477,000	477,000	408,571
Amortization of subordinated notes issuance costs	18,576	-	-
Stock award plan expense	136,138	615,385	517,053
Accretion of purchase accounting adjustments	(406,650)	(1,629,721)	(3,407,340)
Origination of loans held for sale	(147,179,016)	(80,689,007)	(72,116,229)
Proceeds from sale of loans held for sale	142,308,504	81,641,824	74,551,946
Increase in cash surrender value of bank owned life insurance	(596,342)	(500,364)	(457,451)
Changes in:
Accrued interest receivable	(548,920)	(120,931)	(941,097)
Prepaid expenses and other assets	1,121,052	(1,302,099)	6,676,684
Accounts payable and accrued expenses	466,607	1,188,354	(1,620,868)
Net cash provided by operating activities	4,622,955	8,326,806	12,324,856
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(30,441,139)	49,550,984	(14,645,559)
Proceeds from sale of loans	5,425,103	9,317,249	12,997,662
Principal payments on available-for-sale securities	23,111,582	7,576,466	13,362,984
Proceeds from maturities of available-for-sale securities	11,617,890	750,000	-
Purchase of premises and equipment	(684,789)	(981,146)	(3,436,389)
Net cash received for acquisition	-	-	2,455,964
Purchase of available-for-sale securities	(108,674,561)	(75,518,385)	(26,151,079)
Proceeds from sale of available-for-sale securities	27,430,799	37,855,257	13,602,508
Purchase of bank owned life insurance	-	(4,000,000)	-
Redemption (purchase) of FHLB stock	(139,400)	1,629,700	(789,700)
Proceeds from sale of premises and equipment	-	-	2,425,000
Purchase of tax credit investments	(256,260)	(3,168,435)	(3,930,176)
Proceeds from sale of foreclosed assets held for sale	181,905	1,343,072	292,003
Net cash provided by (used in) investing activities	(72,428,870)	24,354,762	(3,816,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	139,296,873	97,367,801	(40,855,842)
Net increase (decrease) in certificates of deposit	(22,030,864)	(25,548,954)	22,077,932
Net decrease of securities sold under agreements to repurchase	-	-	(2,159,000)
Proceeds from FHLB advances	26,000,000	115,815,000	609,971,000
Repayments of FHLB advances	(25,000,000)	(156,115,000)	(600,971,000)
Proceeds from issuance of notes payable	1,800,000	7,450,000	5,000,000
Repayments of notes payable	(13,000,000)	(1,250,000)	(3,000,000)
Isuance of subordinated notes, net of issuance costs	19,545,555	-	-
Repayment of Hometown Bancshares subordinated debentures	-	(6,000,000)	-
Advances from (repayments to) borrowers for taxes and insurance	(49,354)	(21,608)	109,539
Stock options exercised	-	90,000	166,230
Cash dividends paid	(2,615,028)	(2,313,661)	(2,132,221)
Treasury stock purchased	(390,268)	(3,604,879)	-
Net cash provided by (used in) financing activities	123,556,914	25,868,699	(11,793,362)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,750,999	58,550,267	(3,285,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,671,909	34,121,642	37,406,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,422,908	$92,671,909	$34,121,642

Supplemental Cash Flows Information

Foreclosed assets acquired in settlement of loans	$124,134	$1,664,258	$368,878

Interest paid	$9,472,775	$13,563,079	$9,401,351

Income taxes paid	$840,000	$199,000	$-

Sale and financing of foreclosed assets held for sale	$439,500	$620,900	$181,300

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2020, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	687,850	50,856,069	(37,125,541)	60,679,308	(206,193)	74,891,493
Net income	-	-	-	7,331,879	-	7,331,879
Other comprehensive loss	-	-	-	-	(246,563)	(246,563)
Dividends on common stock ($0.49 per share)	-	-	-	(2,181,500)	-	(2,181,500)
Stock award plans	-	362,636	154,417	-	-	517,053
Stock options exercised	2,350	163,880	-	-	-	166,230
Balance, December 31, 2018	690,200	51,382,585	(36,971,124)	65,829,687	(452,756)	80,478,592
Net income	-	-	-	9,415,090	-	9,415,090
Other comprehensive income	-	-	-	-	21,721	21,721
Dividends on common stock ($0.54 per share)	-	-	-	(2,384,027)	-	(2,384,027)
Treasury stock purchased	-	-	(3,604,879)	-	-	(3,604,879)
Stock award plans	-	438,032	177,353	-	-	615,385
Stock options exercised	1,750	88,250	-	-	-	90,000
Balance, December 31, 2019	691,950	51,908,867	(40,398,650)	72,860,750	(431,035)	84,631,882
Net income	-	-	-	6,832,214	-	6,832,214
Other comprehensive income	-	-	-	-	377,657	377,657
Dividends on common stock ($0.60 per share)	-	-	-	(2,619,257)	-	(2,619,257)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(571,648)	707,786	-	-	136,138
Balance, December 31, 2020	$691,950	$51,337,219	$(40,081,132)	$77,073,707	$(53,378)	$88,968,366

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

Goodwill and Intangible Assets

An annual assessment is performed to determine whether it is more likely than not the fair value of goodwill is less than the carrying amount.  If, based on the assessment, it is determined that there is an impairment, goodwill would be written down to its implied fair value.  Any subsequent increases in goodwill fair value are not recognized in the financial statements. As a result of the 2018 acquisition of Hometown, a goodwill amount of $1,434,982 is presented in the balance sheet as of December 31, 2020 and 2019.

Core deposit intangible assets are being amortized on the straight-line basis over a period of seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value. A core deposit intangible of $3,520,000 was calculated at the time of the Hometown acquisition. At December 31, 2020 and 2019, the amount remaining to be amortized is $2,026,910 and $2,503,910, respectively.

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

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank equal to a set percentage of deposits. During March of 2020, the Federal Reserve Bank reduced its reserve requirement to zero to encourage institutions to lend out funds to assist with pandemic assistance efforts, therefore, our required reserve on December 31, 2020 was $0. The reserve requirement will be monitored by the Federal Reserve and likely reinstated when economic conditions return to pre-pandemic levels.

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

Revenue from Contracts with Customers

Descriptions of our significant revenue-generating transactions that are within the scope of Topic 606, which are presented in the consolidated statements of income as components of non-interest income, are as follows:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which it is subject. Additionally, as of December 31, 2020, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

During the fourth quarter of 2019, federal banking agencies issued a final ruling, which provides for a simple measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The Community Bank Leverage Ratio (CBLR) framework which became effective January 1, 2020, provides an optional simple leverage capital measure, which is generally calculated the same as the generally applicable capital rule’s leverage ratio.  A banking organization (depository institution or depository institution holding company) that has less than $10 billion in total consolidated assets can elect to opt into the framework if its leverage ratio is greater than 9 percent and the banking organization meets the framework’s qualifying criteria of: (i) the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules; (ii) the capital ratio requirements to be considered well capitalized under the agencies’ prompt corrective action (PCA) framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements. A qualifying banking organization can opt into or out of the CBLR framework at any time by following the prescribed procedures and completing the associated reporting line items that are required on its Call Report and/or form FR Y-9C, as applicable. If a CBLR banking organization fails to satisfy one of the qualifying criteria but has a leverage ratio of greater than 8 percent, the banking organization can continue to apply the CBLR framework and be considered “well capitalized” for a grace period of up to two quarters.

During March 2020, relief from the 9% threshold was approved as part of the CARES Act. The interim thresholds beginning on March 27, 2020 and for the remainder of 2020 was 8% with 2021 increasing to 8.5% and the originally established 9% to be in effect starting in 2022.

The Bank opted into the CBLR framework during the first quarter of 2020. Capital ratios under this framework as of December 31, 2020 are as below with dollar amounts expressed in thousands.

To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020

Community Bank Leverage Ratio
Bank	$111,098	10.0%	N/A	N/A	$89,175	8.0%

The Bank's 2019 actual capital amounts and ratios are as presented in the table below. No amount was deducted from capital for interest-rate risk. Dollar amounts are expressed in thousands.

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

The 2019 minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at December 31, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. To be categorized as well capitalized in 2019, the Bank was to maintain minimum total risk-based, Tier I risk-based, Tier I leverage and Common Equity Tier 1 risk-based ratios as set forth in the above table.

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2020 and 2019, the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2020, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Net income available to common shareholders	$6,832,214	$9,415,090	$7,331,879
Weighted average common shares outstanding	4,330,525	4,405,575	4,410,422
Effect of dilutive securities	19,499	57,984	72,261
Weighted average diluted shares outstanding	4,350,024	4,463,559	4,482,683
Basic income per common share	$1.58	$2.14	$1.66
Diluted income per common share	$1.57	$2.11	$1.64

For the years ended December 31, 2020, 2019 and 2018 all outstanding stock options were included in the above computation because their exercise price was less than the average market price.

Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institution’s. Each institution’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020, the Bank had $70.9 million in deposits above FDIC insured limits. These funds are held with three institutions that are each shown to be well capitalized as of December 31, 2020. Additionally, the Bank held $65.1 million in deposits at the Federal Reserve Bank at December 31, 2020.

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

Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $180.0 million in assets, including approximately $143.9 million in loans (inclusive of loan discounts) and approximately $161.2 million in deposits. Goodwill of $1.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in Southwest Missouri and the Company believed it would be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of approximately $550,000 at December 31, 2020.

NOTE 3:         SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
Debt Securities:
U. S. government agencies	$6,282,000	$6,519	$(4,885)	6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2019
Debt Securities:
U. S. government agencies	$2,499,755	$-	$(11,962)	2,487,793
Municipals	35,625,038	675,382	(125,693)	36,174,727
Corporates	15,395,190	154,942	(14,945)	15,535,187
Mortgage-backed securities - private label	13,788,728	52,035	(29,392)	13,811,371
Government sponsored mortgage-backed securities and SBA loan pools	49,844,049	585,641	(193,454)	50,236,236
	$117,152,760	$1,468,000	$(375,446)	$118,245,314

Maturities of available-for-sale debt securities as of December 31, 2020:

	Amortized Cost	Approximate Fair Value
1-5 years	$1,150,000	$1,149,433
5-10 years	36,190,647	36,551,663
After ten years	58,207,158	61,152,414
Mortgage-backed securities - private label - commercial not due on a single maturity date	5,399,385	5,444,447
Mortgage-backed securities - private label - consumer not due on a single maturity date	9,249,375	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	49,053,252	50,370,815
	$159,249,817	$164,120,869

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $8,749,409 and $5,358,929 as of December 31, 2020 and 2019, respectively.

Gross gains of $552,366, $244,777 and $48,931 and gross losses of $91,337, $155,213 and $57,022 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2020, 2019 and 2018, respectively. The tax effect of these net gains (losses) was $96,816, $18,809 and ($2,063) in 2020, 2019 and 2018, respectively.

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

No securities were written down for other-than-temporary impairment during the years ended December 31, 2020, 2019 and 2018.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019, was $30,049,473 and $42,570,363, respectively, which is approximately 18% and 36% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,495,116	$(4,885)	$-	$-	$1,495,116	$(4,885)
Municipals	4,011,492	(26,991)	-	-	4,011,492	(26,991)
Corporates	14,869,853	(171,811)	-	-	14,869,853	(171,811)
Mortgage-backed securities - private label - commercial	1,481,805	(10,650)	-	-	1,481,805	(10,650)
Mortgage-backed securities - private label - consumer	2,391,511	(25,747)	-	-	2,391,511	(25,747)
Government sponsored mortgage-backed securities and SBA loan pools	5,799,696	(74,165)	-	-	5,799,696	(74,165)
	$30,049,473	$(314,249)	$-	$-	$30,049,473	$(314,249)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,487,795	$(11,962)	$-	$-	$2,487,795	$(11,962)
Municipals	7,083,208	(125,693)	-	-	7,083,208	(125,693)
Corporates	2,452,005	(14,945)	-	-	2,452,005	(14,945)
Mortgage-backed securities - private label	9,416,669	(29,392)	-	-	9,416,669	(29,392)
Government sponsored mortgage-backed securities and SBA loan pools	18,112,148	(125,906)	3,018,538	(67,548)	21,130,686	(193,454)
	$39,551,825	$(307,898)	$3,018,538	$(67,548)	$42,570,363	$(375,446)

NOTE 4:         LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2020 and 2019 include:

	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$115,799,200	$118,823,731
Multi-family	90,028,775	87,448,418
Real estate - construction	70,847,330	77,308,551
Real estate - commercial	305,673,212	300,619,387
Commercial loans	144,326,350	114,047,753
Consumer and other loans	26,733,546	30,666,185
Total loans	753,408,413	728,914,025
Less:
Allowance for loan losses	(9,617,024)	(7,607,587)
Deferred loan fees/costs, net	(1,642,118)	(574,036)
Net loans	$742,149,271	$720,732,402

Classes of loans by aging at December 31, 2020 and 2019 were as follows:

As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$623	$1,058	$1,071	$2,752	$113,047	$115,799	$-
Multi-family	-	-	-	-	90,029	90,029	-
Real estate - construction	1,239	-	4,189	5,428	65,419	70,847	-
Real estate - commercial	264	76	161	501	305,172	305,673	-
Commercial loans	6	1	4,784	4,791	139,535	144,326	-
Consumer and other loans	10	1	21	32	26,702	26,734	-
Total	$2,142	$1,136	$10,226	$13,504	$739,904	$753,408	$-

As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$83	$437	$125	$645	$118,179	$118,824	$-
Multi-family	-	-	-	-	87,448	87,448	-
Real estate - construction	338	-	-	338	76,971	77,309	-
Real estate - commercial	-	-	43	43	300,576	300,619	-
Commercial loans	134	105	17	256	113,792	114,048	-
Consumer and other loans	48	26	-	74	30,592	30,666	-
Total	$603	$568	$185	$1,356	$727,558	$728,914	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$3,086,159	$2,398,379
Multi-family	-	-
Real estate - construction	6,239,326	3,738,410
Real estate - commercial	3,932,241	2,941,143
Commercial loans	5,249,782	855,761
Consumer and other loans	121,090	69,784
Total	$18,628,598	$10,003,477

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2020, 2019 and 2018:

As of December 31, 2020
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	121	1,350	440	312	669	323	385	$3,600
Losses charged off	(738)	-	(2)	-	(709)	(261)	-	$(1,710)
Recoveries	-	7	6	-	40	66	-	$119
Balance, end of year	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Ending balance: individually evaluated for impairment	$114	$117	$112	$-	$62	$15	$-	$420
Ending balance: collectively evaluated for impairment	$1,018	$3,507	$1,333	$1,058	$1,066	$556	$658	$9,196
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$6,239	$1,810	$3,110	$-	$5,111	$202	$-	$16,472
Ending balance: collectively evaluated for impairment	$64,608	$301,453	$112,689	$90,029	$139,083	$26,532	$-	$734,394
Ending balance: loans acquired with deteriorated credit quality	$-	$2,410	$-	$-	$132	$-	$-	$2,542

As of December 31, 2019
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(809)	265	(32)	105	225	299	147	$200
Losses charged off	-	(122)	(272)	-	(381)	(280)	-	$(1,055)
Recoveries	252	31	8	-	125	51	-	$467
Balance, end of year	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

As of December 31, 2018
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,244	$1,789	$946	$464	$1,031	$454	$179	$7,107
Provision charged to expense	(35)	339	327	177	222	248	(53)	$1,225
Losses charged off	-	(37)	(8)	-	(110)	(382)	-	$(537)
Recoveries	97	2	32	-	17	53	-	$201
Balance, end of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Ending balance: individually evaluated for impairment	$552	$106	$573	$-	$363	$18	$-	$1,612
Ending balance: collectively evaluated for impairment	$1,754	$1,987	$724	$641	$797	$355	$126	$6,384
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,088	$1,588	$4,520	$5,952	$1,062	$169	$-	$17,379
Ending balance: collectively evaluated for impairment	$84,507	$317,488	$128,258	$84,663	$118,459	$32,968	$-	$766,343
Ending balance: loans acquired with deteriorated credit quality	$-	$2,782	$-	$-	$216	$175	$-	$3,173

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

The following summarizes impaired loans as of and for the years ended December 31, 2020 and 2019:

As of December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,780	$2,780	$-	$1,199	$-
Multi-family	-	-	-	-	-
Real estate - construction	5,081	5,081	-	423	-
Real estate - commercial	3,419	3,419	-	3,152	4
Commercial loans	4,902	4,902	-	455	-
Consumer and other loans	100	100	-	110	13
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$330	$330	$112	$1,183	$-
Multi-family	-	-	-	-	-
Real estate - construction	1,158	3,129	114	4,093	-
Real estate - commercial	801	801	117	365	-
Commercial loans	341	341	63	792	-
Consumer and other loans	102	102	15	136	-
Total
Real estate - residential mortgage:
One to four family units	$3,110	$3,110	$112	$2,382	$-
Multi-family	-	-	-	-	-
Real estate - construction	6,239	8,210	114	4,516	-
Real estate - commercial	4,220	4,220	117	3,517	4
Commercial loans	5,243	5,243	63	1,247	-
Consumer and other loans	202	202	15	246	13
Total	$19,014	$20,985	$421	$11,908	$17

As of December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,392	$1,392	$-	$1,075	$1
Multi-family	-	-	-	5,438	-
Real estate - construction	-	-	-	-	-
Real estate - commercial	3,199	3,199	-	3,274	4
Commercial loans	33	33	-	127	-
Consumer and other loans	70	70	-	230	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,221	$1,221	$197	$1,781	$-
Multi-family	-	-	-	-	-
Real estate - construction	4,742	5,975	553	3,924	-
Real estate - commercial	162	162	24	533	-
Commercial loans	999	999	301	756	-
Consumer and other loans	150	150	21	153	-
Total
Real estate - residential mortgage:
One to four family units	$2,613	$2,613	$197	$2,856	$1
Multi-family	-	-	-	5,438	-
Real estate - construction	4,742	5,975	553	3,924	-
Real estate - commercial	3,361	3,361	24	3,807	4
Commercial loans	1,032	1,032	301	883	-
Consumer and other loans	220	220	21	383	2
Total	$11,968	$13,201	$1,096	$17,291	$7

At December 31, 2020, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

In March 2020, our regulators issued a statement titled “Interagency Statement on Loan Modifications and Reporting for Financial institutions with Customers Affected by the Coronavirus” that encouraged financial institutions to work prudently with borrowers who were expected to have difficulty in meeting payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further clarifies that qualified loan modifications are exempt by law from being classified as a TDR as defined by GAAP from March 1, 2020 until December 31, 2020. In December 2020, the Economic Aid to Hard Hit Small Businesses, Non-Profits and Ventures Act was enacted, which extended the CARES Act provisions until January 1, 2022. The Bank continues to work with impacted entities in the form of modifications, payment deferrals, extensions of repayment terms and/or other delays in payments, as necessary.

Due to the before mentioned regulatory changes, there were no troubled debt restructuring charge offs or increases to the allowance for loan losses related to TDRs during 2020. In 2019, there were no debt restructuring charge offs and $37,379 in increased allowances for loan losses.

Impacts from COVID-19 have increased loan payment deferrals and other loan modifications in our loan portfolio. During 2020, guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act noted that short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not considered troubled debt restructurings (TDRs) for reporting purposes. As of December 31, 2020, 20 loans with an aggregate balance of $28.6 million remained modified for periods from one to twelve months. 84% of loan modifications made during 2020 have resumed scheduled payments with the remaining 16% projected to return to their contractual payment terms with the next six months. Additional details on the modified loans are in the following table.

COVID-19 MODIFICATIONS - Types of Modifications

Collateral Type	# Loans Modified	Amount of Loans Modified ($)	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months or Less	Full Payment Deferral 3 Months + Interest Only > 3 Months	Full Payment Deferral > 6 Months
Hotel/Motel	9	$16,018,273	$-	$-	$-	$1,849,520	$7,962,876	$6,205,877
Theatre	5	10,586,792	-	-	-	-	3,826,974	6,759,818
Restaurant (C&I & RE)	2	411,029	123,236	287,793	-	-	-	-
Land & Land Development	1	1,279,878	-	-	-	-	1,279,878	-
1-4 Family Consumer	2	168,852	-	-	168,852	-	-	-
Other	1	93,100	-	93,100	-	-	-	-
Total Modified Loans	20	$28,557,924	$123,236	$380,893	$168,852	$1,849,520	$13,069,728	$12,965,695

The following summarizes information regarding troubled debt restructurings by class as of and for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Real estate - residential mortgage:
One to four family units	$1,178,876	$1,163,782
Multi-family	-	-
Real estate - construction	3,700,084	3,738,409
Real estate - commercial	893,992	161,491
Commercial loans	368,310	572,683
Total	$6,141,262	$5,636,365

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

Pass- This rating represents loans that have strong asset quality and liquidity along with a multi-year track record of profitability.

Special mention- This rating represents loans that are currently protected but are potentially weak. The credit risk may be relatively minor, yet constitute an increased risk in light of the circumstances surrounding a specific loan.

Substandard- This rating represents loans that show signs of continuing negative financial trends and unprofitability and therefore, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

Doubtful- This rating represents loans that have all the weaknesses of substandard classified loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Included in this category as of December 31, 2020 are $37.3 million in Small Business Administration PPP loans originated during the year with the majority of the loans having an original duration of two years or less.

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2020 and 2019:

As of December 31, 2020
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$64,531	$262,771	$110,615	$90,029	$130,874	$26,532	$685,352
Special Mention	-	4,442	-	-	123	-	4,565
Substandard	6,316	38,460	5,184	-	13,329	202	63,491
Doubtful	-	-	-	-	-	-	-
Total	$70,847	$305,673	$115,799	$90,029	$144,326	$26,734	$753,408

As of December 31, 2019
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$73,489	$292,674	$115,622	$87,448	$100,658	$29,666	$699,557
Special Mention	-	1,476	535	-	8,793	-	10,804
Substandard	3,820	6,469	2,667	-	4,597	1,000	18,553
Doubtful	-	-	-	-	-	-	-
Total	$77,309	$300,619	$118,824	$87,448	$114,048	$30,666	$728,914

The tables include purchased credit impaired loan amounts. At December 31, 2020 and 2019, purchased credit impaired loans rated as “Substandard” were $2.5 and $3.2 million, respectively.

The weighted average interest rate on loans as of December 31, 2020 and 2019 was 4.45% and 5.65%, respectively.

The Bank serviced mortgage loans for others amounting to $24,868 and $29,222 as of December 31, 2020 and 2019, respectively. The Bank serviced commercial loans for others amounting to $62,261,930 and $51,381,794 as of December 31, 2020 and 2019, respectively.

NOTE 5:         ACCOUNTING FOR CERTAIN LOANS ACQUIRED

The Company acquired loans during the quarter ended June 30, 2018 as part of the acquisition of Hometown. At acquisition, certain acquired loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with the evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores or recent loan to value percentages. Purchased credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Loan accretion income recognized during the years ended December 31, 2020 and 2019 were $0.41 million and $1.49 million, respectively.

The carrying amount of remaining purchased credit impaired loans are included in the balance sheet amounts of loans receivable at December 31, 2020 and 2019. The amount of these loans is shown below:

December 31,
2020
(In Thousands)
Real estate - commercial	$2,751
Commercial loans	177
Consumer and other loans	-
Outstanding balance	$2,928
Carrying amount, net of fair value adjustment of $386 at December 31, 2020	$2,542

December 31,
2019
(In Thousands)
Real estate - commercial	$3,069
Commercial loans	242
Consumer and other loans	-
Outstanding balance	$3,311
Carrying amount, net of fair value adjustment of $476 at December 31, 2019	$2,835

Changes in the carrying amount of the accretable yield for all purchased credit impaired loans were as follows for years ended December 31, 2020 and 2019:

Year ended
December 31,
2020
(In Thousands)
Balance at beginning of period	$(69)
Additions	-
Reclassification from nonaccretable difference	(98)
Accretion	167
Disposals	-
Balance at end of period	$-

Year ended
December 31,
2019
(In Thousands)
Balance at beginning of period	$265
Additions	-
Reclassification from nonaccretable difference	-
Accretion	(334)
Disposals	-
Balance at end of period	$(69)

During the years ended December 31, 2020 and 2019, the Company did not increase or reverse any allowance for loan losses related to these purchased credit impaired loans.

NOTE 6:         GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill is assessed annually, or more often if warranted, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied value. Goodwill impairment was neither indicated nor recorded during 2020. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million as of December 31, 2020 and 2019, respectively.

Core deposit intangible premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,493)	(1,016)
Core deposit intangible, net	2,027	2,504
Remaining balance	$3,462	$3,939

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2020 is as follows:

Amortization Expense
(in Thousands)
Remainder of:
2021	$477
2022	477
2023	477
2024	477
2025	119
Therafter	-
Total	$2,027

NOTE 7:         PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2020	2019
Land	$4,360,353	$4,360,353
Buildings and Improvements	11,896,382	11,907,331
Automobile	52,404	52,404
Furniture, Fixtures and Equipment	13,924,839	13,485,163
Leasehold Improvements	2,394,953	2,394,953
	32,628,931	32,200,204
Less accumulated depreciation	(14,730,522)	(13,035,708)
Net premises and equipment	$17,898,409	$19,164,496

NOTE 8:         LEASES

As discussed in Note 19, on January 1, 2019, the Company adopted ASU 2016-02, “Leases”. The Company recorded initial balances during the quarter ending March 31, 2019 for operating Right of Use (“ROU”) assets and liabilities of $9,655,304. Additionally, the Company recorded initial balances for financing ROU assets and liabilities of $481,830. As of December 31, 2020, operating lease liability balances were $8,560,892 and financing lease liability amounts were $510,526. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income as of December 31, 2020 and 2019 is as follows:

	Year ended
	December 31,
	2020	2019
	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$142,582	$111,559
Interest on lease liabilities	7,736	8,346
Operating lease cost	1,081,620	1,080,226
Sublease income	(47,200)	(45,200)

Total lease costs	$1,184,738	$1,154,931

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.4	3.5
Weighted-average remaining lease term - operating leases (in years)	14.4	15.2
Weighted-average discount rate - financing leases	1.32%	1.96%
Weighted-average discount rate - operating leases	5.68%	5.60%

The following table sets forth the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability as of December 31, 2020:

	Financing	Operating	Total
		(In Thousands)
2021	$175	$1,020	$1,195
2022	170	1,011	1,181
2023	97	1,014	1,111
2024	53	856	909
2025	25	752	777
Thereafter	-	8,228	8,228
Total undiscounted future minimum lease cash payments	$520	$12,881	$13,401
Present value discount	(9)	(4,320)	(4,329)
Lease liability	$511	$8,561	$9,072

NOTE 9:         BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2020 and 2019 was $25,294,780 and $24,698,438, respectively.

NOTE 10:         INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. The investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum fifteen-year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2020 and 2019, the net carrying values of the Company’s investments in these entities was $5,712,577 and $6,663,662, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received total income tax credits of $1,056,493, $1,183,140 and $1,324,581 during 2020, 2019 and 2018, respectively. Amortization of the investment costs was $937,270, $1,041,863 and $1,120,363 during each of the fiscal years 2020, 2019 and 2018, respectively.

NOTE 11:         DEPOSITS

Deposits are comprised of the following at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Non-interest bearing transaction	0.00%	$144,911,156	15.4%	0.00%	$87,598,281	10.7%
Interest bearing transaction	0.35%	560,970,668	59.8%	0.93%	487,621,927	59.3%
Savings	0.13%	47,839,075	5.1%	0.28%	39,203,818	4.8%
	0.27%	753,720,899	80.3%	0.76%	614,424,026	74.8%
Certificates:
0.00% - 0.99%	0.62%	49,395,262	5.2%	0.65%	30,075,341	3.7%
1.00% - 1.99%	1.47%	13,875,409	1.5%	1.65%	29,828,669	3.6%
2.00% - 3.99%	2.41%	121,680,971	13.0%	2.49%	147,078,496	17.9%
	1.86%	184,951,642	19.7%	2.10%	206,982,506	25.2%
Total Deposits	0.58%	$938,672,541	100.0%	1.10%	$821,406,532	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $103,356,000 and $123,765,000 as of December 31, 2020 and 2019, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $35,412,000 and $54,654,000, as of December 31, 2020 and 2019, respectively.

A summary of certificates of deposit by maturity as of December 31, 2020, is as follows:

2021	$140,242,445
2022	36,240,989
2023	2,269,299
2024	1,805,072
2025	1,061,795
Thereafter	3,332,042
$184,951,642

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2020	2019	2018

Transaction accounts	$2,948,835	$6,144,802	$4,427,407
Savings accounts	78,806	119,730	105,592
Certificate accounts	3,912,688	4,754,944	2,524,098
Early withdrawal penalties	(15,503)	(28,023)	(33,811)
	$6,924,826	$10,991,453	$7,023,286

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $35,000 and $53,548,000 as of December 31, 2020 and 2019, respectively.

NOTE 12:         BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

December 31, 2020			December 31, 2019
Maturity Date	Amount	Weighted Average Rate	Maturity Date	Amount	Weighted Average Rate
2021	50,000,000	0.35%	2020	65,000,000	1.83%
2023	6,500,000	0.59%
2025	6,500,000	0.82%
2027	3,000,000	1.12%
	$66,000,000	0.45%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 45% of assets, the Bank has the ability to borrow an additional $162.4 million from the FHLB, as of December 31, 2020.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $37.2 million as of December 31, 2020. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2020 and 2019.

Note Payable to Bank

As of December 31, 2019, the Company had an established note payable of $11.2 million with another financial institution. The note was fully drawn as of December 31, 2019 with the original purpose to provide additional capital for funding Bank asset growth and to redeem Hometown Bancshares subordinated debentures discussed in Note 13. The note carried a variable interest rate tied to 30-day LIBOR plus 250 basis points (4.24% at December 31, 2019). In July 2020, proceeds from a subordinated debt offering, discussed in Note 14, were used to completely pay off the note payable.

Line of Credit to Bank

During 2019, The Company established a $3.0 million revolving line of credit with another financial institution. The funds, if used, will be to provide additional capital for funding Bank asset growth or repurchasing outstanding common shares of stock. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points with a floor of 400 basis points and matures on June 28, 2021. No amounts were borrowed on this line as of December 31, 2020 or 2019.

NOTE 13:         SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

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

NOTE 15:         INCOME TAXES

As of December 31, 2020 and 2019, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,218,000 as of December 31, 2020.

The provision for income taxes consists of:

	Years Ended December 31,
	2020	2019	2018

Taxes currently payable	$1,705,323	$1,459,016	$1,230,427
Deferred income taxes	(470,145)	224,142	624,386
	$1,235,178	$1,683,158	$1,854,813

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2020 and 2019 balance sheets are:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Allowances for loan losses	$2,308,086	$1,825,853
Writedowns on foreclosed assets held for sale	152,192	409,031
Unrealized loss on interest rate swaps	1,185,887	390,804
Deferred loan fees/costs	368,937	96,700
Lease Liabilities	2,177,140	-
Other purchase accounting adjustments	567,187	690,341
Tax credit partnerships and related tax credit carryforwards	1,322,240	1,354,315
Other	100,565	284,925
	8,182,235	5,051,969
Deferred tax liabilities:
FHLB stock dividends	(20,968)	(30,062)
Unrealized gain on available-for-sale securities	(1,169,053)	(262,217)
Lease ROU assets	(2,155,245)	-
Accumulated depreciation	(525,995)	(598,785)
Other	(635,280)	(749,964)
	(4,506,541)	(1,641,028)
Net deferred tax asset	$3,675,694	$3,410,941

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

	Years ended
	December 31,
	2020	2019	2018
Computed at statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	(1.2%)	(2.3%)	(1.3%)
Cash surrender value of life insurance	(1.6%)	(1.0%)	(1.1%)
Tax exempt interest	(1.8%)	(1.1%)	(1.4%)
Non-dedecutible merger costs	-	-	1.0%
Other	(1.1%)	(1.4%)	2.0%
Actual effective rate	15.3%	15.2%	20.2%

As part of the acquisition of Hometown, the Company acquired net operating loss (NOL) carryforwards that Hometown had accumulated through acquisition date. The Company estimates the amount of NOL that it expects to utilize in the future will be approximately $1,900,000 and has recorded a deferred tax asset related to the NOL, which is included in the purchase accounting adjustments above.

NOTE 16:         DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019 (dollar amounts in thousands):

As of December 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
U.S. Government agencies	$-	$6,284	$-	$6,284
Municipals	-	61,969	-	61,969
Corporates	-	30,601	-	30,601
Mortgage-backed securities - private label - commercial	-	5,444	-	5,444
Mortgage-backed securities - private label - consumer	-	9,452	-	9,452
Government sponsored mortgage-backed securities and SBA loan pools	-	50,371	-	50,371
Available-for-sale securities	$-	$164,121	$-	$164,121

Financial liabilities:
Interest Rate Swaps	$-	$4,941	$-	$4,941

As of December 31, 2019
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
U.S. Government agencies	$-	$2,488	$-	$2,488
Municipals	-	36,175	-	36,175
Corporates	-	15,535	-	15,535
Mortgage-backed securities - private label	-	13,811	-	13,811
Government sponsored mortgage-backed securities and SBA loan pools	-	50,236	-	50,236
Available-for-sale securities	$-	$118,245	$-	$118,245

Financial liabilities:
Interest Rate Swaps	$-	$1,628	$-	$1,628

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2020	$-	$-	$5,809	$5,809

December 31, 2019	$-	$-	$1,483	$1,483

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2020	$-	$-	$371	$371

December 31, 2019	$-	$-	$233	$233

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,809	Market Comparable	Discount to reflect realizable value	1%	-	80%	(7%)
Foreclosed assets held for sale	$371	Market Comparable	Discount to reflect realizable value	4%	-	4%	(4%)

	Fair Value December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,483	Market Comparable	Discount to reflect realizable value	0%	-	100%	(22%)
Foreclosed assets held for sale	$233	Market Comparable	Discount to reflect realizable value	30%	-	30%	(30%)

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

Subordinated notes

For these fixed rate instruments, the fair value is calculated over the remaining term of the notes compared to similar duration products. There is currently a limited market for similar debt instruments and the Company has the option to call the subordinated notes at par in 2025.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$148,422,908	$148,422,908	1	$92,671,909	$92,671,909	1
Interest-bearing time deposits at other institutions	4,760,089	4,771,605	2	250,000	250,315	2
Federal Home Loan Bank stock	3,896,900	3,896,900	2	3,757,500	3,757,500	2
Mortgage loans held for sale	11,359,174	11,626,174	2	2,786,564	2,786,564	2
Loans, net	742,149,271	737,701,011	3	720,732,402	718,594,936	3
Interest receivable	4,060,795	4,060,795	2	3,511,875	3,511,875	2
Financial liabilities:
Deposits	938,672,541	939,806,149	2	821,406,532	822,046,988	2
FHLB advances	66,000,000	66,089,183	2	65,000,000	65,015,635	2
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000	3	15,465,000	15,465,000	3
Subordinated notes, net	19,564,131	25,608,997	3	-	-	-
Note payable to bank	-	-	3	11,200,000	11,200,000	3
Interest payable	932,172	932,172	2	793,746	793,746	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

NOTE 17:         SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote regarding loans.

NOTE 18:         EMPLOYEE BENEFIT PLANS

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2020, restricted stock for 90,016 shares of Common Stock and 108,898 of performance stock units has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2020, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

	Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2018	46,000	25,000	$15.74
Granted	-	-	-
Exercised	(13,500)	(10,000)	7.07
Forfeited	(20,000)	(10,000)	28.71
Balance outstanding as of December 31, 2018	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(12,500)	(5,000)	5.12
Forfeited	-	-	-
Balance outstanding as of December 31, 2019	-	-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of December 31, 2020	-	-	$-
Options exercisable as of December 31, 2020	-	-	$-

All stock options issued in prior years were exercised in 2019 and no stock options vested during 2020, 2019 and 2018.

Restricted Stock

	Number of shares	Weighted Average Grant- Fair Value
Balance of shares non-vested as of January 1, 2018	45,550	$16.44
Granted	13,338	22.41
Vested	(26,539)	16.40
Forfeited	-	-
Balance of shares non-vested as of December 31, 2018	32,349	$18.93
Granted	15,434	23.85
Vested	(20,771)	17.67
Forfeited	(2,634)	22.38
Balance of shares non-vested as of December 31, 2019	24,378	$22.75
Granted	20,213	20.99
Vested	(11,464)	22.13
Forfeited	(5,090)	22.37
Balance of shares non-vested as of December 31, 2020	28,037	$21.80

In February 2020, the Company granted 5,579 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In February 2018, the Company granted 5,852 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2020, 2019 and 2018 was $135,110, $131,443 and $138,200, respectively.

During 2020, 2019 and 2018, the Company granted 14,634, 9,932 and 7,486 shares of restricted stock to officers that all have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2020, 2019 and 2018 was $114,357, $149,279 and $183,815, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2018	55,823	$20.48
Granted	-	-
Vested	-	-
Forfeited	(8,501)	20.48
Balance of shares non-vested as of December 31, 2018	47,322	$20.48
Granted	-	-
Vested	(30,919)	20.48
Forfeited	(16,403)	20.48
Balance of shares non-vested as of December 31, 2019	-	$-
Granted	53,075	15.40
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of December 31, 2020	53,075	$15.40

During 2020, the Company granted restricted stock units representing 53,075 hypothetical shares of performance stock units to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The performance stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for performance stock units during the years ended December 31, 2020, 2019 and 2018 was $54,948, $359,606 and $263,204, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards, restricted stock units and stock options. Expense recognized for the years ended December 31, 2020, 2019 and 2018 was $304,415, $640,328 and $585,219, respectively. As of December 31, 2020, there was $429,294 of unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which will be recognized over the remaining vesting periods.

NOTE 19: NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendments should be applied on a prospective basis. This standard was adopted during 2020 and had no impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities. Additional guidance on this Topic was released in October 2018 (ASU 2018-16), November 2019 (2019-10) and January 2020 (2020-01). The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update were effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard required the modified retrospective transition approach as of the date of adoption. Implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 20:         OTHER EXPENSES

Other expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Directors compensation	$238,704	$232,826	$235,060
Outside services	139,737	164,930	122,715
Legal expense	292,451	313,520	249,572
Deposit expense	81,725	80,879	78,892
Office supplies	123,334	129,988	160,727
Telephone	145,396	143,411	183,732
Postage	149,783	197,775	175,614
Insurance	183,380	161,032	113,610
Supervisory exam	68,320	63,619	67,222
Accounting	350,370	387,102	453,000
Organization dues	181,155	170,017	172,259
Loan expense	415,436	417,736	410,177
Contributions	132,200	82,200	60,000
ATM expense	307,999	252,192	245,892
Other operating	1,235,821	1,007,578	1,210,112

	$4,045,811	$3,804,805	$3,938,584

NOTE 21:         RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2020	2019	2018

Balance, beginning of year	$4,030,844	$5,797,809	$6,528,933
New Loans	1,815,200	500,000	2,795,734
Repayments	(1,489,063)	(2,266,965)	(3,526,858)

Balance, end of year	$4,356,981	$4,030,844	$5,797,809

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 22:         COMMITMENTS AND CREDIT RISK

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.

As of December 31, 2020 and 2019, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $32,095,000 and $6,690,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $10,256,000 and $5,446,000 as of December 31, 2020 and 2019, respectively, with terms ranging from 1 year to 5 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2020 and 2019, these letters of credit aggregated approximately $62,239,000 and $57,771,000.

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

As of December 31, 2020 and 2019, unused lines of credit to borrowers aggregated approximately $107,444,000 and $108,257,000, respectively, for commercial lines and $24,746,000 and $24,373,000, respectively, for open-end consumer lines.

The Bank offers certain loan customers the ability to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement via an Assumable Rate Conversion (“ARC”) loan agreement. This is accomplished by the Bank entering into variable-rate loan agreements with loan customers, and the customer simultaneously entering into an interest swap agreement directly with a third-party. The customer is required to enter into a transaction agreement as part of each loan.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination value to the extent it is positive.  The termination value is defined by the Master Agreement. During 2020, the Bank originated $72.4 million of these agreements and earned $1.1 million in brokerage fees that is included in non-interest income. The Bank evaluates these guarantees on a quarterly basis and would record a liability if it became probable that it would be required to pay a termination value. No liability was recorded as of December 31, 2020.

NOTE 23:         DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2020, the Company reported a $2,857,818 unrealized loss, net of a $902,469 tax effect, in accumulated other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into an interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2020, the Company reported a $897,491 unrealized loss, net of a $283,418 tax effect, in accumulated other comprehensive income related to this cash flow hedge.

For each instrument, the Company documents at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the years ended December 31, 2020 and 2019, there was no ineffectiveness attributable to either cash flow hedge.

As of December 31, 2020, based on current fair values, the Company pledged cash collateral of $5.1 million to its counterparty for the swaps. As of December 31, 2019, based on current fair values, the Company pledged cash collateral of $1.9 million to its counterparty for the swaps

A summary of the Company’s derivative financial instruments at December 31, 2020 and 2019 is shown in the following table:

Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	December 31,
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	2020	2019

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(3,760,287)	$(1,067,935)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(1,180,909)	$(560,388)

The following table presents the net amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Years ended December 31,
Type	Classfication	2020	2019

Interest rate swap - FHLB Advances	Interest expense	$630,870	$(155,062)

Interest rate swap - Subordinated Debentures	Interest expense	$184,537	$24,065

NOTE 24:         ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:
	2020	2019

Net unrealized gain (loss) on available-for-sale securities	$4,871,052	$1,092,554
Net unrealized gain (loss) on interest rate swap instrument	(4,941,196)	(1,628,323)
	(70,144)	(535,769)

Tax effect	16,766	104,734
Net-of-tax amount	$(53,378)	$(431,035)

NOTE 25:         CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2020 and 2019, and statements of income, comprehensive income and cash flows for the years ended December 31, 2020, 2019 and 2018 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets

	December 31,
	2020	2019
Assets
Cash	$7,940,245	$1,783,729
Investment in subsidiary	115,472,127	108,504,578
Investment in Capital Trusts	465,000	465,000
Prepaid expenses and other assets	218,411	336,796
Deferred and receivable income taxes	2,197,483	1,625,872
	$126,293,266	$112,715,975
Liabilities
Subordinated debentures issued to Capital Trusts	$15,465,000	$15,465,000
Subordinated notes, net	19,564,131	-
Note payable to bank	-	11,200,000
Accrued expenses and other liabilities	2,288,869	1,412,193
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	691,950	691,950
Additional paid-in capital	51,337,219	51,908,867
Retained earnings	77,073,707	72,860,750
Accumulated other comprehensive loss	(53,378)	(431,035)
Treasury stock	(40,081,132)	(40,398,650)
	$126,293,266	$112,715,975

Condensed Statements of Income

	Years ended December 31,
	2020	2019	2018

Income
Dividends from subsidiary bank	$2,500,000	$8,000,000	$14,000,000
Net gain on foreclosed assets	74,716	-	-
Interest income:
Other	22,515	40,855	31,016
	2,597,231	8,040,855	14,031,016
Expense
Interest expense	716,070	362,079	120,503
Other	1,839,930	2,439,799	2,773,018
	2,556,000	2,801,878	2,893,521
Income before income taxes and equity in undistributed income of subsidiaries	41,231	5,238,977	11,137,495
Credit for income taxes	(681,092)	(721,649)	(780,131)
Income before equity in undistributed earnings of subsidiaries	722,323	5,960,626	11,917,626
Equity in undistributed income of subsidiaries	6,109,891	3,454,464	(4,585,747)
Net income	$6,832,214	$9,415,090	$7,331,879

Condensed Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018

Cash Flows From Operating Activities

Net income	$6,832,214	$9,415,090	$7,331,879
Items not requiring (providing) cash:
(Equity in undistributed income) distributions in excess of subsidiaries	(6,109,891)	(3,454,464)	4,585,747
Deferred income taxes	(237,281)	(633,608)	(196,399)
Accretion of purchase accounting adjustment	-	(109,829)	(65,897)
Stock award plan expense	136,138	615,385	517,053
Changes in:
Prepaid expenses and other assets	118,386	(28,124)	(113,711)
Income taxes payable/refundable	(193,812)	157,458	(341,404)
Accrued expenses	270,503	(26,374)	(1,360,728)
Net cash provided by operating activities	816,257	5,935,534	10,356,540

Cash Flows From Investing Activities
Capital contributions to subsidiary bank	-	-	(5,000,000)
Cash paid for acquistion	-	-	(4,627,810)
Net cash used in investing activities	-	-	(9,627,810)

Cash Flows From Financing Activities
Proceeds from stock options exercised	-	90,000	166,230
Cash dividends paid on common stock	(2,615,028)	(2,313,661)	(2,132,221)
Proceeds from issuance of notes payable	1,800,000	7,450,000	5,000,000
Proceeds from issuance of subordinated notes, net	19,545,555	-	-
Repayment of notes payable	(13,000,000)	(1,250,000)	(3,000,000)
Repayment of Capital Trust	-	(6,000,000)	-
Treasury Stock purchased	(390,268)	(3,604,879)	-
Net cash provided by (used in) financing activities	5,340,259	(5,628,540)	34,009

Increase in cash	6,156,516	306,994	762,739

Cash, beginning of year	1,783,729	1,476,735	713,996

Cash, end of year	$7,940,245	$1,783,729	$1,476,735

Statements of Comprehensive Income	Years ended December 31,
	2020	2019	2018
NET INCOME	$6,832,214	$9,415,090	$7,331,879
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized loss on interest rate swaps, before income taxes	(620,521)	(560,388)	-
Income tax benefit related to other items of comprehensive income	(140,519)	(142,899)	-
Other comprehensive loss	(480,002)	(417,489)	-
Comprehensive income (loss) of Bank	857,659	439,210	(246,563)
TOTAL COMPREHENSIVE INCOME	$7,209,871	$9,436,811	$7,085,316

NOTE 26:         UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2020, Quarter ended
	Mar-20	Jun-20	Sep-20	Dec-20
Interest income	$10,798,857	$10,159,058	$9,968,256	$9,943,705
Interest expense	3,086,525	2,136,409	2,236,743	2,151,524
Net interest income	7,712,332	8,022,649	7,731,513	7,792,181
Provision for loan losses	500,000	750,000	950,000	1,400,000
Gain on loans and investment securities	571,310	1,018,516	1,992,185	1,199,622
Other noninterest income, net	1,527,822	1,294,202	1,278,146	1,191,641
Noninterest expense	6,798,629	7,253,331	7,735,249	7,877,518
Income before income taxes	2,512,835	2,332,036	2,316,595	905,926
Provision for income taxes	407,990	448,653	418,819	(40,284)
Net income available to common shareholders	$2,104,845	$1,883,383	$1,897,776	$946,210
Basic income per common share	$0.49	$0.43	$0.44	$0.22
Diluted income per common share	$0.49	$0.43	$0.43	$0.22

	Year Ended December 31, 2019, Quarter ended
	Mar-19	Jun-19	Sep-19	Dec-19
Interest income	$11,096,436	$11,299,507	$11,581,621	$11,248,939
Interest expense	3,321,718	3,449,152	3,459,478	3,304,666
Net interest income	7,774,718	7,850,355	8,122,143	7,944,273
Provision for loan losses	-	100,000	100,000	-
Gain on loans and investment securities	645,469	888,300	1,055,589	752,688
Other noninterest income, net	918,866	1,045,038	881,541	917,402
Noninterest expense	6,843,559	6,826,483	6,953,456	6,874,636
Income before income taxes	2,495,494	2,857,210	3,005,817	2,739,727
Provision for income taxes	375,130	428,711	455,275	424,042
Net income available to common shareholders	$2,120,364	$2,428,499	$2,550,542	$2,315,685
Basic income per common share	$0.48	$0.55	$0.58	$0.54
Diluted income per common share	$0.47	$0.54	$0.57	$0.53

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company’s internal risk rating process. Other adjustments have been made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Management discloses that this evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans or loans acquired that have experienced a deterioration in credit quality post-acquisition, and assessing the appropriateness of loan grades.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses, including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of loss rates, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans, and management’s review and disclosure controls over the allowance for loan losses;

●	Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses;

●	Testing the allowance for loan losses model’s computational accuracy;

●	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

●	Testing the internal loan review function and evaluating the accuracy of loan grades, including utilizing our internal loan review professionals to assist us;

●	Assessing the reasonableness of specific allowances on certain impaired loans;

●	Evaluating the overall reasonableness of significant assumptions used by management, considering the past performance of the Company and evaluating trends identified within peer groups;

●	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ BKD, LLP

We have served as the Company’s auditor since 1980.

Springfield, Missouri

March 12, 2021

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

The following table sets forth information as of December 31, 2020 with respect to equity plans under which shares of the Company’s common stock may be issued:

2020 Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	102,981

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	102,981

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this report or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, between Guaranty Federal Bancshares, Inc. and Hometown Bancshares, Inc. dated November 30, 2017 (1)
3.1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (2)
3.2	Bylaws of Guaranty Federal Bancshares, Inc., as amended (3)
4.1	Description of the Registrant’s Securities (4)

4.2	Form of 5.25% Fixed-to-Float Rate Subordinated Note due 2030 (5)
10.1	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(6)
10.2	Guaranty Federal Bancshares, Inc. 2015 Equity Plan *(7)
10.3	Employment Agreement dated March 24, 2014 between the Company and Shaun A. Burke * (8)
10.4	Employment Agreement dated March 24, 2014 between the Company and Carter M. Peters (9)*
10.5	Employment Agreement dated March 24, 2014 between the Company and Robin E. Robeson (10)*
10.6	Employment Agreement dated March 24, 2014 between the Company and Sheri D. Biser (11)*
10.7	Amendment to Employment Agreement dated June 1, 2016 between the Company and Shaun A. Burke (12)*
10.8	Amendment to Employment Agreement dated June 1, 2016 between the Company and Carter M. Peters (13)*
10.9	Amendment to Employment Agreement dated June 1, 2016 between the Company and Robin E. Robeson (14)*
10.10	Amendment to Employment Agreement dated June 1, 2016 between the Company and Sheri D. Biser (15)*
10.11	Written Description of 2020 Executive Incentive Compensation Annual Plan for Shaun A. Burke (16)*
10.12	Written Description of 2020 Executive Incentive Compensation Annual Plan for Carter Peters (17)*
10.13	Written Description of 2020 Executive Incentive Compensation Annual Plan for Robin Robeson (18)*
10.14	Written Description of 2020 Executive Incentive Compensation Annual Plan for Sheri Biser (19)*
10.15	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Shaun A. Burke (20)*
10.16	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Carter Peters (21)*
10.17	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Robin Robeson (22)*
10.18	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Sheri Biser (23)*
10.19	Employment Agreement dated April 20, 2020 between the Company and Craig E. Dunn (24)*
10.20	Written Description of 2020 Executive Incentive Compensation Annual Plan for Craig E. Dunn (25)*
10.21	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Craig E. Dunn (26)*
10.22	Subordinated Note Purchase Agreement, dated July 29, 2020, by and among Guaranty Federal Bancshares, Inc. and the Purchasers (27)
21	Subsidiaries of the Registrant†
23	Consent of BKD, LLP†
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act†
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act†
32	Officer certifications pursuant to 18 U.S.C. Section 1350†

101	The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement † Filed herewith

____________________

(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2017 and incorporated herein by reference.
(2)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(3)	Filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.
(5)	Filed as Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference.
(6)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(9)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(10)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(11)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(12)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(13)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(14)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(15)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(16)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(17)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(18)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(19)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(20)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(21)	Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(22)	Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(23)	Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(24)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2020 and incorporated herein by reference
(25)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 12, 2020 and incorporated herein by reference
(26)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 12, 2020 and incorporated herein by reference
(27)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 12, 2021	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
and Director
(Principal Executive Officer)
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Carter M. Peters	By:	/s/ James R. Batten
	Carter M. Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ John F. Griesemer	By:	/s/ James L. Sivils, III
	John F. Griesemer		James L. Sivils, III
	Director		Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Kurt D. Hellweg	By:	/s/ Tony Scavuzzo
	Kurt D. Hellweg		Tony Scavuzzo
	Director		Director
Date:	March 12, 2021	Date:	March 12, 2021