Form 10-Q
period 2021-03-31
GUARANTY FEDERAL BANCSHARES INC
filed 2021-05-07
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)       ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, Par Value $0.10 per share	4,385,031 Shares

GUARANTY FEDERAL BANCSHARES, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	3/31/2021	12/31/2020
ASSETS
Cash and due from banks	$6,895,339	$6,366,370
Interest-bearing demand deposits in other financial institutions	213,342,950	142,056,538
Cash and cash equivalents	220,238,289	148,422,908
Interest-bearing time deposits at other financial institutions	2,455,000	4,760,089
Available-for-sale securities	179,334,565	164,120,869
Stock in Federal Home Loan Bank, at cost	4,088,700	3,896,900
Mortgage loans held for sale	7,990,141	11,359,174
Loans receivable, net of allowance for loan losses of March 31, 2021 - $9,887,939 and December 31, 2020 - $9,617,024, respectively	743,220,776	742,149,271
Accrued interest receivable	4,043,621	4,060,795
Prepaid expenses and other assets	7,851,713	7,741,903
Goodwill	1,434,982	1,434,982
Core deposit intangible	1,907,660	2,026,910
Foreclosed assets held for sale	745,007	546,450
Premises and equipment, net	17,740,621	17,898,409
Operating lease right-of-use asset	8,320,050	8,469,661
Bank owned life insurance	25,426,934	25,294,780
Deferred and receivable income taxes	4,237,449	4,069,838
	$1,229,035,508	$1,146,252,939

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$1,023,136,682	$938,672,541
Federal Home Loan Bank advances	66,000,000	66,000,000
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000
Subordinated notes, net	19,575,492	19,564,131
Advances from borrowers for taxes and insurance	331,917	218,846
Accrued expenses and other liabilities	6,214,491	7,870,991
Operating lease liabilities	8,420,949	8,560,892
Accrued interest payable	564,439	932,172
	1,139,708,970	1,057,284,573

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued March 31, 2021 and December 31, 2020 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,141,548	51,337,219
Retained earnings, substantially restricted	78,634,969	77,073,707
Accumulated other comprehensive loss	(1,364,854)	(53,378)
	129,103,613	129,049,498
Treasury stock, at cost; March 31, 2021 and December 31, 2020 - 2,534,472 and 2,553,851 shares, respectively	(39,777,075)	(40,081,132)
	89,326,538	88,968,366
	$1,229,035,508	$1,146,252,939

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	3/31/2021	3/31/2020

Interest Income
Loans	$8,817,093	$9,553,381
Investment securities	1,024,902	884,428
Other	134,609	361,048
	9,976,604	10,798,857
Interest Expense
Deposits	1,301,695	2,494,302
FHLB advances	310,640	273,596
Subordinated debentures issued to Capital Trusts	194,602	195,772
Subordinated notes, net	262,500	-
Other	1,696	122,855
	2,071,133	3,086,525
Net Interest Income	7,905,471	7,712,332
Provision for Loan Losses	400,000	500,000
Net Interest Income After Provision for Loan Losses	7,505,471	7,212,332
Noninterest Income
Service charges	364,062	409,204
Net gain on sale of investment securities	72,213	27,899
Gain on sale of mortgage loans held for sale	1,071,812	543,411
Gain on sale of Small Business Administration loans	423,539	-
Commercial loan referral income	-	555,490
Net loss on foreclosed assets	(1,149)	(6,926)
Other income	685,005	570,054
	2,615,482	2,099,132
Noninterest Expense
Salaries and employee benefits	4,366,379	3,949,614
Occupancy	1,128,648	1,151,089
FDIC deposit insurance premiums	143,206	-
Data processing	613,536	597,614
Advertising	122,250	122,250
Amortization of core deposit intangible	119,250	119,250
Other expense	961,814	858,812
	7,455,083	6,798,629
Income Before Income Taxes	2,665,870	2,512,835
Provision for Income Taxes	449,854	407,990
Net Income Available to Common Shareholders	$2,216,016	$2,104,845

Basic Income Per Common Share	$0.51	$0.49
Diluted Income Per Common Share	$0.51	$0.49

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	3/31/2021	3/31/2020
NET INCOME	$2,216,016	$2,104,845
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(3,065,386)	1,017,554
Change in unrealized gain (loss) on interest rate swaps, before income taxes	1,411,973	(3,602,643)
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(72,213)	(27,899)
Total other items of comprehensive loss	(1,725,626)	(2,612,988)
Income tax benefit related to other items of comprehensive income	(414,150)	(627,129)
Other comprehensive loss	(1,311,476)	(1,985,859)
TOTAL COMPREHENSIVE INCOME	$904,540	$118,986

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2021	$691,950	$51,337,219	$(40,081,132)	$77,073,707	$(53,378)	$88,968,366
Net income	-	-	-	2,216,016	-	2,216,016
Other comprehensive loss	-	-	-	-	(1,311,476)	(1,311,476)
Dividends on common stock ($0.15 per share)	-	-	-	(654,754)	-	(654,754)
Stock award plans	-	(195,671)	304,057	-	-	108,386
Balance, March 31, 2021	$691,950	$51,141,548	$(39,777,075)	$78,634,969	$(1,364,854)	$89,326,538

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTERLY AND TWELVE MONTHS ENDED DECEMBER 31, 2020

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	$691,950	$51,908,867	$(40,398,650)	$72,860,750	$(431,035)	$84,631,882
Net income	-	-	-	2,104,845	-	2,104,845
Other comprehensive loss	-	-	-	-	(1,985,859)	(1,985,859)
Dividends on common stock ($0.15 per share)	-	-	-	(654,735)	-	(654,735)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(636,438)	693,787	-	-	57,349
Balance, March 31, 2020	691,950	51,272,429	(40,095,131)	74,310,860	(2,416,894)	83,763,214
Net income	-	-	-	1,883,383	-	1,883,383
Other comprehensive income	-	-	-	-	846,436	846,436
Dividends on common stock ($0.15 per share)	-	-	-	(655,127)	-	(655,127)
Stock award plans	-	(83,844)	26,343	-	-	(57,501)
Balance, June 30, 2020	691,950	51,188,585	(40,068,788)	75,539,116	(1,570,458)	85,780,405
Net income	-	-	-	1,897,776	-	1,897,776
Other comprehensive income	-	-	-	-	701,706	701,706
Dividends on common stock ($0.15 per share)	-	-	-	(654,547)	-	(654,547)
Stock award plans	-	117,252	(35,879)	-	-	81,373
Balance, September 30, 2020	691,950	51,305,837	(40,104,667)	76,782,345	(868,752)	87,806,713
Net income	-	-	-	946,210	-	946,210
Other comprehensive income	-	-	-	-	815,374	815,374
Dividends on common stock ($0.15 per share)	-	-	-	(654,848)	-	(654,848)
Stock award plans	-	31,382	23,535	-	-	54,917
Balance, December 31, 2020	$691,950	$51,337,219	$(40,081,132)	$77,073,707	$(53,378)	$88,968,366

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	3/31/2021	3/31/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,216,016	$2,104,845
Items not requiring (providing) cash:
Deferred income taxes	444,597	(122,539)
Depreciation and amortization	487,761	507,396
Provision for loan losses	400,000	500,000
Gain on sale of Small Business Administration loans	(423,539)	-
Gain on sale of mortgage loans held for sale and investment securities	(1,144,025)	(571,310)
Loss on sale of foreclosed assets	-	84,106
Amortization of deferred income, premiums and discounts, net	1,487,090	213,234
Amortization of intangible assets	119,250	119,250
Amortization of subordinated notes issuance cost	11,361	-
Stock award plan expense	108,386	57,349
Accretion of purchase accounting adjustments	(61,021)	(209,557)
Origination of loans held for sale	(38,178,343)	(18,621,836)
Proceeds from sale of loans held for sale	42,619,188	19,970,915
Increase in cash surrender value of bank owned life insurance	(132,154)	(150,754)
Changes in:
Accrued interest receivable	17,174	(21,981)
Prepaid expenses and other assets	(138,109)	166,840
Accounts payable and accrued expenses	(583,868)	(454,273)
Income taxes receivable/payable	(198,058)	295,870
Net cash provided by operating activities	7,051,706	3,867,555
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(5,522,960)	(857,319)
Proceeds from sale of loans	3,002,367	-
Principal payments on available-for-sale securities	7,392,729	4,050,696
Proceeds from maturities of available-for-sale securities	155,096	1,450,000
Purchase of premises and equipment	(320,305)	(131,773)
Purchase of available-for-sale securities	(30,918,248)	(35,896,426)
Proceeds from sale of available-for-sale securities	4,965,989	6,263,367
Proceeds from maturities of interest-bearing deposits	2,305,000	-
Redemption (purchase) of FHLB stock	(191,800)	545,400
Capitalized costs on foreclosed assets held for sale	(26,557)	-
Proceeds from sale of foreclosed assets held for sale	-	162,793
Net cash used in investing activities	(19,158,689)	(24,413,262)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	98,753,934	38,327,551
Net decrease in certificates of deposit	(14,289,793)	(10,198,142)
Proceeds from FHLB advances	50,000,000	10,000,000
Repayments of FHLB advances	(50,000,000)	(25,000,000)
Proceeds from issuance of notes payable	-	1,000,000
Repayments of notes payable	-	(1,000,000)
Advances from borrowers for taxes and insurance	113,071	129,206
Cash dividends paid	(654,848)	(650,619)
Treasury stock purchased	-	(390,268)
Net cash provided by financing activities	83,922,364	12,217,728
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,815,381	(8,327,979)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,422,908	92,671,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,238,289	$84,343,930

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:	Basis of Presentation

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Guaranty Federal Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.

Note 2:	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guaranty Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3:	Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of March 31, 2021
Debt Securities:
U. S. government agencies	$7,277,937	$-	$(293,249)	$6,984,688
Municipals	66,051,714	2,157,557	(743,209)	67,466,062
Corporates	34,682,597	345,845	(394,092)	34,634,350
Mortgage-backed securities - private label - commercial	6,406,588	76,714	(8,576)	6,474,726
Mortgage-backed securities - private label - consumer	9,418,436	208,602	(95,228)	9,531,810
Government sponsored asset-backed securities and SBA loan pools	53,763,840	1,054,204	(575,115)	54,242,929
	$177,601,112	$3,842,922	$(2,109,469)	$179,334,565

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
Debt Securities:
U. S. government agencies	$6,282,000	$6,519	$(4,885)	$6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored asset-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

Maturities of available-for-sale debt securities as of March 31, 2021:

	Amortized Cost	Approximate Fair Value
1-5 years	$1,000,000	$999,531
6-10 years	39,772,344	39,833,474
After 10 years	67,239,904	68,252,095
Mortgage-backed securities - private label - commercial not due on a single maturity date	6,406,588	6,474,726
Mortgage-backed securities - private label - consumer not due on a single maturity date	9,418,436	9,531,810
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	53,763,840	54,242,929
	$177,601,112	$179,334,565

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $16,128,452 and $8,294,321 as of March 31, 2021 and December 31, 2020, respectively. The approximate fair value of pledged securities amounted to $16,624,795 and $8,749,409 as of March 31, 2021 and December 31, 2020, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $89,055 and $58,587 and gross losses of $16,842 and $30,688 for the three months ended March 31, 2021 and March 31, 2020, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $15,165 and $5,859 for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2021 and December 31, 2020, was $68,784,026 and $30,049,473 respectively, which is approximately 38% and 18% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

As of March 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$6,984,688	$(293,249)	$-	$-	$6,984,688	$(293,249)
Municipals	19,726,646	(665,287)	940,820	(77,922)	20,667,466	(743,209)
Corporates	15,201,566	(390,164)	1,002,423	(3,928)	16,203,989	(394,092)
Mortgage-backed securities - private label - commercial	1,007,242	(109)	1,484,550	(8,467)	2,491,792	(8,576)
Mortgage-backed securities - private label - consumer	3,092,306	(95,228)	-	-	3,092,306	(95,228)
Government sponsored mortgage-backed securities and SBA loan pools	19,343,785	(575,115)	-	-	19,343,785	(575,115)
	$65,356,233	$(2,019,152)	$3,427,793	$(90,317)	$68,784,026	$(2,109,469)

As of December 31, 2020	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,495,116	$(4,885)	$-	$-	$1,495,116	$(4,885)
Municipals	4,011,492	(26,991)	-	-	4,011,492	(26,991)
Corporates	14,869,853	(171,811)	-	-	14,869,853	(171,811)
Mortgage-backed securities - private label - commercial	1,481,805	(10,650)	-	-	1,481,805	(10,650)
Mortgage-backed securities - private label - consumer	2,391,511	(25,747)	-	-	2,391,511	(25,747)
Government sponsored mortgage-backed securities and SBA loan pools	5,799,696	(74,165)	-	-	5,799,696	(74,165)
	$30,049,473	$(314,249)	$-	$-	$30,049,473	$(314,249)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2021 and December 31, 2020 include:

	March 31,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$114,706,270	$115,799,200
Multi-family	88,353,385	90,028,775
Real estate - construction	85,711,951	70,847,330
Real estate - commercial	308,660,565	305,673,212
Commercial loans	133,076,722	144,326,350
Consumer and other loans	24,643,935	26,733,546
Total loans	755,152,828	753,408,413
Less:
Allowance for loan losses	(9,887,939)	(9,617,024)
Deferred loan fees/costs, net	(2,044,113)	(1,642,118)
Net loans	$743,220,776	$742,149,271

Classes of loans by aging at March 31, 2021 and December 31, 2020 were as follows:

As of March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$529	$237	$2,239	$3,005	$111,701	$114,706	$-
Multi-family	-	-	-	-	88,353	88,353	-
Real estate - construction	133	-	5,109	5,242	80,470	85,712	-
Real estate - commercial	17	-	501	518	308,143	308,661	-
Commercial loans	55	-	4,784	4,839	128,238	133,077	-
Consumer and other loans	32	124	20	176	24,468	24,644	-
Total	$766	$361	$12,653	$13,780	$741,373	$755,153	$-

As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$623	$1,058	$1,071	$2,752	$113,047	$115,799	$-
Multi-family	-	-	-	-	90,029	90,029	-
Real estate - construction	1,239	-	4,189	5,428	65,419	70,847	-
Real estate - commercial	264	76	161	501	305,172	305,673	-
Commercial loans	6	1	4,784	4,791	139,535	144,326	-
Consumer and other loans	10	1	21	32	26,702	26,734	-
Total	$2,142	$1,136	$10,226	$13,504	$739,904	$753,408	$-

Non-accruing loans are summarized as follows:

	March 31,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$2,620,669	$3,086,159
Multi-family	-	-
Real estate - construction	5,948,672	6,239,326
Real estate - commercial	3,849,156	3,932,241
Commercial loans	5,236,161	5,249,782
Consumer and other loans	125,090	121,090
Total	$17,779,748	$18,628,598

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2021 and 2020:

Three months ended		Commercial	One to four			Consumer
March 31, 2021	Construction	Real Estate	family	Multi-family	Commercial	and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Provision charged to expense	363	206	(23)	(60)	122	(158)	(50)	$400
Losses charged off	(121)	-	-	-	-	(37)	-	$(158)
Recoveries	-	1	4	-	6	18	-	$29
Balance, end of period	$1,374	$3,831	$1,426	$998	$1,257	$394	$608	$9,888

Three months ended		Commercial	One to four			Consumer
March 31, 2020	Construction	Real Estate	family	Multi-family	Commercial	and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(120)	304	152	9	237	55	(137)	$500
Losses charged off	-	-	-	-	(32)	(62)	-	$(94)
Recoveries	-	6	1	-	15	13	-	$35
Balance, end of period	$1,629	$2,577	$1,154	$755	$1,349	$449	$136	$8,049

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2021 and December 31, 2020:

As of March 31, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$109	$107	$64	$-	$61	$13	$-	$354
Ending balance: collectively evaluated for impairment	$1,265	$3,724	$1,362	$998	$1,196	$381	$608	$9,534
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$5,948	$1,797	$2,621	$-	$5,105	$191	$-	$15,662
Ending balance: collectively evaluated for impairment	$79,764	$304,530	$112,085	$88,353	$127,850	$24,453	$-	$737,035
Ending balance: loans acquired with deteriorated credit quality	$-	$2,334	$-	$-	$122	$-	$-	$2,456

As of December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$114	$117	$112	$-	$62	$15	$-	$420
Ending balance: collectively evaluated for impairment	$1,018	$3,507	$1,333	$1,058	$1,066	$556	$658	$9,196
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$6,239	$1,810	$3,110	$-	$5,111	$202	$-	$16,472
Ending balance: collectively evaluated for impairment	$64,608	$301,453	$112,689	$90,029	$139,083	$26,532	$-	$734,394
Ending balance: loans acquired with deteriorated credit quality	$-	$2,410	$-	$-	$132	$-	$-	$2,542

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

The following table summarizes the recorded investment in impaired loans at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,457	$2,457	$-	$2,780	$2,780	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	5,081	5,081	-	5,081	5,081	-
Real estate - commercial	3,340	3,340	-	3,419	3,419	-
Commercial loans	4,905	4,905	-	4,902	4,902	-
Consumer and other loans	117	117	-	100	100	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$164	$164	$64	$330	$330	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	867	2,838	109	1,158	3,129	114
Real estate - commercial	791	791	107	801	801	117
Commercial loans	322	322	61	341	341	63
Consumer and other loans	74	74	13	102	102	15
Total
Real estate - residential mortgage:
One to four family units	$2,621	$2,621	$64	$3,110	$3,110	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	5,948	7,919	109	6,239	8,210	114
Real estate - commercial	4,131	4,131	107	4,220	4,220	117
Commercial loans	5,227	5,227	61	5,243	5,243	63
Consumer and other loans	191	191	13	202	202	15
Total	$18,118	$20,089	$354	$19,014	$20,985	$421

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2021		March 31, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,680	$-	$1,091	$-
Multi-family	-	-	-	-
Real estate - construction	5,081	-	-	-
Real estate - commercial	3,391	2	2,765	-
Commercial loans	4,904	-	19	-
Consumer and other loans	105	3	99	2
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$221	$-	$1,173	$-
Multi-family	-	-	-	-
Real estate - construction	965	-	3,939	-
Real estate - commercial	795	-	281	-
Commercial loans	328	-	904	-
Consumer and other loans	106	-	169	-
Total
Real estate - residential mortgage:
One to four family units	$2,901	$-	$2,264	$-
Multi-family	-	-	-	-
Real estate - construction	6,046	-	3,939	-
Real estate - commercial	4,186	2	3,046	-
Commercial loans	5,232	-	923	-
Consumer and other loans	211	3	268	2
Total	$18,576	$5	$10,440	$2

At March 31, 2021, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

Due to the before mentioned regulatory changes, there were no troubled debt restructuring charge offs or increases to the allowance for loan losses related to TDRs during 2021 or 2020.

The following table presents the carrying balance of TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Real estate - residential mortgage:
One to four family units	$1,178,475	$1,178,876
Multi-family	-	-
Real estate - construction	3,728,165	3,700,084
Real estate - commercial	892,242	893,992
Commercial loans	363,539	368,310
Total	$6,162,421	$6,141,262

The Bank has allocated $168,881 and $142,393 of specific reserves to customers whose loan terms have been modified as a TDR as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of March 31, 2021 and December 31, 2020:

March 31, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$79,581	$264,614	$110,881	$86,924	$120,230	$24,453	$686,683
Special Mention	-	4,490	729	1,429	5,012	-	11,660
Substandard	6,131	39,557	3,096	-	7,835	191	56,810
Doubtful	-	-	-	-	-	-	-
Total	$85,712	$308,661	$114,706	$88,353	$133,077	$24,644	$755,153

December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$64,531	$262,771	$110,615	$90,029	$130,874	$26,532	$685,352
Special Mention	-	4,442	-	-	123	-	4,565
Substandard	6,316	38,460	5,184	-	13,329	202	63,491
Doubtful	-	-	-	-	-	-	-
Total	$70,847	$305,673	$115,799	$90,029	$144,326	$26,734	$753,408

The above amounts include purchased credit impaired loans. At March 31, 2021, purchased credit impaired loans comprised of $2.5 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $0 and $555,490 for the three months ended March 31, 2021 and 2020, respectively.

Note 5: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2021. Goodwill amounts are not deductible for tax purposes.

Additionally, as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,612)	(1,493)
Core deposit intangible, net	1,908	2,027
Remaining balance	$3,343	$3,462

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2021 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2021	$358
	2022	477
	2023	477
	2024	477
	2025	119
	Thereafter	-
	Total	$1,908

Note 6: Leases

As of March 31, 2021, the Company has recorded operating Right of Use (“ROU”) assets of $8,320,050 and corresponding operating ROU liabilities of $8,420,949. At December 31, 2020, operating ROU assets were $8,469,661 with corresponding liabilities of $8,560,892. Additionally, as of March 31, 2021, the Company had financing ROU assets and liabilities of $538,825 compared to balances of $510,526 as of December 31, 2020. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

Expenses for finance leases are included in other interest expense and occupancy expense line items, whereas operating leases are expensed entirely in the occupancy expense line item. Leases with a term of less than twelve months are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term. Discount rates used for the purpose of valuing the leases were based on rates available to the Company on fixed rate borrowings for similar lease terms.

The components of lease expense and their impact on the statement of income for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31,	March 31,
	2021	2020
	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$44,657	$30,977
Interest on lease liabilities	1,696	2,096
Operating lease cost	272,545	272,335
Sublease income	(6,300)	(12,300)

Total lease costs	$312,598	$293,108

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.4	3.3
Weighted-average remaining lease term - operating leases (in years)	14.2	14.9
Weighted-average discount rate - financing leases	1.20%	1.96%
Weighted-average discount rate - operating leases	5.70%	5.62%

The following table sets forth, as of March 31, 2021, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2021	$143	$759	$902
	2022	184	1,011	1,195
	2023	111	1,014	1,125
	2024	68	856	924
	2025	40	752	792
	Thereafter	1	8,228	8,229
	Total undiscounted future minimum lease cash payments	$547	$12,620	$13,167
	Present value discount	(8)	(4,199)	(4,207)
	Lease liability	$539	$8,421	$8,960

Note 7: Subordinated Debentures Issued to Capital Trusts

During 2005, the Company formed two wholly owned grantor trust subsidiaries, Guaranty Statutory Trust I and Guaranty Statutory Trust II, to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of the preferred securities in notes of the Company. Trust I issued $5,000,000 of preferred securities and Trust II issued $10,000,000 of preferred securities. The sole assets of Trust I were originally $5,155,000 aggregate principal amount of the Company’s fixed rate subordinated debenture notes due 2036, which were redeemable beginning in 2011. The sole assets of Trust II were originally $10,310,000 aggregate principal amount of the Company’s fixed/variable rate subordinated debenture notes due 2036, which were redeemable beginning in 2011. Trust II subordinated debenture notes bear interest at a fixed rate for five years and thereafter at a floating rate based on LIBOR. The preferred securities qualify as either Tier I or Tier II capital for regulatory purposes, subject to certain limitations. See Note 14: “Subsequent Events” for additional information regarding the full redemption of the $5,155,000 Trust I assets which will occur in May 2021.

Note 8: Subordinated Notes

On July 29, 2020, the Company completed a private offering of $20.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Costs related to the issuance of $454,445 reduced the proceeds received by the Company and will be amortized over the life of the notes. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Notes have a stated maturity of September 30, 2030, are redeemable by the Company at its option, in whole or in part, on or after September 30, 2025, and at any time upon the occurrences of certain events. Prior to September 30, 2025, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Note. On or after September 30, 2025, the Company may redeem the Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Notes being redeemed, together with any accrued and unpaid interest on the Notes being redeemed to but excluding the date of redemption. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 5.25% per year until September 30, 2025 or earlier redemption date. After  October 1, 2025, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 519 basis points. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness.

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2020 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the three months ended March 31, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2021	28,037	$21.80
Granted	20,126	18.35
Vested	(9,599)	22.20
Forfeited	-	-
Balance of shares non-vested as of March 31, 2021	38,564	$19.90

In February 2021, the Company granted 6,979 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $18.79 per share. The total amount of expense for restricted stock grants to directors (including all previous year’s grants) during the three months March 31, 2021 and 2020 was $33,000 and $36,869, respectively.

For the three months ended March 31, 2021 and 2020, the Company granted 13,147 and 8,787 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous year’s grants) during the three months ended March 31, 2021 and 2020 was $75,904 and $47,471, respectively.

Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value

Balance of shares non-vested as of January 1, 2021	53,075	$15.40
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of March 31, 2021	53,075	$15.40

During 2020, the Company has granted restricted stock units representing 53,075 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The restricted stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the threshold and target levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for restricted stock units during the three months ended March 31, 2021 and 2020 was $12,573 and $0, respectively. The 2020 year-to-date figure includes credit amounts from prior year reversals of certain accruals related to final performance agreement payouts under previous grants and the reduction of stock price for valuing compensation expense in the current year.

Total stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 was $121,477 and $84,340, respectively. As of March 31, 2021, there was $677,220 of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended March 31, 2021
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$2,216,016	4,337,870	$0.51
Effect of Dilutive Securities		12,226
Diluted Income per Common Share	$2,216,016	4,350,096	$0.51

	For three months ended March 31, 2020
	Income Available to Common Stockholders	Weighted Average Common Shares Outstanding	Per Common Share
Basic Income per Common Share	$2,104,845	4,309,441	$0.49
Effect of Dilutive Securities		26,861
Diluted Income per Common Share	$2,104,845	4,336,302	$0.49

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  This standard was adopted during the second quarter of 2020 with no impact on the Company’s consolidated financial statements.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This ASU provides guidance and timelines for the future transition from London Interbank Offered Rate (LIBOR) to alternative reference rates that are more observable or transaction based and less susceptible to manipulation. For financial institutions this will likely impact contracts already in place that reference LIBOR as the variable rate component. Items likely to be impacted are interest rate swaps, subordinated debt offerings, certain adjustable-rate loan contracts, certain variable rate investment instruments as well as other variable rate contracts. Current guidance has the use of LIBOR reference rates to end by December 31, 2021. In the meantime, institutions are to identify contracts that reference LIBOR, prepare their current systems for a transition to a new reference rate and to communicate any changes to impacted parties. The Company has identified existing items that reference LIBOR and is in the process of evaluating fall back language in each situation along with working with system providers and other third parties to ensure a successful adoption of new reference rates. The financial impact of adopting this standard is being evaluated with estimated amounts and decisions pertaining to implementation of this standard to be evaluated over the next several quarters.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2021, the Company reported a $2,053,389 unrealized loss, net of a $648,438 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At March 31, 2021, the Company reported a $628,821 unrealized loss, net of a $198,575 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of March 31, 2021, based on current fair values, the Company pledged cash collateral of $4.1 million to its counterparty for the swaps, included on the balance sheet in interest-bearing demand deposits in other financial institutions. As of December 31, 2020, based on then current fair values, the Company had pledged cash collateral of $5.1 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at March 31, 2021 and December 31, 2020:

Derivatives designated as hedging instruments:
						March 31, 2021
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	March 31, 2021	December 31, 2020

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(2,701,827)	$(3,760,287)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(827,396)	$(1,180,909)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended March 31,
Type	Classfication	2021	2020

Interest rate swap - FHLB Advances	Interest expense	$238,411	$39,841

Interest rate swap - Subordinated Debentures	Interest expense	$62,962	$21,441

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

March 31, 2021
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$6,985	$-	$6,985
Municipals	-	67,466	-	67,466
Corporates	-	34,634	-	34,634
Mortgage-backed securities - private label	-	16,007	-	16,007
Government sponsored asset-backed securities and SBA loan pools	-	54,243	-	54,243
Available-for-sale securities	$-	$179,335	$-	$179,335

Financial liabilities:
Interest rate swaps	$-	$3,529	$-	$3,529

December 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$6,284	$-	$6,284
Municipals	-	61,969	-	61,969
Corporates	-	30,601	-	30,601
Mortgage-backed securities - private label	-	14,896		14,896
Government sponsored mortgage-backed securities and SBA loan pools	-	50,371	-	50,371
Available-for-sale securities	$-	$164,121	$-	$164,121

Financial liabilities:
Interest rate swaps	$-	$4,941	$-	$4,941

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2021	$-	$-	$1,418	$1,418

December 31, 2020	$-	$-	$5,809	$5,809

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
March 31, 2021	$-	$-	$-	$-

December 31, 2020	$-	$-	$371	$371

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$1,418	Market Comparable	Discount to reflect realizable value	0%	-	80%	(16%)
Foreclosed assets held for sale	$-	Market Comparable	Discount to reflect realizable value			0%	(0%)

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,809	Market Comparable	Discount to reflect realizable value	1%	-	80%	(7%)
Foreclosed assets held for sale	$371	Market Comparable	Discount to reflect realizable value	4%	-	4%	(4%)

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$220,238,289	$220,238,289	1	$148,422,908	$148,422,908	1
Interest-bearing time deposits at other institutions	2,455,000	2,455,135	2	4,760,089	4,771,605	2
Federal Home Loan Bank stock	4,088,700	4,088,700	2	3,896,900	3,896,900	2
Mortgage loans held for sale	7,990,141	8,177,951	2	11,359,174	11,626,174	2
Loans, net	743,220,776	735,178,970	3	742,149,271	737,701,011	3
Interest receivable	4,043,621	4,043,621	2	4,060,795	4,060,795	2
Financial liabilities:
Deposits	1,023,136,682	1,023,880,736	2	938,672,541	939,806,149	2
FHLB advances	66,000,000	66,072,251	2	66,000,000	66,089,183	2
Subordinated debentures issued to Capital Trusts	15,465,000	15,465,000	3	15,465,000	15,465,000	3
Subordinated notes, net	19,575,492	27,001,113	3	19,564,131	25,608,997	3
Interest payable	564,439	564,439	2	932,172	932,172	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

Note 14: Subsequent Event

On April 8, 2021, the Company notified investors of its $5,155,000 aggregate principal amount of 6.92% Fixed Rate Junior Subordinated Debt Securities due 2036 (the “Debt Securities”) issued by a statutory trust subsidiary, Guaranty Statutory Trust I; and of its intent to fully redeem the issuance as allowed per Debt Securities agreements from its inception in 2005. All outstanding principal amounts, plus accrued and unpaid distributions will be redeemed as of May 23, 2021. Proceeds from a 2020 subordinated debt offering and a cash dividend from the Bank will be used to redeem the 2005 debt securities. The Company received all necessary regulatory approvals prior to the redemption of these instruments.

Note 15: Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institutions. Each institution’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021, the Bank had $81.0 million in deposits above FDIC insured limits. These funds are held with three institutions that are each shown to be well capitalized as of March 31, 2021. Additionally, the Bank held $127.3 million in deposits at the Federal Reserve Bank at March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of March 31, 2021, and the results of operations for the three months ended March 31, 2021 and 2020.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  The following factors or combination of factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the severity, magnitude and duration of COVID-19 and the direct and indirect impacts of COVID-19, as well as responses to COVID-19 by the government, businesses and consumers; the disruption of global, national, state and local economies associated with COVID-19; the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; insufficient provisions for loan losses (which could reduce earnings for several periods until acceptable levels are reached); new accounting standards for calculating loan loss reserves (which may have a material adverse impact on our financial condition); merger or acquisition activity (which may not produce anticipated results); changes in portfolio composition; a decrease in cash flows from our investment portfolio (which may adversely affect our liquidity); changes in management strategy; increased competition from both bank and non-bank companies, the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, insurance, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws, changes in interest rates including negative interest rates; changes in LIBOR including the impact of the anticipated elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Impacts from COVID-19 on Our Financial Statements and Results of Operations

The spread of the COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. However, in recent months, unemployment and business closings have moderated in our markets along with infection rates while community health guidelines are adjusted as vaccines and additional information become available.

Financial Impacts to the Bank:  Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020 of $3,600,000 with $500,000 recorded during the first three months of 2020. For the first three months of 2021, a provision of $400,000 was recorded. We expect that we could continue to experience increases in our provision for loan losses. We expect to continue working with impacted customers on a case-by-case basis based on their specific circumstances.  The Bank expects other ramifications to continue which may include increases in realized losses on loans and decreased fee income due to lower loan originations and deposit activity.  Market interest rates have fluctuated significantly over the past year which could continue to adversely affect our net interest income, net interest margin, unrealized gains and losses on certain financial instruments and overall earnings.

Paycheck Protection Program (PPP) Activity:  The Federal government has approved various stimulus packages to assist small businesses, individuals, health care entities, education systems and certain governmental entities over the past year.  Availability and coverage of these programs continues to evolve as the breadth of the economic impact from COVID-19 unfolds.  One of the most notable programs was the Coronavirus Aid, Relief and Economic Security (CARES) Act which made over $600 billion in funds available to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, could provide funds to qualified borrowers for payroll and certain other costs with portions or all of such loans potentially forgiven if used on certain expenses and other criteria were met.  The PPP funding programs were heavily utilized by businesses leading to robust activity at many financial institutions, including ours.  The Bank approved and funded 661 PPP loans during 2020 totaling $55.1 million and impacting nearly 8,400 jobs in the communities we serve.  In late December 2020, an additional $284 billion in PPP funds was approved for eligible entities based on certain qualifications.  The Bank has approved and funded 226 PPP loans totaling $14.1 million during the quarter ended March 31, 2021 in this most recent round of funding.  Overall, approximately $3.1 million in origination fees will be recognized over the life of the individual PPP loans by the Bank. As of March 31, 2021, $33.8 million in PPP loans are included in our commercial loan portfolio.  PPP loans originated in 2020 totaling $35.4 million have already been granted forgiveness by the SBA.  The Bank is continually monitoring regulatory guidelines that will impact PPP loans that we are involved with along with any additional governmental programs that could materially impact our customers and the Bank’s financial situation.

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

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio.  Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not to be considered troubled debt restructurings (TDRs) for reporting purposes.  As of March 31, 2021, 13 loans with an aggregate balance of $19.4 million were modified in response to COVID-19 with additional details noted in the following table.

COVID-19 Loan Modifications

Collateral Type	# Loans Modified	Amount of Loans Modified ($)	Interest Only 3 Months or Less	Interest Only 4-6 Months	Full Payment Deferral 3 Months	Full Payment Deferral 3 Months + Interest Only 3 Months	Full Payment Deferral 4-6 Months	Full Payment Deferral > 6 Months
Hotel/Motel	4	$7,840,689	$-	$-	$-	$1,849,520	$-	$5,991,169
Theatre	5	10,586,792	-	-	-	-	-	10,586,792
Restaurant (C&I & RE)	1	287,793	-	287,793	-	-	-	-
1-4 Family Consumer	1	23,758	-	-	23,758	-	-	-
Other	2	630,657	537,557	93,100	-	-	-	-
Total Modified Loans	13	$19,369,689	$537,557	$380,894	$23,758	$1,849,520	$-	$16,577,961

Financial Condition

The Company’s total assets increased $82,782,569 (7%) from $1,146,252,939 as of December 31, 2020, to $1,229,035,508 as of March 31, 2021, primarily due to cash and investments activity resulting from increased deposit balances.

Available-for-sale securities increased $15,213,696 (9%) from $164,120,869 as of December 31, 2020, to $179,334,565 as of March 31, 2021. The Company had purchases of $30,918,248 offset by a decrease in unrealized gains of $3,137,599 and sales, calls, maturities and principal payments of $12,513,814 during the three-month period.

Net loans receivable increased by $1,071,505 (less than 1%) from $742,149,271 as of December 31, 2020 to $743,220,776 as of March 31, 2021. Year-to-date, construction loans increased $14,864,621 (21%), commercial real estate loans increased $2,987,353 (1%), one-to-four family mortgage loans decreased $1,092,930 (1%), permanent multi-family loans decreased $1,675,390 (2%), consumer loans decreased $2,089,611 (8%) and commercial loans decreased $11,249,628 (8%). The Company continues to focus its lending efforts in the commercial, owner-occupied real estate and small business lending categories.

Allowance for loan losses increased $270,915 (3%) from $9,617,024 as of December 31, 2020 to $9,887,939 as of March 31, 2021. Provisions for loan losses of $400,000 were recorded by the Company for the three months ended March 31, 2021. This expense reflects an increased provision resulting from stress on our loan portfolio from the increase in unemployment and economic effects attributable to the COVID-19 pandemic. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of March 31, 2021 and December 31, 2020 was 1.31% and 1.28%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2021 and December 31, 2020 was 55.6% and 51.6%, respectively. Management believes the allowance for loan losses at March 31, 2021 is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

In accordance with generally accepted accounting principles (GAAP) for acquisition accounting, the loans acquired through the Hometown acquisition were recorded at fair value; therefore, there was no allowance associated with these loans. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount of approximately $490,000 as of March 31, 2021.

Deposits increased $84,464,141 (9%) from $938,672,541 as of December 31, 2020, to $1,023,136,682 as of March 31, 2021. For the three months ended March 31, 2021, checking and savings accounts increased by $98,753,934 (13%) primarily due to the continued focus on attracting and retaining retail, commercial and public fund relationships. Additionally, a significant amount of the increase was due to government stimulus program funds being retained in deposit accounts by both individuals and businesses. Certificates of deposit balances decreased by $14,289,793 (8%) as many higher yielding balances matured and choose to reinvest into more liquid accounts. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Stockholders’ equity increased $358,172 (less than 1%) from $88,968,366 as of December 31, 2020, to $89,326,538 as of March 31, 2021. The Company’s net income during this period exceeded dividends paid or declared by $1,561,168. Other items impacting equity balances during the three-month period include decreases in unrealized gains in the investment portfolio of $2,723,449 offset by an improvement in unrealized losses from interest rate swaps of $1,411,973. On a per common share basis, tangible book value increased to $19.78 as of March 31, 2021 compared to $19.71 as of December 31, 2020.

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

	Three months ended 3/31/2021			Three months ended 3/31/2020
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$760,814	$8,817	4.70%	$733,591	$9,553	5.24%
Investment securities	171,137	1,025	2.43%	125,851	885	2.83%
Other assets	197,564	135	0.28%	96,515	361	1.50%
Total interest-earning	1,129,515	9,977	3.58%	955,957	10,799	4.54%
Noninterest-earning	69,606			71,533
	$1,199,121			$1,027,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$51,011	16	0.13%	$39,704	26	0.26%
Transaction accounts	586,019	495	0.34%	503,138	1,378	1.10%
Certificates of deposit	178,252	789	1.80%	199,349	1,090	2.20%
FHLB advances	66,000	311	1.91%	51,482	274	2.14%
Subordinated debentures issued to Capital Trusts	15,465	195	5.11%	15,465	196	5.10%
Subordinated notes, net	19,568	263	5.45%	-	-	0.00%
Other borrowed funds	521	2	1.56%	11,491	123	4.31%
Total interest-bearing	916,836	2,071	0.92%	820,629	3,087	1.51%
Noninterest-bearing	191,848			120,825
Total liabilities	1,108,684			941,454
Stockholders’ equity	90,437			86,036
	$1,199,121			$1,027,490
Net earning balance	$212,679			$135,328
Earning yield less costing rate			2.66%			3.03%
Net interest income, and net yield spread on interest earning assets		$7,906	2.84%		$7,712	3.24%
Ratio of interest-earning assets to interest-bearing liabilities		123%			116%

Results of Operations - Comparison of Three-Month Periods Ended March 31, 2021 and 2020

Net income for the three months ended March 31, 2021 was $2,216,016 compared to $2,104,845 for the three months ended March 31, 2020, which represents an increase in earnings of $111,171 (5%).

Interest Income

Total interest income for the three months ended March 31, 2021 decreased $822,253 (8%) when compared to the same period in 2020. When compared to the three-month period ended March 31, 2021 with the same period in 2020, the average yield on interest earning assets decreased 96 basis points to 3.58% while the average balance of interest earning assets increased approximately $173,558,000. The increase in the average balances for the period is primarily due to increased cash and investments balances generated from increased deposits. For the three-month period, the yield on loans decreased 54 basis points to 4.70%. Negatively impacting loan interest income and yield on loans were continued decreases in loan rates on new and repricing credits. Helping to offset this decline was $511,441 of loan fees recognized from the origination and forgiveness of PPP loans in the three-month period ended March 31, 2021. No loan fees from this source were recognized in the same period in 2020.

Interest Expense

Total interest expense for the three months ended March 31, 2021 decreased $1,015,392 (33%) when compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 compared to the same period in 2020, the average cost of interest-bearing liabilities decreased 59 basis points to 0.92% primarily due to the reductions to key interest rates by the Federal Reserve during the first quarter of 2020 and higher rate liabilities resetting lower as they reprice or mature. Offsetting rate declines, the average balance of interest-bearing liabilities increased approximately $96,207,000 for the three-month period as depositors, in general, maintained higher balances in accounts and the continued growth in public funds. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $400,000 for the three months ended March 31, 2021 compared to $500,000 for the same period in 2020. The decision to fund the provision for the quarter was based on growth in construction loans and a conservative approach to possible continued weaknesses due to the COVID-19 pandemic. Overall economic conditions impacting both individuals and businesses have already led to loan payment deferrals and modifications of loan agreements discussed earlier.

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

Non-Interest Income

Non-interest income increased $516,350 (25%) for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. When compared to the first three months of 2020, the Company had decreased income of $555,490 (100%) recognized from fees generated from a commercial loan swap product and service charge revenue decreased by $45,142 (11%). However, higher income recognized from the sale of mortgage loans of $528,401 (97%) and increased income from sales of Small Business Administration (“SBA”) and other government guaranteed loans of $423,539 (100%) more than offset the previously noted decreases.

Non-Interest Expense

Non-interest expense increased $656,454 (10%) for the three months ended March 31, 2021 when compared to the same period in 2020.  Significant non-interest expense items are as follows:

●

Salaries and employee benefit expenses increased $416,765 (11%) for the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to the hiring of a new commercial banking executive and relationship managers and increased commissions and incentives related to strong mortgage lending activity.

●	FDIC assessment premiums increased by $143,206 (100%) when compared to the first quarter of 2020 due to previously awarded credits completely offsetting fees in the beginning of 2020.

Provision for Income Taxes

The provision for income taxes increased by $41,864 (10%) for the three-month period ended March 31, 2021 when compared to the same period in 2020. The increase in the provision for income taxes for the quarter is primarily due to slightly higher taxable income amounts and corporate income tax rates.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of March 31, 2021 and December 31, 2020 was 55.6% and 51.6%, respectively. Total loans classified as substandard, doubtful or loss as of March 31, 2021 were $56,810,000 or 4.62% of total assets as compared to $63,491,000 or 5.54% of total assets at December 31, 2020. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts are in thousands.

	3/31/2021	12/31/2020	12/31/2019
Nonperforming loans	$17,780	$18,629	$10,003
Real estate acquired in settlement of loans	745	546	992
Total nonperforming assets	$18,525	$19,175	$10,995

Total nonperforming assets as a percentage of total assets	1.51%	1.67%	1.09%
Allowance for loan losses	$9,888	$9,617	$7,608
Allowance for loan losses as a percentage of gross loans	1.31%	1.28%	1.04%

Nonperforming Loans	17,780	18,629	10,003
Allowance for loan losses as a percentage of nonperforming loans	55.6%	51.6%	76.1%

Liquidity and Capital Resources

Liquidity refers to the ability to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary sources of liquidity include cash and cash equivalents, customer deposits and FHLB borrowings. The Company also has established secured borrowing lines available from the Federal Reserve Bank which, is considered a secondary source of funds.

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $220,238,289 as of March 31, 2021 and $148,422,908 as of December 31, 2020, representing an increase of $71,815,381 (48%). The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. During the first quarter of 2020, the CARES Act introduced interim CBLR provisions that allow for extended periods for institutions that fall below the 9.0 percent threshold to gradually increase their ratio from minimums of 8.00% in 2020, 8.50% in 2021 and 9.00% in 2022. Additionally, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule.

The Bank opted in to the new CBLR framework during the first quarter of 2020. As of March 31, 2021, the Bank’s common equity Tier 1 ratio was 9.60% which exceeded the current minimum of 8.50%.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2021 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$152,052	$24,819	20%	12.71%	2.29%
+100	141,456	14,223	11%	11.70%	1.27%
NC	127,233	-	0%	10.42%	0.00%
-100	100,673	(26,560)	-21%	8.17%	-2.26%
-200	97,607	(29,626)	-23%	7.85%	-2.57%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity Analysis section of Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a stock repurchase plan which was announced on February 28, 2020. This plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires December 31, 2022. There are no other repurchase plans in effect at this time. During the quarter ended March 31, 2021, the Company had no repurchase activity of its common stock. As of March 31, 2021, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None

Item 6.         Exhibits

10.1	Written Description of 2021 Executive Incentive Compensation Annual Plan - President and Chief Executive Officer* (1)
10.2	Written Description of 2021 Executive Incentive Compensation Annual Plan- Chief Financial Officer* (2)
10.3	Written Description of 2021 Executive Incentive Compensation Annual Plan- Chief Operating Officer* (3)
10.4	Written Description of 2021 Executive Incentive Compensation Annual Plan- Chief Credit Officer* (4)
10.5	Written Description of 2020 Executive Incentive Compensation Annual Plan- Chief Commercial Banking Officer* (5)
31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act †
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act †
32	Officer certifications pursuant to 18 U.S.C. Section 1350 †
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

_____________________________________________________________________________________________

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference.
(3)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	May 7, 2021
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	May 7, 2021
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)