Form 10-Q
period 2021-06-30
GUARANTY FEDERAL BANCSHARES INC
filed 2021-08-06
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2021
Common Stock, Par Value $0.10 per share	4,385,031 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Stockholders’ Equity	6
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	6/30/2021	12/31/2020
ASSETS
Cash and due from banks	$6,521,314	$6,366,370
Interest-bearing demand deposits in other financial institutions	111,105,681	142,056,538
Cash and cash equivalents	117,626,995	148,422,908
Interest-bearing time deposits at other financial institutions	250,000	4,760,089
Available-for-sale securities	196,016,993	164,120,869
Stock in Federal Home Loan Bank, at cost	4,093,700	3,896,900
Mortgage loans held for sale	5,858,688	11,359,174
Loans receivable, net of allowance for loan losses of June 30, 2021 - $10,525,640 and December 31, 2020 - $9,617,024, respectively	798,766,800	742,149,271
Accrued interest receivable	3,812,019	4,060,795
Prepaid expenses and other assets	7,543,667	7,741,903
Goodwill	1,434,982	1,434,982
Core deposit intangible	1,788,410	2,026,910
Foreclosed assets held for sale	738,736	546,450
Premises and equipment, net	17,451,127	17,898,409
Operating lease right-of-use asset	8,338,954	8,469,661
Bank owned life insurance	31,562,789	25,294,780
Deferred and receivable income taxes	3,265,767	4,069,838
	$1,198,549,627	$1,146,252,939

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$993,672,589	$938,672,541
Federal Home Loan Bank advances	66,000,000	66,000,000
Subordinated debentures issued to Capital Trusts	10,310,000	15,465,000
Subordinated notes, net	19,586,853	19,564,131
Advances from borrowers for taxes and insurance	505,194	218,846
Accrued expenses and other liabilities	6,130,984	7,870,991
Operating lease liabilities	8,449,519	8,560,892
Accrued interest payable	669,289	932,172
	1,105,324,428	1,057,284,573

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued June 30, 2021 and December 31, 2020 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,244,002	51,337,219
Retained earnings, substantially restricted	80,490,395	77,073,707
Accumulated other comprehensive income (loss)	575,927	(53,378)
	133,002,274	129,049,498
Treasury stock, at cost; June 30, 2021 and December 31, 2020 - 2,534,472 and 2,553,851 shares, respectively	(39,777,075)	(40,081,132)
	93,225,199	88,968,366
	$1,198,549,627	$1,146,252,939

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Interest Income
Loans	$8,884,455	$9,094,159	$17,701,548	$18,647,540
Investment securities	1,199,801	923,189	2,224,703	1,807,617
Other	105,403	141,710	240,012	502,758
	10,189,659	10,159,058	20,166,263	20,957,915
Interest Expense
Deposits	1,091,474	1,541,976	2,393,169	4,036,278
FHLB advances	313,302	283,830	623,942	557,426
Subordinated debentures issued to Capital Trusts	159,197	195,394	353,799	391,166
Subordinated notes, net	262,500	-	525,000	-
Other	1,683	115,209	3,379	238,064
	1,828,156	2,136,409	3,899,289	5,222,934
Net Interest Income	8,361,503	8,022,649	16,266,974	15,734,981
Provision for Loan Losses	300,000	750,000	700,000	1,250,000
Net Interest Income After
Provision for Loan Losses	8,061,503	7,272,649	15,566,974	14,484,981
Noninterest Income
Service charges	441,119	313,423	805,181	722,627
Net gain (loss) on sale of investment securities	(5,553)	135,293	66,660	163,192
Gain on sale of mortgage loans held for sale	1,043,526	883,223	2,115,338	1,426,634
Gain on sale of Small Business Administration loans	473,887	-	897,426	-
Commercial loan referral income	62,612	380,996	62,612	936,486
Net loss on foreclosed assets	(126,281)	(73,778)	(127,430)	(80,704)
Other income	926,300	673,561	1,611,305	1,243,615
	2,815,610	2,312,718	5,431,092	4,411,850
Noninterest Expense
Salaries and employee benefits	4,481,689	4,138,779	8,848,068	8,088,393
Occupancy	1,142,604	1,164,853	2,271,252	2,315,942
FDIC deposit insurance premiums	147,299	85,000	290,505	85,000
Data processing	611,838	576,722	1,225,374	1,174,336
Advertising	122,250	122,250	244,500	244,500
Amortization of core deposit intangible	119,250	119,250	238,500	238,500
Other expense	1,012,977	1,046,477	1,974,791	1,905,289
	7,637,907	7,253,331	15,092,990	14,051,960
Income Before Income Taxes	3,239,206	2,332,036	5,905,076	4,844,871
Provision for Income Taxes	723,024	448,653	1,172,878	856,643
Net Income Available to Common Shareholders	$2,516,182	$1,883,383	$4,732,198	$3,988,228

Basic Income Per Common Share	$0.58	$0.43	$1.09	$0.92
Diluted Income Per Common Share	$0.58	$0.43	$1.09	$0.92

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
NET INCOME	$2,516,182	$1,883,383	$4,732,198	$3,988,228
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	2,482,283	1,652,778	(583,103)	2,670,332
Change in unrealized gain (loss) on interest rate swaps, before income taxes	65,823	(403,272)	1,477,796	(4,005,915)
Less: Reclassification adjustment for realized losses (gains) on investment securities included in net income, before income taxes	5,553	(135,293)	(66,660)	(163,192)
Total other items of comprehensive income (loss)	2,553,659	1,114,213	828,033	(1,498,775)
Income tax expense (benefit) related to other items of comprehensive income	612,878	267,777	198,728	(359,352)
Other comprehensive income (loss)	1,940,781	846,436	629,305	(1,139,423)
TOTAL COMPREHENSIVE INCOME	$4,456,963	$2,729,819	$5,361,503	$2,848,805

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	$691,950	$51,337,219	$(40,081,132)	$77,073,707	$(53,378)	$88,968,366
Net income	-	-	-	2,216,016	-	2,216,016
Other comprehensive loss	-	-	-	-	(1,311,476)	(1,311,476)
Dividends on common stock ($0.15 per share)	-	-	-	(654,754)	-	(654,754)
Stock award plans	-	(195,671)	304,057	-	-	108,386
Balance, March 31, 2021	691,950	51,141,548	(39,777,075)	78,634,969	(1,364,854)	89,326,538
Net income	-	-	-	2,516,182	-	2,516,182
Other comprehensive income	-	-	-	-	1,940,781	1,940,781
Dividends on common stock ($0.15 per share)	-	-	-	(660,756)	-	(660,756)
Stock award plans	-	102,454	-	-	-	102,454
Balance, June 30, 2021	$691,950	$51,244,002	$(39,777,075)	$80,490,395	$575,927	$93,225,199

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

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	6/30/2021	6/30/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,732,198	$3,988,228
Items not requiring (providing) cash:
Deferred income taxes	412,231	(827,080)
Depreciation and amortization	976,139	1,014,343
Provision for loan losses	700,000	1,250,000
Gain on sale of Small Business Administration loans	(897,426)	-
Gain on sale of mortgage loans held for sale and investment securities	(2,181,998)	(1,589,826)
Loss on sale of foreclosed assets	121,165	60,055
Amortization of deferred income, premiums and discounts, net	(14,356)	1,956,425
Amortization of intangible assets	238,500	238,500
Amortization of subordinated notes issuance cost	22,722	-
Stock award plan activity	210,840	(152)
Accretion of purchase accounting adjustments	(90,200)	(378,931)
Origination of loans held for sale	(78,660,334)	(58,851,034)
Proceeds from sale of loans held for sale	86,276,158	53,660,668
Increase in cash surrender value of bank owned life insurance	(268,009)	(302,215)
Changes in:
Accrued interest receivable	248,776	(1,358,629)
Prepaid expenses and other assets	281,566	1,602,652
Accounts payable and accrued expenses	(611,331)	(428,207)
Income taxes receivable/payable	193,112	-
Net cash provided by operating activities	11,689,753	34,797
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(62,579,686)	(53,935,576)
Proceeds from sale of loans	6,242,522	-
Principal payments on available-for-sale securities	12,637,267	10,387,119
Proceeds from maturities of available-for-sale securities	765,189	2,852,256
Purchase of premises and equipment	(509,523)	(330,551)
Purchase of available-for-sale securities	(57,049,387)	(65,436,639)
Proceeds from sale of available-for-sale securities	10,951,171	18,437,885
Purchase of bank owned life insurance	(6,000,000)	-
Proceeds from maturities of interest-bearing deposits	4,510,000	-
Purchase of FHLB stock	(196,800)	(94,600)
Capitalized costs on foreclosed assets held for sale	(75,496)	(154,120)
Proceeds from sale of foreclosed assets held for sale	285	-
Net cash used in investing activities	(91,304,458)	(88,274,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	72,555,049	125,165,045
Net decrease in certificates of deposit	(17,555,001)	(15,615,416)
Proceeds from FHLB advances	100,000,000	26,000,000
Repayments of FHLB advances	(100,000,000)	(25,000,000)
Proceeds from issuance of notes payable	-	1,100,000
Repayments of notes payable	-	(1,000,000)
Repayment of subordinated debentures	(5,155,000)	-
Advances from borrowers for taxes and insurance	286,348	238,567
Cash dividends paid	(1,312,604)	(1,305,354)
Treasury stock purchased	-	(390,268)
Net cash provided by financing activities	48,818,792	109,192,574
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,795,913)	20,953,145
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,422,908	92,671,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,626,995	$113,625,054

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of June 30, 2021
Debt Securities:
U. S. government agencies	$7,778,042	$3,065	$(129,769)	$7,651,338
Municipals	69,456,838	3,177,660	(208,506)	72,425,992
Corporates	44,572,400	664,824	(182,288)	45,054,936
Mortgage-backed securities - private label - commercial	10,920,931	77,696	(38,078)	10,960,549
Mortgage-backed securities - private label - consumer	8,741,671	206,638	(46,849)	8,901,460
Government sponsored asset-backed securities and SBA loan pools	50,325,823	977,522	(280,627)	51,022,718
	$191,795,705	$5,107,405	$(886,117)	$196,016,993

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
Debt Securities:
U. S. government agencies	$6,282,000	$6,519	$(4,885)	$6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored asset-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

Maturities of available-for-sale debt securities as of June 30, 2021:

	Amortized Cost	Approximate Fair Value
1-5 years	1,500,000	1,495,291
6-10 years	44,449,609	44,946,468
After 10 years	75,857,671	78,690,507
Mortgage-backed securities - private label - commercial not due on a single maturity date	10,920,931	10,960,549
Mortgage-backed securities - private label - consumer not due on a single maturity date	8,741,671	8,901,460
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	50,325,823	51,022,718
	$191,795,705	$196,016,993

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $17,508,124 and $8,294,321 as of June 30, 2021 and December 31, 2020, respectively. The approximate fair value of pledged securities amounted to $18,139,416 and $8,749,409 as of June 30, 2021 and December 31, 2020, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $124,593 and $221,937 and gross losses of $57,933 and $58,745 for the six months ended June 30, 2021 and June 30, 2020, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $13,998 and $34,270 for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2021 and December 31, 2020, was $55,268,167 and $30,049,473 respectively, which is approximately 28% and 18% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

As of June 30, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$7,148,273	$(129,769)	$-	$-	$7,148,273	$(129,769)
Municipals	9,210,932	(199,623)	1,009,420	(8,883)	10,220,352	(208,506)
Corporates	12,777,160	(142,896)	1,962,656	(39,392)	14,739,816	(182,288)
Mortgage-backed securities - private label - commercial	2,973,630	(30,050)	1,485,585	(8,028)	4,459,215	(38,078)
Mortgage-backed securities - private label - consumer	2,902,920	(46,849)	-	-	2,902,920	(46,849)
Government sponsored mortgage-backed securities and SBA loan pools	15,797,591	(280,627)	-	-	15,797,591	(280,627)
	$50,810,506	$(829,814)	$4,457,661	$(56,303)	$55,268,167	$(886,117)

As of December 31, 2020	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,495,116	$(4,885)	$-	$-	$1,495,116	$(4,885)
Municipals	4,011,492	(26,991)	-	-	4,011,492	(26,991)
Corporates	14,869,853	(171,811)	-	-	14,869,853	(171,811)
Mortgage-backed securities - private label - commercial	1,481,805	(10,650)	-	-	1,481,805	(10,650)
Mortgage-backed securities - private label - consumer	2,391,511	(25,747)	-	-	2,391,511	(25,747)
Government sponsored mortgage-backed securities and SBA loan pools	5,799,696	(74,165)	-	-	5,799,696	(74,165)
	$30,049,473	$(314,249)	$-	$-	$30,049,473	$(314,249)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2021 and December 31, 2020 include:

	June 30,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$109,882,880	$115,799,200
Multi-family	89,595,438	90,028,775
Real estate - construction	98,843,988	70,847,330
Real estate - commercial	358,349,985	305,673,212
Commercial loans	130,258,396	144,326,350
Consumer and other loans	23,772,893	26,733,546
Total loans	810,703,580	753,408,413
Less:
Allowance for loan losses	(10,525,640)	(9,617,024)
Deferred loan fees/costs, net	(1,411,140)	(1,642,118)
Net loans	$798,766,800	$742,149,271

Classes of loans by aging at June 30, 2021 and December 31, 2020 were as follows:

As of June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$-	$119	$1,213	$1,332	$108,551	$109,883	$200
Multi-family	-	-	-	-	89,595	89,595	-
Real estate - construction	-	65	2,052	2,117	96,727	98,844	-
Real estate - commercial	-	149	248	397	357,953	358,350	-
Commercial loans	13	-	1,639	1,652	128,606	130,258	-
Consumer and other loans	4	-	8	12	23,761	23,773	-
Total	$17	$333	$5,160	$5,510	$805,194	$810,704	$200

As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$623	$1,058	$1,071	$2,752	$113,047	$115,799	$-
Multi-family	-	-	-	-	90,029	90,029	-
Real estate - construction	1,239	-	4,189	5,428	65,419	70,847	-
Real estate - commercial	264	76	161	501	305,172	305,673	-
Commercial loans	6	1	4,784	4,791	139,535	144,326	-
Consumer and other loans	10	1	21	32	26,702	26,734	-
Total	$2,142	$1,136	$10,226	$13,504	$739,904	$753,408	$-

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$1,503,495	$3,086,159
Multi-family	-	-
Real estate - construction	2,891,243	6,239,326
Real estate - commercial	3,538,482	3,932,241
Commercial loans	2,079,678	5,249,782
Consumer and other loans	103,537	121,090
Total	$10,116,435	$18,628,598

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,374	$3,831	$1,426	$998	$1,257	$394	$608	$9,888
Provision charged to expense	278	618	(53)	(31)	1	(6)	(507)	$300
Losses charged off	-	(1)	(26)	-	-	(29)	-	$(56)
Recoveries	228	1	-	-	148	17	-	$394
Balance, end of period	$1,880	$4,449	$1,347	$967	$1,406	$376	$101	$10,526

Six months ended June 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Provision charged to expense	641	825	(76)	(91)	122	(164)	(557)	$700
Losses charged off	(121)	(1)	(26)	-	-	(66)	-	$(214)
Recoveries	228	1	4	-	155	35	-	$423
Balance, end of period	$1,880	$4,449	$1,347	$967	$1,406	$376	$101	$10,526

Three months ended June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,629	$2,577	$1,154	$755	$1,349	$449	$136	$8,049
Provision charged to expense	(60)	421	385	39	(71)	49	(13)	$750
Losses charged off	-	-	-	-	-	(51)	-	$(51)
Recoveries	-	-	-	-	21	19	-	$40
Balance, end of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788

Six months ended June 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(180)	725	537	48	167	103	(150)	$1,250
Losses charged off	-	-	-	-	(32)	(113)	-	$(145)
Recoveries	-	6	1	-	35	33	-	$75
Balance, end of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2021 and December 31, 2020:

As of June 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$203	$90	$53	$-	$64	$16	$-	$426
Ending balance: collectively evaluated for impairment	$1,677	$4,359	$1,294	$967	$1,342	$360	$101	$10,100
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$2,891	$1,529	$1,485	$-	$1,958	$192	$-	$8,055
Ending balance: collectively evaluated for impairment	$95,953	$354,536	$108,398	$89,595	$128,189	$23,581	$-	$800,253
Ending balance: loans acquired with deteriorated credit quality	$-	$2,285	$-	$-	$111	$-	$-	$2,396

As of December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$114	$117	$112	$-	$62	$15	$-	$420
Ending balance: collectively evaluated for impairment	$1,018	$3,507	$1,333	$1,058	$1,066	$556	$658	$9,196
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$6,239	$1,810	$3,110	$-	$5,111	$202	$-	$16,472
Ending balance: collectively evaluated for impairment	$64,608	$301,453	$112,689	$90,029	$139,083	$26,532	$-	$734,394
Ending balance: loans acquired with deteriorated credit quality	$-	$2,410	$-	$-	$132	$-	$-	$2,542

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

The following table summarizes the recorded investment in impaired loans at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,376	$1,376	$-	$2,780	$2,780	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,025	2,025	-	5,081	5,081	-
Real estate - commercial	3,298	3,298	-	3,419	3,419	-
Commercial loans	1,750	1,750	-	4,902	4,902	-
Consumer and other loans	95	95	-	100	100	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$109	$109	$53	$330	$330	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	866	866	203	1,158	3,129	114
Real estate - commercial	516	516	90	801	801	117
Commercial loans	319	319	64	341	341	63
Consumer and other loans	97	97	16	102	102	15
Total
Real estate - residential mortgage:
One to four family units	$1,485	$1,485	$53	$3,110	$3,110	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	2,891	2,891	203	6,239	8,210	114
Real estate - commercial	3,814	3,814	90	4,220	4,220	117
Commercial loans	2,069	2,069	64	5,243	5,243	63
Consumer and other loans	192	192	16	202	202	15
Total	$10,451	$10,451	$426	$19,014	$20,985	$421

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2021		June 30, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,065	$-	$1,122	$-
Multi-family	-	-	-	-
Real estate - construction	4,007	-	-	-
Real estate - commercial	3,334	2	3,247	-
Commercial loans	2,816	-	-	-
Consumer and other loans	102	3	112	5
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$144	$-	$1,274	$-
Multi-family	-	-	-	-
Real estate - construction	867	-	4,437	-
Real estate - commercial	608	-	191	-
Commercial loans	320	-	928	-
Consumer and other loans	78	-	143	-
Total
Real estate - residential mortgage:
One to four family units	$2,209	$-	$2,396	$-
Multi-family	-	-	-	-
Real estate - construction	4,874	-	4,437	-
Real estate - commercial	3,942	2	3,438	-
Commercial loans	3,136	-	928	-
Consumer and other loans	180	3	255	5
Total	$14,341	$5	$11,454	$5

	For the Six Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,372	$-	$1,106	$-
Multi-family	-	-	-	-
Real estate - construction	4,544	-	-	-
Real estate - commercial	3,362	4	3,006	-
Commercial loans	3,860	-	9	-
Consumer and other loans	104	5	105	7
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$183	$-	$1,224	$-
Multi-family	-	-	-	-
Real estate - construction	916	-	4,188	-
Real estate - commercial	701	-	236	-
Commercial loans	324	-	916	-
Consumer and other loans	92	-	156	-
Total
Real estate - residential mortgage:
One to four family units	$2,555	$-	$2,330	$-
Multi-family	-	-	-	-
Real estate - construction	5,460	-	4,188	-
Real estate - commercial	4,063	4	3,242	-
Commercial loans	4,184	-	925	-
Consumer and other loans	196	5	261	7
Total	$16,458	$9	$10,946	$7

At June 30, 2021, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

In March 2020, our regulators issued a statement titled “Interagency Statement on Loan Modifications and Reporting for Financial institutions with Customers Affected by the Coronavirus” that encouraged financial institutions to work prudently with borrowers who were expected to have difficulty in meeting payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further clarifies that qualified loan modifications are exempt by law from being classified as a TDR as defined by GAAP from March 1, 2020 until December 31, 2020. In December 2020, the Economic Aid to Hard Hit Small Businesses, Non-Profits and Ventures Act was enacted, which extended the CARES Act provisions to the earlier of 60 days after the end of the National Emergency or until January 1, 2022. The Bank continues to work with impacted entities in the form of modifications, payment deferrals, extensions of repayment terms and/or other delays in payments, as necessary.

Due to the before mentioned regulatory changes, there were no troubled debt restructuring charge offs or increases to the allowance for loan losses related to TDRs during 2021 or 2020.

The following table presents the carrying balance of TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Real estate - residential mortgage:
One to four family units	$177,377	$1,178,876
Multi-family	-	-
Real estate - construction	839,420	3,700,084
Real estate - commercial	728,810	893,992
Commercial loans	319,129	368,310
Total	$2,064,736	$6,141,262

The Bank has allocated $266,613 and $142,393 of specific reserves to customers whose loan terms have been modified as a TDR as of June 30, 2021 and December 31, 2020, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the six months ending June 30, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of June 30, 2021 and December 31, 2020:

June 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$95,882	$313,554	$107,412	$88,176	$121,149	$23,581	$749,755
Special Mention	-	5,258	512	1,419	4,759	-	11,948
Substandard	2,962	39,538	1,959	-	4,350	192	49,001
Doubtful	-	-	-	-	-	-	-
Total	$98,844	$358,350	$109,883	$89,595	$130,258	$23,773	$810,704

December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$64,531	$262,771	$110,615	$90,029	$130,874	$26,532	$685,352
Special Mention	-	4,442	-	-	123	-	4,565
Substandard	6,316	38,460	5,184	-	13,329	202	63,491
Doubtful	-	-	-	-	-	-	-
Total	$70,847	$305,673	$115,799	$90,029	$144,326	$26,734	$753,408

The above amounts include purchased credit impaired loans. At June 30, 2021, purchased credit impaired loans comprised of $2.4 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $62,612 and $936,486 for the six months ended June 30, 2021 and 2020, respectively.

Note 5: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three and six months ended June 30, 2021. Goodwill amounts are not deductible for tax purposes.

Additionally, as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2021 and December 31, 2020 were as follows:

Note 5 - Intangible Assets - Goodwill and Other Intangibles
	June 30,	December 31,
	2021	2020
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,732)	(1,493)
Core deposit intangible, net	1,788	2,027
Remaining balance	$3,223	$3,462

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2021 is as follows:

Note 5 - Intangible Assets - Estimated Remaining Amortization Expense on Intangibles

	Amortization Expense
	(in Thousands)

Remainder of:	2021	$238
	2022	477
	2023	477
	2024	477
	2025	119
	Therafter	-
	Total	$1,788

Note 6: Leases

As of June 30, 2021, the Company has recorded operating Right of Use (“ROU”) assets of $8,338,954 and corresponding operating ROU liabilities of $8,449,519. At December 31, 2020, operating ROU assets were $8,469,661 with corresponding liabilities of $8,560,892. Additionally, as of June 30, 2021, the Company had financing ROU assets and liabilities of $593,856 compared to balances of $510,526 as of December 31, 2020. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and six months ended June 30, 2021 and 2020 are as follows:

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Finance lease cost:
Amortization of right-of-use assets	$83,330	$62,109	$38,673	$31,132
Interest on lease liabilities	3,379	4,039	1,683	1,943
Operating lease cost	545,896	544,443	273,351	272,108
Sublease income	(12,600)	(24,600)	(6,300)	(12,300)

Total lease costs	$620,005	$585,991	$307,407	$292,883

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.4	3.0
Weighted-average remaining lease term - operating leases (in years)	13.9	14.7
Weighted-average discount rate - financing leases	1.14%	1.95%
Weighted-average discount rate - operating leases	5.71%	5.64%

The following table sets forth, as of June 30, 2021, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

		Financing	Operating	Total
			(In Thousands)
Remainder of:	2021	$107	$523	$630
	2022	206	1,049	1,255
	2023	132	1,053	1,185
	2024	89	894	983
	2025	61	790	851
	Thereafter	9	8,241	8,250
Total undiscounted future minimum lease cash payments		$604	$12,550	$13,154
	Present value discount	(10)	(4,100)	(4,110)
	Lease liability	$594	$8,450	$9,044

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

On April 8, 2021, the Company notified investors of its $5,155,000 aggregate principal amount of 6.92% Fixed Rate Junior Subordinated Debt Securities due 2036 (the “Debt Securities”) issued by a statutory trust subsidiary, Guaranty Statutory Trust I of its intent to fully redeem the issuance as allowed per Debt Securities agreements from its inception in 2005. All outstanding principal amounts, plus accrued and unpaid distributions were redeemed on May 23, 2021. The Company received all necessary regulatory approvals prior to the redemption of these instruments.

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

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2020 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the six months ended June 30, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2021	28,037	$21.80
Granted	20,126	18.35
Vested	(9,599)	22.20
Forfeited	-	-
Balance of shares non-vested as of June 30, 2021	38,564	$19.90

In February 2021, the Company granted 6,979 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, expensed over that same period. These shares had a grant date market price of $18.79 per share. The total amount of expense for restricted stock grants to directors (including all previous year’s grants) during the six months ended June 30, 2021 and 2020 was $64,928 and $69,378, respectively.

For the six months ended June 30, 2021 and 2020, the Company granted 13,147 and 12,134 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous year’s grants) during the six months ended June 30, 2021 and 2020 was $122,845 and $67,720, respectively.

Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value

Balance of shares non-vested as of January 1, 2021	53,075	$15.40
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of June 30, 2021	53,075	$15.40

During 2020, the Company granted performance stock units representing 53,075 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The performance stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the performance stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the threshold and target levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for performance stock units during the six months ended June 30, 2021 and 2020 was $36,158 and $(110,259), respectively. The 2020 year-to-date figure includes credit amounts from prior year reversals of certain accruals related to final performance agreement payouts under previous grants and the reduction of stock price for valuing compensation expense in the current year.

Total stock-based compensation expense recognized for the six months ended June 30, 2021 and 2020 was $223,931 and $161,174, respectively. As of June 30, 2021, there was $574,766 of unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended June 30, 2021			For six months ended June 30, 2021
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$2,516,182	4,346,467	$0.58	$4,732,198	4,342,192	$1.09
Effect of Dilutive Securities		25,738			14,895
Diluted Income Per Common Share	$2,516,182	4,372,205	$0.58	$4,732,198	4,357,087	$1.09

	For three months ended June 30, 2020			For six months ended June 30, 2020
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,883,383	4,337,274	$0.43	$3,988,228	4,323,358	$0.92
Effect of Dilutive Securities		3,477			20,552
Diluted Income Per Common Share	$1,883,383	4,340,751	$0.43	$3,988,228	4,343,910	$0.92

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This ASU provides guidance and timelines for the future transition from London Interbank Offered Rate (LIBOR) to alternative reference rates that are more observable or transaction based and less susceptible to manipulation. For financial institutions this will likely impact contracts already in place that reference LIBOR as the variable rate component. Items likely to be impacted are interest rate swaps, subordinated debt offerings, certain adjustable-rate loan contracts, certain variable rate investment instruments as well as other variable rate contracts. Current guidance has the use of LIBOR reference rates to end by June 30, 2023. In the meantime, institutions are to identify contracts that reference LIBOR, prepare their current systems for a transition to a new reference rate and to communicate any changes to impacted parties. The Company has identified existing items that reference LIBOR and is in the process of evaluating fall back language in each situation along with working with system providers and other third parties to ensure a successful adoption of new reference rates. The financial impact of adopting this standard is being evaluated with estimated amounts and decisions pertaining to implementation of this standard to be evaluated over the next several quarters.

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2021.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2021, the Company reported a $1,988,494 unrealized loss, net of a $627,945 tax effect, in other comprehensive income related to this cash flow hedge.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At June 30, 2021, the Company reported a $643,690 unrealized loss, net of a $203,271 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of June 30, 2021, based on current fair values, the Company pledged cash collateral of $3.8 million to its counterparty for the swaps, included on the balance sheet in interest-bearing demand deposits in other financial institutions. As of December 31, 2020, based on then current fair values, the Company had pledged cash collateral of $5.1 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at June 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments:
						June 30, 2021
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	June 30, 2021	December 31, 2020

2/28/2018	2/28/2025	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$(2,616,439)	$(3,760,287)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(846,961)	$(1,180,909)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended June 30,		Six months ended June 30,
Type	Classfication	2021	2020	2021	2020

Interest rate swap - FHLB Advances	Interest expense	$246,488	$122,537	$484,899	$162,378

Interest rate swap - Subordinated Debentures	Interest expense	$64,508	$38,590	$127,470	$60,031

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

June 30, 2021
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$7,651	$-	$7,651
Municipals	-	72,426	-	72,426
Corporates	-	45,055	-	45,055
Mortgage-backed securities - private label-commercial	-	10,961	-	10,961
Mortgage-backed securities - private label-consumer	-	8,901	-	8,901
Government sponsored asset-backed securities and SBA loan pools	-	51,023	-	51,023
Available-for-sale securities	$-	$196,017	$-	$196,017

Financial liabilities:

Interest rate swaps	$-	$3,463	$-	$3,463

December 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$6,284	$-	$6,284
Municipals	-	61,969	-	61,969
Corporates	-	30,601	-	30,601
Mortgage-backed securities - private label - commercial	-	5,444	-	5,444
Mortgage-backed securities - private label - consumer	-	9,452	-	9,452
Government sponsored mortgage-backed securities and SBA loan pools	-	50,371	-	50,371
Available-for-sale securities	$-	$164,121	$-	$164,121

Financial liabilities:

Interest rate swaps	$-	$4,941	$-	$4,941

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2021	$-	$-	$4,630	$4,630

December 31, 2020	$-	$-	$5,809	$5,809

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
June 30, 2021	$-	$-	$250	$250

December 31, 2020	$-	$-	$371	$371

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement (dollar amounts in thousands):

	Fair Value June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$4,630	Market Comparable	Discount to reflect realizable value	0%	-	80%	(8%)
Foreclosed assets held for sale	$250	Market Comparable	Discount to reflect realizable value			33%	(33%)

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,809	Market Comparable	Discount to reflect realizable value	1%	-	80%	(7%)
Foreclosed assets held for sale	$371	Market Comparable	Discount to reflect realizable value	4%	-	4%	(4%)

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$117,626,995	$117,626,995	1	$148,422,908	$148,422,908	1
Interest-bearing time deposits at other institutions	250,000	250,000	2	4,760,089	4,771,605	2
Federal Home Loan Bank stock	4,093,700	4,093,700	2	3,896,900	3,896,900	2
Mortgage loans held for sale	5,858,688	6,018,550	2	11,359,174	11,626,174	2
Loans, net	798,766,800	789,556,094	3	742,149,271	737,701,011	3
Interest receivable	3,812,019	3,812,019	2	4,060,795	4,060,795	2
Financial liabilities:
Deposits	993,672,589	994,331,751	2	938,672,541	939,806,149	2
FHLB advances	66,000,000	66,084,240	2	66,000,000	66,089,183	2
Subordinated debentures issued to Capital Trusts	10,310,000	10,310,000	3	15,465,000	15,465,000	3
Subordinated notes, net	19,586,853	22,703,329	3	19,564,131	25,608,997	3
Interest payable	669,289	669,289	2	932,172	932,172	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

Note 14: Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institutions. Each institution deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021, the Bank had $61.7 million in deposits above FDIC insured limits. These funds are held with three institutions that are each shown to be well capitalized as of June 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of June 30, 2021, and the results of operations for the three and six months ended June 30, 2021 and 2020.

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

Impacts from COVID-19 on Our Financial Condition and Results of Operations

The spread of the COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. However, in recent months, unemployment rates have moderated in our markets along with infection rates, and business closings and shelter in place orders have been lifted while community health guidelines are adjusted as vaccines and additional information become available.

Financial Impacts to the Bank: Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. For the three and six-months ended June 30, 2021, provision expense of $300,000 and $700,000, respectively, was recorded compared to $750,000 and $1,250,000, respectively, for the same periods in 2020. While the Company has seen overall improvements in 2021, we expect that we could continue to experience increases in our provision for loan losses. We expect to continue working with impacted customers on a case-by-case basis based on their specific circumstances. Market interest rates have been volatile over the past year which could continue to adversely affect our net interest income, net interest margin, unrealized gains and losses on certain financial instruments and overall earnings.

Paycheck Protection Program (PPP) Activity:  In response to COVID-19, the Federal government approved various stimulus packages to assist small businesses, individuals, health care entities, education systems and certain governmental entities.  One of the most notable programs was the Coronavirus Aid, Relief and Economic Security (CARES) Act which initially made over $600 billion in funds available to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, provided funds to qualified borrowers for payroll and certain other costs with portions or all of such loans potentially forgiven if used on certain expenses and provided other criteria were met.  In late December 2020, an additional $284 billion in PPP funds was approved for eligible entities based on certain qualifications.  The PPP funding programs were heavily utilized by businesses leading to robust activity at many financial institutions.  The Bank approved and funded 661 PPP loans during 2020 totaling $55.1 million and impacting nearly 8,400 jobs in the communities we serve.  The Bank approved and funded 97 PPP loans totaling $2.7 million during the six months ended June 30, 2021 in the second round of funding.  As of June 30, 2021, $23.9 million in PPP loans are included in the commercial loan portfolio.  As of June 30, 2021, PPP loans totaling $49.8 million have already been granted forgiveness by the SBA.  The Bank is continually monitoring regulatory guidelines that will impact PPP loans that we are involved with along with any additional governmental programs that could materially impact our customers and the Bank’s financial situation.

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

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio. Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not to be considered troubled debt restructurings (TDRs) for reporting purposes. As of June 30, 2021, the Company did not have any loans remaining modified in response to COVID-19.

Financial Condition

The Company’s total assets increased $52,296,688 (5%) from $1,146,252,939 as of December 31, 2020, to $1,198,549,627 as of June 30, 2021.

Available-for-sale securities increased $31,896,124 (19%) from $164,120,869 as of December 31, 2020, to $196,016,993 as of June 30, 2021. The Company had purchases of $57,049,387 offset by sales, calls, maturities and principal payments of $24,353,627 during the six-month period.

Net loans receivable increased by $56,617,529 (8%) from $742,149,271 as of December 31, 2020, to $798,766,800 as of June 30, 2021 primarily in real estate lending.  Construction loans increased $27,996,658 (40%), and commercial real estate loans increased $52,676,773 (17%), concentrated in the multi-family and agricultural segments. Commercial loans decreased $14,067,954 (10%) primarily due to the forgiveness and repayment of approximately $13,400,000 in PPP loans, net of new PPP originations in 2021.  See discussion under “Paycheck Protection Program (PPP) Activity” in the preceding section for details on PPP lending activity, which is included in the commercial category. The Company continues to focus its lending efforts in the commercial, owner-occupied real estate and small business lending categories.

Allowance for loan losses increased $908,616 (9%) from $9,617,024 as of December 31, 2020, to $10,525,640 as of June 30, 2021. Based on its reserve analysis and methodology, the Company recorded $700,000 in provision for loan loss expense in the six-month period. The expense recognized primarily relates to loan portfolio growth, offset by reductions in non-performing, delinquent and loans impacted by COVID-19. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of June 30, 2021 and December 31, 2020 was 1.30% and 1.28%, respectively.  The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2021 and December 31, 2020 was 104.1% and 51.6%, respectively.  Management believes the allowance for loan losses at June 30, 2021 is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

Deposits increased $55,000,048 (6%) from $938,672,541 as of December 31, 2020, to $993,672,589 as of June 30, 2021. For the six months ended June 30, 2021, checking and savings accounts increased by $72,555,049 (10%) primarily due to the continued focus on attracting and retaining retail, commercial and public fund relationships. Also, a significant amount of the increase was due to the retaining of borrower PPP funds in their corresponding deposit accounts until utilization is necessary. Certificates of deposit balances decreased by $17,555,001 (9%) due to less reliance on brokered and internet accounts due to the large increases in transaction accounts noted above. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Subordinated debentures issued to Capital Trusts decreased $5,155,000 (33%) due to the full redemption in May 2021 of fixed rate junior subordinated debt securities that were due 2036. These securities were originally issued in conjunction with an offering of trust preferred securities during 2005.

Stockholders’ equity increased $4,256,833 (5%) from $88,968,366 as of December 31, 2020, to $93,225,199 as of June 30, 2021. The Company’s net income during this period exceeded dividends paid or declared by $3,416,688. Accumulated other comprehensive income increased $629,305, consisting of improvements in the unrealized losses on interest rate swaps of $1,123,125, offset by a decline in unrealized gains in the investment portfolio of $493,821. On a per common share basis, tangible book value increased to $20.71 as of June 30, 2021, as compared to $19.71 as of December 31, 2020.

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

	Three months ended 6/30/2021			Three months ended 6/30/2020

	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$782,728	$8,885	4.55%	$772,447	$9,094	4.74%
Investment securities	192,708	1,200	2.50%	136,145	923	2.73%
Other assets	163,950	105	0.26%	102,506	142	0.56%
Total interest-earning	1,139,386	10,190	3.59%	1,011,098	10,159	4.04%
Noninterest-earning	74,230			70,534
	$1,213,616			$1,081,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$55,902	17	0.12%	$45,737	17	0.15%
Transaction accounts	539,439	483	0.36%	508,861	544	0.43%
Certificates of deposit	166,306	591	1.43%	192,793	981	2.05%
FHLB advances	66,000	313	1.90%	58,264	284	1.96%
Other borrowed funds	541	2	1.48%	11,202	115	4.13%
Subordinated notes, net	19,579	263	5.39%	-	-	0.00%
Subordinated debentures issued to Capital Trusts	13,709	159	4.65%	15,465	195	5.07%
Total interest-bearing	861,476	1,828	0.85%	832,322	2,136	1.03%
Noninterest-bearing	260,698			164,259
Total liabilities	1,122,174			996,581
Stockholders’ equity	91,442			85,051
	$1,213,616			$1,081,632
Net earning balance	$277,910			$178,776
Earning yield less costing rate			2.74%			3.01%
Net interest income, and net yield spread on interest earning assets		$8,362	2.94%		$8,023	3.19%
Ratio of interest-earning assets to interest-bearing liabilities		132%			121%

	Six months ended 6/30/2021			Six months ended 6/30/2020

	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$772,563	$17,701	4.62%	$753,443	$18,647	4.98%
Investment securities	181,983	2,225	2.47%	130,993	1,808	2.78%
Other assets	180,689	240	0.27%	99,515	503	1.02%
Total interest-earning	1,135,235	20,166	3.58%	983,951	20,958	4.29%
Noninterest-earning	71,173			70,607
	$1,206,408			$1,054,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$53,470	33	0.12%	$42,720	43	0.20%
Transaction accounts	562,600	979	0.35%	506,512	1,922	0.76%
Certificates of deposit	172,496	1,381	1.61%	196,071	2,071	2.12%
FHLB advances	66,006	624	1.91%	54,872	558	2.04%
Other borrowed funds	531	3	1.14%	11,347	238	4.22%
Subordinated notes, net	19,574	525	5.41%	-	-	0.00%
Subordinated debentures issued to Capital Trusts	14,582	354	4.90%	15,465	391	5.08%
Total interest-bearing	889,259	3,899	0.88%	826,987	5,223	1.27%
Noninterest-bearing	226,207			142,028
Total liabilities	1,115,466			969,015
Stockholders’ equity	90,942			85,543
	$1,206,408			$1,054,558
Net earning balance	$245,976			$156,964
Earning yield less costing rate			2.70%			3.02%
Net interest income, and net yield spread on interest earning assets		$16,267	2.89%		$15,735	3.22%
Ratio of interest-earning assets to interest-bearing liabilities		128%			119%

Results of Operations - Comparison of Three and Six-Month Periods Ended June 30, 2021 and 2020

Net income for the three and six months ended June 30, 2021 was $2,516,182 and $4,732,198, respectively, compared to $1,883,383 and $3,988,228 for the three and six months ended June 30, 2020, respectively, which represents an increase in earnings of $632,799 (34%) and $743,970 (19%) for the three and six month periods, respectively. Generally, earnings were positively impacted by increased net interest income and noninterest income along with reduced provision for loan loss expense.

Interest Income

Total interest income for the three and six months ended June 30, 2021 increased $30,601 (less than 1%) and decreased $791,652 (4%), respectively, when compared to the same period in 2020. A sharp decline in key interest rates over the past year compressed yields on new and existing earning assets and negatively impacted the yield on the loan portfolio. For the three-month period ended June 30, 2021 compared to the same period in 2020, the average yield on interest earning assets decreased 45 basis points to 3.59% but was offset by an increase in the average balance of interest earning assets of approximately $128,288,000, primarily in cash and investment securities. For the six-month period ended June 30, 2021 compared to the same period in 2020, the average yield on interest earning assets decreased 71 basis points to 3.58% but was offset by an increase in the average balance of interest earning assets of approximately $151,284,000, primarily in cash and investment securities. Helping to offset the declines in assets yields was $392,869 and $904,310 of loan fees recognized from the origination and forgiveness of PPP loans in the three-month and six-month periods ended June 30, 2021, respectively. PPP fees of $0 and $197,392 were recognized for both the three and six-month periods ended June 30, 2020, respectively.

Interest Expense

Total interest expense for the three and six months ended June 30, 2021 decreased $308,253 (14%) and $1,323,645 (25%), respectively, when compared to the three and six months ended June 30, 2020. The decline in key interest rates over the past year discussed above also helped to reduce interest rates for nearly all deposit account types and borrowings. For the three-month period ended June 30, 2021 compared to the same period in 2020, the average cost of interest-bearing liabilities decreased 18 basis points to 0.85% but was offset by an increase in the average balance of interest-bearing liabilities of approximately $29,154,000. For the six-month period ended June 30, 2021 compared to the same period in 2020, the average cost of interest-bearing liabilities decreased 39 basis points to 0.88% but was offset by an increase in the average balance of interest-bearing liabilities of approximately $62,272,000. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $300,000 for the three months ended June 30, 2021 and $700,000 for the six months ended June 30, 2021, compared to $750,000 and $1,250,000, for the same periods in 2020, respectively. The expense amount was considered necessary primarily due to loan portfolio growth, offset by reductions in non-performing, delinquent loans impacted by COVID-19.

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

Non-Interest Income

Non-interest income increased $502,892 (22%) and $1,019,242 (23%) for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020. For these periods, the Company recognized increased income primarily from loan sources. For the three and six-month periods, income from the sale of mortgage loans increased $160,303 (18%) and $688,704 (48%), respectively, and income from sales of Small Business Administration (“SBA”) loans increased $473,887 (100%) and $897,426 (100%), respectively, when compared to the same periods in 2020. Partially offsetting these increases was the decline in income from commercial loan swap products of $318,384 (84%) and $873,874 (93%) for the applicable three and six-month periods.

Non-Interest Expense

Non-interest expense increased $384,576 (5%) and $1,041,030 (7%) for the three and six months ended June 30, 2021 when compared to the same periods in 2020.  Significant changes in non-interest expense items were as follows:

●

Salaries and employee benefit expenses increased $342,910 (8%) and $759,675 (9%) for the quarter and year-to-date compared to the same periods in 2020 primarily due to the hiring of new commercial banking executive and relationship managers and increased commissions and incentives related to strong mortgage lending activity

●

FDIC assessment premiums increased by $62,299 (73%) and $205,505 (242%) for the quarter and year-to-date compared to the same periods in 2020 due to previously awarded credits completely offsetting fees in the beginning of 2020.

Provision for Income Taxes

The provision for income taxes increased by $274,371 (61%) and $316,235 (37%) for the three and six months ended June 30, 2021 when compared to the same periods in 2020. The increase in the provision for income taxes for the quarter is primarily due to an increase in taxable income and an effective tax rate from the reduced availability and utilization of various federal and state income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of June 30, 2021 and December 31, 2020 was 104.1% and 51.6%, respectively. Total loans classified as substandard, doubtful or loss as of June 30, 2021, were $49,001,000 or 4.09% of total assets as compared to $63,491,000 or 5.54% of total assets at December 31, 2020. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts set forth in the table below are in thousands.

	6/30/2021	12/31/2020	12/31/2019
Nonperforming loans	$10,116	$18,629	$10,003
Total Loans ≥ 90 days & Still Accruing	200	-
Troubled Debt Restructure Still Accruing	136	-
Real estate acquired in settlement of loans	739	546	992
Total nonperforming assets	$11,191	$19,175	$10,995

Total nonperforming assets as a percentage of total assets	0.93%	1.67%	1.09%
Allowance for loan losses	$10,526	$9,617	$7,608
Allowance for loan losses as a percentage of gross loans	1.30%	1.28%	1.04%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $117,626,995 as of June 30, 2021 and $148,422,908 as of December 31, 2020, representing a decrease of $30,795,913. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

A final rule issued on September 17, 2019 by federal banking regulators provides a simpler method of measuring adequate capital ratios for community banking organizations. The community bank leverage ratio (CBLR) framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.0 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. These institutions also must have met well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule went into effect on January 1, 2020. During the first quarter of 2020, the CARES Act introduced interim CBLR provisions that allow for extended periods for institutions that fall below the 9.0 percent threshold to gradually increase their ratio from minimums of 8.0 percent in 2020, 8.5 percent in 2021 and 9.0 percent in 2022. Additionally, federal banking guidelines provide that financial institutions experiencing significant growth could be expected to maintain capital levels above the minimum requirements without significant reliance on intangible assets. Additionally, higher capital levels could be required under certain circumstances, such as situations involving interest rate risk, risk from concentrations of credit, or nontraditional activities. Accordingly, the Company and the Bank could be required to maintain higher capital levels in the future even if we otherwise fully comply with the CBLR rule.

The Bank opted in to the new CBLR framework during the first quarter of 2020. As of June 30, 2021, the Bank’s common equity Tier 1 ratio was 9.57% which exceeded the current minimum of 8.50%.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of June 30, 2021 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$134,135	$22,309	20%	11.57%	2.17%
+100	125,563	13,737	12%	10.67%	1.28%
NC	111,826	-	0%	9.40%	0.00%
-100	99,659	(12,167)	-11%	8.27%	-1.12%
-200	109,849	(1,977)	-2%	9.03%	-0.37%

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

During the quarter ended June 30, 2021, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Not applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a stock repurchase plan which was announced on February 28, 2020. This plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires December 31, 2022. There are no other repurchase plans in effect at June 30, 2021. During the quarter ended June 30, 2021, the Company had no repurchase activity of its common stock. As of June 30, 2021, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None

Item 6.         Exhibits

31(i).1	Certification of the Principal Executive Officer pursuant to Rule 13a -14(a) of the Exchange Act †
31(i).2	Certification of the Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act †
32	Officer certifications pursuant to 18 U.S.C. Section 1350 †
101	The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	August 6, 2021
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	August 6, 2021
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)