Form 10-Q
period 2021-09-30
GUARANTY FEDERAL BANCSHARES INC
filed 2021-11-05
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2021
Common Stock, Par Value $0.10 per share	4,383,721 Shares

GUARANTY FEDERAL BANCSHARES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	9/30/2021	12/31/2020
ASSETS
Cash and due from banks	$6,143,398	$6,366,370
Interest-bearing demand deposits in other financial institutions	145,139,978	142,056,538
Cash and cash equivalents	151,283,376	148,422,908
Interest-bearing time deposits at other financial institutions	250,000	4,760,089
Available-for-sale securities	151,206,124	164,120,869
Stock in Federal Home Loan Bank, at cost	2,095,300	3,896,900
Mortgage loans held for sale	3,284,458	11,359,174
Loans receivable, net of allowance for loan losses of
September 30, 2021 - $10,565,799 and December 31, 2020 - $9,617,024, respectively	783,121,288	742,149,271
Accrued interest receivable	3,414,959	4,060,795
Prepaid expenses and other assets	7,641,024	7,741,903
Goodwill	1,434,982	1,434,982
Core deposit intangible	1,669,160	2,026,910
Foreclosed assets held for sale	425,000	546,450
Premises and equipment, net	17,179,442	17,898,409
Operating lease right-of-use asset	8,187,496	8,469,661
Bank owned life insurance	31,745,241	25,294,780
Deferred and receivable income taxes	2,936,790	4,069,838
	$1,165,874,640	$1,146,252,939

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$1,011,295,897	$938,672,541
Federal Home Loan Bank advances	16,000,000	66,000,000
Subordinated debentures issued to Capital Trusts	10,310,000	15,465,000
Subordinated notes, net	19,598,215	19,564,131
Advances from borrowers for taxes and insurance	586,842	218,846
Accrued expenses and other liabilities	4,003,863	7,870,991
Operating lease liabilities	8,307,729	8,560,892
Accrued interest payable	230,487	932,172
	1,070,333,033	1,057,284,573

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued September 30, 2021 and December 31, 2020 - 6,919,503 shares	691,950	691,950
Additional paid-in capital	51,421,344	51,337,219
Retained earnings, substantially restricted	83,233,148	77,073,707
Accumulated other comprehensive income (loss)	(7,481)	(53,378)
	135,338,961	129,049,498
Treasury stock, at cost; September 30, 2021 and December 31, 2020 - 2,535,782 and 2,553,851 shares, respectively	(39,797,354)	(40,081,132)
	95,541,607	88,968,366
	$1,165,874,640	$1,146,252,939

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Interest Income
Loans	$9,554,678	$8,814,378	$27,256,226	$27,461,918
Investment securities	1,199,867	1,003,767	3,424,570	2,811,384
Other	104,267	150,111	344,279	652,869
	10,858,812	9,968,256	31,025,075	30,926,171
Interest Expense
Deposits	863,752	1,499,878	3,256,921	5,536,156
FHLB advances	232,725	302,949	856,667	860,375
Subordinated debentures issued to Capital Trusts	107,762	212,470	461,561	603,636
Subordinated notes, net	262,500	180,833	787,500	180,833
Other	1,708	40,613	5,087	278,677
	1,468,447	2,236,743	5,367,736	7,459,677
Net Interest Income	9,390,365	7,731,513	25,657,339	23,466,494
Provision for Loan Losses	100,000	950,000	800,000	2,200,000
Net Interest Income After
Provision for Loan Losses	9,290,365	6,781,513	24,857,339	21,266,494
Noninterest Income
Service charges	500,073	370,203	1,305,254	1,092,830
Net gain on sale of investment securities	2,674,210	298,158	2,740,870	461,350
Gain on sale of mortgage loans held for sale	1,104,720	1,195,290	3,220,058	2,621,924
Gain on sale of Small Business Administration loans	388,036	498,737	1,285,462	498,737
Commercial loan referral income	42,131	160,872	104,743	1,097,358
Net gain (loss) on foreclosed assets	53,047	31,588	(74,383)	(49,116)
Other income	756,073	715,483	2,367,378	1,959,098
	5,518,290	3,270,331	10,949,382	7,682,181
Noninterest Expense
Salaries and employee benefits	4,630,812	4,588,647	13,478,880	12,677,040
Occupancy	1,158,387	1,164,931	3,429,639	3,480,873
FDIC deposit insurance premiums	154,677	107,039	445,182	192,039
Loss on early termination of interest rate swap	2,580,000	-	2,580,000	-
Data processing	671,140	593,515	1,896,514	1,767,851
Advertising	122,250	122,250	366,750	366,750
Amortization of core deposit intangible	119,250	119,250	357,750	357,750
Other expense	1,169,398	1,039,617	3,144,189	2,944,906
	10,605,914	7,735,249	25,698,904	21,787,209
Income Before Income Taxes	4,202,741	2,316,595	10,107,817	7,161,466
Provision for Income Taxes	802,431	418,819	1,975,309	1,275,462
Net Income Available to Common Shareholders	$3,400,310	$1,897,776	$8,132,508	$5,886,004

Basic Income Per Common Share	$0.78	$0.44	$1.87	$1.36
Diluted Income Per Common Share	$0.78	$0.44	$1.86	$1.35

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
NET INCOME	$3,400,310	$1,897,776	$8,132,508	$5,886,004
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(791,408)	933,372	(1,374,511)	3,603,704
Change in unrealized gain (loss) on interest rate swaps, before income taxes	117,978	288,568	1,595,774	(3,717,347)
Add: Reclassification adjustment for realized losses on interest rate swaps included in net income, before income taxes	2,580,000	-	2,580,000	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(2,674,210)	(298,158)	(2,740,870)	(461,350)
Total other items of comprehensive income (loss)	(767,640)	923,782	60,393	(574,993)
Income tax expense (benefit) related to other items of comprehensive income	(184,232)	222,076	14,496	(137,276)
Other comprehensive income (loss)	(583,408)	701,706	45,897	(437,717)
TOTAL COMPREHENSIVE INCOME	$2,816,902	$2,599,482	$8,178,405	$5,448,287

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Common Stock	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	$691,950	$51,337,219	$(40,081,132)	$77,073,707	$(53,378)	$88,968,366
Net income	-	-	-	2,216,016	-	2,216,016
Other comprehensive loss	-	-	-	-	(1,311,476)	(1,311,476)
Dividends on common stock ($0.15 per share)	-	-	-	(654,754)	-	(654,754)
Stock award plans	-	(195,671)	304,057	-	-	108,386
Balance, March 31, 2021	691,950	51,141,548	(39,777,075)	78,634,969	(1,364,854)	89,326,538
Net income	-	-	-	2,516,182	-	2,516,182
Other comprehensive income	-	-	-	-	1,940,781	1,940,781
Dividends on common stock ($0.15 per share)	-	-	-	(660,756)	-	(660,756)
Stock award plans	-	102,454	-	-	-	102,454
Balance, June 30, 2021	691,950	51,244,002	(39,777,075)	80,490,395	575,927	93,225,199
Net income	-	-	-	3,400,310	-	3,400,310
Other comprehensive income	-	-	-	-	(583,408)	(583,408)
Dividends on common stock ($0.15 per share)	-	-	-	(657,557)	-	(657,557)
Stock award plans	-	177,342	(20,279)	-	-	157,063
Balance, September 30, 2021	$691,950	$51,421,344	$(39,797,354)	$83,233,148	$(7,481)	$95,541,607

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

See Notes to Condensed Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	9/30/2021	9/30/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,132,508	$5,886,004
Adjustments to reconcilie net income to net cash provided by (used in) operating activities:
Deferred income taxes	803,025	(1,990,466)
Depreciation and amortization	1,454,624	1,504,337
Provision for loan losses	800,000	2,200,000
Gain on sale of Small Business Administration loans	(1,285,462)	(498,737)
Gain on sale of mortgage loans held for sale and investment securities	(5,960,928)	(3,083,274)
Loss on sale of foreclosed assets	64,420	22,880
Amortization of deferred income, premiums and discounts, net	(815,229)	1,862,301
Amortization of intangible assets	357,750	357,750
Amortization of subordinated notes issuance cost	34,084	7,215
Stock award plan activity	367,903	81,221
Accretion of purchase accounting adjustments	(104,786)	(335,640)
Origination of loans held for sale	(115,606,103)	(100,689,835)
Proceeds from sale of loans held for sale	126,900,877	100,838,910
Increase in cash surrender value of bank owned life insurance	(450,461)	(453,473)
Changes in:
Accrued interest receivable	645,836	(1,289,199)
Prepaid expenses and other assets	183,050	1,740,752
Accounts payable and accrued expenses	(477,920)	930,947
Income taxes receivable/payable	315,528	-
Net cash provided by operating activities	15,358,716	7,091,693
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(48,667,947)	(57,706,948)
Proceeds from sale of loans	9,143,224	4,365,535
Proceeds payments on available-for-sale securities	18,952,487	17,327,023
Proceeds from maturities of available-for-sale securities	6,820,551	6,647,890
Purchase of premises and equipment	(706,655)	(558,239)
Purchase of available-for-sale securities	(68,802,579)	(88,059,879)
Proceeds from sale of available-for-sale securities	54,289,807	27,430,799
Purchase of bank owned life insurance	(6,000,000)	-
Proceeds from maturities of interest-bearing time deposits at other financial institutions	4,510,000	-
Redemption (purchase) of FHLB stock	1,801,600	(94,600)
Capitalized costs on foreclosed assets held for sale	(91,034)	-
Proceeds from sale of foreclosed assets held for sale	386,304	7,189
Net cash used in investing activities	(28,364,242)	(90,641,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	104,754,391	125,046,823
Net decrease in certificates of deposit	(32,131,035)	(19,533,749)
Proceeds from FHLB advances	100,000,000	26,000,000
Repayments of FHLB advances	(150,000,000)	(25,000,000)
Proceeds from issuance of notes payable	-	1,800,000
Repayments of notes payable	-	(13,000,000)
Issuance of subordinated notes, net of issuance costs	-	19,545,555
Repayment of subordinated debentures	(5,155,000)	-
Advances from borrowers for taxes and insurance	367,996	373,402
Cash dividends paid	(1,970,358)	(1,960,405)
Treasury stock purchased	-	(390,268)
Net cash provided by financing activities	15,865,994	112,881,358
INCREASE IN CASH AND CASH EQUIVALENTS	2,860,468	29,331,821
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,422,908	92,671,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,283,376	$122,003,730

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

Note 3: Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of September 30, 2021
Debt Securities:
U. S. government agencies	$7,778,150	$2,072	$(139,192)	$7,641,030
Municipals	43,560,826	702,568	(479,810)	43,783,584
Corporates	39,035,418	639,486	(278,682)	39,396,222
Mortgage-backed securities - private label - commercial	10,918,524	76,303	(31,810)	10,963,017
Mortgage-backed securities - private label - consumer	8,142,481	214,890	(43,387)	8,313,984
Government sponsored asset-backed securities and SBA loan pools	41,015,057	480,811	(387,581)	41,108,287
	$150,450,456	$2,116,130	$(1,360,462)	$151,206,124

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
Debt Securities:
U. S. government agencies	$6,282,000	$6,519	$(4,885)	$6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored asset-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

Maturities of available-for-sale debt securities as of September 30, 2021:

	Amortized Cost	Approximate Fair Value
1-5 years	1,500,000	1,509,925
6-10 years	38,399,236	38,628,588
After 10 years	50,475,158	50,682,323
Mortgage-backed securities - private label - commercial not due on a single maturity date	10,918,524	10,963,017
Mortgage-backed securities - private label - consumer not due on a single maturity date	8,142,481	8,313,984
Government sponsored asset-backed securities and SBA loan pools not due on a single maturity date	41,015,057	41,108,287
	$150,450,456	$151,206,124

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $14,866,580 and $8,294,321 as of September 30, 2021 and December 31, 2020, respectively. The approximate fair value of pledged securities amounted to $14,969,209 and $8,749,409 as of September 30, 2021 and December 31, 2020, respectively.

Realized gains and losses are recorded as net securities gains. Gains and losses on sales of securities are determined on the specific identification method. Gross gains of $2,799,165 and $552,366 and gross losses of $58,295 and $91,016 for the nine months ended September 30, 2021 and September 30, 2020, respectively, were realized from the sale of available-for-sale securities. The tax effect of these net gains and losses was $575,583 and $96,883 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2021 and December 31, 2020, was $67,993,290 and $30,049,473 respectively, which is approximately 45% and 18% of the Company’s investment portfolio.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

As of September 30, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$5,687,120	$(91,030)	$1,451,838	$(48,162)	$7,138,958	$(139,192)
Municipals	18,756,681	(437,612)	473,512	(42,198)	19,230,193	(479,810)
Corporates	11,247,513	(157,976)	4,150,027	(120,706)	15,397,540	(278,682)
Mortgage-backed securities - private label - commercial	2,974,690	(28,846)	1,491,300	(2,964)	4,465,990	(31,810)
Mortgage-backed securities - private label - consumer	1,040,550	(29,341)	1,281,544	(14,046)	2,322,094	(43,387)
Government sponsored mortgage-backed securities and SBA loan pools	18,836,141	(300,225)	602,374	(87,356)	19,438,515	(387,581)
	$58,542,695	$(1,045,031)	$9,450,595	$(315,431)	$67,993,290	$(1,360,462)

As of December 31, 2020	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,495,116	$(4,885)	$-	$-	$1,495,116	$(4,885)
Municipals	4,011,492	(26,991)	-	-	4,011,492	(26,991)
Corporates	14,869,853	(171,811)	-	-	14,869,853	(171,811)
Mortgage-backed securities - private label - commercial	1,481,805	(10,650)	-	-	1,481,805	(10,650)
Mortgage-backed securities - private label - consumer	2,391,511	(25,747)	-	-	2,391,511	(25,747)
Government sponsored mortgage-backed securities and SBA loan pools	5,799,696	(74,165)	-	-	5,799,696	(74,165)
	$30,049,473	$(314,249)	$-	$-	$30,049,473	$(314,249)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at September 30, 2021 and December 31, 2020 include:

	September 30,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$104,944,327	$115,799,200
Multi-family	75,850,187	90,028,775
Real estate - construction	114,525,560	70,847,330
Real estate - commercial	360,043,708	305,673,212
Commercial loans	117,017,025	144,326,350
Consumer and other loans	21,853,113	26,733,546
Total loans	794,233,920	753,408,413
Less:
Allowance for loan losses	(10,565,799)	(9,617,024)
Deferred loan fees/costs, net	(546,833)	(1,642,118)
Net loans	$783,121,288	$742,149,271

Classes of loans by aging at September 30, 2021 and December 31, 2020 were as follows:

As of September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$32	$51	$992	$1,075	$103,869	$104,944	$-
Multi-family	-	-	-	-	75,850	75,850	-
Real estate - construction	48	419	2,052	2,519	112,007	114,526	-
Real estate - commercial	-	36	247	283	359,761	360,044	-
Commercial loans	23	1,639	-	1,662	115,355	117,017	-
Consumer and other loans	2	1	-	3	21,850	21,853	-
Total	$105	$2,146	$3,291	$5,542	$788,692	$794,234	$-

As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$623	$1,058	$1,071	$2,752	$113,047	$115,799	$-
Multi-family	-	-	-	-	90,029	90,029	-
Real estate - construction	1,239	-	4,189	5,428	65,419	70,847	-
Real estate - commercial	264	76	161	501	305,172	305,673	-
Commercial loans	6	1	4,784	4,791	139,535	144,326	-
Consumer and other loans	10	1	21	32	26,702	26,734	-
Total	$2,142	$1,136	$10,226	$13,504	$739,904	$753,408	$-

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$1,482,719	$3,086,159
Multi-family	-	-
Real estate - construction	2,891,243	6,239,326
Real estate - commercial	3,456,850	3,932,241
Commercial loans	2,083,822	5,249,782
Consumer and other loans	91,350	121,090
Total	$10,005,984	$18,628,598

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,880	$4,449	$1,347	$967	$1,406	$376	$101	$10,526
Provision charged to expense	151	11	(157)	(148)	(139)	26	356	$100
Losses charged off	-	-	(1)	-	-	(69)	-	$(70)
Recoveries	25	1	-	-	(26)	10	-	$10
Balance, end of period	$2,056	$4,461	$1,189	$819	$1,241	$343	$457	$10,566

Nine months ended September 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Provision charged to expense	792	836	(233)	(239)	(17)	(138)	(201)	$800
Losses charged off	(121)	(1)	(27)	-	-	(135)	-	$(284)
Recoveries	253	2	4	-	129	45	-	$433
Balance, end of period	$2,056	$4,461	$1,189	$819	$1,241	$343	$457	$10,566

Three months ended September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,569	$2,998	$1,539	$794	$1,299	$466	$123	$8,788
Provision charged to expense	53	270	(30)	126	158	41	332	$950
Losses charged off	-	-	(1)	-	(17)	(62)	-	$(80)
Recoveries	-	1	1	-	3	18	-	$23
Balance, end of period	$1,622	$3,269	$1,509	$920	$1,443	$463	$455	$9,681

Nine months ended September 30, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of period	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	(127)	995	508	174	325	143	182	$2,200
Losses charged off	-	-	(1)	-	(49)	(175)	-	$(225)
Recoveries	-	7	1	-	38	52	-	$98
Balance, end of period	$1,622	$3,269	$1,509	$920	$1,443	$463	$455	$9,681

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2021 and December 31, 2020:

As of September 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$262	$79	$51	$-	$65	$15	$-	$472
Ending balance: collectively evaluated for impairment	$1,794	$4,382	$1,138	$819	$1,176	$328	$457	$10,094
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$2,891	$1,516	$1,483	$-	$1,971	$187	$-	$8,048
Ending balance: collectively evaluated for impairment	$111,635	$356,317	$103,461	$75,850	$114,945	$21,666	$-	$783,874
Ending balance: loans acquired with deteriorated credit quality	$-	$2,211	$-	$-	$101	$-	$-	$2,312

As of December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$114	$117	$112	$-	$62	$15	$-	$420
Ending balance: collectively evaluated for impairment	$1,018	$3,507	$1,333	$1,058	$1,066	$556	$658	$9,196
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$6,239	$1,810	$3,110	$-	$5,111	$202	$-	$16,472
Ending balance: collectively evaluated for impairment	$64,608	$301,453	$112,689	$90,029	$139,083	$26,532	$-	$734,394
Ending balance: loans acquired with deteriorated credit quality	$-	$2,410	$-	$-	$132	$-	$-	$2,542

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

The following table summarizes the recorded investment in impaired loans at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,376	$1,376	$-	$2,780	$2,780	$-
Multi-family	-	-	-	-	-	-
Real estate - construction	2,025	2,025	-	5,081	5,081	-
Real estate - commercial	3,222	3,222	-	3,419	3,419	-
Commercial loans	1,740	1,740	-	4,902	4,902	-
Consumer and other loans	91	91	-	100	100	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$107	$107	$51	$330	$330	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	866	866	262	1,158	3,129	114
Real estate - commercial	505	505	79	801	801	117
Commercial loans	332	332	65	341	341	63
Consumer and other loans	96	96	15	102	102	15
Total
Real estate - residential mortgage:
One to four family units	$1,483	$1,483	$51	$3,110	$3,110	$112
Multi-family	-	-	-	-	-	-
Real estate - construction	2,891	2,891	262	6,239	8,210	114
Real estate - commercial	3,727	3,727	79	4,220	4,220	117
Commercial loans	2,072	2,072	65	5,243	5,243	63
Consumer and other loans	187	187	15	202	202	15
Total	$10,360	$10,360	$472	$19,014	$20,985	$421

The following table summarizes average impaired loans and related interest recognized on impaired loans for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2021		September 30, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,372	$-	$1,076	$-
Multi-family	-	-	-	-
Real estate - construction	2,025	-	-	-
Real estate - commercial	3,247	1	3,300	1
Commercial loans	1,744	-	85	-
Consumer and other loans	92	3	123	3
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$107	$-	$1,298	$-
Multi-family	-	-	-	-
Real estate - construction	866	-	4,440	-
Real estate - commercial	509	-	249	-
Commercial loans	321	-	754	-
Consumer and other loans	97	-	124	-
Total
Real estate - residential mortgage:
One to four family units	$1,479	$-	$2,374	$-
Multi-family	-	-	-	-
Real estate - construction	2,891	-	4,440	-
Real estate - commercial	3,756	1	3,549	1
Commercial loans	2,065	-	839	-
Consumer and other loans	189	3	247	3
Total	$10,380	$4	$11,449	$4

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,039	$-	$1,096	$-
Multi-family	-	-	-	-
Real estate - construction	3,704	-	-	-
Real estate - commercial	3,324	5	3,104	2
Commercial loans	3,155	-	34	-
Consumer and other loans	100	8	111	10
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$157	$-	$1,248	$-
Multi-family	-	-	-	-
Real estate - construction	899	-	4,272	-
Real estate - commercial	637	-	240	-
Commercial loans	323	-	862	-
Consumer and other loans	94	-	145	-
Total
Real estate - residential mortgage:
One to four family units	$2,196	$-	$2,344	$-
Multi-family	-	-	-	-
Real estate - construction	4,603	-	4,272	-
Real estate - commercial	3,961	5	3,344	2
Commercial loans	3,478	-	896	-
Consumer and other loans	194	8	256	10
Total	$14,432	$13	$11,112	$12

At September 30, 2021, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (“TDR”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following table presents the carrying balance of TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Real estate - residential mortgage:
One to four family units	$176,977	$1,178,876
Multi-family	-	-
Real estate - construction	839,420	3,700,084
Real estate - commercial	727,143	893,992
Commercial loans	314,768	368,310
Total	$2,058,308	$6,141,262

The Bank has allocated $323,886 and $142,393 of specific reserves to customers whose loan terms have been modified as a TDR as of September 30, 2021 and December 31, 2020, respectively.

There were no TDRs for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables provide information about the credit quality of the loan portfolio using the Bank’s internal rating system as of September 30, 2021 and December 31, 2020:

September 30, 2021	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$111,566	$316,274	$102,966	$74,441	$108,396	$21,666	$735,309
Special Mention	-	5,220	69	1,409	4,326	-	11,024
Substandard	2,960	38,550	1,909	-	4,295	187	47,901
Doubtful	-	-	-	-	-	-	-
Total	$114,526	$360,044	$104,944	$75,850	$117,017	$21,853	$794,234

December 31, 2020	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$64,531	$262,771	$110,615	$90,029	$130,874	$26,532	$685,352
Special Mention	-	4,442	-	-	123	-	4,565
Substandard	6,316	38,460	5,184	-	13,329	202	63,491
Doubtful	-	-	-	-	-	-	-
Total	$70,847	$305,673	$115,799	$90,029	$144,326	$26,734	$753,408

The above amounts include purchased credit impaired loans. At September 30, 2021, purchased credit impaired loans comprised of $2.3 million were rated “Substandard”.

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

Commercial Loan Referral Income: In certain circumstances, the Company enters into variable-rate loan agreements (Assumable Rate Conversion “ARC” Master Servicing Agreements) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”).  This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  The Company is required to enter into a transaction agreement as part of each loan.  The agreement results in the assumption of credit and market risk equivalent by the Bank.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  Fee income related to these agreements was $104,743 and $1,097,358 for the nine months ended September 30, 2021 and 2020, respectively.

Note 5: Intangible Assets

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition. Goodwill is tested annually, or more often if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill impairment was neither indicated nor recorded during the three and nine months ended September 30, 2021. Goodwill amounts are not deductible for tax purposes.

Additionally, as part of the Hometown acquisition, core deposit premiums of $3.5 million were recorded. Core deposit premiums are amortized over a seven year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,851)	(1,493)
Core deposit intangible, net	1,669	2,027
Remaining balance	$3,104	$3,462

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2021 is as follows:

	Amortization Expense
	(in Thousands)

Remainder of:	2021	$119
	2022	477
	2023	477
	2024	477
	2025	119
	Therafter	-
	Total	$1,669

Note 6: Leases

As of September 30, 2021, the Company has recorded operating Right of Use (“ROU”) assets of $8,187,496 and corresponding operating ROU liabilities of $8,307,729. At December 31, 2020, operating ROU assets were $8,469,661 with corresponding liabilities of $8,560,892. Additionally, as of September 30, 2021, the Company had financing ROU assets and liabilities of $592,697 compared to balances of $510,526 as of December 31, 2020. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Finance lease cost:
Amortization of right-of-use assets	$147,009	$100,490	$63,679	$38,381
Interest on lease liabilities	5,088	5,940	1,709	1,901
Operating lease cost	815,345	817,715	269,449	273,272
Sublease income	(22,575)	(36,900)	(9,975)	(12,300)

Total lease costs	$944,867	$887,245	$324,862	$301,254

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.4	3.6
Weighted-average remaining lease term - operating leases (in years)	13.8	14.5
Weighted-average discount rate - financing leases	1.10%	1.34%
Weighted-average discount rate - operating leases	5.73%	5.66%

The following table sets forth, as of September 30, 2021, the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability:

	Financing	Operating	Total
		(In Thousands)
Remainder of: 2021	$56	$262	$318
2022	216	1,049	1,265
2023	143	1,053	1,196
2024	100	894	994
2025	72	790	862
Thereafter	15	8,240	8,255
Total undiscounted future minimum lease cash payments	$602	$12,288	$12,890
Present value discount	(9)	(3,980)	(3,989)
Lease liability	$593	$8,308	$8,901

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

Note 9: Benefit Plans

The Company has stock-based employee compensation plans, which are described in the Company’s 2020 Annual Report. The following tables below summarize transactions under the Company’s equity plans for the nine months ended September 30, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2021	28,037	$21.80
Granted	20,126	18.35
Vested	(9,599)	22.20
Forfeited	(1,310)	21.65
Balance of shares non-vested as of September 30, 2021	37,254	$19.84

In February 2021, the Company granted 6,979 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a cliff vesting at the end of one year and thus, are expensed over that same period. These shares had a grant date market price of $18.79 per share. The total amount of expense for restricted stock grants to directors (including the previous year’s grants) during the nine months ended September 30, 2021 and 2020 was $97,207 and $102,244, respectively.

For the nine months ended September 30, 2021 and 2020, the Company granted 13,147 and 13,134 shares, respectively, of restricted stock to officers that have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The total amount of expense for restricted stock grants to officers (including all previous years’ grants) during the nine months ended September 30, 2021 and 2020 was $159,154 and $74,697, respectively.

Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value

Balance of shares non-vested as of January 1, 2021	53,075	$15.40
Granted	-	-
Vested	-	-
Forfeited	(9,927)	15.62
Balance of shares non-vested as of September 30, 2021	43,148	$15.34

During 2020, the Company granted performance stock units representing 53,075 hypothetical shares of common stock to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The performance stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the performance stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the threshold and target levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense (income) for performance stock units during the nine months ended September 30, 2021 and 2020 was $124,634 and $(68,728), respectively. The 2020 year-to-date figure includes credit amounts from prior year reversals of certain accruals related to final performance agreement payouts under previous grants and the reduction of stock price for valuing compensation expense in the current year.

Total stock-based compensation expense recognized for the nine months ended September 30, 2021 and 2020 was $380,995 and $108,213, respectively. As of September 30, 2021, there was $516,043 of unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized over the remaining vesting period.

Note 10: Income Per Common Share

	For three months ended September 30, 2021			For nine months ended September 30, 2021
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$3,400,310	4,346,467	$0.78	$8,132,508	4,343,633	$1.87
Effect of Dilutive Securities		30,145			18,662
Diluted Income Per Common Share	$3,400,310	4,376,612	$0.78	$8,132,508	4,362,295	$1.86

	For three months ended September 30, 2020			For nine months ended September 30, 2020
	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share	Income Available to Common Shareholders	Average Common Shares Outstanding	Per Common Share
Basic Income Per Common Share	$1,897,776	4,337,615	$0.44	$5,886,004	4,328,145	$1.36
Effect of Dilutive Securities		8,662			18,638
Diluted Income Per Common Share	$1,897,776	4,346,277	$0.44	$5,886,004	4,346,783	$1.35

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

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2021.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. During the quarter ended September 30, 2021, the Company executed a de-leveraging transaction whereby utilizing the proceeds from the sale of $43 million in investment securities and $7 million of excess cash to terminate this interest rate swap and payoff $50 million in higher-cost FHLB advances. The $2.7 million of gains recognized on the investment sales were used to offset the prepayment loss on the interest rate swap of $2.6 million. The prepayment loss on the interest rate swap of $2.6 million was reclassified from other comprehensive income and reported as loss on interest rate swap on the Company’s statement of income.

In March 2019, the Company entered into a forward start interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. The swap rate paid is 4.09% and is hedged against three-month floating LIBOR plus 145 basis points with a termination date of February 2026. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2021, the Company reported a $581,721 unrealized loss, net of a $183,701 tax effect, in other comprehensive income related to this cash flow hedge.

The Company documents, both at inception and periodically over the life of the hedges, its analysis of actual and expected hedge effectiveness.

As of September 30, 2021, based on current fair values, the Company had pledged cash collateral of $840,000 to its counterparty for the swaps, included on the balance sheet in interest-bearing demand deposits in other financial institutions. As of December 31, 2020, based on then current fair values, the Company had pledged cash collateral of $5.1 million to the counterparty.

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments on the consolidated balance sheets at September 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments:

						September 30, 2021
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	Estimated Fair Value at:
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	September 30, 2021	December 31, 2020

2/28/2018	9/21/2021	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$0	$(3,760,287)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(765,422)	$(1,180,909)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Three months ended September 30,		Nine months ended September 30,
Type	Classfication	2021	2020	2021	2020

Interest rate swap - FHLB Advances	Interest expense	$165,417	$228,899	$650,316	$391,277

Interest rate swap - Subordinated Debentures	Interest expense	$65,819	$61,211	$193,289	$121,242

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

September 30, 2021
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$7,641	$-	$7,641
Municipals	-	43,784	-	43,784
Corporates	-	39,396	-	39,396
Mortgage-backed securities - private label-commercial	-	10,963	-	10,963
Mortgage-backed securities - private label-consumer	-	8,314	-	8,314
Government sponsored asset-backed securities and SBA loan pools	-	41,108	-	41,108
Available-for-sale securities	$-	$151,206	$-	$151,206

Financial liabilities:

Interest rate swaps	$-	$765	$-	$765

December 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
Government agencies	$-	$6,284	$-	$6,284
Municipals	-	61,969	-	61,969
Corporates	-	30,601	-	30,601
Mortgage-backed securities - private label-commercial	-	5,444	-	5,444
Mortgage-backed securities - private label-consumer	-	9,452	-	9,452
Government sponsored mortgage-backed securities and SBA loan pools	-	50,371	-	50,371
Available-for-sale securities	$-	$164,121	$-	$164,121

Financial liabilities:

Interest rate swaps	$-	$4,941	$-	$4,941

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2021	$-	$-	$4,575	$4,575

December 31, 2020	$-	$-	$5,809	$5,809

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
September 30, 2021	$-	$-	$250	$250

December 31, 2020	$-	$-	$371	$371

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurement at September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Fair Value September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$4,575	Market Comparable	Discount to reflect realizable value	1%	-	79%	(10%)
Foreclosed assets held for sale	$250	Market Comparable	Discount to reflect realizable value		33%		(33%)

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,809	Market Comparable	Discount to reflect realizable value	1%	-	80%	(7%)
Foreclosed assets held for sale	$371	Market Comparable	Discount to reflect realizable value	4%	-	4%	(4%)

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$151,283,376	$151,283,376	1	$148,422,908	$148,422,908	1
Interest-bearing time deposits at other institutions	250,000	250,000	2	4,760,089	4,771,605	2
Federal Home Loan Bank stock	2,095,300	2,095,300	2	3,896,900	3,896,900	2
Mortgage loans held for sale	3,284,458	3,372,997	2	11,359,174	11,626,174	2
Loans, net	783,121,288	774,211,801	3	742,149,271	737,701,011	3
Interest receivable	3,414,959	3,414,959	2	4,060,795	4,060,795	2
Financial liabilities:
Deposits	1,011,295,897	1,011,709,617	2	938,672,541	939,806,149	2
FHLB advances	16,000,000	16,038,064	2	66,000,000	66,089,183	2
Subordinated debentures issued to Capital Trusts	10,310,000	10,310,000	3	15,465,000	15,465,000	3
Subordinated notes, net	19,598,215	22,639,760	3	19,564,131	25,608,997	3
Interest payable	230,487	230,487	2	932,172	932,172	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

Note 14: Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institutions. Each institution deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021, the Bank had $61.9 million in deposits above FDIC insured limits. These funds are held with six institutions that are each shown to be well capitalized as of September 30, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The primary function of the Company is to monitor and oversee its investment in the Bank. The Company engages in few other activities, and the Company has no significant assets other than its investment in the Bank. As a result, the results of operations of the Company are derived primarily from operations of the Bank. The Bank’s results of operations are primarily dependent on net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s income is also affected by the level of its noninterest expenses, such as employee salaries and benefits, occupancy expenses and other expenses. The following discussion reviews material changes in the Company’s financial condition as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021 and 2020.

Forward-Looking Statements

The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management’s perception thereof as of the date of this Form 10-Q. When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The following factors or combination of factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the severity, magnitude and duration of COVID-19 and the direct and indirect impacts of COVID-19, as well as responses to COVID-19 by the government, businesses and consumers; the disruption of global, national, state and local economies associated with COVID-19; the strength of the United States economy in general and the strength of the real estate values and the local economies in which the Company conducts operations; insufficient provisions for loan losses (which could reduce earnings for several periods until acceptable levels are reached); new accounting standards for calculating loan loss reserves (which may have a material adverse impact on our financial condition); merger or acquisition activity (which may not produce anticipated results); changes in portfolio composition; a decrease in cash flows from our investment portfolio (which may adversely affect our liquidity); changes in management strategy; increased competition from both bank and non-bank companies; the impact of recent and potential future changes in the laws, rules, regulations, interpretations and policies relating to financial institutions, accounting, insurance, tax, monetary and fiscal matters and their application by our regulators; the effects of, and changes in, trade, monetary and fiscal policies and laws; changes in interest rates including negative interest rates; changes in LIBOR including the impact of the anticipated elimination of LIBOR and resultant transition to a new benchmark; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; asset quality deterioration; environmental liability associated with real estate collateral; technological changes and cybersecurity risks; employee retention; the success of the Company at managing the risks resulting from these factors; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors described under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Financial Impacts to the Bank: Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. For the three and nine-months ended September 30, 2021, provision for loan loss expense of $100,000 and $800,000, respectively, was recorded compared to $950,000 and $2,200,000, respectively, for the same periods in 2020. While the Company has seen overall improvements in 2021, we expect that we could continue to experience increases in our provision for loan losses. We expect to continue working with impacted customers on a case-by-case basis based on their specific circumstances. Market interest rates have been volatile over the past year which could continue to adversely affect our net interest income, net interest margin, unrealized gains and losses on certain financial instruments and overall earnings.

Paycheck Protection Program (PPP) Activity: In response to COVID-19, the Federal government approved various stimulus packages to assist small businesses, individuals, health care entities, education systems and certain governmental entities. One of the most notable programs was the Coronavirus Aid, Relief and Economic Security (CARES) Act which initially made over $600 billion in funds available in 2020 to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, provided funds to qualified borrowers for payroll and certain other costs with portions or all of such loans potentially forgiven if used on certain expenses and provided other criteria were met. In late December 2020, an additional $284 billion in PPP funds was approved for eligible entities based on certain qualifications. The PPP funding programs were heavily utilized by businesses leading to robust activity at many financial institutions. The Bank approved and funded 661 PPP loans during 2020 totaling $55.1 million and impacting nearly 8,400 jobs in the communities we serve. The Bank approved and funded 366 PPP loans totaling $18.2 million during the first half of 2021 in the second round of funding. As of September 30, 2021, $3.8 million in PPP loans are included in the commercial loan portfolio. As of September 30, 2021, PPP loans totaling $69.8 million have already been granted forgiveness by the SBA. The Bank is continually monitoring regulatory guidelines that will impact PPP loans that we are involved with along with any additional governmental programs that could materially impact our customers and the Bank’s financial situation.

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

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio. Based on recent guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not to be considered troubled debt restructurings (TDRs) for reporting purposes. As of September 30, 2021, the Company did not have any loans remaining modified in response to COVID-19.

Financial Condition

The Company’s total assets increased $19,621,701 (2%) from $1,146,252,939 as of December 31, 2020, to $1,165,874,640 as of September 30, 2021.

Available-for-sale securities decreased $12,914,745 (8%) from $164,120,869 as of December 31, 2020, to $151,206,124 as of September 30, 2021. The Company had purchases of $68,802,579 offset by sales, calls, maturities and principal payments of $80,062,845 during the nine-month period. During September, the Company executed a de-leveraging transaction utilizing the proceeds from the sale of $43 million in investment securities and $7 million of excess cash to terminate an interest rate swap and pay off $50 million in higher-cost FHLB advances. The $2.7 million of gains recognized on the investment sales were used to offset the prepayment loss on the interest rate swap of $2.6 million. The immediate balance sheet impact was a reduction of both lower yielding long-term assets and higher cost long-term borrowings, while increasing the Company’s tangible common equity ratio. The projected income statement impact will be a lower cost of funds, an expansion of net interest margin and an improved return on average assets due to the reduced total asset size.

Net loans receivable increased by $40,972,017 (6%) from $742,149,271 as of December 31, 2020, to $783,121,288 as of September 30, 2021, primarily in real estate lending. Construction loans increased $43,678,230 (62%), and commercial real estate loans increased $54,370,496 (18%), concentrated in the multi-family and agricultural segments. Commercial loans decreased $27,309,325 (19%) primarily due to the forgiveness and repayment of approximately $33,462,000 in PPP loans, net of new PPP originations in 2021. See discussion under “Paycheck Protection Program (PPP) Activity” in the preceding section for details on PPP lending activity, which is included in the commercial category. The Company continues to focus its lending efforts in the commercial, owner-occupied real estate and small business lending categories.

Allowance for loan losses increased $948,775 (10%) from $9,617,024 as of December 31, 2020, to $10,565,799 as of September 30, 2021. Based on its reserve analysis and methodology, the Company recorded $800,000 in provision for loan loss expense in the nine-month period. The expense recognized primarily relates to loan portfolio growth, offset by reductions in non-performing loans, delinquent loans and loans impacted by COVID-19. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of September 30, 2021 and December 31, 2020 was 1.33% and 1.28%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2021 and December 31, 2020 was 105.6% and 51.6%, respectively. Management believes the allowance for loan losses at September 30, 2021 is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio even after taking the expected loan defaults attributable to COVID-19 into account.

Deposits increased $72,623,356 (8%) from $938,672,541 as of December 31, 2020, to $1,011,295,897 as of September 30, 2021. For the nine months ended September 30, 2021, checking and savings accounts increased by $104,754,391 (14%) primarily due to the continued focus on attracting and retaining retail, commercial and public fund relationships. Also, a significant amount of the increase was due to the retaining of borrower PPP funds in their corresponding deposit accounts until utilization is necessary. Certificates of deposit balances decreased by $32,131,035 (17%) due to less reliance on brokered and internet accounts due to the large increases in transaction accounts noted above. See also the discussion under Item 3 - “Quantitative and Qualitative Disclosure about Market Risk – Asset/Liability Management.”

Federal Home Loan Bank advances decreased $50,000,000 (76%) due to the full repayment in September 2021 of short-term fixed rate advances that were due in November 2021.

Subordinated debentures issued to Capital Trusts decreased $5,155,000 (33%) due to the full redemption in May 2021 of fixed rate junior subordinated debt securities that were due in 2036. These securities were originally issued in conjunction with an offering of trust preferred securities during 2005.

Stockholders’ equity increased $6,573,241 (7%) from $88,968,366 as of December 31, 2020, to $95,541,607 as of September 30, 2021. The Company’s net income during this period exceeded dividends paid or declared by $6,159,441. On a per common share basis, tangible book value increased to $21.27 as of September 30, 2021, as compared to $19.71 as of December 31, 2020.

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

	Three months ended 9/30/2021			Three months ended 9/30/2020
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$805,039	$9,555	4.71%	$787,380	$8,814	4.46%
Investment securities	189,362	1,200	2.51%	152,163	1,004	2.62%
Other assets	134,279	104	0.31%	122,442	150	0.49%
Total interest-earning	1,128,680	10,859	3.81%	1,061,985	9,968	3.74%
Noninterest-earning	73,741			70,028
	$1,202,421			$1,132,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$57,921	18	0.12%	$49,079	19	0.15%
Transaction accounts	523,845	416	0.32%	521,312	543	0.41%
Certificates of deposit	160,003	429	1.06%	188,688	938	1.98%
FHLB advances	65,457	233	1.41%	66,000	303	1.83%
Other borrowed funds	594	2	1.34%	3,807	41	4.28%
Subordinated notes, net	19,591	263	5.33%	13,478	181	5.34%
Subordinated debentures issued to Capital Trusts	10,310	108	4.16%	15,465	212	5.45%
Total interest-bearing	837,721	1,469	0.70%	857,829	2,237	1.04%
Noninterest-bearing	268,750			186,384
Total liabilities	1,106,471			1,044,213
Stockholders’ equity	95,950			87,800
	$1,202,421			$1,132,013
Net earning balance	$290,959			$204,156
Earning yield less costing rate			3.11%			2.70%
Net interest income, and net yield spread on interest earning assets		$9,390	3.30%		$7,731	2.90%
Ratio of interest-earning assets to interest-bearing liabilities		135%			124%

	Nine months ended 9/30/2021			Nine months ended 9/30/2020
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$782,608	$27,256	4.66%	$764,512	$27,462	4.80%
Investment securities	184,486	3,425	2.48%	138,100	2,811	2.72%
Other assets	165,032	344	0.28%	107,213	653	0.81%
Total interest-earning	1,132,126	31,025	3.66%	1,009,825	30,926	4.09%
Noninterest-earning	72,938			70,740
	$1,205,064			$1,080,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing:
Savings accounts	$54,970	51	0.12%	$44,855	63	0.19%
Transaction accounts	549,540	1,396	0.34%	511,482	2,464	0.64%
Certificates of deposit	168,286	1,810	1.44%	194,225	3,009	2.07%
FHLB advances	65,821	857	1.74%	58,609	860	1.96%
Other borrowed funds	552	5	1.21%	8,815	279	4.23%
Subordinated notes, net	19,579	787	5.37%	4,526	181	5.35%
Subordinated debentures issued to Capital Trusts	13,142	462	4.70%	15,465	604	5.22%
Total interest-bearing	871,890	5,368	0.82%	837,977	7,460	1.19%
Noninterest-bearing	240,544			156,287
Total liabilities	1,112,434			994,264
Stockholders’ equity	92,630			86,301
	$1,205,064			$1,080,565
Net earning balance	$260,236			$171,848
Earning yield less costing rate			2.84%			2.90%
Net interest income, and net yield spread on interest earning assets		$25,657	3.03%		$23,466	3.11%
Ratio of interest-earning assets to interest-bearing liabilities		130%			121%

Results of Operations - Comparison of Three and Nine-Month Periods Ended September 30, 2021 and 2020

Net income for the three and nine months ended September 30, 2021 was $3,400,310 and $8,132,508, respectively, compared to $1,897,776 and $5,886,004 for the three and nine-months ended September 30, 2020, respectively, which represents an increase in earnings of $1,502,534 (79%) and $2,246,504 (38%) for the three and nine-month periods, respectively. Generally, earnings were positively impacted by increased net interest income and noninterest income along with reduced provision for loan loss expense.

Interest Income

Total interest income for the three and nine months ended September 30, 2021 increased $890,556 (9%) and increased $98,904 (less than 1%), respectively, when compared to the same periods in 2020. A sharp decline in key interest rates over the past year compressed yields on new and existing earning assets and negatively impacted the yield on the loan portfolio. For the three-month period ended September 30, 2021 compared to the same period in 2020, the average yield on interest earning assets increased 7 basis points to 3.81% and the average balance of interest earning assets increased approximately $66,695,000, primarily in loans and investment securities. For the nine-month period ended September 30, 2021 compared to the same period in 2020, the average yield on interest earning assets decreased 43 basis points to 3.66% but was offset by an increase in the average balance of interest earning assets of approximately $122,301,000, primarily in cash and investment securities. Helping to offset the declines in asset yields was $898,634 and $1,802,944 of loan fees recognized from the origination and forgiveness of PPP loans in the three-month and nine-month periods ended September 30, 2021, respectively. PPP fees of $242,266 and $439,658 were recognized for the three and nine-month periods ended September 30, 2020, respectively.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2021 decreased $768,296 (34%) and $2,091,941 (28%), respectively, when compared to the three and nine months ended September 30, 2020. The decline in key interest rates over the past year discussed above also helped to reduce interest rates for nearly all deposit account types and borrowings. For the three-month period ended September 30, 2021 compared to the same period in 2020, the average cost of interest-bearing liabilities decreased 34 basis points to 0.70% and the average balance of interest-bearing liabilities decreased approximately $20,108,000. For the nine-month period ended September 30, 2021 compared to the same period in 2020, the average cost of interest-bearing liabilities decreased 37 basis points to 0.82% but was offset by an increase in the average balance of interest-bearing liabilities of approximately $33,913,000. The Company intends to continue to utilize a cost-effective mix of retail and commercial deposits along with non-core, wholesale funding.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $100,000 for the three months ended September 30, 2021 and $800,000 for the nine months ended September 30, 2021, compared to $950,000 and $2,200,000, for the same periods in 2020, respectively. The expense amount was considered necessary primarily due to loan portfolio growth, offset by reductions in non-performing, delinquent loans impacted by COVID-19.

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

Non-Interest Income

Non-interest income increased $2,247,959 (69%) and $3,267,201 (43%) for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020, due to the following factors:

●

A significant portion of the change is due to an increase in gains recognized on available-for-sale securities of $2,376,052 (797%) and $2,279,520 (494%) for the three and nine months ended September 30, 2021 when compared to the same periods in 2020 primarily due to the de-leveraged transaction discussed above.

●	Service charge income increased $129,870 (35%) and $212,424 (19%) for the three and nine months ended September 30, 2021 compared to the same periods in 2020.
●

For the three and nine month periods ended September 30, 2021, income from the sale of mortgage loans decreased $90,570 (8%) and increased $598,134 (23%), respectively, and income from sales of Small Business Administration (“SBA”) loans decreased $110,701 (22%) and increased $786,725 (158%), respectively, when compared to the same periods in 2020. Partially offsetting the increases was the decline in income from commercial loan swap products of $118,741 (74%) and $992,615 (90%) for the applicable three-month and nine-month periods.

Non-Interest Expense

Non-interest expense increased $2,870,665 (37%) and $3,911,695 (18%) for the three and nine months ended September 30, 2021 when compared to the same periods in 2020.  Significant changes in non-interest expense items were as follows:

●

A significant portion of the increase is due to the $2,580,000 (100%) prepayment loss recognized during the quarter on the termination of an interest rate swap discussed above in footnote Note 12: Derivative Financial Instruments.

●

Salaries and employee benefit expenses increased $42,165 (1%) and $801,840 (6%) for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the hiring of a new commercial banking executive and relationship managers and increased commissions and incentives related to strong mortgage lending activity.

Provision for Income Taxes

The provision for income taxes increased by $383,612 (92%) and $699,847 (55%) for the three and nine months ended September 30, 2021 when compared to the same periods in 2020. The increase in the provision for income taxes for the quarter is primarily due to an increase in taxable income and effective tax rate from the reduced availability and utilization of various federal and state income tax credits.

Nonperforming Assets

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank’s existing loan portfolio. When making such evaluation, management considers such factors as the repayment status of its loans, the estimated net realizable value of the underlying collateral, borrowers’ intent (to the extent known by the Bank) and ability to repay the loan, local economic conditions and the Bank’s historical loss ratios. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of September 30, 2021 and December 31, 2020 was 105.6% and 51.6%, respectively. Total loans classified as substandard, doubtful or loss as of September 30, 2021, were $47,901,000 or 4.11% of total assets as compared to $63,491,000 or 5.54% of total assets at December 31, 2020. Management considered nonperforming and total classified loans in evaluating the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Nonperforming assets of the Bank are comprised of nonperforming loans (including troubled debt restructurings) and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. All dollar amounts set forth in the table below are in thousands.

	9/30/2021	12/31/2020	12/31/2019
Nonperforming loans	$10,006	$18,629	$10,003
Total Loans ≥ 90 days & Still Accruing	-	-
Troubled Debt Restructure Still Accruing	135	-
Real estate acquired in settlement of loans	425	546	992
Total nonperforming assets	$10,566	$19,175	$10,995

Total nonperforming assets as a percentage of total assets	0.91%	1.67%	1.09%
Allowance for loan losses	$10,566	$9,617	$7,608
Allowance for loan losses as a percentage of gross loans	1.33%	1.28%	1.04%

Nonperforming Loans	10,006	18,629	10,003
Allowance for loan losses as a percentage of nonperforming loans	105.6%	51.6%	76.1%

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $151,283,376 as of September 30, 2021 and $148,422,908 as of December 31, 2020, representing an increase of $2,860,468. The variations in levels of cash and cash equivalents are influenced by many factors but primarily loan originations and payments and deposit fluctuations.

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

The Bank opted in to the new CBLR framework during the first quarter of 2020. As of September 30, 2021, the Bank’s common equity Tier 1 ratio was 9.89% which exceeded the current minimum of 8.50%.

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

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2021 management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100 and 200 basis point (“BP”) instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200	$143,774	$26,750	23%	12.75%	2.62%
+100	132,411	15,387	13%	11.58%	1.46%
NC	117,024	-	0%	10.12%	0.00%
-100	99,894	(17,130)	-15%	8.54%	-1.58%
-200	107,631	(9,393)	-8%	9.12%	-1.00%

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

During the quarter ended September 30, 2021, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

(b) There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The Company has a stock repurchase plan which was announced on February 28, 2020. This plan allows for the purchase of up to 250,000 shares of the Company’s outstanding common stock and expires on December 31, 2022. There are no other repurchase plans in effect at September 30, 2021. During the quarter ended September 30, 2021, the Company had no repurchase activity of its common stock. As of September 30, 2021, the ability to repurchase up to 235,591 shares under the 2020 repurchase plan remains.

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
101

The following materials from Guaranty Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Federal Bancshares, Inc.

Signature and Title	Date

/s/ Shaun A. Burke	November 5, 2021
Shaun A. Burke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Carter M. Peters	November 5, 2021
Carter M. Peters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)