Form 10-K
period 2021-12-31
GUARANTY FEDERAL BANCSHARES INC
filed 2022-03-11
CIK 1046203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The aggregate market value of the voting and non-voting common stock held by non‑affiliates of the registrant, based on the average bid and asked prices of the registrant's Common Stock as quoted on the Global Market of The NASDAQ Stock Market on June 30, 2021 (the last business day of the registrant’s most recently completed fiscal second quarter) was $73.3 million. As of March 1, 2022, there were 4,384,878 shares of the registrant's Common Stock, par value of $0.10 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021 are incorporated by reference into Part III hereof.

GUARANTY FEDERAL BANCSHARES, INC.

Form 10-K

TABLE OF CONTENTS

Item		Page
PART I

1	Business	4

1A	Risk Factors	30

1B	Unresolved Staff Comments	44

2	Properties	44

3	Legal Proceedings	44

4	Mine Safety Disclosures	44

PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45

6	Selected Financial Data	47

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

7A	Quantitative and Qualitative Disclosures About Market Risk	60

8	Financial Statements and Supplementary Data	62

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109

9A	Controls and Procedures	109

9B	Other Information	110

9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	110

PART III

10	Directors, Executive Officers and Corporate Governance	111

11	Executive Compensation	111

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111

13	Certain Relationships and Related Transactions, and Director Independence	112

14	Principal Accounting Fees and Services	112

PART IV

15	Exhibits and Financial Statement Schedules	112

16	Form 10-K Summary	115
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

At December 31, 2021, the Company’s consolidated assets were $1.2 billion, net loans were $811.5 million, deposits were $1.0 billion and total stockholders’ equity was $97.5 million. See Item 6 “Selected Financial Data” for further details regarding the Company’s financial position and results of operations for the previous five fiscal years.

Recent Developments

On November 9, 2021, the Company announced that it entered into a definitive agreement whereby QCR Holdings will acquire the Company and merge the Bank into Springfield First Community Bank, QCR Holdings’ Springfield-based charter. The combined bank will operate under the Guaranty Bank name in all Springfield and southwest Missouri markets. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of the Company will have the right to receive for each share of the Company’s common stock owned, at the election of each stockholder, and subject to proration, (i) $30.50 in cash, (ii) 0.58775 shares of QCR Holdings common stock, or (iii) mixed consideration of $6.10 in cash and 0.4702 shares of QCR Holdings common stock, with total consideration to consist of approximately 80% stock and 20% cash. Based upon the $59.99 closing price of QCR Holdings common stock as of November 5, 2021, the transaction is valued at approximately $152 million. The transaction is subject to regulatory approvals, approval by the Company’s stockholders and certain customary closing conditions. The transaction is expected to close in the second quarter of 2022.

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

Lending Activities

Like many commercial banks in our market, our loan portfolio is comprised of different types of industries. However, real estate lending is a significant portion of our business and accounted for 83% of our loan portfolio by value as of December 31, 2021. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated:

	As of December 31,
	2021		2020		2019		2018		2017
	$	%	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
Mortgage loans (includes loans held for sale):
One to four family (1)	$106,036	13%	$127,158	17%	$121,611	17%	$133,928	17%	$108,223	17%
Multi-family	76,565	9%	90,029	12%	87,448	13%	90,548	12%	85,225	13%
Construction	124,849	15%	70,847	9%	77,309	10%	88,554	11%	64,744	10%
Commercial real estate	381,119	46%	305,673	40%	300,619	41%	322,921	41%	261,866	41%
Total mortgage loans	688,569	83%	593,707	78%	586,987	81%	635,951	81%	520,058	81%
Commercial business loans	115,794	14%	144,326	19%	114,048	15%	119,369	15%	94,523	15%
Consumer loans	21,468	3%	26,734	3%	30,666	4%	33,091	4%	24,716	4%
Total consumer and other loans	137,262	17%	171,060	22%	144,714	19%	152,460	19%	119,239	19%
Total loans	825,831	100%	764,767	100%	731,701	100%	788,411	100%	639,297	100%
Less:
Deferred loan fees/costs, net	484		1,642		574		600		663
Allowance for loan losses	10,589		9,617		7,608		7,996		7,107
Total Loans, net	$814,758		$753,508		$723,519		$779,815		$631,527

(1) Includes mortgage loans held for sale of $3,245

The following table sets forth the maturity of the Bank's loan portfolio as of December 31, 2021. The table shows loans that have adjustable rates as due in the period during which they contractually mature. The table does not include prepayments or scheduled principal amortization.

12/31/2021
Loan Maturities	Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total
	(Dollars in thousands)
One to four family	$10,876	$39,961	$55,199	$106,036
Multi-family	10,540	18,387	47,638	76,565
Construction	70,874	50,585	3,390	124,849
Commercial real estate	3,856	243,225	134,038	381,119
Commercial loans	27,315	49,200	39,279	115,794
Consumer loans	1,705	8,506	11,257	21,468
Total loans (1)	$125,166	$409,864	$290,801	$825,831
Less:
Deferred loan fees/costs				484
Allowance for loan losses				10,589
Loans receivable net				$814,758

(1) Includes mortgage loans held for sale of $3,245

The following table sets forth the dollar amount of all loans due after December 2022, before deductions for unearned discounts, deferred loan fees/costs and allowance for loan losses, which have pre-determined interest rates and those which have adjustable interest rates.

Fixed and Adjustable Rate Loans by Type
	Fixed Rates	Adjustable Rates	Total	% Adjustable
	(Dollars in Thousands)
One to four family	$44,348	$50,812	$95,160	53%
Multi-family	35,518	30,507	66,025	46%
Construction	23,023	30,952	53,975	57%
Commercial real estate	222,581	154,682	377,263	41%
Commercial loans	48,468	40,011	88,479	45%
Consumer loans	6,869	12,894	19,763	65%
Total loans (1)	$380,807	$319,858	$700,665	46%

(1) Before deductions for unearned discounts, deferred loan fees/costs and allowances for loan losses.

Commercial Real Estate Loans. As of December 31, 2021, the Bank had commercial real estate loans totaling $381.1 million or 46% of the Bank's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the mortgaged property. The majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, the majority of which are quoted at a spread to the Wall Street Journal Prime rate for the initial fixed rate period with subsequent adjustments at a spread to the Wall Street Journal Prime rate. The Bank's commercial real estate loans are generally permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, motels, churches and other non-residential buildings.

To originate commercial real estate loans, the Bank generally requires a mortgage and security interest in the subject real estate, personal guarantees of the principals, a security interest in the related personal property, and a standby assignment of rents and leases. The Bank has established its loan-to-one borrower limitation, which was $32.6 million as of December 31, 2021, as its maximum commercial real estate loan amount.

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

As of December 31, 2021, the Bank’s commercial real estate loan portfolio included approximately $15.7 million, or 1.9% of the Bank’s total loan portfolio in loans to develop land into residential lots. The Bank utilizes its knowledge of the local market conditions and appraisals to evaluate the development cost and estimate projected lot prices and absorption rates to assess loans on residential subdivisions. The Bank typically loans up to 75% of the appraised value over terms up to two years. Development loans generally involve a greater degree of risk than residential mortgage loans because (1) the funds are advanced upon the security of the land which has a materially lower value prior to completion of the infrastructure required of a subdivision, (2) the cash flow available for debt repayment is a function of the sale of the individual lots, and (3) the amount of interest required to service the debt is a function of the time required to complete the development and sell the lots.

Commercial Business Loans. As of December 31, 2021, the Bank had commercial business loans totaling $115.8 million or 14% of the Bank's total loan portfolio. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Bank expects to continue to expand its commercial business lending as opportunities present themselves. Included in this category as of December 31, 2021 are $1.3 million loans under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act with the majority of the loans having an original duration of two years or less. Detailed information regarding PPP loans and loan modifications are included below in the General Section of Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Assumable Rate Conversion (“ARC”) Loans. Within our loan portfolio, the Bank offers certain loan customers the ability to effectively convert a variable-rate loan agreement to a fixed-rate commercial loan agreement. This is accomplished by the Bank entering into variable-rate loan agreements (Master Servicing Agreement) with commercial loan customers, and the customer simultaneously enters into an interest swap agreement directly with a third-party (the “counterparty”). The customer is required to enter into a transaction agreement as part of each loan.  The agreement states that in an event of default by the loan customer, the Bank must pay a termination value to the extent it is positive.  The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. The counterparty pays a fee to the Company for brokering the transaction and for servicing the loan/swap agreement between the customer and the counterparty.  As of December 31, 2021, $64.8 million of these loans are included in the Commercial Business Loan category noted in the previous paragraph.

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

As of December 31, 2021, $106.0 million or 13% of the Bank’s total loan portfolio consisted of one- to four-family residential loans which includes mortgage loans held for sale. The Bank currently offers ARM and balloon loans that have fixed interest rate periods of one to seven years. Generally, ARM loans provide for limits on the maximum interest rate adjustment ("caps") that can be made at the end of each applicable period and throughout the duration of the loan. ARM loans are originated for a term of up to 30 years on owner-occupied properties and generally up to 25 years on non-owner occupied properties. Typically, interest rate adjustments are calculated based on U.S. treasury securities adjusted to a constant maturity of one year (CMT), plus a 2.50% to 2.75% margin. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds existing at the time the loan is committed. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years with the majority currently being sold on the secondary market.

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

Multi-Family Mortgage Loans. The Bank originates multi-family mortgage loans in its primary lending area. As of December 31, 2021, $76.6 million or 9% of the Bank's total loan portfolio consisted of multi-family residential real estate loans. With regard to multi-family mortgage loans, the Bank generally requires personal guarantees of the principals as well as a security interest in the real estate. Multi-family mortgage loans are generally originated in amounts of up to 80% of the appraised value of the property. A portion of the Bank’s multi-family mortgage loans have been originated with adjustable rates of interest which are quoted at a spread to the FHLB advance rate for the initial fixed rate period with subsequent adjustments based on the Wall Street prime rate. The loan-to-one-borrower limitation, $32.6 million as of December 31, 2021, is the maximum the Bank will lend on a multi-family residential real estate loan.

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

Construction Loans. As of December 31, 2021, construction loans totaled $124.8 million or 15% of the Bank's total loan portfolio. Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate or owner-operated commercial real estate. This portion of the Bank’s loan portfolio consists of speculative loans, i.e., loans to builders who are speculating that they will be able to locate a purchaser for the underlying property prior to or shortly after the time construction has been completed.

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

Consumer and Other Loans. The Bank also offers consumer loans, primarily consisting of loans secured by certificates of deposit, automobiles, recreational vehicles, boats and home equity loans. As of December 31, 2021, the Bank has such loans totaling $21.5 million or 3% of the Bank’s total loan portfolio.

Director and Insider Loans. Management believes that loans to Directors and Officers are prudent and within the normal course of business. These loans reflect normal credit terms and represent no more collection risk than any other loan in the portfolio.

Delinquencies, Non-Performing and Problem Assets.

Delinquent Loans. As of December 31, 2021, the Bank had 12 loans 90 days or more past due with an aggregate principal balance of $5,129,752 and 6 loans between 30 and 89 days past due with an aggregate principal balance of $189,526. The Bank generally does not accrue interest on loans past due more than 90 days.

The following table sets forth the Bank's loans that were accounted for on a non-accrual basis or 90 days or more delinquent at the dates indicated.

Delinquency Summary	As of
	December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis or contractually past due 90 days or more
Mortgage Loans:
One to four family	$1,470	$3,086	$2,398	$4,136	$4,423
Multi-family	-	-	-	-	-
Construction	2,891	6,240	3,738	4,088	4,452
Commercial real estate	3,340	3,932	2,941	3,593	162
	7,701	13,258	9,077	11,817	9,037
Non-mortgage loans:
Commercial loans	1,935	5,250	856	1,263	803
Consumer and other loans	90	121	70	2	122
	2,025	5,371	926	1,265	925
Total non-accrual loans	9,726	18,629	10,003	13,082	9,962
Accruing loans which are contractually past maturity or past due 90 days or more:
Mortgage Loans:
One to four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
	-	-	-	-	-
Non-mortgage loans:
Commercial loans	-	-	-	-	-
Consumer and other loans	-	-	-	-	-
	-	-	-	-	-
Total past maturity or past due accruing loans	-	-	-	-	-
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due	$9,726	$18,629	$10,003	$13,082	$9,962
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of net loans	1.19%	2.47%	1.38%	1.68%	1.58%
Total accounted for on a non-accrual basis or contractually past maturity or 90 days or more past due as a percentage of total assets	0.83%	1.63%	0.99%	1.36%	1.24%

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

Non-Performing Assets	As of
	December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
One to four family	$1,470	$3,086	$2,398	$4,136	$4,423
Multi-family	-	-	-	-	-
Construction	2,891	6,240	3,738	4,088	4,452
Commercial real estate	3,340	3,932	2,941	3,593	162
	7,701	13,258	9,077	11,817	9,037
Non-mortgage loans:
Commercial loans	1,935	5,250	856	1,263	803
Consumer and other loans	90	121	70	2	122
	2,025	5,371	926	1,265	925
Total non-accrual loans	9,726	18,629	10,003	13,082	9,962
Real estate and other assets acquired in settlement of loans	100	546	992	1,127	283
Total non-performing assets	$9,826	$19,175	$10,995	$14,209	$10,245

Total non-accrual loans as a percentage of net loans	1.19%	2.47%	1.38%	1.68%	1.58%
Total non-performing assets as a percentage of total assets	0.84%	1.67%	1.09%	1.47%	1.28%
Impact on interest income for the period:
Interest income that would have been recorded on non-accruing loans	$269	$811	$398	$299	$95

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

The following table shows the aggregate amounts of the Bank's classified assets as of December 31, 2021.

Classification of Assets
	Special Mention		Substandard		Doubtful		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans:
One to four family	1	$68	30	$1,893	-	$-	31	$1,961
Multi-family	1	1,399	-	-	-	-	1	1,399
Construction	-	-	7	2,957	-	-	7	2,957
Commercial real estate	11	24,589	26	13,970	-	-	37	38,559
Commercial	10	5,087	7	2,835	-	-	17	7,922
Consumer and Other	-	-	3	171	-	-	3	171
Total loans	23	31,143	73	21,826	-	-	96	52,969
Foreclosed assets held-for-sale:
One to four family	-	-	-	-	-	-	-	-
Land and other assets	-	-	1	100	-	-	1	100
Total foreclosed assets	-	-	1	100	-	-	1	100
Total	23	$31,143	74	$21,926	-	$-	97	$53,069

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

As of December 31, 2021, the Bank's total allowance for loan losses was $10.6 million or 1.29% of gross loans outstanding (excluding mortgage loans held for sale), an increase of $1.0 million from December 31, 2020. During 2021, the Bank proactively provisioned for loan losses based on uncertainties in the loan portfolio from COVID-19 related economic pressures while also experiencing loan charge offs in excess of recoveries as management charged off specific loans that had been previously identified and classified as impaired. This allowance reflects not only management's determination to maintain an allowance for loan losses consistent with regulatory expectations for non-performing or problem assets, but also reflects the regional economy and the Bank's policy of evaluating the risks inherent in its loan portfolio.

Management records a provision for loan losses to bring the total allowance for loan losses to a level considered adequate based on the Bank’s internal analysis and methodology. During 2021, the Bank recorded a provision for loan loss expense, as shown in the following table. Management anticipates the need to continue adding to the allowance through charges to provision for loan losses as growth in the loan portfolio, economic uncertainties related to COVID-19 and/or other circumstances warrant.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of Hometown were recorded at fair value; therefore, there was no allowance associated with Hometown’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired Hometown loans factoring in the net remaining discount of approximately $443,000 at December 31, 2021.

Allocation of Allowance for Loan Losses

The following table shows the amount of the allowance allocated to the mortgage and non-mortgage loan categories and the respective percent of that loan category to total loans.

	As of
	December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage Loans	$8,807	83%	$7,259	75%	$5,762	76%	$6,337	79%	$4,577	64%
Non-Mortgage Loans	1,782	17%	2,358	25%	1,846	24%	1,659	21%	2,530	36%
Total	$10,589	100%	$9,617	100%	$7,608	100%	$7,996	100%	$7,107	100%

The following tables set forth certain information concerning the Bank's allowance for loan losses for the periods indicated.

Allowance for Loan Losses	Year ended
	December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Beginning balance	$9,617	$7,608	$7,996	$7,107	$5,742
Gross loan charge offs
Mortgage Loans:
One to four family	(27)	(2)	(272)	(8)	(11)
Multi-family	-	-	-	-	-
Construction	(121)	(738)	-	-	-
Commercial real estate	(1)	-	(122)	(37)	(72)
	(149)	(740)	(394)	(45)	(83)
Non-mortgage loans:
Commercial loans	(36)	(709)	(381)	(110)	(240)
Consumer and other loans	(193)	(261)	(280)	(382)	(213)
	(229)	(970)	(661)	(492)	(453)
Total charge offs	(378)	(1,710)	(1,055)	(537)	(536)
Recoveries
Mortgage Loans:
One to four family	4	6	8	32	19
Multi-family	-	-	-	-	-
Construction	285	-	252	97	74
Commercial real estate	3	7	31	2	-
	292	13	291	131	93
Non-mortgage loans:
Commercial loans	200	40	125	17	12
Consumer and other loans	58	66	51	53	46
	258	106	176	70	58
Total recoveries	550	119	467	201	151
Net loan (charge-offs) recoveries	172	(1,591)	(588)	(336)	(385)
Provision charged to expense	800	3,600	200	1,225	1,750
Ending balance	$10,589	$9,617	$7,608	$7,996	$7,107

Net charge-offs (recoveries) as a percentage of average loans, net	(0.02%)	0.21%	0.08%	0.04%	0.06%
Allowance for loan losses as a percentage of average loans, net	1.34%	1.26%	1.00%	1.03%	1.17%
Allowance for loan losses as a percentage of total non-performing loans	109%	52%	76%	61%	71%

Investment Activities

The investment policy of the Company, which is established by the Company’s Board of Directors and reviewed by the Asset/Liability Committee of the Company’s Board of Directors, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments, to help mitigate interest rate and credit risk, and to complement the Bank's lending activities. The policy currently provides for held-to-maturity and available-for-sale investment security portfolios. The Company does not currently engage in trading investment securities and does not anticipate doing so in the future. As of December 31, 2021, the Company has investment securities with an amortized cost of $150.9 million and an estimated fair value of $151.4 million. See Note 1 of the “Notes to Consolidated Financial Statements” for description of the accounting policy for investments. As of December 31, 2021, all of the Company’s investment securities are considered as available-for-sale.

From time to time, the Company will sell a security to change its interest rate risk profile or restructure the portfolio and its cash flows. In 2021, the Company sold or had called $68.2 million in securities and recognized $2,740,341 of net gains from these transactions.

The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, corporate securities, trust preferred securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and sale of federal funds.

Composition of Investment Securities Portfolio

The following tables set forth the amortized cost and approximate fair market values of the available-for-sale securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2021
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
U.S. government agencies	$7,778,256	$-	$(217,457)	$7,560,799
Municipals	45,982,657	837,946	(377,567)	46,443,036
Corporates	37,019,519	634,758	(350,362)	37,303,915
Mortgage-backed securities - private label - commercial	7,384,249	14,375	(30,202)	7,368,422
Mortgage-backed securities - private label - consumer	9,057,185	42,493	(46,086)	9,053,592
Government sponsored mortgage-backed securities and SBA loan pools	43,663,346	512,517	(503,129)	43,672,734
	$150,885,212	$2,042,089	$(1,524,803)	$151,402,498

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
AVAILABLE-FOR-SALE SECURITIES:
Debt Securities:
U.S. government agencies	$6,282,000	$6,519	$(4,885)	$6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

The following tables set forth certain information regarding the weighted average yields and maturities of the Bank's investment securities portfolio as of December 31, 2021.

Investment Portfolio Maturities and Average Weighted Yields	Amortized Cost	Weighted Average Yield	Approximate Fair Value
Due in one to five years	1,500,000	5.00%	1,497,325
Due in five to ten years	37,399,244	3.22%	37,449,981
Due after ten years	51,881,188	2.59%	52,360,444
Mortgage-backed securities - private label not due on a single maturity date	16,441,434	1.53%	16,422,014
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	43,663,346	2.33%	43,672,734
	$150,885,212	2.59%	$151,402,498

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
As of December 31, 2021
Debt Securities:
U.S. government agencies	$-	$7,560,799	$-	$-	$7,560,799
Municipals	-	1,004,124	45,438,912	-	46,443,036
Corporates	1,497,325	28,885,058	6,921,532	-	37,303,915
Mortgage-backed securities - private label - commercial	-	-	-	7,368,422	7,368,422
Mortgage-backed securities - private label - consumer	-	-	-	9,053,592	9,053,592
Government sponsored mortgage-backed securities and SBA loan pools	-	-	-	43,672,734	43,672,734
	$1,497,325	$37,449,981	$52,360,444	$60,094,748	$151,402,498

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

Deposit Account Types

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated (dollars in thousands).

	As of December 31,			As of December 31,			As of December 31,
	2021			2020			2019
	Average		Percent	Average		Percent	Average		Percent
	Interest		of Total	Interest		of Total	Interest		of Total
	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits

Transaction	0.29%	$540,205	53%	0.35%	$560,971	60%	0.93%	$487,622	59%
Savings	0.13%	71,873	7%	0.13%	47,839	5%	0.28%	39,204	5%
Non-interest bearing demand	0.00%	259,390	26%	0.00%	144,911	15%	0.00%	87,598	11%
Total		871,468	86%		753,721	80%		614,424	75%
Certificates of Deposit: (fixed-rate, fixed-term)
1-11 months	0.85%	105,323	10%	1.90%	133,586	14%	1.79%	91,295	11%
12-23 months	0.47%	25,991	3%	1.83%	41,850	4%	2.34%	113,335	14%
24-35 months	1.33%	4,109	0%	1.15%	3,206	1%	1.97%	1,008	0%
36-47 months	1.15%	1,228	0%	2.40%	1,880	0%	2.97%	1,292	0%
48-59 months	1.49%	3,025	0%	1.28%	1,045	0%	1.59%	45	0%
60-71 months	1.27%	5,152	1%	1.58%	2,809	1%	1.59%	8	0%
72-95 months	0.60%	23	0%	1.57%	576	0%	0.00%	-	0%
Total		144,851	14%		184,952	20%		206,983	25%
Total Deposits		$1,016,319	100%		$938,673	100%		$821,407	100%

Maturities of Certificates of Deposit of $100,000 or More
(Dollars in thousands)
As of December 31, 2021
Three months or less	$14,116
Over three through six months	35,804
Over six through twelve months	17,584
Over twelve months	17,586
Total	$85,090

Borrowings

The Company’s borrowings at December 31, 2021 consist of FHLB advances, issuances of subordinated debentures for Capital Trust purposes as described below under “Subordinated Debentures issued to Capital Trusts” and newly issued unsecured subordinated notes. Other borrowings available to the Company include borrowings from the Federal Reserve Bank, Securities Sold Under Agreements to Repurchase and a line of credit at another financial institution.

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

The following table presents certain data for FHLB advances as of the dates indicated.

	As of December 31,
	2021	2020	2019
	(Dollars in Thousands)
Remaining maturity:
Less than one year	$-	$50,000	$65,000
One to two years	6,500	-	-
Two to three years	-	6,500	-
Three to four years	6,500	-	-
Four to five years	-	6,500	-
Over five years	3,000	3,000	-
Total	$16,000	$66,000	$65,000

Weighted average rate at end of period	0.78%	0.45%	1.83%

For the period:
Average outstanding balance	$49,333	$60,467	$53,358
Weighted average interest rate	1.69%	1.95%	2.42%

Maximum outstanding as of any month end	$66,000	$66,000	$71,100

Subordinated Debentures issued to Capital Trusts:

On December 15, 2005, the Company completed an offering of $15 million of trust preferred securities (the “GFED Trust Preferred Securities”). The Company formed two wholly-owned subsidiaries, Guaranty Statutory Trust I (“Trust I”) and Guaranty Statutory Trust II (“Trust II”) each a Delaware statutory trust (each a “Trust”, and collectively, the “Trusts”), for the purpose of issuing the $15 million of GFED Trust Preferred Securities. The proceeds of the sale of GFED Trust Preferred Securities, together with the proceeds of the Trusts’ sale of their common securities to the Company, were used by each Trust to purchase certain debentures from the Company. The Company issued 30-year junior subordinated deferrable interest debentures to the Trusts in the principal amount of $5,155,000 (“Trust I Debentures”) and $10,310,000 (“Trust II Debentures”, and together with the Trust I Debentures, the “Debentures”) pursuant to the terms of Indentures dated December 15, 2005 by and between the Company and Wilmington Trust Company, as trustee. The Trust I Debentures bear interest at a fixed rate of 6.92%, payable quarterly. The Trust II Debentures bear interest at a fixed rate of 6.47% for 5 years, payable quarterly, after issuance and thereafter at a floating rate equal to the three month LIBOR plus 1.45%. The interest payments by the Company to the Trusts will be used to pay the dividends payable by the Trusts to the holders of the GFED Trust Preferred Securities. The Debentures mature on February 23, 2036. Subject to prior approval by the Federal Reserve Board, the Debentures and the GFED Trust Preferred Securities are each callable by the Company or the Trusts, respectively and as applicable, at its option after five years from issuance, and sooner in the case of a special redemption at a special redemption price ranging up to 103.2% of the principal amount thereof, and upon the occurrence of certain events, such as a change in the regulatory capital treatment of the GFED Trust Preferred Securities, either Trust being deemed an investment company or the occurrence of certain adverse tax events. In addition, the Company and the Trusts may defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. An event of default may occur if the Company declares bankruptcy, fails to make the required payments within 30 days or breaches certain covenants within the Debentures. The Debentures are subordinated to the prior payment of any other indebtedness of the Company. Pursuant to two guarantee agreements by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of each Trust under the GFED Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trusts related to the GFED Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the GFED Trust Preferred Securities to the extent each Trust does not have funds available. The Company fully redeemed the Trust I Debentures on May 23, 2021 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board.

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

The following table sets forth certain information as to the Company's subordinated debentures issued to Capital Trusts at the dates indicated.

Selected Data for Subordinated Debentures issued to Capital Trusts

	As of December 31,
	2021	2020	2019
	(Dollars in Thousands)

Subordinated debentures	$10,310	$15,465	$15,465

Weighted average interest rate of subordinated debentures	1.61%	3.42%	4.55%

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

The following table sets forth certain information as to the Company's Notes at the dates indicated.

Selected Data for Subordinated Notes

	As of December 31,
	2021	2020	2019
	(Dollars in Thousands)

Subordinated notes	$19,610	$19,564	$-

Weighted average interest rate of subordinated note	5.25%	5.25%	N/A

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

Line of Credit to Bank

During 2019, The Company established a $3.0 million revolving line of credit with another financial institution. The line of credit was renewed during 2021 and increased to a $5.0 million revolving line of credit. The funds, if used, will be to provide additional capital for funding Bank asset growth or repurchasing outstanding common shares of stock. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points and matures on June 27, 2022.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with Federal Reserve Bank. The Bank had the ability to borrow $57.2 million as of December 31, 2021. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings on this line as of December 31, 2021 and 2020.

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

Return on Equity and Assets

The following table sets forth certain dividend, equity and asset ratios of the Company for the periods indicated.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019

Common Dividend Payout Ratio	25%	38%	26%

Return on Average Assets	0.88%	0.63%	0.96%

Return on Average Equity	11.34%	7.85%	11.26%

Stockholders' Equity to Assets	8.31%	7.76%	8.36%

EPS Diluted	$2.44	$1.57	$2.11
Dividends on Common Shares	$0.60	$0.60	$0.54

Employees

As of December 31, 2021, the Bank had 211 full‑time employees and 16 part-time employees. As of December 31, 2021, the Company had no employees. None of the Bank's employees are represented by a collective bargaining group.

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

●	Requires banking institutions to maintain:

○	a new minimum ratio of CET1 to risk-weighted assets of at least 4.50% (plus a capital conservation buffer);

○	a minimum amount of Tier 1 capital (the sum of CET1 and Additional Tier 1 capital) to risk-weighted assets of at least 6%, which is an increase from 4% (plus a capital conservation buffer);

○	a total capital (the sum of Tier 1 and Tier 2 capital) ratio of at least 8% of risk-weighted assets (plus a capital conservation buffer); and

○	a minimum leverage ratio of Tier 1 capital of 4%.

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

The Bank met its minimum capital adequacy guidelines under the CBLR framework and was categorized as “well-capitalized”, as of December 31, 2021. Applicable capital and ratio information is contained under the section titled “Regulatory Matters” in Note 1 to the “Notes of the Consolidated Financial Statements” in this report.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. The FHLB system’s primary purpose is to provide stable funding to member institutions that such institutions in turn use to make loans to families, farms and businesses. The FHLBs are overseen by the Federal Housing Finance Agency (“FHFA”). As a member, the Bank is required to purchase and maintain a minimum investment in the stock of the FHLB. As of December 31, 2021, the Bank was in compliance with this requirement.

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

Shaun A. Burke joined the Bank in March 2004 as President and Chief Executive Officer and was appointed President and Chief Executive Officer of the Company on February 28, 2005.  He has over 38 years of banking experience. Mr. Burke received a Bachelor of Science Degree in Finance from Missouri State University and is a graduate of the Graduate School of Banking of Colorado.    Mr. Burke served as Chairman of the Board of the Missouri Bankers Association in 2018/2019 and previously served as Chairman of the Legislative Affairs Committee and Chairman of the Audit Committee. From 2019 to 2021 he served on the Government Relations Council of the American Bankers Association and previously served on the Community Bankers Council from 2014 to 2017.  In March 2016, he was appointed to the Federal Reserve Bank of St. Louis’ Community Depository Institutions Advisory Council and served a three-year term ending in 2018. From 2012 to 2014, he was a Board Member of the Springfield Area Chamber of Commerce serving as Vice Chairman of Economic Development in 2014.  From 2009 through 2014, he was a Board Member of the Springfield Business Development Corporation, the economic development subsidiary of the Springfield Area Chamber of Commerce serving as President in 2012.  He is also a past Member of the United Way Allocations and Agency Relations Executive Committee, Salvation Army Board and Big Brothers Big Sisters Board.

Carter M. Peters is Executive Vice President and Chief Financial Officer of the Bank and the Company.  Mr. Peters has over 30 years of experience in the financial services and public accounting industries.  Prior to joining the Company in August 2005, Mr. Peters served as the Chief Financial Officer of Southern Missouri Bank for approximately two years and was employed by BKD, LLP, a certified public accounting and advisory firm, for eleven years.  He is a Certified Public Accountant with a Bachelor of Science Degree in Accounting from Missouri State University.  He is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  Mr. Peters has been recognized by the Springfield Business Journal as a “Top Chief Financial Officer” and “40 Under 40” honoree. He has served several not-for-profit organizations, including past Chairman of the Southwest Missouri Regional Board of the Make-A-Wish Foundation of Missouri, Families for Children and the Missouri Bankers Association.

Craig E. Dunn is Executive Vice President and Chief Commercial Banking Officer of the Bank. He has over 28 years of banking experience. Prior to joining the Bank in April 2020, Craig held multiple leadership roles for various banks in Springfield, including Regional President for Bear State Bank and Market President for Regent Bank. He has a Bachelor of Science Degree in Agricultural Economics from Missouri State University and a Masters Degree in Business Administration from Southwest Baptist University. He is also a graduate of the Graduate School of Banking in Madison, Wisconsin. Mr. Dunn has held numerous local leadership positions, including President of the Child Advocacy Center, President of Wilson’s Creek National Battlefield Foundation, President of the Ozark Empire Fairgrounds, Vice President of Life’s Journey, Treasurer of Young Presidents’ Organization and was a founding member of the Missouri Bankers Association Young Bankers Leadership Division Board. He was a recipient of the Springfield Business Journal’s 40 Under 40, was a member of Leadership Springfield Class 27, and was a recipient of the 2018 Springfield Business Journal’s Men of the Year award.

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

As of December 31, 2021, the age of these individuals was 58 for Mr. Burke, 52 for Mr. Peters, 50 for Mr. Dunn and 58 for Ms. Biser.

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

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced certain sectors of economic activity. Efforts to contain the pandemic, including vaccinations, have made progress in reducing the impact of COVID-19 and some restrictions that were put in place to reduce the spread of the virus have relaxed. However, as new variants of the virus cause additional outbreaks, their impact cannot be predicted at this time and could depend on numerous factors, including the effectiveness of COVID-19 vaccines against the variants, the availability of effective vaccines in different parts of the world, vaccination rates among the population and the response by governmental bodies to the pandemic.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the continuing spread and rise of new variants, the actions to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs and the effectiveness of vaccines against new variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, there may continue to be seasonal resurgences and we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including periodically allowing our employees to work remotely from their homes and cancelling certain in-person meetings. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

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

Real estate lending comprises a significant portion of our lending business. Real estate loans including mortgage loans held for sale were $688.6 million, or approximately 83% of our total loan portfolio, as of December 31, 2021. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions in our Market Area which is where most of the real estate on which our real estate loans are made is located. Adverse developments affecting real estate values in our Market Area could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of our borrowers could negatively impact the future cash flow and market values of the affected properties impairing the ability of our borrowers to repay their loans which could materially and adversely affect the Bank’s financial condition and results of operations depending on the severity of the economic downturn or the nature of the regulatory changes.

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

QCR Holdings Merger Risk

The consummation of the proposed merger with QCR Holdings is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of the Company’s or QCR’s control and that the Company and QCR may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.

We face risks and uncertainties related to the proposed merger with QCR Holdings that was announced on November 9, 2021, including the following:

●	the market price of QCR common stock after the merger may be affected by factors different from those affecting the shares of the Company or QCR currently;
●	the termination of the merger agreement could result in negative impacts on the Company’s stock price or negative reactions from the Company’s customers and employees,
●	if the proposed merger is not consummated, the Company will have incurred substantial expenses relating the merger;
●

the proposed merger has required and will require substantial time and resource commitments by the Company’s management, which otherwise would have been devoted to other opportunities that may have been beneficial to the Company as an independent company; and

●	while the merger is pending, the Company is subject to certain restrictions and uncertainties that may prevent it from pursuing other business opportunities;
●	the proposed merger is subject a number of conditions, including approval by the Company’s stockholders and other regulatory approvals.

The proposed merger may be delayed substantially or may not be completed. In addition, the parties can mutually decide to terminate the agreement at any time, or the Company or QCR may elect to terminate the Merger Agreement in certain other circumstances. Any delay or termination of the proposed merger could mean that the Company fails to realize the anticipated benefits in a timely manner or at all.

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

Although management believes that the allowance for loan losses as of December 31, 2021 was adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future, particularly if economic conditions are more difficult than management currently expects. If negative changes to the performance of our loan portfolio were to occur, management may find it necessary to or be required to fund the allowance for loan loss account through additional charges to our provision for loan loss expense. These changes may occur suddenly and be dramatic in nature. Additional provisions to the allowance for loan losses and loan losses in excess of said allowance may adversely affect our business, financial condition and results of operations.

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

The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for certain loans, derivatives and other financial instruments. In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In November 2020, the Federal Reserve, FDIC and OCC issued a joint statement confirming that the lesser used one-week and two-month USD LIBOR settings would cease publication at the end of 2021, but the remaining USD LIBOR settings would continue publication until June 30, 2023 to better facilitate an orderly transition. These announcements, in conjunction with other financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate “benchmarks.” In addition, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the market for floating-rate financial instruments.

Uncertainty as to the nature and effect of such reforms and actions may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations. Such transition may also result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. In addition, any replacement benchmark ultimately adopted as a substitute for LIBOR, including SOFR, may behave differently than LIBOR in a manner detrimental to our financial performance.

As of December 31, 2021, the Company had derivative financial instruments, a line of credit with another financial institution, certain investment securities and segments of commercial and consumer loans indexed to LIBOR. Management continues to monitor developments with the transition to a new benchmark and will adopt fallback language on existing contracts as well as select an alternative benchmark during 2022. As there are still uncertainties in adopting a new index rate, the overall impact of this change on our financial results is unknown at this time.

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

As of December 31, 2021, we had $10.3 million of subordinated debentures held by a Capital Trust. Interest payments on the Company’s existing debenture, which totaled $569,000 for 2021, must be paid before the Company can pay dividends on its capital stock, including its common stock. The Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if it elects to defer interest payments, all deferred interest must be paid before the Company can pay dividends on its capital stock.

Although the Company expects to be able to pay all required interest on the junior subordinated debenture, there is no guarantee that it will be able to do so.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2021, the Company had 16 banking centers in Southwest Missouri. Of the 16 banking centers, the Company owns eight of its locations and eight are leased for various terms ranging from one to 20 years. In addition to the banking center locations, the Company has a loan production office located in Webster County, Missouri that is leased with annual renewals. All buildings and facilities which are owned by the Company are free of encumbrances and mortgages. Management considers all properties to be in good condition and suitable for intended use. Recorded amounts of premises and equipment are included in Note 5 of the “Notes to Consolidated Financial Statements” in this Report.

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

Shareholders

As of March 1, 2022, there were approximately 1,342 record holders of shares of the Company’s common stock. These numbers do not include beneficial owners whose shares are held by brokerage firms or banks.

Dividends and Common Stock Prices

The table below sets forth the cash dividends per share on the Company’s common stock for the years ended December 31, 2021 and 2020.

	Year ended				Year ended
	December 31, 2021				December 31, 2020
	Declared	Paid	Dividend Per Share		Declared	Paid	Dividend Per Share
Quarter ended:				Quarter ended:
March 31	3/26/2021	4/15/2021	$0.15	March 31	3/27/2020	4/17/2020	$0.15
June 30	6/25/2021	7/16/2021	$0.15	June 30	6/26/2020	7/17/2020	$0.15
September 30	10/1/2021	10/22/2021	$0.15	September 30	9/25/2020	10/16/2020	$0.15
December 31	12/31/2021	1/21/2022	$0.15	December 31	12/18/2020	1/15/2021	$0.15

Any future dividends will be at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements and surplus, financial condition, regulatory limitations and other factors that the Company’s Board of Directors may consider relevant.

The table below reflects the range of common stock high and low sale prices per the NASDAQ Global Market by quarter for the years ended December 31, 2021 and 2020.

	Year ended		Year ended
	December 31, 2021		December 31, 2020
	High	Low	High	Low
Quarter ended:
March 31	$20.50	$17.41	$25.21	$13.50
June 30	26.25	19.26	16.95	12.70
September 30	25.00	24.48	15.79	13.35
December 31	33.38	23.70	19.76	13.85

Financial Performance

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total stockholder return on stocks included in the NASDAQ – Composite Index and (b) the cumulative total stockholder return on stocks included in the SNL U.S. Bank NASDAQ Index. All investment comparisons assume the investment of $100 as of the close of business on December 31, 2016 and the hypothetical value of that investment as of the Company’s fiscal years ended December 31, 2017, 2018, 2019, 2020 and 2021, assuming that all dividends were reinvested. The graph reflects the historical performance of the Common Stock, and, as a result, may not be indicative of possible future performance of the Common Stock. The data used to compile this graph was obtained from NASDAQ.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Guaranty Federal Bancshares, Inc.	100.00	107.55	106.77	126.02	90.75	173.91
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Securities Authorized for Issuance under Equity Compensation Plans

With respect to the equity compensation plan information required by this item, see “Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters” in this report.

Issuer Purchases of Equity Securities

During the first quarter of 2020, the Company concluded a stock repurchase plan that was originally announced on August 20, 2007. This plan authorized the purchase by the Company of up to 350,000 shares of the Company’s common stock. On February 28, 2020, a new stock repurchase plan for up to 250,000 shares of the Company’s common stock was approved. As of December 31, 2021, 235,591 shares could be repurchased under this plan. The newest plan has an expiration date of December 31, 2022 and is the only repurchase plan in effect. The Company had no repurchase activity of the Company’s common stock during the year ended December 31, 2021.

Item 6. Selected Financial Data

The following tables include certain information concerning the financial position and results of operations of the Company (including consolidated data from operations of the Bank) as of the dates indicated. Dollar amounts are expressed in thousands except per share.

Summary Balance Sheets	As of December 31,
	2021	2020	2019	2018	2017
ASSETS
Cash and cash equivalents	$130,646	$148,423	$92,672	$34,122	$37,407
Investments and interest-bearing deposits	151,652	168,881	118,495	86,528	81,495
Loans receivable, net	814,758	753,508	723,519	779,815	631,527
Accrued interest receivable	3,582	4,061	3,512	3,391	2,450
Prepaids and other assets	20,477	24,179	25,034	15,446	10,950
Intangibles	2,985	3,462	3,939	4,416	-
Foreclosed assets	100	546	992	1,127	283
Premises and equipment, net	16,785	17,898	19,164	20,095	10,607
Bank owned life insurance	31,925	25,295	24,698	20,198	19,741
	$1,172,910	$1,146,253	$1,012,025	$965,138	$794,460
LIABILITIES
Deposits	$1,016,319	$938,673	$821,407	$749,619	$607,364
Federal Home Loan Bank and Federal Reserve Bank advances	16,000	66,000	65,000	105,300	94,300
Subordinated debentures issued to Capital Trusts	10,310	15,465	15,465	21,761	15,465
Subordinated notes, net	19,610	19,564	-	-	-
Notes payable	-	-	11,200	5,000	-
Other liabilities	13,207	17,583	14,321	2,979	2,439
	1,075,446	1,057,285	927,393	884,659	719,568

STOCKHOLDERS' EQUITY	97,464	88,968	84,632	80,479	74,892
	$1,172,910	$1,146,253	$1,012,025	$965,138	$794,460

Supplemental Data	As of December 31,
	2021	2020	2019	2018	2017
Number of full-service offices	16	16	16	16	11
Cash dividends per common share	$0.60	$0.60	$0.54	$0.49	$0.42

Summary Statements of Income	Years ended December 31,
	2021	2020	2019	2018	2017

Interest income	$41,195	$40,870	$45,226	$43,246	$29,441
Interest expense	6,525	9,611	13,535	9,928	6,087
Net interest income	34,670	31,259	31,691	33,318	23,354
Provision for loan losses	800	3,600	200	1,225	1,750
Net interest income after provision for loan losses	33,870	27,659	31,491	32,093	21,604
Noninterest income	13,673	10,073	7,105	6,552	5,727
Noninterest expense	34,225	29,665	27,498	29,458	19,603
Income before income taxes	13,318	8,067	11,098	9,187	7,728
Provision for income taxes	2,680	1,235	1,683	1,855	2,570

Net income	$10,638	$6,832	$9,415	$7,332	$5,158

Basic income per common share	$2.45	$1.58	$2.14	$1.66	$1.18
Diluted income per common share	$2.44	$1.57	$2.11	$1.64	$1.16

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

The Company has one active wholly-owned subsidiary other than the Bank: Guaranty Statutory Trust II, a Delaware statutory trust. Guaranty Statutory Trust II was formed in December 2005. The exclusive purpose of the Trust was issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. The Company’s banking operation conducted through the Bank is the Company’s only reportable segment. See also the discussion contained in the section captioned “Segment Information” in Note 1 of the Notes to Consolidated Financial Statements in this report. A second subsidiary is a service corporation which has been inactive since February 1, 2003.

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

Impacts from COVID-19 on Our Financial Statements and Results of Operations

The spread of the COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation.

Financial Impacts to the Bank: The markets in which we operate continue to be impacted by the ongoing effects of the COVID-19 pandemic, both by the effects of ongoing infections and changing community health guidelines. These effects may have a material impact on our financial condition and results of operations. Due to segments of our loan portfolio experiencing weakness as a result of COVID-19-related economic slowdowns and travel restrictions, we recorded a significant increase in our provision for loan losses in 2020. The provision for loan losses during 2021 totaled $800,000, compared to $3,600,000 for 2020. While the Company has seen overall improvements in 2021, we expect to continue working with impacted customers on a case-by-case basis based on their specific circumstances. Market interest rates have declined significantly and these reductions, have adversely affected and if prolonged, could continue to adversely affect our net interest income, net interest margin and overall earnings.

Paycheck Protection Program (PPP) Activity: In response to COVID-19, the Federal government approved various stimulus packages to assist small businesses, individuals, health care entities, education systems and certain governmental entities. One of the most notable programs was the Coronavirus Aid, Relief and Economic Security (CARES) Act which initially made over $600 billion in funds available in 2020 to small businesses through Small Business Administration (SBA) PPP loans that, based on certain qualifications, provided funds to qualified borrowers for payroll and certain other costs with portions or all of such loans potentially forgiven if used on certain expenses and provided other criteria were met. In late December 2020, an additional $284 billion in PPP funds was approved for eligible entities based on certain qualifications. The PPP funding programs were heavily utilized by businesses leading to robust activity at many financial institutions. The Bank approved and funded 661 PPP loans during 2020 totaling $55.1 million and impacting nearly 8,400 jobs in the communities we serve. The Bank approved and funded 366 PPP loans totaling $18.2 million during the first half of 2021 in the second round of funding. As of December 31, 2021, $1.3 million in PPP loans were included in the commercial loan portfolio. As of December 31, 2021, PPP loans totaling $72.2 million had already been granted forgiveness by the SBA. The Bank is continually monitoring regulatory guidelines that will impact PPP loans that we are involved with along with any additional governmental programs that could materially impact our customers and the Bank’s financial situation.

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

Loan Modifications: As previously mentioned, increased loan payment deferrals and other loan modifications have adversely impacted, and we expect that they will continue to adversely impact, the performance of our loan portfolio. Based on guidance by federal banking regulators, the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB) and provisions within the CARES Act, short-term loan modifications made in response to COVID-19 to borrowers with a current payment status are not to be considered troubled debt restructurings (TDRs) for reporting purposes. As of December 31, 2021, the Company did not have any loans remaining modified in response to COVID-19 compared to 20 loans with an aggregate balance of $28.6 million at December 31, 2020. All loans that were previous modified have returned to their pre-established contractual payment terms.

FINANCIAL CONDITION

From December 31, 2020 to December 31, 2021, the Company’s total assets increased $26,657,365 (2%) to $1,172,910,304, liabilities increased $18,161,600 (2%) to $1,075,446,173, and stockholders' equity increased $8,495,765 (10%) to $97,464,131. The ratio of stockholders’ equity to total assets was 8.3% and 7.8% at December 31, 2021 and 2020, respectively.

From December 31, 2020 to December 31, 2021, available-for-sale securities decreased $12,718,371 (8%). During September 2021, the Company executed a de-leveraging transaction utilizing the proceeds from the sale of $43 million in investment securities and $7 million of excess cash to terminate an interest rate swap and pay off $50 million in higher-cost FHLB advances. The $2.7 million of gains recognized on the investment sales were used to offset the prepayment loss on the interest rate swap of $2.6 million. During 2021, the Company purchased $77,446,328 of investments while having sales, calls and principal payments received of $88,209,689. The Company had net unrealized gains of $517,286 at December 31, 2021 compared to net unrealized gains of $4,871,052 at December 31, 2020.

From December 31, 2020 to December 31, 2021, net loans receivable increased by $69,363,341 (9%) to $811,512,612. During the year, commercial real estate loans increased $75,446,000 (25%), construction loans increased $54,001,000 (76%), commercial business loans decreased $28,532,000 (20%), multi-family loans decreased $13,464,000 (15%), permanent 1-4 family loans decreased $13,008,000 (11%) and consumer and other loans decreased $5,266,000 (20%). Commercial business loans decreased during the year primarily due to the forgiveness and repayment of approximately $35,954,000 in PPP loans, net of new PPP originations in 2021. The Company continues to focus its lending efforts in the commercial and small business lending categories.

As of December 31, 2021, management identified loans totaling $10,008,000 as impaired with a related allowance for loan losses of $851,000. Impaired loans decreased by $9,006,000 during 2021, compared to the balance of $19,014,000 at December 31, 2020. The decrease was primarily due to the result of one larger relationship paying off during the year for $4,092,000 and a second relationship with reductions in balances of $3,343,000 during 2021.

From December 31, 2020 to December 31, 2021, the allowance for loan losses increased $971,538 (10%) to $10,588,562. In addition to the provision for loan losses of $800,000 recorded by the Company during the year ended December 31, 2021, loan recoveries of specific loans (previously classified as nonperforming) exceeded charge-offs by $171,537 for the year ended December 31, 2021. The expense recognized primarily relates to loan portfolio growth, offset by reductions in non-performing loans, delinquent loans and loans impacted by COVID-19. The allowance for loan losses, as a percentage of gross loans outstanding (excluding mortgage loans held for sale), as of December 31, 2021 and December 31, 2020 was 1.29% and 1.28%, respectively. The allowance for loan losses, as a percentage of nonperforming loans outstanding, as of December 31, 2021 and December 31, 2020 was 108.9% and 51.6%, respectively. Management believes the allowance for loan losses is at a level to be sufficient in providing for potential loan losses in the Bank’s existing loan portfolio.

From December 31, 2020 to December 31, 2021, deposits increased $77,646,214 (8%) to $1,016,318,755. Checking and savings transaction balances increased by $117,746,481 (16%) and certificates of deposit decreased by $40,100,267 (22%). The increase in transaction balances was primarily due to the addition of new public fund customers and increased balances from nearly all depositor groups during 2021.

Federal Home Loan Bank advances decreased $50,000,000 (76%) from $66,000,000 as of December 31, 2020 to $16,000,000 as of December 31, 2021. The decrease was due to the full repayment in September 2021 of short-term fixed rate advances that were due in November 2021.

Subordinated debentures issued to Capital Trusts decreased $5,155,000 (33%) due to the full redemption in May 2021 of fixed rate junior subordinated debt securities that were due in 2036. These securities were originally issued in conjunction with an offering of trust preferred securities during 2005.

From December 31, 2020 to December 31, 2021, stockholders’ equity (including accumulated comprehensive loss, net of tax) increased $8,495,765 (10%) to $97,464,131. Net income for the year ended December 31, 2021 exceeded dividends paid or declared by $8,007,492. The equity portion of the Company’s unrealized losses on available-for-sale securities and effects of interest rate swaps decreased by $2,951 during 2021. On a per common share basis, stockholders’ equity increased from $20.51 as of December 31, 2020 to $22.42 as of December 31, 2021.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

The following table shows the balances as of December 31, 2021 of various categories of interest-earning assets and interest-bearing liabilities and the corresponding yields and costs, and, for the periods indicated: (1) the average balances of various categories of interest-earning assets and interest-bearing liabilities, (2) the total interest earned or paid thereon, and (3) the resulting weighted average yields and costs. In addition, the table shows the Company’s rate spreads and net yields. Average balances are based on daily balances. Tax-free income is not material; accordingly, interest income and related average yields have not been calculated on a tax equivalent basis. Average loan balances include non-accrual loans. Dollar amounts are expressed in thousands.

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
ASSETS
Interest-earning:
Loans	$791,355	$36,381	4.60%	$764,707	$36,226	4.74%
Investment securities	175,381	4,352	2.48%	143,380	3,843	2.68%
Other assets	163,547	462	0.28%	112,333	801	0.71%
Total interest-earning	1,130,283	41,195	3.64%	1,020,420	40,870	4.01%
Noninterest-earning	73,339			71,326
	$1,203,622			$1,091,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing:
Savings accounts	$56,652	$70	0.12%	$45,894	$79	0.17%
Transaction accounts	551,323	1,809	0.33%	511,357	2,949	0.58%
Certificates of deposit	163,148	2,131	1.31%	192,412	3,897	2.03%
FHLB advances	53,263	889	1.67%	60,467	1,178	1.95%
Subordinated debentures issued to Capital Trusts	12,428	569	4.58%	15,465	785	5.08%
Subordinated notes, net	19,585	1,050	5.36%	8,238	443	5.38%
Other borrowed funds	558	7	1.25%	6,599	280	4.24%
Total interest-bearing	856,957	6,525	0.76%	840,432	9,611	1.14%
Noninterest-bearing	252,839			164,302
Total liabilities	1,109,796			1,004,734
Stockholders' equity	93,826			87,012
	$1,203,622			$1,091,746
Net earning balance	$273,326			$179,988
Earning yield less costing rate			2.88%			2.86%
Net interest income, and net yield spread on interest-earning assets		$34,670	3.07%		$31,259	3.06%
Ratio of interest-earning assets to interest-bearing liabilities	132%			121%

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

	Year ended				Year ended
	December 31, 2021 versus December 31, 2020				December 31, 2020 versus December 31, 2019
	Average Balance	Interest Rate	Rate & Balance	Total	Average Balance	Interest Rate	Rate & Balance	Total
Interest income:
Loans	$1,262	$(1,070)	$(37)	$155	$138	$(5,129)	$(17)	$(5,008)
Investment securities	858	(285)	(64)	509	1,239	(130)	(58)	1,051
Other assets	365	(484)	(220)	(339)	1,253	(809)	(844)	(400)
Net change in interest income	2,485	(1,839)	(321)	325	2,630	(6,068)	(919)	(4,357)

Interest expense:
Savings accounts	19	(23)	(5)	(9)	17	(51)	(7)	(41)
Transaction accounts	230	(1,271)	(99)	(1,140)	983	(3,602)	(576)	(3,195)
Certificates of deposit	(593)	(1,384)	211	(1,766)	(762)	(81)	13	(830)
FHLB advances	(140)	(169)	20	(289)	168	(169)	(24)	(25)
Subordinated debentures issued to Capital Trusts	(154)	(77)	15	(216)	(189)	5	(1)	(185)
Subordinated notes, net	610	(1)	(2)	607	-	-	443	443
Other borrowed funds	(256)	(197)	180	(273)	(63)	(34)	6	(91)
Net change in interest expense	(284)	(3,122)	320	(3,086)	154	(3,932)	(146)	(3,924)
Change in net interest income	$2,769	$1,283	$(641)	$3,411	$2,476	$(2,136)	$(773)	$(433)

RESULTS OF OPERATIONS - COMPARISON OF YEAR ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

Interest Rates

	Average for the Year Shown
	Prime	Ten-Year Treasury	One-Year Treasury
December 31, 2021	3.25%	1.45%	0.10%
December 31, 2020	3.54%	0.89%	0.37%
Change in rates	-0.29%	0.56%	-0.27%

The Bank charges borrowers and pays depositors interest rates that are largely a function of the general level of interest rates. The above table sets forth the weekly average interest rates for the 52 weeks ending December 31, 2021 and December 31, 2020 as reported by the Federal Reserve. The Bank typically indexes its adjustable rate commercial loans to prime and its adjustable rate mortgage loans to the one-year Treasury Rate. The ten-year Treasury Rate is a proxy for 30-year fixed rate home mortgage loans.

Interest Income. Total interest income increased $325,474 (1%). A decline in key interest rates over the past year compressed yields on new and existing earning assets and negatively impacted the yields. The average balance of interest-earning assets increased $109,863,000 (11%), while the yield on average interest earning assets decreased 37 basis points to 3.64%.

Interest income on loans increased $154,974 (less than 1%). The slight increase was due to increased loan balances and $1,911,000 of loan fees recognized from the origination and forgiveness of PPP loans (compared to $1,120,000 in 2020). Offsetting these increases was the lower offering rates on new and renewing credits. The average balance of loans increased $26,648,000 (3%) in 2021, while the average yield decreased 14 basis points to 4.60%. Pricing on loans continues to be challenging due to significant competition on new and renewing credits and the low rate environment.

Interest Expense. Total interest expense decreased $3,086,247 (32%). The decrease was primarily driven by lower rates across all deposit products due to the previously mentioned FOMC action to cut benchmark interest rates in March 2020. The average balance of interest-bearing liabilities increased $16,525,000 (2%) despite the average cost of interest-bearing liabilities decreasing 38 basis points to 0.76% as many customers maintained elevated cash balances during the year. Specifically, interest expense on deposits decreased $2,914,510 (42%) during 2021 as the average balance of interest-bearing deposits increased $21,460,000 (3%), while the average interest rate paid to depositors decreased 40 basis points to 0.52%. To fund its asset growth going forward, the Company intends to continue to utilize a cost-effective mix of retail and commercial core deposits along with non-core, wholesale funding (including brokered and internet deposits when deemed appropriate).

Interest expense on FHLB advances decreased $288,816 (25%) during 2021 as the average balance of advances decreased $7,204,000 (12%), while the average interest rate paid on the advances decreased 28 basis points to 1.67%. The lower average amount of borrowings with FHLB was due to full repayment of $50,000,000 in September 2021 of short-term fixed rate advances that were due in November 2021.

Interest expense on subordinated debentures and notes increased $390,904 (32%) during 2021 as the Company issued $20.0 million of Notes during the third quarter of 2020. These Notes carry a fixed rate of 5.25% with proceeds being used to pay off an existing line of credit and note payable with another financial institution. Partially offsetting the increased interest expense from the Notes was a decrease of $272,737 (100%) experienced from the payoff of the note payable and line of credit items.

Net Interest Income. The Company’s net interest income increased $3,411,721 (11%) primarily due to the decrease in overall rates on interest-bearing deposits and the repayment of high-cost wholesale borrowings. Refer to the tables in the “Average Balances, Interest and Average Yields” section above for additional information on components of net interest income.

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

Based on its internal analysis and methodology, management recorded a provision for loan losses of $800,000 and $3,600,000 for the years ended December 31, 2021 and 2020, respectively. The expense amount was considered necessary primarily due to loan portfolio growth, offset by reductions in non-performing loans, delinquent loans and loans impacted by COVID-19. The Bank will continue to monitor its allowance for loan losses and make future additions based on economic and regulatory conditions. Management may need to increase the allowance for loan losses through charges to the provision for loan losses if anticipated growth in the Bank’s loan portfolio increases or if other circumstances warrant. See further discussions of the allowance for loan losses under “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $3,598,988 (36%) when compared to 2020. A significant portion of the change is due to an increase in gains recognized on available-for-sale securities of $2,279,312 (494%) due to the de-leveraged transaction discussed above, increased gains on sale of SBA loans of $1,329,521 (215%), increased service charges of $335,775 (23%) and increased gains from the sale of mortgage loans held for sale of $329,599 (9%).

The increases in non-interest income were partially offset by reduced fees from commercial loan swap products of $1,043,276 (91%) and increased losses on foreclosed assets of $157,497 (437%).

Non-Interest Expense. Non-interest expense increased $4,560,174 (15%) due to a few significant factors noted below.

A significant portion of the increase was due to the $2,580,000 (100%) prepayment loss recognized during the third quarter on the termination of an interest rate swap discussed further in Note 21 to the Consolidated Financial Statements.

One-time merger expenses of $573,000 (100%) comprised of legal and investment banking fees that were incurred as part of the pending acquisition with QCR Holdings. See Note 25 to the Consolidated Financial Statements.

Salaries and employee benefits increased $969,654 (6%) which was primarily due to the hiring of new commercial banking executive and relationship managers in the commercial banking area and increased commissions and incentives related to strong mortgage lending activity.

FDIC insurance premiums increased $282,462 (90%) compared to 2020 primarily due to previously awarded credits completely offsetting fees in the beginning of 2020.

Income Taxes. The provision for income taxes increased $1,444,607 (117%) from 2020 which was primarily due to the increase of pre-tax income compared to the prior year and effective tax rate from the reduced availability and utilization of various federal and state income tax credits.

Cash Dividends Paid. The Company paid dividends of $0.15 per share on April 15, 2021 to stockholders of record as of March 26, 2021, $0.15 per share on July 16, 2021, to stockholders of record as of June 25, 2021, and $0.15 per share on October 22, 2021, to stockholders of record as of October 1, 2021. The Company also declared a cash dividend of $0.15 per share on December 31, 2021, which was paid on January 21, 2022, to stockholders of record on January 11, 2021. During 2021, 2020 and 2019, the Company paid $2,627,916, $2,615,028 and $2,313,661 in dividends on common stock.

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

The Company’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, and certificates of deposit with other financial institutions that have an original maturity of three months or less. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The Company’s cash and cash equivalents totaled $130,646,039 as of December 31, 2021 and $148,422,908 as of December 31, 2020, representing a decrease of $17,776,869 (12%). The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows, which are subject to, and influenced by, many factors. The Bank has $110,871,794 in certificates of deposit that are scheduled to mature in one year or less. Management anticipates that the majority of these certificates will renew in the normal course of operations. Based on existing collateral as well as the FHLB’s limitation of advances to 45% of assets, the Bank had the ability to borrow an additional $145,858,000 from the FHLB, as of December 31, 2021. Based on existing collateral, the Bank had the ability to borrow $57,185,000 from the Federal Reserve Bank as of December 31, 2021. The Bank plans to maintain its FHLB and Federal Reserve Bank borrowings at a level that will provide a borrowing capacity sufficient to provide for contingencies. Management has many policies and controls in place to attempt to manage the appropriate level of liquidity.

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

OFF-BALANCE SHEET ARRANGEMENTS

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, lines of credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2021, and 2020, the Bank had outstanding commitments to originate loans of approximately $12,292,000 and $32,095,000, respectively. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. As of December 31, 2021, and 2020, unused lines of credit to borrowers aggregated approximately $140,403,000 and $107,444,000, respectively, for commercial lines and $22,187,000 and $24,746,000, respectively, for open-end consumer lines. Since a portion of the loan commitment and line of credit may expire without being drawn upon, the total unused commitments and lines do not necessarily represent future cash requirements.

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total outstanding standby letters of credit amounting to $8,430,000 and $10,256,000 as of December 31, 2021 and 2020, respectively. The commitments extend over varying periods of time.

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

In connection with the Company’s issuance of the GFED Trust Preferred Securities and pursuant to one remaining guarantee agreement by and between the Company and Wilmington Trust Company, the Company issued a limited, irrevocable guarantee of the obligations of the Trust under the GFED Trust Preferred Securities whereby the Company has guaranteed any and all payment obligations of the Trust related to the GFED Trust Preferred Securities including distributions on, and the liquidation or redemption price of, the GFED Trust Preferred Securities to the extent the Trust does not have funds available.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2021. Dollar amounts are expressed in thousands.

Payments Due By Period

		One Year	One to	Three to	More than
Contractual Obligations	Total	or less	Three Years	Five Years	Five Years

Deposits without stated maturity	$871,467	$871,467	$-	$-	$-
Time and brokered certificates of deposit	144,851	110,872	24,591	4,833	4,555
FHLB advances	16,000	6,500	6,500	3,000	-
Subordinated debentures issued to Capital Trusts	10,310	-	-	-	10,310
Subordinated notes	19,610	-	-	-	19,610
Leases	12,587	1,280	2,190	1,642	7,476
Other long term obligations	559	559	-	-	-
Total	$1,075,384	$990,678	$33,281	$9,475	$41,951

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

The Bank constantly monitors its deposits in an effort to prohibit them from adversely impacting the Bank’s interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank’s asset/liability management objectives and spread requirements. As of December 31, 2021, and 2020, the Bank’s savings accounts, checking accounts, and money market deposit accounts totaled $871,467,380 or 86% of its total deposits and $753,720,899 or 80% of total deposits, respectively. The weighted average rate paid on these accounts decreased 8 basis points from 0.27% on December 31, 2020 to 0.19% on December 31, 2021 primarily due to declines in Treasury rates during the year impacting our variable rate deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following tables set forth as of December 31, 2021 and 2020, management’s estimates of the projected changes in Economic Value of Equity (“EVE”) in the event of instantaneous and permanent increases and decreases in market interest rates. Dollar amounts are expressed in thousands.

12/31/2020

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
+200	$166,104	$26,720	19%	14.59%	2.67%
+100	154,990	15,606	11%	13.42%	1.50%
NC	139,384	-	0%	11.92%	0.00%
-100	117,964	(21,420)	-15%	9.97%	-1.95%
-200	116,623	(22,761)	-16%	9.76%	-2.17%

12/31/2020

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
+200	$123,822	$29,831	32%	11.07%	2.83%
+100	111,299	17,308	18%	9.84%	1.60%
NC	93,991	-	0%	8.24%	0.00%
-100	87,015	(6,976)	-7%	7.56%	-0.68%
-200	95,908	1,917	2%	8.28%	3.00%

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

Item 8. Financial Statements and Supplementary Data

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$8,181,964	$6,366,370
Interest-bearing demand deposits in other financial institutions	122,464,075	142,056,538
Cash and cash equivalents	130,646,039	148,422,908
Interest-bearing time deposits at other financial institutions	250,000	4,760,089
Available-for-sale securities	151,402,498	164,120,869
Stock in Federal Home Loan Bank, at cost	2,088,100	3,896,900
Mortgage loans held for sale	3,245,034	11,359,174
Loans receivable, net of allowance for loan losses of December 31, 2021 and 2020 - $10,588,562 and $9,617,024, respectively	811,512,612	742,149,271
Accrued interest receivable	3,581,835	4,060,795
Prepaid expenses and other assets	7,586,407	7,741,903
Goodwill	1,434,982	1,434,982
Core deposit intangible	1,549,910	2,026,910
Foreclosed assets held for sale	100,000	546,450
Premises and equipment, net	16,785,390	17,898,409
Operating lease right-of-use asset	8,034,417	8,469,661
Bank owned life insurance	31,924,624	25,294,780
Deferred and receivable income taxes	2,768,456	4,069,838
	$1,172,910,304	$1,146,252,939

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$1,016,318,755	$938,672,541
Federal Home Loan Bank advances	16,000,000	66,000,000
Subordinated debentures issued to Capital Trusts	10,310,000	15,465,000
Subordinated notes, net	19,609,576	19,564,131
Advances from borrowers for taxes and insurance	218,905	218,846
Accrued expenses and other liabilities	4,355,661	7,870,991
Operating lease liabilities	8,164,317	8,560,892
Accrued interest payable	468,959	932,172
	1,075,446,173	1,057,284,573

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock, $0.10 par value; authorized 10,000,000 shares; issued December 31, 2021 and 2020 - 6,919,503 and 6,919,503 shares; respectively	691,950	691,950
Additional paid-in capital	51,536,205	51,337,219
Retained earnings, substantially restricted	85,081,199	77,073,707
Accumulated other comprehensive loss	(50,427)	(53,378)
	137,258,927	129,049,498
Treasury stock, at cost; December 31, 2021 and 2020 - 2,535,619 and 2,553,851 shares, respectively	(39,794,796)	(40,081,132)
	97,464,131	88,968,366
	$1,172,910,304	$1,146,252,939

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Interest Income
Loans	$36,380,771	$36,225,797	$41,233,524
Investment securities	4,351,916	3,843,325	2,791,612
Other	462,663	800,754	1,201,367
	41,195,350	40,869,876	45,226,503
Interest Expense
Deposits	4,010,316	6,924,826	10,991,453
Federal Home Loan Bank advances	888,675	1,177,491	1,202,708
Subordinated debentures issued to Capital Trusts	569,315	785,078	970,269
Subordinated notes, net	1,050,000	443,333	-
Other	6,648	280,473	370,584
	6,524,954	9,611,201	13,535,014
Net Interest Income	34,670,396	31,258,675	31,691,489
Provision for Loan Losses	800,000	3,600,000	200,000
Net Interest Income After Provision for Loan Losses	33,870,396	27,658,675	31,491,489
Noninterest Income
Service charges	1,804,935	1,469,160	1,706,437
Net gain on sale of investment securities	2,740,341	461,029	89,564
Gain on sale of mortgage loans held for sale	4,031,697	3,702,098	2,222,533
Gain on sale of Small Business Administration loans	1,948,027	618,506	1,029,949
Commercial loan referral income	105,405	1,148,681	-
Net gain (loss) on foreclosed assets	(121,440)	36,057	(235,394)
Other income	3,163,467	2,637,913	2,291,804
	13,672,432	10,073,444	7,104,893
Noninterest Expense
Salaries and employee benefits	18,317,787	17,348,133	16,107,800
Occupancy	4,544,303	4,623,440	4,582,433
FDIC deposit insurance premiums	594,583	312,121	297,628
Loss on early termination of interest rate swap	2,580,000	-	-
Data processing	2,603,351	2,369,224	1,694,459
Advertising	407,500	488,998	499,998
Merger costs	573,000	-	34,011
Amortization of core deposit intangible	477,000	477,000	477,000
Other expense	4,127,377	4,045,811	3,804,805
	34,224,901	29,664,727	27,498,134
Income Before Income Taxes	13,317,927	8,067,392	11,098,248
Provision for Income Taxes	2,679,785	1,235,178	1,683,158
Net Income	$10,638,142	$6,832,214	$9,415,090

Basic Income Per Common Share	$2.45	$1.58	$2.14
Diluted Income Per Common Share	$2.44	$1.57	$2.11

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
NET INCOME	$10,638,142	$6,832,214	$9,415,090
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(1,613,422)	4,239,526	3,018,580
Change in unrealized gain (loss) on interest rate swaps, before income taxes	1,777,650	(3,312,874)	(2,899,860)
Add: Reclassification adjustment for realized losses on interest rate swaps included in net income, before income taxes	2,580,000	-	-
Less: Reclassification adjustment for realized gains on investment securities included in net income, before income taxes	(2,740,341)	(461,029)	(89,564)
Total other items of comprehensive income	3,887	465,623	29,156
Income tax expense related to other items of comprehensive income	936	87,966	7,435
Other comprehensive income	2,951	377,657	21,721
TOTAL COMPREHENSIVE INCOME	$10,641,093	$7,209,871	$9,436,811

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,638,142	$6,832,214	$9,415,090
Items not requiring (providing) cash:
Deferred income taxes	906,305	(470,145)	224,142
Depreciation and amortization	1,920,725	1,989,545	1,970,442
Provision for loan losses	800,000	3,600,000	200,000
Gain on sale of Small Business Administration loans	(1,948,027)	(618,506)	(1,029,949)
Loss on early termination of interest rate swap	2,580,000	-	-
Gain on sale of mortgage loans held for sale and investment securities	(6,772,038)	(4,163,127)	(2,312,097)
Loss (gain) on sale of foreclosed assets	110,161	(51,836)	(164,636)
Gain on sale of premises, equipment and other assets	-	-	(6,069)
Amortization of deferred income, premiums and discounts, net	(815,678)	1,707,861	349,442
Amortization of intangible assets	477,000	477,000	477,000
Amortization of subordinated notes issuance costs	45,445	18,576	-
Stock award plan expense	485,322	136,138	615,385
Accretion of purchase accounting adjustments	(110,620)	(406,650)	(1,629,721)
Origination of loans held for sale	(146,857,645)	(147,179,016)	(80,689,007)
Proceeds from sale of loans held for sale	159,003,482	142,308,504	81,641,824
Increase in cash surrender value of bank owned life insurance	(629,844)	(596,342)	(500,364)
Changes in:
Accrued interest receivable	478,960	(548,920)	(120,931)
Prepaid expenses and other assets	997,963	1,121,052	(1,302,099)
Accounts payable and accrued expenses	(2,231,813)	466,607	1,188,354
Net cash provided by operating activities	19,077,840	4,622,955	8,326,806
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(81,258,349)	(30,441,139)	49,550,984
Proceeds from sale of loans	14,072,770	5,425,103	9,317,249
Principal payments on available-for-sale securities	20,038,802	23,111,582	7,576,466
Proceeds from maturities of available-for-sale securities	13,881,080	11,617,890	750,000
Purchase of premises and equipment	(769,037)	(684,789)	(981,146)
Purchase of available-for-sale securities	(77,446,328)	(108,674,561)	(75,518,385)
Proceeds from sale of available-for-sale securities	54,289,807	27,430,799	37,855,257
Purchase of bank owned life insurance	(6,000,000)	-	(4,000,000)
Proceeds from maturities of interest-bearing deposits	4,510,000	-	-
Redemption (purchase) of FHLB stock	1,808,800	(139,400)	1,629,700
Purchase of tax credit investments	(420,140)	(256,260)	(3,168,435)
Capitalized costs on foreclosed assets held for sale	(91,034)	-	-
Proceeds from sale of foreclosed assets held for sale	665,563	181,905	1,343,072
Net cash provided by (used in) investing activities	(56,718,066)	(72,428,870)	24,354,762
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	117,746,480	139,296,873	97,367,801
Net decrease in certificates of deposit	(40,100,266)	(22,030,864)	(25,548,954)
Proceeds from FHLB advances	100,000,000	26,000,000	115,815,000
Repayments of FHLB advances	(150,000,000)	(25,000,000)	(156,115,000)
Proceeds from issuance of notes payable	-	1,800,000	7,450,000
Repayments of notes payable	-	(13,000,000)	(1,250,000)
Isuance of subordinated notes, net of issuance costs	-	19,545,555	-
Repayment of Hometown Bancshares subordinated debentures	-	-	(6,000,000)
Advances from (repayments to) borrowers for taxes and insurance	59	(49,354)	(21,608)
Repayment of subordinated debentures	(5,155,000)	-	-
Stock options exercised	-	-	90,000
Cash dividends paid	(2,627,916)	(2,615,028)	(2,313,661)
Treasury stock purchased	-	(390,268)	(3,604,879)
Net cash provided by financing activities	19,863,357	123,556,914	25,868,699
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,776,869)	55,750,999	58,550,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,422,908	92,671,909	34,121,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,646,039	$148,422,908	$92,671,909

Supplemental Cash Flows Information

Foreclosed assets acquired in settlement of loans	$238,240	$124,134	$1,664,258

Interest paid	$6,988,167	$9,472,775	$13,563,079

Income taxes paid	$475,000	$840,000	$199,000

Sale and financing of foreclosed assets held for sale	$-	$439,500	$620,900

See Notes to Consolidated Financial Statements

Guaranty Federal Bancshares, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2021, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	690,200	51,382,585	(36,971,124)	65,829,687	(452,756)	80,478,592
Net income	-	-	-	9,415,090	-	9,415,090
Other comprehensive loss	-	-	-	-	21,721	21,721
Dividends on common stock ($0.54 per share)	-	-	-	(2,384,027)	-	(2,384,027)
Treasury stock purchased	-	-	(3,604,879)	-	-	(3,604,879)
Stock award plans	-	438,032	177,353	-	-	615,385
Stock options exercised	1,750	88,250	-	-	-	90,000
Balance, December 31, 2019	691,950	51,908,867	(40,398,650)	72,860,750	(431,035)	84,631,882
Net income	-	-	-	6,832,214	-	6,832,214
Other comprehensive income	-	-	-	-	377,657	377,657
Dividends on common stock ($0.60 per share)	-	-	-	(2,619,257)	-	(2,619,257)
Treasury stock purchased	-	-	(390,268)	-	-	(390,268)
Stock award plans	-	(571,648)	707,786	-	-	136,138
Balance, December 31, 2020	691,950	51,337,219	(40,081,132)	77,073,707	(53,378)	88,968,366
Net income	-	-	-	10,638,142	-	10,638,142
Other comprehensive income	-	-	-	-	2,951	2,951
Dividends on common stock ($0.60 per share)	-	-	-	(2,630,650)	-	(2,630,650)
Stock award plans	-	198,986	286,336	-	-	485,322
Balance, December 31, 2021	$691,950	$51,536,205	$(39,794,796)	$85,081,199	$(50,427)	$97,464,131

See Notes to Consolidated Financial Statements

GUARANTY FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities

Securities are classified as “available-for-sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before a recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Goodwill and Intangible Assets

An annual assessment is performed to determine whether it is more likely than not the fair value of goodwill is less than the carrying amount.  If, based on the assessment, it is determined that there is an impairment, goodwill would be written down to its implied fair value.  Any subsequent increases in goodwill fair value are not recognized in the financial statements. As a result of the 2018 acquisition of Hometown, a goodwill amount of $1,434,982 is presented in the balance sheet as of December 31, 2021 and 2020.

Core deposit intangible assets are being amortized on the straight-line basis over a period of seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value. A core deposit intangible of $3,520,000 was calculated at the time of the Hometown acquisition. At December 31, 2021 and 2020, the amount remaining to be amortized is $1,549,910 and $2,026,910, respectively.

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

The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020 cash equivalents consisted of interest-bearing deposits and money market accounts.

Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank equal to a set percentage of deposits. During March of 2020, the Federal Reserve Bank reduced its reserve requirement to zero to encourage institutions to lend out funds to assist with pandemic assistance efforts, therefore, our required reserve on December 31, 2021 was $0. The reserve requirement will be monitored by the Federal Reserve and likely reinstated when economic conditions return to pre-pandemic levels.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gain (loss) on available-for-sale securities, unrealized gain on securities for which a portion of an other-than-temporary impairment has been recognized in income and unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. The effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The ineffective portion of the gain or loss is recognized immediately as noninterest income. The Company assesses the effectiveness of the hedging derivative by comparing the change in fair value of the respective derivative instrument and the change in fair value of an effective hypothetical derivative instrument. In 2021, the Company recognized a loss of $2.6 million related to the cancellation of forecasted transactions on executed cash flow swap agreements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it is subject. Additionally, as of December 31, 2021, the most recent notification from the Missouri Division of Finance and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Bank opted into the CBLR framework during the first quarter of 2020. Capital ratios under this framework as of December 31, 2021 and 2020 are as below with dollar amounts expressed in thousands.

To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021

Community Bank Leverage Ratio
Bank	$120,011	10.1%	N/A	N/A	$101,414	8.5%

To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020

Community Bank Leverage Ratio
Bank	$111,098	10.0%	N/A	N/A	$89,175	8.0%

The amount of dividends that the Bank may pay is subject to various regulatory limitations. As of December 31, 2021, and 2020, the Bank exceeded the minimum capital requirements. The Bank may not pay dividends which would reduce capital below the minimum requirements shown above.

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

General Litigation

The Company and the Bank, from time to time, may be parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, and condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. After reviewing pending and threatened litigation with legal counsel, management believes that as of December 31, 2021, the outcome of any such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Earnings Per Common Share

The computation for earnings per common share for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net income available to common shareholders	$10,638,142	$6,832,214	$9,415,090
Weighted average common shares outstanding	4,344,348	4,330,525	4,405,575
Effect of dilutive securities	21,684	19,499	57,984
Weighted average diluted shares outstanding	4,366,032	4,350,024	4,463,559
Basic income per common share	$2.45	$1.58	$2.14
Diluted income per common share	$2.44	$1.57	$2.11

For the years ended December 31, 2021, 2020 and 2019 all outstanding stock options were included in the above computation because their exercise price was less than the average market price.

Concentration of Cash Holdings

During the normal course of business, the Bank may have excess cash on deposit at other financial institution’s. Each institution’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021, the Bank had $38.0 million in deposits above FDIC insured limits. These funds are held with five institutions that are each shown to be well capitalized as of December 31, 2021. Additionally, the Bank held $82.9 million in deposits at the Federal Reserve Bank at December 31, 2021.

NOTE 2:	SECURITIES

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2021
Debt Securities:
U. S. government agencies	$7,778,256	$-	$(217,457)	7,560,799
Municipals	45,982,657	837,946	(377,567)	46,443,036
Corporates	37,019,519	634,758	(350,362)	37,303,915
Mortgage-backed securities - private label - commercial	7,384,249	14,375	(30,202)	7,368,422
Mortgage-backed securities - private label - consumer	9,057,185	42,493	(46,086)	9,053,592
Government sponsored mortgage-backed securities and SBA loan pools	43,663,346	512,517	(503,129)	43,672,734
	$150,885,212	$2,042,089	$(1,524,803)	$151,402,498

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
As of December 31, 2020
Debt Securities:
U. S. government agencies	$6,282,000	$6,519	$(4,885)	6,283,634
Municipals	58,754,912	3,241,133	(26,991)	61,969,054
Corporates	30,510,893	261,740	(171,811)	30,600,822
Mortgage-backed securities - private label - commercial	5,399,385	55,712	(10,650)	5,444,447
Mortgage-backed securities - private label - consumer	9,249,375	228,469	(25,747)	9,452,097
Government sponsored mortgage-backed securities and SBA loan pools	49,053,252	1,391,728	(74,165)	50,370,815
	$159,249,817	$5,185,301	$(314,249)	$164,120,869

Maturities of available-for-sale debt securities as of December 31, 2021:

	Amortized Cost	Approximate Fair Value
1-5 years	$1,500,000	$1,497,325
5-10 years	37,399,244	37,449,981
After ten years	51,881,188	52,360,444
Mortgage-backed securities - private label - commercial not due on a single maturity date	7,384,249	7,368,422
Mortgage-backed securities - private label - consumer ot due on a single maturity date	9,057,185	9,053,592
Government sponsored mortgage-backed securities and SBA loan pools not due on a single maturity date	43,663,346	43,672,734
	$150,885,212	$151,402,498

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $20,211,961 and $8,749,409 as of December 31, 2021 and 2020, respectively.

Gross gains of $2,799,165, $552,366 and $244,777 and gross losses of $58,824, $91,337 and $155,213 resulting from sale of available-for-sale securities were realized for the years ended December 31, 2021, 2020 and 2019, respectively. The tax effect of these net gains (losses) was $575,472, $96,816 and $18,809 in 2021, 2020 and 2019, respectively.

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

No securities were written down for other-than-temporary impairment during the years ended December 31, 2021, 2020 and 2019.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2021 and 2020, was $67,234,562 and $30,049,473, respectively, which is approximately 44% and 18% of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$4,396,329	$(99,928)	$3,164,470	$(117,529)	$7,560,799	$(217,457)
Municipals	12,246,522	(322,939)	1,538,128	(54,628)	13,784,650	(377,567)
Corporates	10,662,195	(181,647)	5,124,238	(168,715)	15,786,433	(350,362)
Mortgage-backed securities - private label - commercial	2,976,069	(27,347)	1,492,125	(2,855)	4,468,194	(30,202)
Mortgage-backed securities - private label - consumer	1,874,865	(46,086)	-	-	1,874,865	(46,086)
Government sponsored mortgage-backed securities and SBA loan pools	20,031,633	(322,842)	3,727,988	(180,287)	23,759,621	(503,129)
	$52,187,613	$(1,000,789)	$15,046,949	$(524,014)	$67,234,562	$(1,524,803)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,495,116	$(4,885)	$-	$-	$1,495,116	$(4,885)
Municipals	4,011,492	(26,991)	-	-	4,011,492	(26,991)
Corporates	14,869,853	(171,811)	-	-	14,869,853	(171,811)
Mortgage-backed securities - private label - commercial	1,481,805	(10,650)	-	-	1,481,805	(10,650)
Mortgage-backed securities - private label - consumer	2,391,511	(25,747)	-	-	2,391,511	(25,747)
Government sponsored mortgage-backed securities and SBA loan pools	5,799,696	(74,165)	-	-	5,799,696	(74,165)
	$30,049,473	$(314,249)	$-	$-	$30,049,473	$(314,249)

NOTE 3:	LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2021 and 2020 include:

	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$102,791,228	$115,799,200
Multi-family	76,565,222	90,028,775
Real estate - construction	124,848,581	70,847,330
Real estate - commercial	381,119,167	305,673,212
Commercial loans	115,794,005	144,326,350
Consumer and other loans	21,467,734	26,733,546
Total loans	822,585,937	753,408,413
Less:
Allowance for loan losses	(10,588,562)	(9,617,024)
Deferred loan fees/costs, net	(484,763)	(1,642,118)
Net loans	$811,512,612	$742,149,271

Classes of loans by aging at December 31, 2021 and 2020 were as follows:

As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$138	$27	$1,083	$1,248	$101,543	$102,791	$-
Multi-family	-	-	-	-	76,565	76,565	-
Real estate - construction	-	-	2,052	2,052	122,797	124,849	-
Real estate - commercial	-	-	247	247	380,872	381,119	-
Commercial loans	17	-	1,747	1,764	114,030	115,794	-
Consumer and other loans	8	-	-	8	21,460	21,468	-
Total	$163	$27	$5,129	$5,319	$817,267	$822,586	$-

As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In Thousands)
Real estate - residential mortgage:
One to four family units	$623	$1,058	$1,071	$2,752	$113,047	$115,799	$-
Multi-family	-	-	-	-	90,029	90,029	-
Real estate - construction	1,239	-	4,189	5,428	65,419	70,847	-
Real estate - commercial	264	76	161	501	305,172	305,673	-
Commercial loans	6	1	4,784	4,791	139,535	144,326	-
Consumer and other loans	10	1	21	32	26,702	26,734	-
Total	$2,142	$1,136	$10,226	$13,504	$739,904	$753,408	$-

Nonaccruing loans are summarized as follows:

	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$1,470,357	$3,086,159
Multi-family	-	-
Real estate - construction	2,891,243	6,239,326
Real estate - commercial	3,339,996	3,932,241
Commercial loans	1,934,494	5,249,782
Consumer and other loans	89,450	121,090
Total	$9,725,540	$18,628,598

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of and for the years ended December 31, 2021, 2020 and 2019:

As of December 31, 2021
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Provision charged to expense	1,242	781	(310)	(308)	(116)	(103)	(386)	$800
Losses charged off	(121)	(1)	(27)	-	(36)	(193)	-	$(378)
Recoveries	285	3	4	-	200	58	-	$550
Balance, end of year	$2,538	$4,407	$1,112	$750	$1,177	$333	$272	$10,589
Ending balance: individually evaluated for impairment	$656	$85	$49	$-	$46	$15	$-	$851
Ending balance: collectively evaluated for impairment	$1,882	$4,322	$1,063	$750	$1,131	$318	$272	$9,738
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$2,891	$1,334	$1,452	$-	$1,935	$171	$-	$7,783
Ending balance: collectively evaluated for impairment	$121,958	$377,649	$101,339	$76,565	$113,770	$21,297	$-	$812,578
Ending balance: loans acquired with deteriorated credit quality	$-	$2,136	$-	$-	$89	$-	$-	$2,225

As of December 31, 2020
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Provision charged to expense	121	1,350	440	312	669	323	385	$3,600
Losses charged off	(738)	-	(2)	-	(709)	(261)	-	$(1,710)
Recoveries	-	7	6	-	40	66	-	$119
Balance, end of year	$1,132	$3,624	$1,445	$1,058	$1,129	$571	$658	$9,617
Ending balance: individually evaluated for impairment	$114	$117	$112	$-	$62	$15	$-	$420
Ending balance: collectively evaluated for impairment	$1,018	$3,507	$1,333	$1,058	$1,066	$556	$658	$9,196
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$1	$-	$-	$1
Loans:
Ending balance: individually evaluated for impairment	$6,239	$1,810	$3,110	$-	$5,111	$202	$-	$16,472
Ending balance: collectively evaluated for impairment	$64,608	$301,453	$112,689	$90,029	$139,083	$26,532	$-	$734,394
Ending balance: loans acquired with deteriorated credit quality	$-	$2,410	$-	$-	$132	$-	$-	$2,542

As of December 31, 2019
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$2,306	$2,093	$1,297	$641	$1,160	$373	$126	$7,996
Provision charged to expense	(809)	265	(32)	105	225	299	147	$200
Losses charged off	-	(122)	(272)	-	(381)	(280)	-	$(1,055)
Recoveries	252	31	8	-	125	51	-	$467
Balance, end of year	$1,749	$2,267	$1,001	$746	$1,129	$443	$273	$7,608
Ending balance: individually evaluated for impairment	$553	$24	$197	$-	$299	$21	$-	$1,094
Ending balance: collectively evaluated for impairment	$1,196	$2,243	$804	$746	$830	$422	$273	$6,514
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually evaluated for impairment	$4,742	$650	$2,613	$-	$908	$220	$-	$9,133
Ending balance: collectively evaluated for impairment	$72,567	$297,318	$116,211	$87,448	$112,956	$30,446	$-	$716,946
Ending balance: loans acquired with deteriorated credit quality	$-	$2,651	$-	$-	$184	$-	$-	$2,835

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

The following summarizes impaired loans as of and for the years ended December 31, 2021 and 2020:

As of December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$1,347	$1,347	$-	$1,868	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,025	2,025	-	3,285	-
Real estate - commercial	2,976	2,976	-	3,269	10
Commercial loans	1,837	1,837	-	2,808	-
Consumer and other loans	89	89	-	97	-
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$105	$105	$49	$145	$-
Multi-family	-	-	-	-	-
Real estate - construction	866	866	656	891	-
Real estate - commercial	494	494	85	602	-
Commercial loans	187	223	46	313	-
Consumer and other loans	82	82	15	94	-
Total
Real estate - residential mortgage:
One to four family units	$1,452	$1,452	$49	$2,013	$-
Multi-family	-	-	-	-	-
Real estate - construction	2,891	2,891	656	4,176	-
Real estate - commercial	3,470	3,470	85	3,871	10
Commercial loans	2,024	2,060	46	3,121	-
Consumer and other loans	171	171	15	191	-
Total	$10,008	$10,044	$851	$13,372	$10

As of December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
Loans without a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$2,780	$2,780	$-	$1,199	$-
Multi-family	-	-	-	-	-
Real estate - construction	5,081	5,081	-	423	-
Real estate - commercial	3,419	3,419	-	3,152	4
Commercial loans	4,902	4,902	-	455	-
Consumer and other loans	100	100	-	110	13
Loans with a specific valuation allowance
Real estate - residential mortgage:
One to four family units	$330	$330	$112	$1,183	$-
Multi-family	-	-	-	-	-
Real estate - construction	1,158	3,129	114	4,093	-
Real estate - commercial	801	801	117	365	-
Commercial loans	341	341	63	792	-
Consumer and other loans	102	102	15	136	-
Total
Real estate - residential mortgage:
One to four family units	$3,110	$3,110	$112	$2,382	$-
Multi-family	-	-	-	-	-
Real estate - construction	6,239	8,210	114	4,516	-
Real estate - commercial	4,220	4,220	117	3,517	4
Commercial loans	5,243	5,243	63	1,247	-
Consumer and other loans	202	202	15	246	13
Total	$19,014	$20,985	$421	$11,908	$17

At December 31, 2021, the Bank’s impaired loans shown in the table above included loans that were classified as troubled debt restructurings (TDR). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The following summarizes information regarding troubled debt restructurings by class as of and for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Real estate - residential mortgage:
One to four family units	$176,576	$1,178,876
Multi-family	-	-
Real estate - construction	839,419	3,700,084
Real estate - commercial	592,515	893,992
Commercial loans	278,649	368,310
Total	$1,887,159	$6,141,262

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

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Included in this category as of December 31, 2021 is $1.3 million in Small Business Administration PPP loans compared to $37.3 million as of December 31, 2020. These loans were originated during 2020 and the first quarter of 2021 with the majority of the loans having an original duration of two years or less.

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

The following table provides information about the credit quality of the loan portfolio using the Bank’s internal rating system as of December 31, 2021 and 2020:

As of December 31, 2021
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$121,892	$342,560	$100,830	$75,166	$107,872	$21,297	$769,617
Special Mention	-	24,589	68	1,399	5,087	-	31,143
Substandard	2,957	13,970	1,893	-	2,835	171	21,826
Doubtful	-	-	-	-	-	-	-
Total	$124,849	$381,119	$102,791	$76,565	$115,794	$21,468	$822,586

As of December 31, 2020
	Construction	Commercial Real Estate	One to four family	Multi-family	Commercial	Consumer and Other	Total
	(In Thousands)
Rating:
Pass	$64,531	$262,771	$110,615	$90,029	$130,874	$26,532	$685,352
Special Mention	-	4,442	-	-	123	-	4,565
Substandard	6,316	38,460	5,184	-	13,329	202	63,491
Doubtful	-	-	-	-	-	-	-
Total	$70,847	$305,673	$115,799	$90,029	$144,326	$26,734	$753,408

The tables include purchased credit impaired loan amounts. At December 31, 2021 and 2020, purchased credit impaired loans rated as “Substandard” were $2.1 and $2.5 million, respectively.

The weighted average interest rate on loans as of December 31, 2020 and 2019 was 4.50% and 4.45%, respectively.

The Bank serviced mortgage loans for others amounting to $20,621 and $24,868 as of December 31, 2021 and 2020, respectively. The Bank serviced commercial loans for others amounting to $79,730,096 and $62,261,930 as of December 31, 2021 and 2020, respectively.

NOTE 4:	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $1.4 million of goodwill as a result of its 2018 Hometown acquisition and the goodwill is not deductible for tax purposes. Goodwill is assessed annually, or more often if warranted, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied value. Goodwill impairment was neither indicated nor recorded during 2021. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.4 million as of December 31, 2021 and 2020, respectively.

Core deposit intangible premiums are amortized over a seven-year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $3.5 million were recorded during the second quarter of 2018 as part of the Hometown acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
	2021	2020
	(in Thousands)	(in Thousands)
Goodwill	$1,435	$1,435
Core deposit intangible
Gross carrying amount	3,520	3,520
Accumulated amortization	(1,970)	(1,493)
Core deposit intangible, net	1,550	2,027
Remaining balance	$2,985	$3,462

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2021 is as follows:

Amortization Expense
(in Thousands)

Remainder of:
2022	$477
2023	477
2024	477
2025	119
Total	$1,550

NOTE 5:	PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2021	2020
Land	$4,360,353	$4,360,353
Buildings and Improvements	11,901,256	11,896,382
Automobile	52,404	52,404
Furniture, Fixtures and Equipment	13,994,335	13,924,839
Leasehold Improvements	2,394,953	2,394,953
	32,703,300	32,628,931
Less accumulated depreciation	(15,917,910)	(14,730,522)
Net premises and equipment	$16,785,390	$17,898,409

NOTE 6:	LEASES

At December 31, 2021 and 2020, operating Right of Use (“ROU”) assets were $8,034,417 and $8,469,661, respectively with corresponding liabilities of $8,164,317 and $8,560,892, respectively. Additionally, as of December 31, 2021 and 2020, the Company had financing ROU assets of $538,712 and $510,526, respectively with corresponding liabilities of $538,712 and $510,526, respectively. We maintain operating leases on land and buildings for certain branch facilities and our headquarters. Financing leases are primarily for equipment used at banking facilities. Most leases include options to renew, with renewal terms extending between one to twenty years. The exercise of renewal options is based on judgement of management as to whether or not the renewal option is reasonably certain to be exercised. Factors in determining whether or not the renewal option is reasonably certain to be exercised include, but are not limited to, the value of the leasehold improvements, the value of the renewal rate compared to market rates and the presence of factors that would cause significant economic penalty to the Company if the option is not exercised.

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

The components of lease expense and their impact on the statement of income as of December 31, 2021 and 2020 is as follows:

	Year ended
	December 31,
	2021	2020
	(In Thousands)
Finance lease cost:
Amortization of right-of-use assets	$200,994	$142,582
Interest on lease liabilities	6,648	7,736
Operating lease cost	1,080,057	1,081,620
Sublease income	(39,900)	(47,200)

Total lease costs	$1,247,799	$1,184,738

Additional lease information:
Weighted-average remaining lease term - financing leases (in years)	3.2	3.4
Weighted-average remaining lease term - operating leases (in years)	13.6	14.4
Weighted-average discount rate - financing leases	1.06%	1.32%
Weighted-average discount rate - operating leases	5.75%	5.68%

The following table sets forth the future minimum lease cash payments and a reconciliation of the undiscounted cash flows to the lease liability as of December 31, 2021:

	Financing	Operating	Total
		(In Thousands)
2022	$216	$1,049	$1,265
2023	143	1,053	1,196
2024	100	894	994
2025	72	790	862
2026	15	765	780
Thereafter	-	7,475	7,475
Total undiscounted future minimum lease cash payments	$546	$12,026	$12,572
Present value discount	(7)	(3,862)	(3,869)
Lease liability	$539	$8,164	$8,703

NOTE 7:	BANK OWNED LIFE INSURANCE

The Company has purchased Bank owned life insurance on certain key members of management. Such policies are recorded at their cash surrender value, or the amount that can be realized. The increase in cash surrender value in excess of the single premium paid is reported as other noninterest income. The balance at December 31, 2021 and 2020 was $31,924,624 and $25,294,780, respectively.

NOTE 8:	INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has purchased investments in limited partnerships that were formed to operate low-income housing apartment complexes and single-family housing units throughout Missouri. The investments are accounted for under the proportional amortization method if certain conditions are met. The Company does not have the ability to exert significant influence over the partnerships. For a minimum fifteen-year compliance period, each partnership must adhere to affordable housing regulatory requirements in order to maintain the utilization of the tax credits. At December 31, 2021 and 2020, the net carrying values of the Company’s investments in these entities was $5,377,945 and $5,712,577, respectively, and are included in other assets on the Company’s Consolidated Balance Sheets.

The Company received total income tax credits of $854,397, $1,056,493 and $1,183,140 during 2021, 2020 and 2019, respectively. Amortization of the investment costs was $740,975, $937,270 and $1,041,863 during each of the fiscal years 2021, 2020 and 2019, respectively.

NOTE 9:	DEPOSITS

Deposits are comprised of the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Weighted Average Rate	Balance	Percentage of Deposits	Weighted Average Rate	Balance	Percentage of Deposits

Non-interest bearing transaction	0.00%	$259,389,511	25.5%	0.00%	$144,911,156	15.4%
Interest bearing transaction	0.29%	540,204,521	53.2%	0.35%	560,970,668	59.8%
Savings	0.13%	71,873,348	7.1%	0.13%	47,839,075	5.1%
	0.19%	871,467,380	85.8%	0.27%	753,720,899	80.3%
Certificates:
0.00% - 0.99%	0.36%	106,101,344	10.4%	0.62%	49,395,262	5.2%
1.00% - 1.99%	1.47%	9,575,861	0.9%	1.47%	13,875,409	1.5%
2.00% - 3.99%	2.31%	29,174,170	2.9%	2.41%	121,680,971	13.0%
	0.83%	144,851,375	14.2%	1.86%	184,951,642	19.7%
Total Deposits	0.28%	$1,016,318,755	100.0%	0.58%	$938,672,541	100.0%

The aggregate amount of certificates of deposit with a minimum balance of $100,000 was approximately $85,090,000 and $103,356,000 as of December 31, 2021 and 2020, respectively. The aggregate amount of certificates of deposit with a minimum balance of $250,000 was approximately $24,376,000 and $35,412,000, as of December 31, 2021 and 2020, respectively.

A summary of certificates of deposit by maturity as of December 31, 2021, is as follows:

Certificates five year maturity schedule

2022	$110,871,794
2023	21,636,483
2024	2,954,563
2025	1,202,180
2026	3,631,519
Thereafter	4,554,836
$144,851,375

A summary of interest expense on deposits is as follows:

		Years ended
		December 31,
	2021	2020	2019

Transaction accounts	$1,809,437	$2,948,835	$6,144,802
Savings accounts	70,036	78,806	119,730
Certificate accounts	2,143,341	3,912,688	4,754,944
Early withdrawal penalties	(12,498)	(15,503)	(28,023)
	$4,010,316	$6,924,826	$10,991,453

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $36,000 and $35,000 as of December 31, 2021 and 2020, respectively.

NOTE 10:	BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following:

December 31, 2021			December 31, 2020
Maturity Date	Amount	Weighted Average Rate	Maturity Date	Amount	Weighted Average Rate
2023	6,500,000	0.59%	2021	50,000,000	0.35%
2025	6,500,000	0.82%	2023	6,500,000	0.59%
2027	3,000,000	1.12%	2025	6,500,000	0.82%
	$16,000,000	0.78%	2027	3,000,000	1.12%
				$66,000,000	0.45%

The FHLB requires the Bank to maintain collateral in relation to outstanding balances of advances. For collateral purposes, the FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value. Based on existing collateral as well as the FHLB’s limitation of advances to 45% of assets, the Bank has the ability to borrow an additional $145.9 million from the FHLB, as of December 31, 2021.

Federal Reserve Bank Borrowings

During 2008, the Bank established a borrowing line with the Federal Reserve Bank. The Bank has the ability to borrow $57.2 million as of December 31, 2021. The Federal Reserve Bank requires the Bank to maintain collateral in relation to borrowings outstanding. The Bank had no borrowings outstanding on this line as of December 31, 2021 and 2020.

Note Payable to Bank

As of December 31, 2019, the Company had an established note payable of $11.2 million with another financial institution. The note was fully drawn as of December 31, 2019 with the original purpose to provide additional capital for funding Bank asset growth and to redeem Hometown Bancshares subordinated debentures discussed in Note 11. The note carried a variable interest rate tied to 30-day LIBOR plus 250 basis points (4.24% at December 31, 2019). In July 2020, proceeds from a subordinated debt offering, discussed in Note 12, were used to completely pay off the note payable.

Line of Credit to Bank

During 2019, The Company established a $3.0 million revolving line of credit with another financial institution. The line of credit was renewed during 2021 and increased to a $5.0 million revolving line of credit. The funds, if used, will be to provide additional capital for funding Bank asset growth or repurchasing outstanding common shares of stock. The note carries a variable interest rate tied to 30-day LIBOR plus 250 basis points with a floor of 350 basis points and matures on June 27, 2022. No amounts were borrowed on this line as of December 31, 2021 or 2020.

NOTE 11:	SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

During 2005, the Company formed two wholly owned grantor trust subsidiaries, Guaranty Statutory Trust I and Guaranty Statutory Trust II, to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of the preferred securities in notes of the Company. Trust I issued $5,000,000 of preferred securities and Trust II issued $10,000,000 of preferred securities. The sole assets of Trust I were originally $5,155,000 aggregate principal amount of the Company’s fixed rate subordinated debenture notes due 2036; however, the Company fully redeemed the debentures on May 23, 2021 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board. The sole assets of Trust II were originally $10,310,000 aggregate principal amount of the Company’s fixed/variable rate subordinated debenture notes due 2036, which were redeemable beginning in 2011. Trust II subordinated debenture notes bear interest at a fixed rate for five years and thereafter at a floating rate based on LIBOR. The preferred securities qualify as either Tier I or Tier II capital for regulatory purposes, subject to certain limitations.

As part of the April 2, 2018 acquisition of Hometown Bancshares, Inc., and pursuant to a Second Supplemental Indenture by and among the Company, Hometown and Wilmington Trust Company, as Trustee, the Company assumed Hometown’s rights, duties and obligations under the original Indenture of a wholly owned subsidiary, Hometown Bancshares Capital Trust I, a Delaware statutory trust formed on October 29, 2002. This Trust was formed for the purposes of issuing $6.0 million of Trust Preferred Securities. Hometown issued 30-year junior subordinated deferrable interest debentures to the Trust in the principal amount of $6,186,000 (“Hometown Trust I Debentures”) pursuant to the terms of Indentures dated October 29, 2002 by and between the Company and Wilmington Trust Company, as trustee. These debentures bore interest at a floating rate equal to the three-month LIBOR plus 5.00%, payable quarterly, until May 2019. The rate from May 2019 until maturity in 2032 was a floating rate equal to the three-month LIBOR plus 6.00%, payable quarterly, with a maximum interest rate of 12.5%. The interest payments by the Company to the Trust was used to pay the dividends payable by the Trust to the holders of the Trust Preferred Securities. The Hometown Trust I Debentures had an original maturity date of November 7, 2032; however, the Company fully redeemed the debentures on July 5, 2019 at 100% of principal amount plus accrued interest after receiving all necessary approvals by the Federal Reserve Board.

NOTE 12:	SUBORDINATED NOTES

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

NOTE 13:	INCOME TAXES

As of December 31, 2021 and 2020, retained earnings included approximately $5,075,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,218,000 as of December 31, 2021.

The provision for income taxes consists of:

		Years Ended
		December 31,
	2021	2020	2019

Taxes currently payable	$1,773,480	$1,705,323	$1,459,016
Deferred income taxes	906,305	(470,145)	224,142
	$2,679,785	$1,235,178	$1,683,158

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2021 and 2020 balance sheets are:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Allowances for loan losses	$2,541,255	$2,308,086
Writedowns on foreclosed assets held for sale	26,880	152,192
Unrealized loss on interest rate swaps	140,051	1,185,887
Deferred loan fees/costs	107,070	368,937
Lease Liabilities	2,088,727	2,177,140
Other purchase accounting adjustments	515,093	567,188
Tax credit partnerships and related tax credit carryforwards	185,747	1,322,240
Other	248,903	100,565
	5,853,726	8,182,235
Deferred tax liabilities:
FHLB stock dividends	(20,968)	(20,968)
Unrealized gain on available-for-sale securities	(124,148)	(1,169,053)
Lease ROU assets	(2,057,551)	(2,155,245)
Accumulated depreciation	(368,414)	(525,995)
Other	(514,189)	(635,280)
	(3,085,270)	(4,506,541)
Net deferred tax asset	$2,768,456	$3,675,694

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company’s effective rate is shown below:

		Years ended
		December 31,
	2021	2020	2019
Computed at statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State financial institution tax and credits	1.1%	(1.2%)	(2.3%)
Cash surrender value of life insurance	(1.0%)	(1.6%)	(1.0%)
Tax exempt interest	(1.1%)	(1.8%)	(1.1%)
Other	0.1%	(1.1%)	(1.4%)
Actual effective rate	20.1%	15.3%	15.2%

As part of the acquisition of Hometown, the Company acquired net operating loss (NOL) carryforwards that Hometown had accumulated through acquisition date. The Company estimates the amount of NOL that it expects to utilize in the future will be approximately $1,700,000 and has recorded a deferred tax asset related to the NOL, which is included in the purchase accounting adjustments above.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020 (dollar amounts in thousands):

As of December 31, 2021
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
U.S. Government agencies	$-	$7,561	$-	$7,561
Municipals	-	46,443	-	46,443
Corporates	-	37,304	-	37,304
Mortgage-backed securities - private label - commercial	-	7,368	-	7,368
Mortgage-backed securities - private label - consumer	-	9,053	-	9,053
Government sponsored mortgage-backed securities and SBA loan pools	-	43,673	-	43,673
Available-for-sale securities	$-	$151,402	$-	$151,402

Financial liabilities:
Interest Rate Swaps	$-	$584	$-	$584

As of December 31, 2020
Financial assets:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Debt securities:
U.S. Government agencies	$-	$6,284	$-	$6,284
Municipals	-	61,969	-	61,969
Corporates	-	30,601	-	30,601
Mortgage-backed securities - private label - commercial	-	5,444	-	5,444
Mortgage-backed securities - private label - consumer	-	9,452	-	9,452
Government sponsored mortgage-backed securities and SBA loan pools	-	50,371	-	50,371
Available-for-sale securities	$-	$164,121	$-	$164,121

Financial liabilities:
Interest Rate Swaps	$-	$4,941	$-	$4,941

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020 (dollar amounts in thousands):

Impaired loans:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2021	$-	$-	$4,146	$4,146

December 31, 2020	$-	$-	$5,809	$5,809

Foreclosed assets held for sale:
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
December 31, 2021	$-	$-	$100	$100

December 31, 2020	$-	$-	$371	$371

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollar amounts in thousands):

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$4,146	Market Comparable	Discount to reflect realizable value	0%	-	100%	(17%)
Foreclosed assets held for sale	$100	Market Comparable	Discount to reflect realizable value	43%	-	43%	(43%)

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral dependent)	$5,809	Market Comparable	Discount to reflect realizable value	1%	-	80%	(7%)
Foreclosed assets held for sale	$371	Market Comparable	Discount to reflect realizable value	4%	-	4%	(4%)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Carrying Amount	Fair Value	Hierarchy Level	Carrying Amount	Fair Value	Hierarchy Level
Financial assets:
Cash and cash equivalents	$130,646,039	$130,646,039	1	$148,422,908	$148,422,908	1
Interest-bearing time deposits at other institutions	250,000	250,000	2	4,760,089	4,771,605	2
Federal Home Loan Bank stock	2,088,100	2,088,100	2	3,896,900	3,896,900	2
Mortgage loans held for sale	3,245,034	3,311,578	2	11,359,174	11,626,174	2
Loans, net	811,512,612	800,209,957	3	742,149,271	737,701,011	3
Interest receivable	3,581,835	3,581,835	2	4,060,795	4,060,795	2
Financial liabilities:
Deposits	1,016,318,755	1,016,382,050	2	938,672,541	939,806,149	2
FHLB advances	16,000,000	15,825,397	2	66,000,000	66,089,183	2
Subordinated debentures issued to Capital Trusts	10,310,000	10,310,000	3	15,465,000	15,465,000	3
Subordinated notes, net	19,609,576	22,618,448	3	19,564,131	25,608,997	3
Interest payable	468,959	468,959	2	932,172	932,172	2
Unrecognized financial instruments (net of contractual value):
Commitments to extend credit	-	-	-	-	-	-
Unused lines of credit	-	-	-	-	-	-

NOTE 15:	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

Equity Plans

On May 27, 2015, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2015 Equity Plan (the”2015 Plan”). The Plan provides for the grant of up to 250,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2021, restricted stock for 110,392 shares of Common Stock and 108,898 of performance stock units has been granted under the Plan.

On May 26, 2010, the Company’s stockholders voted to approve the Guaranty Federal Bancshares, Inc. 2010 Equity Plan (the”2010 Plan”). The Plan provides for the grant of up to 200,000 shares of Common Stock under equity awards including stock options, stock awards, restricted stock, stock appreciation rights, performance units, or other equity-based awards payable in cash or stock to key employees and directors of the Company and the Bank. As of December 31, 2021, non-incentive stock options for 25,000 shares and restricted stock for 139,330 shares of Common Stock have been granted under the Plan.

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

The tables below summarize transactions under the Company’s equity plans:

Stock Options

Number of shares
	Incentive Stock Option	Non-Incentive Stock Option	Weighted Average Exercise Price
Balance outstanding as of January 1, 2019	12,500	5,000	$5.14
Granted	-	-	-
Exercised	(12,500)	(5,000)	5.12
Forfeited	-	-	-
Balance outstanding as of December 31, 2019	-	-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of December 31, 2020	-	-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance outstanding as of December 31, 2021	-	-	$-
Options exercisable as of December 31, 2021	-	-	$-

All stock options issued in prior years were exercised in 2019 and no stock options vested during 2021, 2020 and 2019.

Restricted Stock

	Number of shares	Weighted Average Grant- Fair Value
Balance of shares non-vested as of January 1, 2019	32,349	$18.93
Granted	15,434	23.85
Vested	(20,771)	17.67
Forfeited	(2,634)	22.38
Balance of shares non-vested as of December 31, 2019	24,378	$22.75
Granted	20,213	20.99
Vested	(11,464)	22.13
Forfeited	(5,090)	22.37
Balance of shares non-vested as of December 31, 2020	28,037	$21.80
Granted	20,126	18.35
Vested	(9,599)	22.20
Forfeited	(1,310)	21.65
Balance of shares non-vested as of December 31, 2021	37,254	$19.84

In February 2021, the Company granted 6,979 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In February 2020, the Company granted 5,579 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. In March 2019, the Company granted 5,502 shares of restricted stock to directors pursuant to the 2015 Equity Plan that have a one year cliff vesting and expensed over that same period. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2021, 2020 and 2019 was $129,486, $135,110 and $131,443, respectively.

During 2021, 2020 and 2019, the Company granted 13,147, 14,634 and 9,932 shares of restricted stock to officers that all have a cliff vesting at the end of three years. The expense is being recognized over the applicable vesting period. The expense relating to these awards for the years ended December 31, 2021, 2020 and 2019 was $215,471, $114,357 and $149,279, respectively.

Performance Stock Units

	Performance Stock Units	Weighted Average Grant- Date Fair Value

Balance of shares non-vested as of January 1, 2019	47,322	$20.48
Granted	-	-
Vested	(30,919)	20.48
Forfeited	(16,403)	20.48
Balance of shares non-vested as of December 31, 2019	-	$-
Granted	53,075	15.40
Vested	-	-
Forfeited	-	-
Balance of shares non-vested as of December 31, 2020	53,075	$15.40
Granted	-	-
Vested	-	-
Forfeited	(9,927)	15.62
Balance of shares non-vested as of December 31, 2021	43,148	$15.34

During 2020, the Company granted restricted stock units representing 53,075 hypothetical shares of performance stock units to officers. There are three possible levels of incentive awards: threshold (25%); target (50%); and maximum (100%). The performance stock units vest based on two financial performance factors over the period from grant date to December 31, 2022 (the “Performance Period”). The two performance measurements of the Company (and the weight given to each measurement) applicable to each award level are as follows: (i) Earnings Per Share (50%) and (ii) Return on Average Assets (50%). In determining compensation expense, the fair value of the restricted stock unit awards was determined based on the closing price of the Company’s common stock on the date of grant, which averaged $15.40 per share. The expense is being recognized over the applicable vesting period. Due to the fact that the measurements cannot be determined at the time of the grant, the Company currently estimates that the most likely outcome is the achievement between the target and maximum levels. If during the Performance Period, additional information becomes available to lead the Company to believe a different level will be achieved for the Performance Period, the Company will reassess the number of units that will vest for the grant and adjust its compensation expense accordingly on a prospective basis. The total amount of expense for performance stock units during the years ended December 31, 2021, 2020 and 2019 was $154,915, $54,948 and $359,606, respectively.

Total stock-based compensation expense is comprised of expense for restricted stock awards, restricted stock units and stock options. Expense recognized for the years ended December 31, 2021, 2020 and 2019 was $499,872, $304,415 and $640,328, respectively. As of December 31, 2021, there was $402,246 of unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which will be recognized over the remaining vesting periods.

NOTE 17:	NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee that is assessing our data and evaluating the impact of adopting ASU 2016-13. The Company has also selected a third-party vendor to assist in generating loan level cash flows and disclosures. Based on the results from larger SEC filers and preliminary internal calculations there is likely a significant financial impact of adopting this standard. Estimated amounts and decisions pertaining to implementation of this standard will be evaluated over the next several quarters.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 applies to contracts that reference LIBOR or another reference rate expected to be terminated because of reference rate reform. An entity may elect certain optional expedients for hedging relationships that exist as of December 31, 2022 and maintain those optional expedients through the end of the hedging relationship. ASU 2020-04 can be adopted as of March 12, 2020 or thereafter. In January 2021, the FASB issued ASU 2021-01, which further updates the scope of Topic 848. This ASU provides guidance and timelines for the future transition from London Interbank Offered Rate (LIBOR) to alternative reference rates that are more observable or transaction based and less susceptible to manipulation. For financial institutions this will likely impact contracts already in place that reference LIBOR as the variable rate component. Items likely to be impacted are interest rate swaps, subordinated debt offerings, certain adjustable-rate loan contracts, certain variable rate investment instruments as well as other variable rate contracts. Current guidance has the use of LIBOR reference rates to end by June 30, 2023. In the meantime, institutions are to identify contracts that reference LIBOR, prepare their current systems for a transition to a new reference rate and to communicate any changes to impacted parties. The Company has identified existing items that reference LIBOR and is in the process of evaluating fall back language in each situation along with working with system providers and other third parties to ensure a successful adoption of new reference rates, which includes the Secured Overnight Financing Rate and the American Interbank Offered Rate. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all recently issued FASB ASUs. ASUs that are not noted above were assessed and determined to be not applicable or not significant to the Company’s Consolidated Financial Statements for the period ended December 31, 2021.

NOTE 18:	OTHER EXPENSES

Other expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Directors compensation	$256,290	$238,704	$232,826
Outside services	150,000	139,737	164,930
Legal expense	350,669	292,451	313,520
Deposit expense	79,563	81,725	80,879
Office supplies	98,388	123,334	129,988
Telephone	168,574	145,396	143,411
Postage	159,262	149,783	197,775
Insurance	196,100	183,380	161,032
Supervisory exam	69,958	68,320	63,619
Accounting	353,770	350,370	387,102
Organization dues	214,641	181,155	170,017
Loan expense	383,478	415,436	417,736
Contributions	62,500	132,200	82,200
ATM expense	223,738	307,999	252,192
Other operating	1,360,446	1,235,821	1,007,578

	$4,127,377	$4,045,811	$3,804,805

NOTE 19:	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. Annual activity consisted of the following:

	Year ended December 31,
	2021	2020	2019

Balance, beginning of year	$4,356,981	$4,030,844	$5,797,809
New Loans	161,000	1,815,200	500,000
Repayments	(425,211)	(1,489,063)	(2,266,965)

Balance, end of year	$4,092,770	$4,356,981	$4,030,844

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

As of December 31, 2021 and 2020, the Bank had outstanding commitments to originate fixed-rate mortgage loans of approximately $12,292,000 and $32,095,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

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

The Bank had total outstanding standby letters of credit amounting to $8,430,000 and $10,256,000 as of December 31, 2021 and 2020, respectively, with terms ranging from 1 year to 5 years.

The Bank has confirming letters of credit from the FHLB issued for collateral on public deposits and to enhance Bank issued letters of credit granted to various customers for industrial revenue bond issues.  As of December 31, 2021 and 2020, these letters of credit aggregated approximately $76,623,000 and $62,239,000.

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

As of December 31, 2021 and 2020, unused lines of credit to borrowers aggregated approximately $140,403,000 and $107,444,000, respectively, for commercial lines and $22,187,000 and $24,746,000, respectively, for open-end consumer lines.

The Bank offers certain loan customers the ability to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement via an Assumable Rate Conversion (“ARC”) loan agreement. This allows the loan customer to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Company is required to enter into a transaction agreement as part of each loan. The agreement results in the assumption of credit and market risk equivalent by the Bank. The agreement states that in an event of default by the loan customer, the Bank must pay a termination amount to the extent it is positive. The termination value is defined by the Master Agreement, which is in essence the fair value of the derivative on the event date. During 2021 and 2020, the Bank originated $10.6 million and $72.4 million of these agreements and earned $104,000 and $1.1 million in brokerage fees that is included in non-interest income. The Bank evaluates these guarantees on a quarterly basis and would record a liability if it became probable that it would be required to pay a termination value. No liability was recorded as of December 31, 2021 and 2020.

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

In June 2017, the Company entered into a forward start interest rate swap agreement totaling $50 million notional amount to hedge against interest rate risk on FHLB advances. The swap rate paid is 2.12% and is hedged against three-month floating LIBOR with a termination date of February 2025. As a cash flow hedge, the portion of the change in the fair value of the derivative is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. During the third quarter of 2021, the Company executed a de-leveraging transaction whereby utilizing the proceeds from the sale of $43 million in investment securities and $7 million of excess cash to terminate this interest rate swap and payoff $50 million in higher-cost FHLB advances. The $2.7 million of gains recognized on the investment sales were used to offset the prepayment loss on the interest rate swap of $2.6 million. The prepayment loss on the interest rate swap of $2.6 million was reclassified from other comprehensive income and reported as loss on interest rate swap on the Company’s statement of income.

In March 2019, the Company entered into an interest rate swap agreement totaling $10.3 million notional amount to hedge against interest rate risk on variable rate subordinated debentures. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2021, the Company reported a $443,495 unrealized loss, net of a $140,051 tax effect, in accumulated other comprehensive income related to this cash flow hedge.

For each instrument, the Company documents at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the years ended December 31, 2021 and 2020, there was no ineffectiveness attributable to either cash flow hedge.

As of December 31, 2021, based on current fair values, the Company pledged cash collateral of $580,000 to its counterparty for the swap. As of December 31, 2020, based on current fair values, the Company pledged cash collateral of $5.1 million to its counterparty for the swaps.

A summary of the Company’s derivative financial instruments at December 31, 2021 and 2020 is shown in the following table:

						December 31, 2021	Estimated Fair Value at:
Forward Start	Termination	Derivative	Notional	Rate	Rate	Balance Sheet	December 31,
Inception Date	Date	Type	Amount	Paid	Hedged	Classfication	2021	2020

2/28/2018	9/21/2021	Interest rate swap - FHLB Advances	$50,000,000	2.12%	3 month LIBOR Floating	Other liabilites	$0	$(3,760,287)

5/23/2019	2/23/2026	Interest rate swap - Subordinated Debentures	$10,310,000	4.09%	3 month LIBOR Floating +145 bps	Other liabilites	$(583,546)	$(1,180,909)

The following table presents the net amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

Derivative	Income Statement	Years ended December 31,
Type	Classfication	2021	2020

Interest rate swap - FHLB Advances	Interest expense	$650,316	$630,870

Interest rate swap - Subordinated Debentures	Interest expense	$259,031	$184,537

NOTE 22:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:
	2021	2020

Net unrealized gain on available-for-sale securities	$517,286	$4,871,052
Net unrealized loss on interest rate swap instrument	(583,547)	(4,941,196)
	(66,261)	(70,144)

Tax effect	15,834	16,766
Net-of-tax amount	$(50,427)	$(53,378)

NOTE 23:	CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheets as of December 31, 2021 and 2020, and statements of income, comprehensive income and cash flows for the years ended December 31, 2021, 2020 and 2019 for the parent company, Guaranty Federal Bancshares, Inc., are as follows:

Condensed Balance Sheets	December 31,
	2021	2020
Assets
Cash	$3,774,700	$7,940,245
Investment in subsidiary	123,442,257	115,472,127
Investment in Capital Trusts	310,000	465,000
Prepaid expenses and other assets	545,935	218,411
Deferred and receivable income taxes	1,350,782	2,197,483
	$129,423,674	$126,293,266
Liabilities
Subordinated debentures issued to Capital Trusts	$10,310,000	$15,465,000
Subordinated notes, net	19,609,576	19,564,131
Accrued expenses and other liabilities	2,033,067	2,288,869
Due to subsidiary	6,900	6,900

Stockholders' equity
Common stock	691,950	691,950
Additional paid-in capital	51,536,205	51,337,219
Retained earnings	85,081,199	77,073,707
Accumulated other comprehensive loss	(50,427)	(53,378)
Treasury stock	(39,794,796)	(40,081,132)
	$129,423,674	$126,293,266

Condensed Statements of Income	Years ended December 31,
	2021	2020	2019

Income
Dividends from subsidiary bank	$5,000,000	$2,500,000	$8,000,000
Net gain on foreclosed assets	26,259	74,716	-
Interest income:
Other	10,216	22,515	40,855
	5,036,475	2,597,231	8,040,855
Expense
Interest expense	1,050,000	716,070	362,079
Other	2,481,173	1,839,930	2,439,799
	3,531,173	2,556,000	2,801,878
Income before income taxes and equity in undistributed income of subsidiaries	1,505,302	41,231	5,238,977
Credit for income taxes	(711,666)	(681,092)	(721,649)
Income before equity in undistributed earnings of subsidiaries	2,216,968	722,323	5,960,626
Equity in undistributed income of subsidiaries	8,421,174	6,109,891	3,454,464
Net income	$10,638,142	$6,832,214	$9,415,090

Condensed Statements of Cash Flows	Years ended December 31,
	2021	2020	2019

Cash Flows From Operating Activities

Net income	$10,638,142	$6,832,214	$9,415,090
Items not requiring (providing) cash:
Distributions in excess of subsidiaries	(8,421,174)	(6,109,891)	(3,454,464)
Deferred income taxes	789,978	(237,281)	(633,608)
Accretion of purchase accounting adjustment	-	-	(109,829)
Stock award plan expense	485,322	136,138	615,385
Changes in:
Prepaid expenses and other assets	(327,524)	118,386	(28,124)
Income taxes payable/refundable	(86,645)	(193,812)	157,458
Accrued expenses	384,272	270,503	(26,374)
Net cash provided by operating activities	3,462,371	816,257	5,935,534

Cash Flows From Financing Activities
Proceeds from stock options exercised	-	-	90,000
Cash dividends paid on common stock	(2,627,916)	(2,615,028)	(2,313,661)
Proceeds from issuance of notes payable	-	1,800,000	7,450,000
Proceeds from issuance of subordinated notes, net	-	19,545,555	-
Repayment of notes payable	-	(13,000,000)	(1,250,000)
Repayment of Capital Trust	(5,000,000)	-	(6,000,000)
Treasury Stock purchased	-	(390,268)	(3,604,879)
Net cash provided by (used in) financing activities	(7,627,916)	5,340,259	(5,628,540)

Increase (Decrease) in cash	(4,165,545)	6,156,516	306,994

Cash, beginning of year	7,940,245	1,783,729	1,476,735

Cash, end of year	$3,774,700	$7,940,245	$1,783,729

Statements of Comprehensive Income	Years ended December 31,
	2021	2020	2019
NET INCOME	$10,638,142	$6,832,214	$9,415,090
OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on interest rate swaps, before income taxes	597,363	(620,521)	(560,388)
Income tax expense (benefit) related to other items of comprehensive income	143,367	(140,519)	(142,899)
Other comprehensive income (loss)	453,996	(480,002)	(417,489)
Comprehensive income (loss) of Bank	(451,045)	857,659	439,210
TOTAL COMPREHENSIVE INCOME	$10,641,093	$7,209,871	$9,436,811

NOTE 24:	UNAUDITED QUARTERLY OPERATING RESULTS

	Year Ended December 31, 2020, Quarter ended
	Mar-21	Jun-21	Sep-21	Dec-21
Interest income	$9,976,604	$10,189,659	$10,858,812	$10,170,275
Interest expense	2,071,133	1,828,156	1,468,447	1,157,218
Net interest income	7,905,471	8,361,503	9,390,365	9,013,057
Provision for loan losses	400,000	300,000	100,000	-
Net gain on loans and investment securities	1,567,564	1,511,860	4,166,966	1,473,675
Other noninterest income, net	1,047,918	1,303,750	1,351,324	1,249,375
Noninterest expense	7,455,083	7,637,907	10,605,914	8,525,997
Income before income taxes	2,665,870	3,239,206	4,202,741	3,210,110
Provision for income taxes	449,854	723,024	802,431	704,476
Net income available to common shareholders	$2,216,016	$2,516,182	$3,400,310	$2,505,634
Basic income per common share	$0.51	$0.58	$0.78	$0.58
Diluted income per common share	$0.51	$0.58	$0.78	$0.57

	Year Ended December 31, 2020, Quarter ended
	Mar-20	Jun-20	Sep-20	Dec-20
Interest income	$10,798,857	$10,159,058	$9,968,256	$9,943,705
Interest expense	3,086,525	2,136,409	2,236,743	2,151,524
Net interest income	7,712,332	8,022,649	7,731,513	7,792,181
Provision for loan losses	500,000	750,000	950,000	1,400,000
Net gain on loans and investment securities	571,310	1,018,516	1,992,185	1,199,622
Other noninterest income, net	1,527,822	1,294,202	1,278,146	1,191,641
Noninterest expense	6,798,629	7,253,331	7,735,249	7,877,518
Income before income taxes	2,512,835	2,332,036	2,316,595	905,926
Provision for income taxes	407,990	448,653	418,819	(40,284)
Net income	$2,104,845	$1,883,383	$1,897,776	$946,210
Basic income per common share	$0.49	$0.43	$0.44	$0.22
Diluted income per common share	$0.49	$0.43	$0.43	$0.22

NOTE 25:	BUSINESS COMBINATION

On November 9, 2021, the Company announced that it entered into a definitive agreement whereby QCR Holdings will acquire the Company and merge Guaranty Bank into Springfield First Community Bank, QCR Holdings’ Springfield-based charter. The combined bank will operate under the Guaranty Bank name in all Springfield and southwest Missouri markets. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of the Company will have the right to receive for each share of the Company common stock owned, at the election of each stockholder, and subject to proration, (i) $30.50 in cash, (ii) 0.58775 shares of QCR Holdings common stock, or (iii) mixed consideration of $6.10 in cash and 0.4702 shares of QCR Holdings common stock, with total consideration to consist of approximately 80% stock and 20% cash. Based upon the $59.99 closing price of QCR Holdings common stock as of November 5, 2021, the transaction is valued at approximately $152 million. The transaction is subject to regulatory approvals, approval by the Company’s stockholders and certain customary closing conditions. The transaction is expected to close in the second quarter of 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Guaranty Federal Bancshares, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guaranty Federal Bancshares, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company’s internal risk rating process. Other adjustments have been made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Management discloses that this evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

March 11, 2022

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

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

The following table sets forth information as of December 31, 2021 with respect to equity plans under which shares of the Company’s common stock may be issued:

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	-	$-	93,842

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	93,842

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the sections captioned "Indebtedness of Management and Directors and Transactions with Certain Related Persons" and “Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding fees we paid to our principal accountant, BKD, LLP (U.S. PCAOB Auditor Firm ID 686), is contained under the section captioned "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Schedules

1.	Financial Statements

The following consolidated financial statements and the report of independent registered public accounting firm are filed as part of this report under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

2.

Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed with this report or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2021, by and between QCR Holdings, Inc. and Guaranty Federal Bancshares, Inc. (1)
3.1	Restated Certificate of Incorporation of Guaranty Federal Bancshares, Inc. (2)
3.2	Bylaws of Guaranty Federal Bancshares, Inc., as amended (3)
4.1	Description of the Registrant’s Securities (4)
4.2	Form of 5.25% Fixed-to-Float Rate Subordinated Note due 2030 (5)
10.1	Guaranty Federal Bancshares, Inc. 2010 Equity Plan *(6)
10.2	Guaranty Federal Bancshares, Inc. 2015 Equity Plan *(7)
10.3	Employment Agreement dated March 24, 2014 between the Company and Shaun A. Burke * (8)
10.4	Employment Agreement dated March 24, 2014 between the Company and Carter M. Peters (9)*
10.5	Employment Agreement dated March 24, 2014 between the Company and Sheri D. Biser (10)*
10.6	Amendment to Employment Agreement dated June 1, 2016 between the Company and Shaun A. Burke (11)*
10.7	Amendment to Employment Agreement dated June 1, 2016 between the Company and Carter M. Peters (12)*
10.8	Amendment to Employment Agreement dated June 1, 2016 between the Company and Sheri D. Biser (13)*
10.9	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Shaun A. Burke (14)*
10.10	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Carter Peters (15)*
10.11	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Sheri Biser (16)*
10.12	Employment Agreement dated April 20, 2020 between the Company and Craig E. Dunn (17)*
10.13	Written Description of 2020 Executive Long-Term Incentive Performance Share/Restricted Stock Unit Award Agreement Plan for Craig E. Dunn (18)*
10.14	Subordinated Note Purchase Agreement, dated July 29, 2020, by and among Guaranty Federal Bancshares, Inc. and the Purchasers (19)
10.15	Written Description of 2021 Executive Incentive Compensation Annual Plan-President and Chief Executive Officer (20)
10.16	Written Description of 2021 Executive Incentive Compensation Annual Plan-Chief Financial Officer (21)
10.17	Written Description of 2021 Executive Incentive Compensation Annual Plan-Chief Operations Officer (22)
10.18	Written Description of 2021 Executive Incentive Compensation Annual Plan-Chief Credit Officer (23)
10.19	Written Description of 2021 Executive Incentive Compensation Annual Plan-Chief Commercial Banking Officer (24)
21	Subsidiaries of the Registrant†
23	Consent of BKD, LLP†
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act†

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act†
32	Officer certifications pursuant to 18 U.S.C. Section 1350†
101

The following materials from Guaranty Federal Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Financial Condition (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) related notes.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

† Filed herewith

____________________

(1)	Filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2021 and incorporated herein by reference.
(2)	Filed as Exhibit 3(i) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(3)	Filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 0-23325) and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.
(5)	Filed as Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference.
(6)	Filed as Exhibit 99.1 to the Form S-8 Registration Statement filed by the Registrant on October 29, 2010 (SEC File No. 333-170205) and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 28, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(9)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(10)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 26, 2014 and incorporated herein by reference
(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(13)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 3, 2016 and incorporated herein by reference
(14)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(15)	Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(16)	Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on March 25, 2020 and incorporated herein by reference
(17)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2020 and incorporated herein by reference
(18)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 12, 2020 and incorporated herein by reference
(19)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020 and incorporated herein by reference
(20)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference
(21)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference
(22)	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference
(23)	Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference
(24)	Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021 and incorporated herein by reference

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARANTY FEDERAL BANCSHARES, INC.

Dated: March 11, 2022	By:	/s/ Shaun A. Burke
Shaun A. Burke
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shaun A. Burke	By:	/s/ Tim Rosenbury
	Shaun A. Burke		Tim Rosenbury
	President and Chief Executive Officer		Director
and Director
(Principal Executive Officer)
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Carter M. Peters	By:	/s/ James R. Batten
	Carter M. Peters		James R. Batten
	EVP and Chief Financial Officer		Chairman of the Board and Director
(Principal Accounting and Financial Officer)
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ John F. Griesemer	By:	/s/ James L. Sivils, III
	John F. Griesemer		James L. Sivils, III
	Director		Director
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ David T. Moore	By:	/s/ Greg A. Horton
	David T. Moore		Greg A. Horton
	Director		Director
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Kurt D. Hellweg	By:	/s/ Tony Scavuzzo
	Kurt D. Hellweg		Tony Scavuzzo
	Director		Director
Date:	March 11, 2022	Date:	March 11, 2022